Form 10-Q
period 1995-12-31
PVF CAPITAL CORP
filed 1996-02-09
CIK 928592

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20552

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1995.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------    -----------------------------

Commission File Number         0-24948
                       --------------------------------------------------------

                                PVF Capital Corp.
-------------------------------------------------------------------------------
             ( Exact name of registrant as specified in its charter)

           United States                           34-1659805
-------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

     25350 Rockside Road, Bedford Heights, Ohio            44146
-------------------------------------------------------------------------------
      (Address of principal executive offices)           (Zip Code)

                                (216) 439-2200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES  X     NO
                                              ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                      1,548,957
-----------------------------   -----------------------------------------------
          (Class)                      (Outstanding at January 31, 1996)

                                PVF CAPITAL CORP.


                                      INDEX

                                                                            Page

Part I    Financial Information

  Item 1  Financial Statements

          Consolidated Statements of Financial
          Condition, December 31, 1995 (unaudited)
          and June 30, 1995.                                                  1

          Consolidated Statements of Operations for
          the three and six months ended December 31,
          1995 and 1994 (unaudited).                                          2

          Consolidated Statements of Cash Flows for
          the six months ended December 31, 1995 and
          1994 (unaudited).                                                   3

          Notes to Consolidated Financial
          Statements (unaudited).                                             4


  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                          5

Part II   Other Information                                                   10

PART I   FINANCIAL INFORMATION
ITEM 1




                                PVF CAPITAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                     DECEMBER 31,          JUNE 30,
                 ASSETS                                                1995                  1995
                 ------                                              -----------         -----------
                                                                     (UNAUDITED)

Cash and amounts due from depository institutions                     $6,898,834          $6,643,369
Interest bearing deposits                                                538,256             650,211
Federal funds sold                                                    17,275,000           5,325,000
Investment securities, at cost                                         8,505,276          41,193,894
Loans receivable held for long-term investment, net                  268,119,104         246,480,233
Loans receivable available for sale, net                               3,045,837           4,451,156
Mortgage-backed securities held for investment, net                      775,687           3,764,087
Office properties and equipment, net                                   2,733,740           2,726,577
Real estate in development                                               900,882             885,750
Investment required by law
   Stock in the Federal Home Loan Bank of Cincinnati                   1,814,025           1,756,135
Prepaid expenses and other assets                                      1,859,201           1,555,367
                                                                    ------------        ------------
Total Assets                                                        $312,465,842        $315,431,779
                                                                    ------------        ------------
                                                                    ------------        ------------


        LIABILITIES AND STOCKHOLDERS' EQUITY
        -------------------------------------

Liabilities
   Deposits                                                         $281,238,462        $272,290,442
   Advances from the Federal Home Loan Bank of Cincinn                         0          15,000,000
   Notes payable                                                       3,000,000           1,800,000
   Advances from borrowers for taxes and insurance                     4,473,015           4,316,619
   Income taxes payable                                                  223,407             450,012
   Accrued expenses and other liabilities                              3,018,451           2,756,838
                                                                    ------------        ------------
Total Liabilities                                                    291,953,335         296,613,911

Stockholders' Equity
   Serial preferred stock, none issued                                         0                   0
   Common stock                                                           15,490              14,041
   Paid in capital                                                    10,003,661           8,155,885
   Retained earnings-substantially restricted                         10,493,356          10,647,942
                                                                    ------------        ------------
Total Stockholders' Equity                                            20,512,507          18,817,868
                                                                    ------------        ------------
Total Liabilities and Stockholders' Equity                          $312,465,842        $315,431,779
                                                                    ------------        ------------
                                                                    ------------        ------------





See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1



                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           DECEMBER 31,                  DECEMBER 31,
                                                                 -------------------------    --------------------------
                                                                       1995           1994           1995           1994
INTEREST INCOME
  Interest on Loans                                              $6,350,547     $4,935,450    $12,347,909     $9,657,272
  Interest on mortgage-backed securities                             46,313        132,382        115,710        181,571
  Interest on cash and investment securities                        515,231        364,059      1,310,378        650,158
                                                                 ----------     ----------    -----------     ----------
         Total Interest Income                                    6,912,091      5,431,891     13,773,997     10,489,001
                                                                 ----------     ----------    -----------     ----------
INTEREST EXPENSE
  Interest on deposits                                            3,896,143      2,585,489      7,810,359      4,889,265
  Interest on borrowings                                             74,620        241,246        289,489        410,284
                                                                 ----------     ----------    -----------     ----------
         Total interest expense                                   3,970,763      2,826,735      8,099,848      5,299,549
                                                                 ----------     ----------    -----------     ----------
         Net interest income                                      2,941,328      2,605,156      5,674,149      5,189,452

Provisions for loan losses                                          374,000         20,000        394,000        100,000
                                                                 ----------     ----------    -----------     ----------
         Net Interest Income after provision for loan losses      2,567,328      2,585,156      5,280,149      5,089,452
                                                                 ----------     ----------    -----------     ----------
NONINTEREST INCOME, NET
  Loan and other fees                                               116,696        110,175        224,004        201,205
  Mortgage banking activities, net                                  355,215          5,660        483,027        148,693
  Other, net                                                        112,919         72,410        197,278        109,636
                                                                 ----------     ----------    -----------     ----------
         Total noninterest income                                   584,830        188,245        904,309        459,534
                                                                 ----------     ----------    -----------     ----------
NONINTEREST EXPENSE
  Compensation and benefits                                         928,807        919,432      1,907,770      1,762,165
  Office, occupancy, and equipment                                  350,057        274,065        713,535        573,197
  Other                                                             534,512        502,861      1,156,816      1,049,907
                                                                 ----------     ----------    -----------     ----------
         Total noninterest expense                                1,813,376      1,696,358      3,778,121      3,385,269
                                                                 ----------     ----------    -----------     ----------
         Income before federal income tax                         1,338,782      1,077,043      2,406,337      2,163,717

Federal income tax provision                                        420,000        243,500        735,600        590,000
                                                                 ----------     ----------    -----------     ----------
         Net income                                                $918,782       $833,543     $1,670,737     $1,573,717

Net income per share                                                  $0.56          $0.51          $1.02          $0.96
                                                                      -----          -----          -----          -----
                                                                      -----          -----          -----          -----




See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1


                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     SIX MONTHS ENDED
                                                                                                      DECEMBER 31ST
                                                                                               -------------------------------
                                                                                                   1995               1994
                                                                                                   ----               ----
OPERATING ACTIVITIES
  Net Income                                                                                   $1,670,737          $1,573,717
  Adjustments to reconcile net income to net cash provided by operating activities
    Accretion of discount on marketable securities                                                (25,163)            (39,189)
    Depreciation and amortization                                                                 244,144             160,046
    Provision for losses on loans, net                                                            394,000             100,000
    Accretion of unearned discount and deferred loan origination fees, net                       (515,675)           (552,746)
    Gain on loans available for sale, net                                                        (239,121)               (752)
    Loss on mortgage-backed securities available for sale, net                                     23,582                 575
    Gain on disposal of real estate owned, net                                                          0             (25,000)
    Gain on investment securities available for sale, net                                         (74,721)                  0
    Change in accrued interest on investments, loans, and borrowings, net                         (60,905)           (218,040)
    Change in other assets and other liabilities, net                                            (112,430)         (1,877,175)
    Change in loans receivable available for sale, net                                          1,644,440           2,514,987
                                                                                              -----------          ----------
        Net cash provided by (used in) operating activities                                     2,948,888           1,636,423
                                                                                              -----------          ----------
INVESTING ACTIVITIES
    Loan and mortgage-backed securities repayments and originations,net                       (19,369,802)        (32,394,817)
    Mortgage-backed securities purchased                                                                0          (4,829,371)
    Sale of mortgage-backed securities available for sale                                         855,477                   0
    Disposals of real estate owned                                                                      0             106,214
    Purchase of investment securities                                                         (10,305,000)        (12,979,844)
    Investment securities maturities                                                           33,086,314             100,000
    Sale of investment securities available for sale                                           10,007,188                   0
    FHLB stock dividend, net                                                                      (57,890)           (136,580)
    Additions to office properties and equipment, net                                            (251,307)           (349,794)
    Disposal (additions) to real estate in development, net                                       (15,132)             64,380
                                                                                              -----------          ----------
        Net cash used in investing activities                                                  13,949,848         (50,419,812)
                                                                                              -----------          ----------
FINANCING ACTIVITIES
    Net increase (decrease) in demand deposits, NOW, and passbook savings                       2,007,353          (4,075,221)
    Net increase in time deposits                                                               6,963,519          30,832,381
    Proceeds from (payment on) FHLB advances                                                  (15,000,000)         11,440,000
    Proceeds from note payable                                                                  1,200,000                   0
    Stock options exercised                                                                        25,000                   0
    Cash dividend paid                                                                                  0            (281,427)
    Cash paid in lieu of fractional shares                                                         (1,098)                  0
                                                                                              -----------          ----------
        Net cash provided by (used in) financing activities                                    (4,805,226)         37,915,733
                                                                                              -----------          ----------

Net increase (decrease) in cash and cash equivalents                                           12,093,510         (10,867,656)

Cash and cash equivalents at beginning of period                                               12,618,580          13,875,308
                                                                                              -----------          ----------
Cash and cash equivalents at end of period                                                    $24,712,090          $3,007,652
                                                                                              -----------          ----------
                                                                                              -----------          ----------


See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

                                PVF CAPITAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1995 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted.
However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 1995 are not necessarily indictive of the results to be expected for the entire year ending June 30, 1996. The results of operations for PVF Capital Corp. for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the"Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2. The undercapitalized status of the Federal Deposit Insurance Corporation's Savings Association Insurance Fund (SAIF) has resulted in the introduction of federal legislation to recapitalize the SAIF which, if enacted, would require institutions like the Bank to pay a one-time charge to recapitalize the depleted insurance fund. Although the ultimate amount of the one-time charge has yet to be determined, the special assessment will be calculated on the Bank's deposit base at a specific, determined point in time.

3.   Cash and cash equivalents consist of the following:

                                             December 31, 1995     June 30, 1995
                                             -----------------     -------------
Cash and amounts due from depository
 institutions                                     $ 6,898,834       $ 6,643,369
Interest bearing deposits                             538,256           650,211
Federal funds sold                                 17,275,000         5,325,000
                                                  -----------       -----------
                                                  $24,712,090       $12,618,580
                                                  -----------       -----------
                                                  -----------       -----------

4. Net income per share is based on the weighted average number of common shares outstanding of 1,548,957 and 147,923 in outstanding stock options.

Part I Financial Information
Item 2



                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three and six month periods ended December 31, 1995 for PVF Capital Corp ("PVF" or the "Company") and Park View Federal Savings Bank (the "Bank"), its principal and wholly owned subsidiary.


FINANCIAL CONDITION

Consolidated assets of PVF were $312.5 million as of December 31, 1995, a decrease of approximately $3.0 million or 1.0% as compared to June 30, 1995.
The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.09%, 7.09% and 11.44% respectively at December 31, 1995.

During the six months ended December 31, 1995 the Company's cash and cash equivalents, which consist of cash, interest bearing deposits and federal funds sold, increased $12.1 million or 95.8% as compared to June 30, 1995. The change in the Company's cash and cash equivalents consisted of an increase in cash and interest bearing deposits of $0.1 million and an increase in federal funds sold of $12.0 million.

The net $17.2 million or 6.8% increase in loans receivable and mortgage-backed securities during the six months ended December 31, 1995 resulted from an increase of $18.8 million in real estate mortgage loans, the repayment of $2.1 million on mortgage-backed securities, the sale of $0.9 million on mortgage-backed securities, an increase of $1.7 million in home equity line of credit loans, and a decrease of $0.3 million in installment loans. The increase of $18.8 million in real estate mortgage loans included an increase of $14.1 million in construction and land loans and an increase of $4.7 million in all other mortgage loans. The decrease in investment securities of $32.7 million was the result of the purchase of $10.3 million of investment securities and the sale and maturity of $10.0 million and $33.0 million of investment securities, respectively. The reclassification and sale of investment securities and mortgage-backed securities formerly classified as held for long term investment was in accordance with the one time window of opportunity granted under FASB 115 for the reclassification of securites.

During the six months ended December 31, 1995 management's decision to aggressively match market savings rates resulted in an increase of $8.9 million or 3.3% in savings deposits. The increase in savings deposits along with net proceeds received on

Part I Financial Information
Item 2

FINANCIAL CONDITION CONTINUED

investment securities of $32.7 million were used to repay advances of $15.0 million from the Federal Home Loan Bank of Cincinnati and fund the net increases in loans receivable and mortgage-backed securities of $17.2 million and federal funds sold of $12.0 million. The increase in notes payable of $1.2 million was the result of a loan secured by PVF in order to fund the intercompany purchase of $146.0 million in Federal Home Loan Mortgage Corporation servicing from the Bank during the six month period ended December 31, 1995. This transaction resulted in an increase of $1.2 million to the Bank's regulatory capital. The decrease in income taxes payable of $0.2 million is the result of timing differences between the accrual and payment of federal income taxes due.


RESULTS OF OPERATIONS   Three months ended December 31, 1995,
                        compared to three months ended
                        December 31, 1994.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts and gains on the sale of loans and mortgage-backed securities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the three months ended December 31, 1995 was $919,000. This represents a 10.2% increase when compared with the prior year comparable period.

Net interest income for the three months ended December 31, 1995 increased by $336,000 or 12.9% primarily due to an increase of $1,480,000 or 27.2% in interest income that resulted from an increase of $33.6 million in the average balance of the loan and mortgage-backed securities portfolio's along with an increase in the average balance of the investment portfolio of $9.7 million and a 72 basis point increase in the average return on interest

Part I Financial Information
Item 2

RESULTS OF OPERATION CONTINUED

earning assets from the prior year comparable period. The average balance on deposits and advances increased by $38.4 million from the prior year comparable period. This increased balance along with a 93 basis point increase in the average cost of funds for the current period resulted in an overall increase in interest expense of $1,144,000 or 40.5%. Despite higher average interest rates and a decrease of 21 basis points in the Company's interest rate spread during the current period as compared to the prior year comparable period, the Company's net interest income increased due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended December 31, 1995 a provision for loan losses of $374,000 was recorded as compared to $20,000 for the three months ended December 31, 1994. These provisions were based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. During the three months ended December 31, 1995 and 1994 management increased its unallocated reserves for loan losses based primarily on current growth of the loan portfolio, along with prevailing economic conditions and other factors deemed relevant. At December 31, 1995, the allowance for loan losses was $2.7 million, which represented 69.3% of nonperforming loans and 1.0% of net loans.

For the three months ended December 31, 1995 noninterest income increased $397,000 or 210.7% from the prior year comparable period. During the three months ended December 31, 1995, PVF sold loans classified as held for sale and due to a downward trend in interest rates during the period recorded a gain of approximately $220,700, while income recognized on servicing amounted to approximately $134,500. For the comparable period in 1994, PVF sold loans classified as held for sale and due to an upward trend in interest rates during the period recorded a loss of approximately $126,300, while income recognized on servicing amounted to approximately $132,000. During these periods, PVF pursued a strategy of originating long term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Other noninterest income, net increased by $40,500 or 56.0% from the previous years comparable period primarily due to net gains realized on the sale of investment securities during the current period.

Noninterest expense for the three months ended December 31, 1995 increased by $117,000 or 6.9% from the prior year comparable period. This was primarily the result of a 76,000 or 27.7% increase in office occupancy attributable to the opening of two

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

new branch offices and the relocation of another branch during the current period.

The federal income tax provision for the three month period ended December 31, 1995 increased to an effective rate of 31.4% for the current period from an effective rate of 22.6% for the prior year comparable period. This increase is due to the decrease in tax statutory bad debt deductions available in the current year versus the prior year comparable period.

RESULTS OF OPERATIONS   Six months ended December 31, 1995,
                        compared to six months ended
                        December 31, 1994.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts and gains on the sale of loans and mortgage-backed securities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the six months ended December 31, 1995 was $1,671,000. This represents a 6.2% increase when compared with the prior year comparable period.

Net interest income for the six months ended December 31, 1995 increased by $485,000 or 9.3% primarily due to an increase of $3,285,000 or 31.3% in interest income that resulted from an increase of $35.5 million in the average balance of the loan and mortgage-backed securities portfolio's along with an increase in the average balance of the investment portfolio of $20.3 million and a 61 basis point increase in the average return on interest earning assets from the prior year comparable period. The average balance on deposits and advances increased by $52.0 million from the prior year comparable period. This increased balance along with a 106 basis point increase in the average cost of funds for the current period resulted in an overall increase in interest expense of $2,800,000 or 52.8%. Despite higher

Part I Financial Information
Item 2

RESULTS OF OPERATION CONTINUED

average interest rates and a decrease of 45 basis points in the Bank's interest rate spread during the current period as compared to the prior year comparable period, the Company's net interest income increased due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the six months ended December 31, 1995 a provision for loan losses of $394,000 was recorded as compared to $100,000 for the six months ended December 31, 1994. These provisions were based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. During the six months ended December 31, 1995 and 1994 management increased its unallocated reserves for loan losses based primarily on current growth of the loan portfolio, along with prevailing economic conditions and other factors deemed relevant. At December 31, 1995, the allowance for loan losses was $2.7 million, which represented 69.3% of nonperforming loans and 1.0% of net loans.

For the six months ended December 31, 1995 noninterest income increased $445,000 or 96.8% from the prior year comparable period. During the six months ended December 31, 1995, PVF sold loans classified as held for sale and due to a downward trend in interest rates during the period recorded a gain of approximately $216,000, while income recognized on servicing amounted to approximately $267,000. For the comparable period in 1994, PVF sold loans classified as held for sale and due to an upward trend in interest rates during the period recorded a loss of approximately $115,000, while income recognized on servicing amounted to approximately $264,000. During these periods, PVF pursued a strategy of originating long term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Other noninterest income, net increased by $88,000 or 80.0% from the previous years comparable period primarily due to gains realized on the sale of investment securities recorded during the current period.

Noninterest expense for the six months ended December 31, 1995 increased by $393,000 or 11.6% from the prior year comparable period. This was primarily the result of a $146,000 or 8.3% increase in compensation and benefits attributable to additional employees, employee 401K benefits, and salary and wage adjustments. Office occupancy increased by $140,000 or 24.5% as a result of the opening of two new branch offices and the relocation of another branch during the current period. Other noninterest expense increased by $107,000 or 10.2% as a result of increased advertising, professional and legal services, regulatory and insurance expenses, and franchise tax expense.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED


The federal income tax provision for the six month period ended December 31, 1995 increased to an effective rate of 30.6% for the current period from an effective rate of 27.3% for the prior year comparable period. This increase is due to the decrease in tax statutory bad debt deductions available in the current year versus the prior year comparable period.


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by Federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 5% of the sum of net withdrawable savings and borrowings due within one year. The Bank's liquidity at December 31, 1995 was 11.7%. Management believes the Bank has sufficient liquidity to meet its operational needs.



Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a) PVF did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PVF Capital Corp.
                                   -----------------
                                     (Registrant)


Date:  February 9, 1996         /s/ C. Keith Swaney
      ------------------       -----------------------------

                               C. Keith Swaney
                               Vice President and Treasurer