Form 10-Q
period 1996-03-31
PVF CAPITAL CORP
filed 1996-05-14
CIK 928592

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20552

                                    FORM 10-Q


[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996.

[ ]Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                    to
                               -------------------   ---------------------

Commission File Number               0-24948
                       ---------------------------------------------------------
                                PVF Capital Corp.
- --------------------------------------------------------------------------------
             ( Exact name of registrant as specified in its charter)

         United States                      34-1659805
- --------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)           Identification No.)

     25350 Rockside Road, Bedford Heights, Ohio        44146
- --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (216) 439-2200
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES  X    NO
                                              ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                     1,548,957
- ------------------------------          ----------------------------------------
            (Class)                     (Outstanding at April 30, 1996)

                                PVF CAPITAL CORP.


                                      INDEX

                                                                    Page

Part I         Financial Information

  Item 1       Financial Statements

               Consolidated Statements of Financial
               Condition, March 31, 1996 (unaudited)
               and June 30, 1995.                                     1

               Consolidated Statements of Operations for
               the three and nine months ended March 31,
               1996 and 1995 (unaudited).                             2

               Consolidated Statements of Cash Flows for
               the nine months ended March 31, 1996 and
               1995 (unaudited).                                      3

               Notes to Consolidated Financial
               Statements (unaudited).                                4

  Item 2       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                             5

Part II        Other Information                                     10

PART I   FINANCIAL INFORMATION
ITEM 1




                                PVF CAPITAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     March 31,       June 30,
                        ASSETS                                         1996            1995
                        ------                                    ----------------  ---------------
                                                                    (Unaudited)
Cash and amounts due from depository institutions                     $4,134,729       $6,643,369
Interest bearing deposits                                                162,177          650,211
Federal funds sold                                                     4,275,000        5,325,000
Investment securities, at cost                                         9,093,788       41,193,894
Loans receivable, net                                                281,256,162      246,480,233
Loans receivable available for sale, net                               4,025,618        4,451,156
Mortgage-backed securities held to maturity, net                         709,047        3,764,087
Mortgage-backed securities available for sale, net                     7,773,912                0
Office properties and equipment, net                                   2,647,956        2,726,577
Real estate in development                                               830,308          885,750
Real estate owned                                                         67,469                0
Investment required by law
  Stock in the Federal Home Loan Bank of Cincinnati                    1,847,970        1,756,135
Prepaid expenses and other assets                                      1,276,052        1,555,367
                                                                    -------------    -------------
Total Assets                                                        $318,100,188     $315,431,779
                                                                    -------------    -------------
                                                                    -------------    -------------

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Liabilities
  Deposits                                                          $270,637,662     $272,290,442
  Advances from the Federal Home Loan Bank of Cincinnati              17,500,000       15,000,000
  Notes payable                                                        2,810,000        1,800,000
  Advances from borrowers for taxes and insurance                      2,510,320        4,316,619
  Income taxes payable                                                   151,406          450,012
  Accrued expenses and other liabilities                               3,166,157        2,756,838
                                                                    -------------    -------------
Total Liabilities                                                    296,775,545      296,613,911

Stockholders' Equity
  Serial preferred stock, none issued                                          0                0
  Common stock                                                            15,490           14,041
  Paid in capital                                                     10,003,661        8,155,885
  Retained earnings-substantially restricted                          11,426,042       10,647,942
  Unrealized market adjustment on available for sale securities        (120,550)                0
                                                                    -------------    -------------
Total Stockholders' Equity                                            21,324,643       18,817,868
                                                                    -------------    -------------
Total Liabilities and Stockholders' Equity                          $318,100,188     $315,431,779
                                                                    -------------    -------------
                                                                    -------------    -------------


See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1




                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months Ended             Nine Months Ended
                                                                           March 31,                    March 31,
                                                               ---------------------------   ------------------------------
                                                                      1996           1995            1996           1995
Interest Income
  Interest on loans                                              $6,450,807     $5,112,015    $18,798,716    $14,769,287
  Interest on mortgage-backed securities                             14,942        174,152        130,652        355,723
  Interest on cash and investment securities                        304,461        493,767      1,614,839      1,143,925
                                                                 ----------     ----------    -----------    -----------
          Total Interest Income                                   6,770,210      5,779,934     20,544,207     16,268,935
                                                                 ----------     ----------    -----------    -----------
Interest expense
  Interest on deposits                                            3,685,846      2,925,039     11,496,205      7,814,304
  Interest on borrowings                                            124,909        202,110        414,398        612,394
                                                                 ----------     ----------    -----------    -----------
          Total interest expense                                  3,810,755      3,127,149     11,910,603      8,426,698
                                                                 ----------     ----------    -----------    -----------
          Net interest income                                     2,959,455      2,652,785      8,633,604      7,842,237

Provisions for loan losses                                           23,000        125,000        417,000        225,000
                                                                 ----------     ----------    -----------    -----------
          Net Interest Income after provision for loan losses     2,936,455      2,527,785      8,216,604      7,617,237
                                                                 ----------     ----------    -----------    -----------
Noninterest income, net
  Loan and other fees                                                93,910         96,155        317,914        297,360
  Mortgage banking activities, net                                  269,622        452,556        752,649        601,249
  Other, net                                                         18,444         18,674        215,722        128,310
                                                                 ----------     ----------    -----------    -----------
          Total noninterest income                                  381,976        567,385      1,286,285      1,026,919
                                                                 ----------     ----------    -----------    -----------
Noninterest expense
  Compensation and benefits                                         971,021        946,328      2,878,791      2,708,493
  Office, occupancy, and equipment                                  356,874        325,506      1,070,409        898,703
  Other                                                             599,850        552,637      1,756,666      1,602,544
                                                                 ----------     ----------    -----------    -----------
          Total noninterest expense                               1,927,745      1,824,471      5,705,866      5,209,740
                                                                 ----------     ----------    -----------    -----------
          Income before federal income tax provision              1,390,686      1,270,699      3,797,023      3,434,416

Federal income tax provision                                        458,000        389,000      1,193,600        979,000
                                                                 ----------     ----------    -----------    -----------
          Net income                                               $932,686       $881,699     $2,603,423     $2,455,416

Net income per share                                                  $0.57          $0.54          $1.58          $1.49
                                                                      -----          -----          -----          -----


See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1



                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   March 31st
                                                                                       ----------------------------------
                                                                                               1996           1995
                                                                                               ----           ----
OPERATING ACTIVITIES
 Net Income                                                                               $2,603,423     $2,455,416
 Adjustments to reconcile net income to net cash provided by operating activities
  Accretion of discount on marketable securities                                             (25,163)       (64,578)
  Depreciation and amortization                                                              360,969        255,075
  Provision for losses on loans, net                                                         417,000        225,000
  Provision for lower of cost or market adjustment loans available for sale                   68,690         15,000
  Accretion of unearned discount and deferred loan origination fees, net                    (698,510)      (830,563)
  Gain on loans available for sale, net                                                     (441,230)       (18,783)
  (Gain) loss on mortgage-backed securities available for sale, net                           23,582       (202,717)
  Gain on disposal of real estate owned, net                                                       0        (30,207)
  Gain on investment securities available for sale, net                                      (74,721)             0
  Change in accrued interest on investments, loans, and borrowings, net                     (108,292)      (309,304)
  Change in other assets and other liabilities, net                                       (1,416,272)    (1,681,996)
  Change in loans receivable available for sale, net                                         866,768      1,828,483
                                                                                          -----------    -----------
        Net cash provided by operating activities                                          1,576,244      1,640,826
                                                                                          -----------    -----------
INVESTING ACTIVITIES
   Loan and mortgage-backed securities repayments and originations, net                  (40,197,489)   (26,087,915)
   Mortgage-backed securities purchased                                                            0     (4,829,371)
   Sale of mortgage-backed securities available for sale                                     855,477              0
   Disposals of real estate owned                                                                  0        111,422
   Purchase of investment securities                                                     (19,298,788)   (32,957,950)
   Investment securities maturities                                                       41,491,590        200,000
   Sale of investment securities available for sale                                       10,007,188              0
   FHLB stock dividend, net                                                                  (91,835)      (392,746)
   Additions to office properties and equipment, net                                        (282,348)    (1,054,164)
   Disposal of real estate in development, net                                                55,442         64,380
                                                                                          -----------    -----------
        Net cash used in investing activities                                             (7,460,763)   (64,946,344)
                                                                                          -----------    -----------
FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, NOW, and passbook savings                   3,115,356     (7,574,261)
   Net increase (decrease) in time deposits                                               (4,811,413)    68,758,155
   Net increase (decrease) in FHLB advances                                                2,500,000     (2,560,000)
   Net increase in notes payable                                                           1,010,000              0
   Proceeds from stock options exercised                                                      25,000              0
   Cash dividend paid                                                                              0       (281,427)
   Cash paid in lieu of fractional shares                                                     (1,098)             0
                                                                                          -----------    -----------
        Net cash provided by financing activities                                          1,837,845     58,342,467
                                                                                          -----------    -----------

Net decrease in cash and cash equivalents                                                 (4,046,674)    (4,963,051)

Cash and cash equivalents at beginning of period                                          12,618,580     13,875,308

                                                                                          -----------    -----------
Cash and cash equivalents at end of period                                                $8,571,906     $8,912,257
                                                                                          -----------    -----------
                                                                                          -----------    -----------


See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

                                PVF CAPITAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1995 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted.
However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year ending June 30, 1996. The results of operations for PVF Capital Corp. for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the "Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

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

3.   Cash and cash equivalents consist of the following:



                                           March 31, 1996     June 30, 1995
                                           --------------     -------------
Cash and amounts due from depository
 institutions                                 $ 4,134,729       $ 6,643,369
Interest bearing deposits                         162,177           650,211
Federal funds sold                              4,275,000         5,325,000
                                              -----------       -----------
                                              $ 8,571,906       $12,618,580
                                              -----------       -----------
                                              -----------       -----------

4. Net income per share for the three and nine month periods ended March 31, 1996 and 1995 is based on the weighted-average number of common shares outstanding of 1,548,957 and 147,923 in outstanding stock options.

5. On January 1, 1996, the Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." This standard requires that entities recognize rights to service mortgage loans for others as separate assets whether those rights are acquired through loan origination activities or through purchase activities. Additionally, the enterprise must periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of the standard did not have a material impact on the financial position or results of operations.

Part I Financial Information
Item 2



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three and nine month periods ended March 31, 1996 for PVF Capital Corp. ("PVF" or the "Company") and Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary.


FINANCIAL CONDITION

Consolidated assets of PVF were $318.1 million as of March 31, 1996, an increase of approximately $2.7 million or 0.9% as compared to June 30, 1995. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital with capital levels of 7.20%, 7.20% and 11.29% respectively at March 31, 1996.

During the nine months ended March 31, 1996, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $4.0 million or 32.1% as compared to June 30, 1995. The change in the Company's cash and cash equivalents consisted of a decrease in cash and interest-bearing deposits of $3.0 million and a decrease in federal funds sold of $1.0 million.

The net $39.1 million or 15.3% increase in loans receivable and mortgage-backed securities during the nine months ended March 31, 1996 resulted from a net increase of $31.2 million in real estate mortgage loans, a net increase of $4.7 million in mortgage-backed securities, and a net increase of $3.2 million in home equity line of credit loans. The net increase of $31.2 million in real estate mortgage loans included an increase of $12.4 million in commercial real estate loans, an increase of $11.6 million in construction and land loans, an increase of $4.8 million in single-family loans, and an increase of $2.4 million in multi-family mortgage loans. The net increase of $4.7 million in mortgage-backed securities is the result of the Bank swapping $8.0 million in single-family mortgage loans with the Federal Home Loan Mortgage Corporation ("FHLMC") for mortgage-backed securities and the repayment and sale of $2.4 million and $0.9 million of mortgage-backed securities, respectively. The decrease in investment securities of $32.1 million was the result of the purchase of $19.3 million of investment securities and the sale and maturity of $10.0 million and $41.4 million of investment securities, respectively. In December 1995, the Bank reclassified approximately $10.0 million of investment securities held to maturity to investment securities available for sale.

Part I Financial Information
Item 2

FINANCIAL CONDITION CONTINUED


The reclassification was in accordance with the Financial Accounting Standards Board (FASB) issuing a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," that permitted this one-time reassessment. The aforementioned securities were subsequently sold by the Bank in December 1995. Gains or losses on dispositions are based on net proceeds and the carrying value of securities sold, using the specific identification method.

During the nine months ended March 31, 1996, management's decision to borrow funds rather than aggressively match market savings rates resulted in a decrease of $1.7 million or 0.6% in savings deposits and an increase in Federal Home Loan Bank advances of $2.5 million or 16.7%. The increase in notes payable of $1.0 million was the result of a loan secured by PVF in order to fund the intercompany purchase of $146.0 million in FHLMC servicing from the Bank during the nine month period ended March 31, 1996. This transaction resulted in an increase of $1.2 million to the Bank's regulatory capital. The decrease in income taxes payable and advances from borrowers for taxes and insurance of $0.3 million and $1.8 million, respectively, is the result of timing differences between the accrual and payment of federal income taxes and real estate taxes and homeowners insurance.

The net proceeds received on investment securities of $32.1 million, the reduction of $4.0 million in cash and cash equivalents, and the increase of $3.5 million in borrowed funds were used to fund the net increase in loans receivable and mortgage-backed securities of $39.1 million.


RESULTS OF OPERATIONS   Three months ended March 31, 1996,
                        compared to three months ended
                        March 31, 1995.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts and gains on the sale of

Part I Financial Information
Item 2

RESULTS OF OPERATION CONTINUED


loans and mortgage-backed securities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the three months ended March 31, 1996 was $933,000. This represents a 5.8% increase when compared with the prior year comparable period.

Net interest income for the three months ended March 31, 1996 increased by $307,000 or 11.6% primarily due to an increase of $990,000 or 17.1% in interest income that resulted from an increase of $42.8 million in the average balance of the loan and mortgage-backed securities portfolios and a decrease in the average balance of the investment portfolio of $9.5 million and a 34 basis point increase in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $26.8 million from the prior year comparable period. This increased balance along with a 36 basis point increase in the average cost of funds for the current period resulted in an overall increase in interest expense of $683,000 or 21.9%. Despite higher average interest rates and a decrease of 2 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period, the Company's net interest income increased due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended March 31, 1996, a provision for loan losses of $23,000 was recorded as compared to $125,000 for the three months ended March 31, 1995. These provisions were based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. During the three months ended March 31, 1996 and 1995, management increased its unallocated reserves for loan losses based primarily on current growth of the loan portfolio, along with prevailing economic conditions and other factors deemed relevant. At March 31, 1996, the allowance for loan losses was $2.6 million, which represented 69.2% of nonperforming loans and 0.9% of net loans and mortgage-backed securities.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED


For the three months ended March 31, 1996, noninterest income decreased $185,000 or 32.7% from the prior year comparable period. This was primarily the result of a decrease of $188,200 in gains recorded on the sale of loans classified as held for sale from $321,600 for the three months ended March 31, 1995 to $133,400 for the three months ended March 31, 1996. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to FHLMC and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

Noninterest expense for the three months ended March 31, 1996 increased by $103,300 or 5.7% from the prior year comparable period. This was primarily the result of an increase in overall operating expenses during the current period attributable to the opening of two new branch offices and the relocation of another branch.

The federal income tax provision for the three month period ended March 31, 1996 increased to an effective rate of 32.9% for the current period from an effective rate of 30.6% for the prior year comparable period. This increase is due to the decrease in tax statutory bad debt deductions available in the current year versus the prior year comparable period.

RESULTS OF OPERATIONS   Nine months ended March 31, 1996,
                        compared to nine months ended
                        March 31, 1995.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts and gains on the sale of loans and mortgage-backed securities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

Part I Financial Information
Item 2

RESULTS OF OPERATION CONTINUED


The Company's net income for the nine months ended March 31, 1996 was $2,603,000. This represents a 6.0% increase when compared with the prior year comparable period.

Net interest income for the nine months ended March 31, 1996 increased by $791,000 or 10.1% primarily due to an increase of $4,275,000 or 26.3% in interest income that resulted from an increase of $37.9 million in the average balance of the loan and mortgage-backed securities portfolios along with an increase in the average balance of the investment portfolio of $10.4 million and a 52 basis point increase in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $43.6 million from the prior year comparable period. This increased balance along with an 83 basis point increase in the average cost of funds for the current period resulted in an overall increase in interest expense of $3,484,000 or 41.3%. Despite higher average interest rates and a decrease of 31 basis points in the Bank's interest-rate spread during the current period as compared to the prior year comparable period, the Company's net interest income increased due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the nine months ended March 31, 1996, a provision for loan losses of $417,000 was recorded as compared to $225,000 for the nine months ended March 31, 1995. These provisions were based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. During the nine months ended March 31, 1996 and 1995, management increased its unallocated reserves for loan losses based primarily on current growth of the loan portfolio, along with prevailing economic conditions and other factors deemed relevant. At March 31, 1996, the allowance for loan losses was $2.6 million, which represented 69.2% of nonperforming loans and 0.9% of net loans.

For the nine months ended March 31, 1996, noninterest income increased $259,000 or 25.3% from the prior year comparable period. This is primarily attributible to an increase of $142,000 in gains recorded on the sale of loans classified as held for sale from $207,000 for the nine months ended March 31, 1995 to $349,000 for the nine months ended March 31, 1996. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to FHLMC and FNMA guidelines

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED


and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Other noninterest income, net increased by $88,000 or 68.1% from the previous year comparable period primarily due to gains realized on the sale of investment securities classified available for sale recorded during the current period.

Noninterest expense for the nine months ended March 31, 1996 increased by $496,000 or 9.5% from the prior year comparable period. This was primarily the result of a $170,000 or 6.3% increase in compensation and benefits attributable to additional employees, employee 401K benefits, and salary and wage adjustments. Office occupancy increased by $172,000 or 19.1% during the current period as a result of the opening of two new branch offices and the relocation of another branch. Other noninterest expense increased by $154,000 or 9.6% as a result of increased advertising, professional and legal services, regulatory and insurance expenses, and franchise tax expense.

The federal income tax provision for the nine month period ended March 31, 1996 increased to an effective rate of 31.4% for the current period from an effective rate of 28.5% for the prior year comparable period. This increase is due to the decrease in tax statutory bad debt deductions available in the current year versus the prior year comparable period.


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 5% of the sum of net withdrawable savings and borrowings due within one year. The Bank's liquidity at March 31, 1996 was 5.2%. Management believes the Bank has sufficient liquidity to meet its operational needs.



Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a) PVF did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PVF Capital Corp.
                                  -----------------
                                     (Registrant)


Date:  May 14, 1996              /s/ C. Keith Swaney
       ------------            --------------------------------
                               C. Keith Swaney
                               Vice President and Treasurer