Form 10-K405
period 1996-06-30
PVF CAPITAL CORP
filed 1996-09-25
CIK 928592

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                              --------------------
                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996

/ / TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to
                               ----------  ------------

                         COMMISSION FILE NUMBER 0-24948

                                PVF CAPITAL CORP
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          OHIO                                              34-1659805
- -------------------------                              -------------------
(STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

25350 ROCKSIDE ROAD, BEDFORD HTS., OHIO                            44146
- ----------------------------------------                    -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (216) 991-9600

        Securities registered pursuant to Section 12(b) of the Act:  None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X   No
                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's voting stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") System Small-Cap Market under the symbol "PVFC." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq System on September 15, 1996, was $25,222,456. For purposes of this calculation, it is assumed that directors, executive officers and 5% stockholders of the registrant are affiliates. As of September 15, 1996, the registrant had 2,323,338 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996. (Parts I, II and IV)
     2.  Proxy Statement for the 1996 Annual Meeting of Stockholders.
         (Part III)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     PVF Capital Corp. ("PVF" or the "Company") announced the reorganization of Park View Federal Savings Bank ("Park View Federal" or the "Bank") into the holding company structure of ownership effective October 31, 1994. On that date, Park View Federal became a wholly owned subsidiary of PVF Capital Corp., and all issued and outstanding shares of common stock of the Bank were converted on a three-for-two basis into shares of common stock of PVF Capital Corp. PVF owns and operates Park View Federal Savings Bank and PVF Service Corporation ("PVFSC"), a real estate subsidiary, purchased by PVF from the Bank during fiscal 1995. Park View Federal is a federal stock savings bank operating through nine offices located in Cleveland and surrounding communities. Park View Federal has operated continuously for 76 years, having been founded as an Ohio chartered savings and loan association in 1920. Its deposits became federally insured in 1936. The Bank became federally chartered in 1950. On December 30, 1992, the Bank completed its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings bank (the "Conversion"), at which time it adopted its present name, Park View Federal. PVFSC was purchased by PVF to improve the Bank's regulatory capital ratios and for the purpose of conducting real estate activities at the holding company level. PVF Capital Corp's main office is located at 2618 N. Moreland Boulevard, Cleveland, Ohio 44120 and its telephone number is (216) 991-9600.

     The Bank's principal business consists of attracting deposits from the general public and investing these funds primarily in loans secured by first mortgages on real estate located in the Bank's market area, which consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. Park View Federal emphasizes the origination of loans for the purchase or construction of residential real estate, commercial real estate and multi-family residential property and land loans. To a lesser extent, the Bank originates loans secured by second mortgages, including home equity lines of credit and loans secured by savings deposits.

     The Bank derives its income principally from interest earned on loans and, to a lesser extent, loan servicing and other fees, mortgage banking activities, and interest earned on investments. The Bank's principal expenses are interest expense on deposits and borrowings and non-interest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, FHLB advances, repayments of outstanding loans, mortgage banking activities, and operating revenues. The business of PVF consists primarily of the business of the Bank.

     Park View Federal is subject to examination and comprehensive regulation by the Office of Thrift Supervision (the "OTS"), and the Bank's savings deposits are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank (the "FHLB") of Cincinnati, which is one of 12 regional banks in the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained and certain other matters. See " -- Regulation."

MARKET AREA

     The Bank conducts its business through nine offices located in Cuyahoga, Summit and Lake Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. At June 30, 1996, over 98% of the Bank's net loan portfolio and over 98% of the Bank's deposits were in the Bank's market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, and Summit Counties, where demographic growth has been stronger.

     The economy in the Cleveland area historically has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of service, financial and wholesale and retail trade industries.


LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION

     The Bank's net loan portfolio, including mortgage-backed securities, totalled $297.8 million at June 30, 1996, representing 89.8% of total assets at such date. It is the Bank's policy to concentrate its lending in its market area. Single-family residential loans comprise the largest group of loans, amounting to $114.4 million, or 38.4% of the net loan portfolio at June 30, 1996. In addition, at June 30, 1996, loans for the construction of single-family residential real estate totalled $76.7 million, or 25.8% of the net loan portfolio. At June 30, 1996, loans for the purchase and construction of commercial real estate amounted to $72.5 million, or 24.4% of the net loan portfolio, at such date. The Bank also had $30.6 million of multi-family residential real estate loans and $26.0 million of land loans, most of the latter consisting of loans to acquire land on which the borrowers intended to construct single-family residences. The Bank also had $8.7 million outstanding in Home Equity Line of Credit loans. The remainder of the loan portfolio at June 30, 1996 consisted of $2.4 million in consumer loans, which included $328,000 in mobile home loans, $742,000 in loans secured by savings deposits, $43,000 in property improvement loans and $1.2 million of other consumer loans, which consist primarily of automobile loans, demand loans and lines of credit. In addition, mortgage-backed securities totaled $8.6 million at June 30, 1996.

     Set forth below is certain data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated. As of June 30, 1996, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.


                                                                             AT JUNE 30,
                                  -------------------------------------------------------------------------------------------------
                                        1996               1995                1994                 1993                1992
                                  ---------------    ----------------    ------------------    ----------------    ----------------
                                  AMOUNT  PERCENT    AMOUNT   PERCENT    AMOUNT     PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                                  ------  -------    ------   -------    ------     -------    ------   -------    ------   -------
                                                                      (DOLLARS IN THOUSANDS)
Real estate loans:
 Single-family residential (1)  $114,373   38.41%  $ 98,203    38.56%   $ 79,901     37.93%  $ 79,031    48.08%   $ 78,759   48.20%
 Multi-family residential. . .    30,607   10.28%    39,531    15.52%     33,706     16.00%    16,647    10.13%     16,503   10.10%
 Commercial. . . . . . . . . .    72,543   24.36%    57,498    22.58%     53,347     25.33%    38,233    23.26%     38,187   23.37%
 Home equity LOC . . . . . . .     8,749    2.94%     3,314     1.30%          0      0.00%         0     0.00%          0    0.00%
 Construction. . . . . . . . .    76,725   25.77%    61,653    24.21%     53,774     25.53%    31,701    19.29%     23,952   14.66%
 Land. . . . . . . . . . . . .    26,000    8.73%    18,318     7.19%     16,488      7.83%    12,341     7.51%      9,401    5.75%
Mortgage-backed securities
 available for sale, net . . .     7,963    2.67%       989     0.39%         0       0.00%     3,006     1.83%      5,090    3.11%
Mortgage-backed securities
 held to maturity. . . . . . .       629    0.21%     2,747     1.08%          0      0.00%         0     0.00%          0    0.00%
Consumer loans:
 Property improvement. . . . .        43    0.01%        76     0.03%        103      0.05%       176     0.11%        238    0.15%
 Passbook loans. . . . . . . .       742    0.25%       999     0.39%        842      0.40%       666     0.41%        725    0.44%
 Mobile home . . . . . . . . .       328    0.11%       519     0.20%        833      0.40%     1,386     0.84%      2,153    1.32%
 Other . . . . . . . . . . . .     1,244    0.42%       701     0.28%        486      0.23%       433     0.26%        651    0.40%
                                   -----                ---                  ---                  ---                  ---
                                 339,946  114.16%   284,548   111.72%    239,480    113.70%   183,620   117.71%    175,659  107.50%
                                 -------  -------   -------   -------    -------    -------   -------   -------    -------  -------

Less:
  Accrued interest receivable.     1,709    0.57%     1,589     0.62%      1,083      0.51%       950     0.58%      1,103    0.67%
  Deferred loan fees . . . . .    (2,098)  -0.70%    (1,811)   -0.71%     (1,583)    -0.75%      (942)   -0.57%       (817)  -0.50%
  Unearned discount. . . . . .      (165)  -0.06%      (336)   -0.13%       (347)    -0.16%      (272)   -0.17%       (192)  -0.12%
  Unearned discount FHLMC MBS.      (158)  -0.05%        (2)    0.00%          0     -0.00%         0     0.00%          0    0.00%
  Unrealized loss FHLMC MBS. .      (234)  -0.08%         0     0.00%          0     -0.00%         0     0.00%          0    0.00%
  Undisbursed portion of loan
   proceeds. . . . . . . . . .   (38,649) -12.98%   (26,891)   -10.56%    (25,058)   -11.90%   (16,244)   -9.88%     (9,393)  -5.75%
  Market valuation reserve
   (Mtg. banking). . . . . . .       (13)  -0.00%         0     0.00%       (871)    -0.41%         0     0.00%          0    0.00%
  Allowance for possible
    loan losses. . . . . . . .    (2,565)  -0.86%    (2,402)   -0.94%     (2,075)    -0.99%    (2,738)   -1.67%     (2,949)  -1.80%

    Total other items. . . . .   (42,173) -14.16%   (29,853)  -11.72%    (28,851)   -13.70%   (19,246)  -11.71%    (12,248)  -7.50%
                                 --------           --------             --------             --------             --------
  Total loans and mortgage-
    backed securities. . . . .  $297,773  100.00%  $254,695   100.00%   $210,629    100.00%  $164,374   100.00%   $163,411  100.00%
                                --------  -------  --------   -------   --------    -------  --------   -------   --------  -------
                                --------  -------  --------   -------   --------    -------  --------   -------   --------  -------



- -------------------------
(1) Includes loans held for sale in the amounts of $11.2 million, $4.5 million, $4.0 million, $4.9 million and $3.2 million at June 30, 1996, 1995, 1994,
     1993 and 1992 respectively.

     The following table presents at June 30, 1996 the amounts of loan principal repayments scheduled to be received by the Bank during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below.



                                              DUE DURING      DUE ONE        DUE THREE      DUE FIVE         DUE 10
                                               THE YEAR    THROUGH THREE   THROUGH FIVE    THROUGH 10      THROUGH 20   DUE 20 YEARS
                                                ENDING      YEARS AFTER     YEARS AFTER    YEARS AFTER    YEARS AFTER  OR MORE AFTER
                                                JUNE 30,      JUNE 30,        JUNE 30,      JUNE 30,        JUNE 30,      JUNE 30,
                                                 1997           1996            1996          1996            1996          1996
                                               ----------  -------------   ------------    -----------    -----------  -------------
                                                                                 (IN THOUSANDS)
Real estate mortgage loans . . . . . . .       $180,921        $52,903        $29,247        $13,217         $6,844        $4,034
Consumer loans . . . . . . . . . . . . .          1,917             14             20            244            162             0
                                               --------        -------        -------        -------        -------        ------
    Total. . . . . . . . . . . . . . . .       $182,838        $52,917        $29,267        $13,461         $7,006        $4,034
                                               --------        -------        -------        -------        -------        ------
                                               --------        -------        -------        -------        -------        ------



     The following table apportions the dollar amount of the loans due or repricing after June 30, 1997 between those with predetermined interest rates and those with adjustable interest rates.
                                                       FLOATING OR
                                        PREDETERMINED   ADJUSTABLE
                                            RATES          RATES        TOTAL
                                      ---------------- -------------   --------
                                                      (IN THOUSANDS)

Real estate mortgage loans . .             $17,649        $88,596      $106,245
Consumer loans . . . . . . . .                 440              0           440
                                           -------        -------      --------
    Total. . . . . . . . . . .             $18,089        $88,596      $106,685
                                           -------        -------      --------
                                           -------        -------      --------

     Scheduled contractual principal repayments of loans and mortgage-backed securities do not reflect the actual life of such assets. The average life of loans and mortgage-backed securities is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgages are substantially higher than current mortgage loan rates.

ORIGINATION, PURCHASE AND SALE OF LOANS

     The Bank generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank concentrates its lending activities in its market area.

     Residential real estate loans typically are originated through salaried loan officers, while construction loans and commercial real estate loans are originated through senior management officers. Residential mortgage loan originations are attributable to depositors, walk-in customers, advertising and referrals from real estate brokers and developers. Construction and commercial real estate loan originations are attributable largely to the Bank's reputation and its long-standing ties to builders in its market area. All loan applications are evaluated by the Bank's staff to ensure compliance with the Bank's underwriting standards. See "-- Loan Underwriting Policies."

     The Bank originates all fixed-rate, single-family mortgage loans in conformity with FHLMC and FNMA guidelines so as to permit their being swapped with the FHLMC or the FNMA in exchange for mortgage-backed securities secured by such loans or their sale in the secondary market. All such loans are sold or swapped, as the case may be, with servicing retained, and are sold in furtherance of the Bank's goal of better matching the maturities and interest rate-sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells or converts into mortgage-backed securities, and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

     The following table shows total loan origination and sale activity during the periods indicated.
                                                    YEAR ENDED JUNE 30,
                                     -------------------------------------------
                                           1996            1995          1994
                                           ----            ----          ----
                                                      (IN THOUSANDS)
Loans originated:
  Real estate: . . . . . . . . . .
    Residential and commercial (1)        $ 44,411       $ 37,297       $ 46,417
    Construction . . . . . . . . .          90,899         72,752         53,913
    Land . . . . . . . . . . . . .          19,038         11,761         14,099
  Second mortgage. . . . . . . . .             533          2,733          1,204
  Savings deposit. . . . . . . . .             410            747          1,496
  Mobile home. . . . . . . . . . .               0              0              0
  Other. . . . . . . . . . . . . .            1157            367            477
                                          --------       --------       --------
    Total loans originated . . . .        $156,448       $125,657       $117,606
                                          --------       --------       --------
                                          --------       --------       --------

Loans refinanced . . . . . . . . .        $ 20,533       $ 17,043       $ 56,208
                                          --------       --------       --------
                                          --------       --------       --------
Loans and mortgage-backed
  securities sold. . . . . . . . .        $ 48,435       $ 36,251       $ 71,582
                                          --------       --------       --------
                                          --------       --------       --------

- -------------------
(1)  Includes single-family and multi-family residential and commercial loans.

LOAN UNDERWRITING POLICIES

     The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are generally performed by independent outside appraisers approved by the Bank's Board of Directors. The Bank's Loan Underwriter has authority to approve all fixed-rate single-family residential mortgage loans which meet FHLMC and FNMA underwriting guidelines and those adjustable-rate single-family residential mortgage loans which meet the Bank's underwriting standards and are in amounts of less than $400,000. The Board of Directors has established a Loan Committee comprised of the Chairman of the Board, President, Senior Vice President, other management and an outside director of the Bank. This committee reviews all loans approved by the underwriter and has the authority to approve adjustable rate single-family residential loans up to $400,000 and construction and commercial real estate loans up to $500,000. All loans in excess of the above amounts must be approved by the Board of Directors. All loans secured by savings deposits can be approved by lending officers based in the Bank's branch offices.

     It is the Bank's policy to have a mortgage creating a valid lien on real estate and to generally obtain a title insurance policy which insures that the property is free of prior encumbrances. When a title insurance policy is not obtained, an attorney's certificate is received. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and homeowners insurance.

     The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. The Bank will make a single-family residential mortgage loan with up to a 90% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on multi-family and commercial real estate mortgages to 75%.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes and, in the case of fixed-rate, single-family residential loans, rates established by the FHLMC and the FNMA. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     RESIDENTIAL REAL ESTATE LENDING. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. The Bank currently originates fixed-rate, residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that adjust after five or seven years to a rate which is 0.5% above the FHLMC 60 day delivery rate, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 1996, $114.4 million, or 38.4%, of the Bank's net loan and mortgage-backed securities portfolio consisted of single-family, conventional mortgage loans, of which approximately $84.6 million, or 74.0%, carried adjustable interest rates. Included in this amount are $3.4 million in second mortgage loans. Such loans are for terms of up to fifteen years and adjust annually to a rate which is 3.75% above the treasury rate. Any such loans having fixed rates are originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities available for sale or sold for cash in the secondary market.

     The Bank offers adjustable-rate residential mortgage loans with interest rates which adjust annually based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board (the "Treasury Rate"), plus a margin of 2.75%. The amount of any increase or decrease in the interest rate is presently limited to 2% per year, with a limit of 6% over the life of the loan. The adjustable-rate mortgage loans offered by the Bank, as well as many other savings institutions, provide for initial rates of interest below the rates which would prevail when the index used for repricing is applied. However, the Bank underwrites the loan on the basis of the borrower's ability to pay at the rate which would be in effect without the discount.

     COMMERCIAL AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LENDING. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank's multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three years based upon changes in the Treasury Rate, plus a negotiated margin of between 3.0% and 3.5%. Commercial and multi-family residential real estate loans amounted to $103.1 million, or 34.6%, of the total loan and mortgage-backed securities portfolio at June 30, 1996.

     Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space, and, as such, may be subject to a greater extent to adverse conditions in the economy. To minimize these risks, Park View Federal generally limits itself to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. The Bank obtains financial statements and personal guarantees from all principals obtaining commercial real estate loans.

     CONSTRUCTION LOANS. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered only on an adjustable rate basis. Interest rates on residential construction loans made to the eventual occupant are set at the prime rate plus 2%, and are fixed for the construction term. Interest rates on residential construction loans to builders are set at the prime rate plus 2%, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 18 months. Advances are generally paid directly to subcontractor's and suppliers and are made on a percentage of completion basis. At June 30, 1996, $76.7 million or 25.8%, of the Bank's total loan and mortgage-backed securities portfolio consisted of construction loans, virtually all of which were secured by single-family residences.

     Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of the feasibility of the proposed project. The Bank also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.
Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

     LAND LOANS. The Bank originates loans to builders and developers for the acquisition and/or development of vacant land. The proceeds of the loan are used to acquire the land and/or to make site improvements necessary to develop the land into saleable lots. The Bank will not originate land loans to individuals wishing to speculate in the value of land, and limits such loans to borrowers who have agreed to begin development of the property within two years of the date of the loan. The term of the loans are generally limited to two years. Repayments are made on the loans as the developed lots are sold.

     Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well-known to the Bank, and it obtains the financial statements and personal guarantees of such builders and developers. The Bank also requires feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to the lesser of 80% of the estimated gross sell out value or 100% of the discounted value. If land is being acquired, the amount of the loan to be used for such purposes is limited to 75% of the cost of the land. All of these loans originated are within the Bank's market area. The Bank had $26.0 million, or 8.7% of its net loan and mortgage-backed securities portfolio, in land loans at June 30, 1996.

     HOME EQUITY LINE OF CREDIT LOANS. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5 year review and renewal option followed by a balloon payment. The rate adjusts monthly to a rate ranging from the prime lending rate to prime plus 0.5%. At June 30, 1996, the Bank had $8.8 million in home equity lines of credit, which amounted to 2.9% of its net loan and mortgage-backed securities portfolio.

LOAN FEES AND SERVICING

     In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 1996, the Bank reported loan servicing fee income of $542,000, and at June 30, 1996, the Bank was servicing $171.1 million of loans for others. The Bank has been able to keep delinquencies on loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate, single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.

     On August 18, 1995, the Bank sold $146.0 million in FHLMC servicing to PVF
and recognized no gain due to the transaction being an intercompany sale.   PVF
then entered into an agreement with the Bank to service the underlying loans for $8.00 per loan monthly. PVF borrowed $1.2 million to finance the purchase of this servicing. The servicing income from these loans will provide sufficient funds to pay both the servicing fee to the Bank and finance the debt incurred for the purchase of the servicing.

     In addition to loan servicing fees, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the amount loaned. The Bank typically receives fees of up to three points (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. All loan origination fees are deferred and accreted into income over the contractual life of the loan according to the interest method of recognizing income. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

     Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the Bank's market area.

MORTGAGE BANKING ACTIVITY

     At June 30, 1996 and June 30, 1995, the Bank had $11,204,000 and $4,451,000
of fixed rate single family mortgage loans available for sale. In connection with these activities the Bank establishes a mortgage banking reserve for market valuation losses. See Note 4 of Notes to Consolidated Financial Statements.

NON-PERFORMING LOANS AND OTHER PROBLEM ASSETS

     It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5% of the scheduled principal and interest payment. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 20 days. The Bank orders a property inspection after a loan payment becomes 45 days past due. If a delinquency exceeds 90 days in the case of a residential mortgage loan, 30 days in the case of a construction loan or 30-60 days for a loan on commercial real estate, the Bank will institute additional measures to enforce its remedies resulting from the loan's default, including, commencing foreclosure action. Loans which are delinquent 90 days or more generally are placed on non-accrual status, and formal legal proceedings are commenced to collect amounts owed.

     The following table sets forth information with respect to the Bank's non-performing loans and other problem assets at the dates indicated. During the periods shown, the Bank had no material restructured loans within the meaning of SFAS No. 15 as amended by SFAS No. 114 and SFAS No. 118.


                                                                    At June 30,
                                                         -------------------------------
                                                  1996      1995      1994      1993      1992
                                                 -----     ------    ------    ------    ------
                                                              (Dollars in thousands)
Non-accruing loans (1):
Real estate. . . . . . . . . . . . . . . . .     $2,272    $3,497    $3,274    $1,846    $3,591
  Consumer loans . . . . . . . . . . . . . .         80       109       151       280       439
                                                 ------    ------    ------    ------    ------
    Total. . . . . . . . . . . . . . . . . .     $2,352    $3,606    $3,425    $2,126    $4,030
                                                 ------    ------    ------    ------    ------
                                                 ------    ------    ------    ------    ------

Accruing loans which are
  contractually past due 90
  days or more:
    Real estate. . . . . . . . . . . . . . .     $   95    $1,028    $  891    $  688    $1,945
                                                 ------    ------    ------    ------    ------
      Total. . . . . . . . . . . . . . . . .     $   95    $1,028    $  891    $  688    $1,945
                                                 ------    ------    ------    ------    ------
                                                 ------    ------    ------    ------    ------

    Total nonaccrual and 90 days
      past due loans . . . . . . . . . . . .     $2,447    $4,634    $4,316    $2,814    $5,975
                                                 ------    ------    ------    ------    ------
                                                 ------    ------    ------    ------    ------

Ratio of non-performing loans to total loans
  and mortgage-backed securities . . . . . .      0.82%     1.81%     2.05%     1.71%     3.66%
                                                 -----    ------    ------    ------     -----
                                                 -----    ------    ------    ------     -----

Other non-performing assets (2). . . . . . .         53    $    0    $   20    $  521    $  466
                                                  -----    ------    ------    ------    ------
                                                  -----    ------    ------    ------    ------

Total non-performing assets. . . . . . . . .     $2,500    $4,634    $4,336    $3,335    $6,641
                                                 ------    ------    ------    ------    ------
                                                 ------    ------    ------    ------    ------

Total non-performing assets to
  total assets . . . . . . . . . . . . . . .      0.75%     1.47%     1.82%     1.73%     3.25%
                                                 -----    ------    ------    ------     -----
                                                 -----    ------    ------    ------     -----



- ------------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. A policy change to non-accruing loans effective with the fiscal year ending June 30, 1994 provided for the non-accrual of all loans classified as substandard, doubtful, or loss and all loans greater than 90-days past due with a loan-to-value ratio greater than 65%. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.
(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

     It is the Bank's policy to classify as non-accruing any loan where less than the full required interest payment is made and to not record into income such partial interest payments. During the year ended June 30,

1996, gross interest income of $340,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the period. At June 30, 1996, the Bank had no restructured loans.

     At June 30, 1996, non-accruing loans consisted of 49 loans totalling $2.4 million, and included 1 land loan in the amount of $56,000, 1 commercial real estate loan in the amount of $160,000, 5 construction loans aggregating $556,000, 30 conventional mortgage loans aggregating $1.5 million and 12 consumer loans aggregating $80,000. Most non-accruing consumer loans at June 30, 1996 were mobile home loans. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 1996, the Bank had two real estate owned properties aggregating $52,000.

     ASSET CLASSIFICATION AND ALLOWANCE FOR LOAN LOSSES. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." The Bank has established an Asset Classification Committee, which is comprised of the Chairman of the Board, the Chief Financial Officer and senior employees of the Bank. The Asset Classification Committee meets quarterly to review the Bank's loan portfolio and determine which loans should be placed on a "watch-list" of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. At June 30, 1996, total non-accrual and 90 days past due loans and other non-performing assets were $2.5 million, of which amount approximately $2.4 million were classified as follows:
$2.1 million were classified as substandard; and $267,000 were classified as loss. In addition, the Bank has determined that at June 30, 1996, it had $2.1 million in assets classified as substandard, $267,000 of assets classified as loss and $386,000 of assets designated as special mention. Special mention loans included $294,000 in single-family mortgage loans and $92,000 in commercial real estate loans, and consisted of performing loans. For additional information, see " -- Non-Performing Loans and Other Problem Assets" and Note 4 of Notes to Consolidated Financial Statements.

     In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank increases its allowance for loan losses by charging provisions for possible loan losses against the Bank's income.

     General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.


     The following table summarizes the activity in the allowance for loan losses for the periods indicated.


                                               YEAR ENDED JUNE 30,
                                   --------------------------------------------
                                     1996    1995     1994      1993       1992
                                    ------  ------   ------    ------   -------
                                                  (IN THOUSANDS)

Balance at beginning of year . . .  $2,402  $2,075   $2,738    $2,949    $2,047
                                    ------  ------   ------    ------    ------

Charge-offs:
  Mortgage loans . . . . . . . . .     241      77      140       334       168
  Consumer loans (1) . . . . . . .      24      18       23        70        99
                                    ------  ------   ------    ------    ------
    Total charge-offs. . . . . . .     265      95      163       404       267
                                    ------  ------   ------    ------    ------

Recoveries:
  Mortgage loans . . . . . . . . .       5       4        0         0        96
  Consumer loans (1) . . . . . . .       6       2        0        25        21
                                    ------  ------   ------    ------    ------
    Total recoveries . . . . . . .      11       6        0        25       117
                                    ------  ------   ------    ------    ------

Net charge-offs. . . . . . . . . .     254      89      163       379       150
                                    ------  ------   ------    ------    ------

Transfer to mortgage banking
  reserve. . . . . . . . . . . . .       0       0      500         0         0

Provision charged to income. . . .     417     416        0       168     1,052
                                    ------  ------   ------    ------    ------

Balance at end of year . . . . . .  $2,565  $2,402   $2,075    $2,738    $2,949
                                    ------  ------   ------    ------    ------
                                    ------  ------   ------    ------    ------

Ratio of net charge-offs during
  the year to average loans
  outstanding during the year. . .     0.0%    0.0%     0.1%      0.2%      0.1%
                                    ------  ------   ------    ------    ------
                                    ------  ------   ------    ------    ------

- ---------------------
(1)  Consists primarily of mobile home loans.

          The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                          AT JUNE 30,
                                 1996                 1995                   1994                  1993                    1992
                        -------------------  -------------------   --------------------   -------------------   -------------------
                                % OF LOANS           % OF LOANS             % OF LOANS            % OF LOANS            % OF LOANS
                                IN                   IN                     IN                    IN                    IN
                                CATEGORY TO          CATEGORY TO            CATEGORY TO           CATEGORY TO           CATEGORY TO
                                TOTAL NET            TOTAL NET              TOTAL NET             TOTAL NET             TOTAL NET
                                LOANS                LOANS                  LOANS                 LOANS                 LOANS
                        AMOUNT  OUTSTANDING  AMOUNT  OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT  OUTSTANDING   AMOUNT  OUTSTANDING
                        ------  -----------  ------  -----------   ------   -----------   ------  -----------   ------  -----------
                                                                   (DOLLARS IN THOUSANDS)

Mortgage Loans:
 Single-family . . .   $  977      55.11%    $  857      54.27%    $  743      50.34%     $  137     58.47%     $  199     58.34%
 Multi-family. . . .      163      10.51%       295      15.36%       188      15.91%        363      9.91%        185     10.18%
 Commercial. . . . .      968      24.71%       940      22.42%       636      25.03%        619     22.90%        519     23.29%
 Land. . . . . . . .      210       8.90%       154       7.11%       168       7.75%         27      7.49%         33      5.92%
  Unallocated. . . .      123       0.00%         0       0.00%       109       0.00%        959      0.00%      1,303      0.00%
                       ------     -------    ------     -------    ------     -------     ------    -------     ------    -------
   Total mortgage
    loans. . . . . .   $2,441      99.23%    $2,246      99.16%    $1,844      99.03%     $2,105     98.77%     $2,239     97.73%
                       ------     -------    ------     -------    ------     -------     ------    -------     ------    -------
                       ------     -------    ------     -------    ------     -------     ------    -------     ------    -------

Consumer loans (1) .      124       0.77%       156       0.84%       231       0.97%        633      1.23%        710      2.27%
                       ------     -------    ------     -------    ------     -------     ------    -------     ------    -------
 Total allowance
  for loan losses. .   $2,565     100.00%    $2,402     100.00%    $2,075     100.00%     $2,738    100.00%     $2,949    100.00%
                       ------     -------    ------     -------    ------     -------     ------    -------     ------    -------
                       ------     -------    ------     -------    ------     -------     ------    -------     ------    -------


- ---------------
(1)  Consists of property improvement loans and mobile home loans.

INVESTMENT ACTIVITIES

     Park View Federal is required under federal regulations to maintain a minimum amount of liquid assets, which can be invested in specified short-term securities, and is also permitted to make certain other investments. See "Regulation -- Liquidity Requirements". Park View Federal maintains a liquidity portfolio well in excess of the amount required to satisfy regulatory requirements. The Bank's liquidity ratio of 10.26% at June 30, 1996 exceeded the 5% regulatory requirement. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

     Park View Federal's investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers' acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal's investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 1996 Park View Federal had investments in Government and agency notes, federal funds sold, FHLB of Cincinnati stock and interest-bearing deposits in other financial institutions.

     In accordance with GAAP, the Bank reports its investments, other than marketable equity securities and investments available for sale, at cost as adjusted for discounts and unamortized premiums and only recognizes realized gains or losses in income. The Bank's generally holds all investment securities until maturity. Any FHLMC mortgage-backed securities created from loans originated by the Bank for sale will be designated available for sale. For additional information see Notes 1 and 2 of Notes to Consolidated Financial Statements.

     At present, management is not aware of any conditions or circumstances which could impair its ability to hold its remaining investment securities to maturity. Accordingly, management does not anticipate that it will be required to reclassify any other investment securities as available for sale.


     The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments and FHLB of Cincinnati stock at the dates indicated. At June 30, 1996 the market values of the Bank's investment securities portfolio was $13.9 million.


                                                      AT JUNE 30,
                                           ---------------------------------
                                            1996          1995         1994
                                           -------       -------     -------
                                                     (IN THOUSANDS)
Investment securities:
  U.S. Government and agency securities. . $14,094       $41,194     $ 8,351
                                           -------       -------     -------
      Total investment securities. . . . .  14,094        41,194       8,351

Interest-bearing deposits. . . . . . . . .     245           650         156
Federal funds sold . . . . . . . . . . . .   6,875         5,325       9,725
FHLB of Cincinnati stock . . . . . . . . .   1,880         1,756       1,332
                                           -------       -------     -------
    Total investments. . . . . . . . . . . $23,094       $48,925     $19,564
                                           -------       -------     -------
                                           -------       -------     -------

        The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at June 30, 1996.




                                                               AT JUNE 30, 1996
                       ------------------------------------------------------------------------------------------------------------
                             ONE YEAR         ONE TO FIVE          FIVE TO 10           MORE THAN
                             OR LESS             YEARS                YEARS              10 YEARS       TOTAL INVESTMENT SECURITIES
                        -----------------  ------------------   ------------------  ------------------  ----------------------------
                        CARRYING  AVERAGE  CARRYING   AVERAGE   CARRYING   AVERAGE  CARRYING   AVERAGE  CARRYING   MARKET    AVERAGE
                         VALUE     YIELD    VALUE      YIELD     VALUE      YIELD    VALUE      YIELD    VALUE      VALUE    YIELD
                        --------  -------  --------   -------   --------   -------  --------   -------  --------   ------    -------
                                                       (DOLLARS IN THOUSANDS)
U.S. Government and
 agency securities .     $  100    6.40%    $13,994     6.62%         $0     0.00%   $     0    0.00%    $14,094  $13,894     6.62%
Deposits(1). . . . .      7,120    5.36%          0     0.00%          0     0.00%         0    0.00%      7,120    7,120     5.36%
FHLB stock . . . . .          0    0.00%          0     0.00%          0     0.00%     1,880    7.00%      1,880    1,880     7.00%
                         ------             -------                   --              ------             -------  -------
  Total. . . . . . .     $7,220    5.37%    $13,994     6.62%         $0     0.00%    $1,880    7.00%    $23,094  $22,894     6.26%
                         ------             -------                   --              ------             -------  -------
                         ------             -------                   --              ------             -------  -------


_______________
(1) Includes interest-bearing deposits at other financial institutions and federal funds sold.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, Park View Federal derives funds from loan principal and interest repayments, maturities of investment securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes.

     DEPOSITS. The Bank attracts deposits principally from within its primary market area by offering a variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts and certificates of deposit which range in maturity from seven days to four years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. Park View Federal generally reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, Park View Federal considers the rates offered by competing institutions, funds acquisition and liquidity requirements, growth goals and federal regulations. The Bank does not accept brokered deposits due to the volatility and rate sensitivity of such deposits.

     Park View Federal competes for deposits with other institutions in its market area by offering deposit instruments that are competitively priced and providing customer service through convenient and attractive offices, knowledgeable and efficient staff and hours of service that meet customers' needs. To provide additional convenience, Park View Federal participates in MAC (money access card) Automated Teller Machine networks at locations throughout Ohio and other participating states, through which customers can gain access to their accounts at any time.

     With improved capital levels resulting from the Conversion, the Bank was positioned for growth. Consequently, management's decision to aggressively match market savings rates along with the opening of two new branch offices during the fiscal year ended June 30, 1995 resulted in increased deposits. Deposit balances totalled $271.0 million, $272.3 million, and $197.0 million at the fiscal years ended June 30, 1996, 1995, and 1994 respectively.

     Deposits in the Bank as of June 30, 1996 were represented by the various programs described below.

WEIGHTED
AVERAGE                                                               PERCENTAGE
INTEREST MINIMUM                                  MINIMUM  BALANCE IN  OF TOTAL
RATE      TERM      CATEGORY                      BALANCE   THOUSANDS  DEPOSITS
- -------- -------    --------                      -------  ---------- ----------

2.00%     None      NOW accounts                  $   50     $ 14,528     4.40%
2.75%     None      Passbook statement accounts        5       31,883    11.45%
3.87%     None      Money market accounts          1,000        5,279     1.89%
0.00%     None      Non-interest-earning
                     demand accounts                  50        5,528     1.39%
                                                             --------    ------
                                                             $ 57,218    19.13%
                                                             --------    ------
                    CERTIFICATES OF DEPOSIT
                    -----------------------

5.47%               3 months or less                 500       64,677    17.45%
5.47%               3 - 6 months                     500       30,563    10.59%
5.65%               6 - 12 months                    500       71,172    30.92%
6.20%               1 - 3 years                      500       25,746    11.43%
6.90%               More than three years            500       21,669    10.48%
                                                             --------    ------
5.76%                 Total certificates of deposit          $213,827    80.87%
                                                             --------    ------
5.06%                 Total deposits                         $271,045   100.00%
                                                             --------    ------
                                                             --------    ------

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.



                                    AT JUNE 30, 1996                   AT JUNE 30, 1995                   AT JUNE 30, 1994
                             --------------------------------   ----------------------------------     ----------------------
                                                    INCREASE                             INCREASE
                                                   (DECREASE)                           (DECREASE)
                                           % OF    FROM PRIOR                  % OF     FROM PRIOR                    % OF
                             BALANCE     DEPOSITS     YEAR       BALANCE     DEPOSITS      YEAR        BALANCE       DEPOSITS
                             -------     --------   ---------   --------     --------    ---------     -------       --------
                                                                   (DOLLARS IN THOUSANDS)
NOW checking (1) . . .       $ 20,056     7.44%     $ 4,294     $ 15,762      5.79%     $  1,968      $ 13,794        7.00%
Super NOW checking and
  money market . . . .          5,279     1.91%         126        5,153      1.89%       (1,940)        7,093        3.60%
Passbook and regular
  savings. . . . . . .         31,883    11.76%         712       31,171     11.45%       (5,813)       36,984       18.76%
Jumbo certificates . .         31,923    11.78%      (1,728)      33,651     12.36%       16,073        17,578        8.92%
Other certificates . .        146,040    53.88%      (5,011)     151,051     55.47%       58,568        92,483       46.94%
Keogh accounts . . . .          2,261     0.83%          41        2,220      0.82%         (178)        2,398        1.22%
IRA accounts . . . . .         33,603    12.40%         321       33,282     12.22%        6,571        26,711       13.56%
                             --------   -------     -------     --------    -------     --------      --------      -------
    Total. . . . . . .       $271,045   100.00%     ($1,245)    $272,290    100.00%     $ 75,249      $197,041      100.00%
                             --------   --------    -------     --------    -------     --------      --------      -------
                             --------   -------     -------     --------    -------     --------      --------      -------

_____________
(1)  Includes non-interest-bearing demand accounts.


     The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.



                                                      FOR THE YEAR ENDED JUNE 30,
                         ----------------------------------------------------------------------------------------
                                     1996                          1995                          1994
                         ----------------------------- ----------------------------  ----------------------------
                         INTEREST-                     INTEREST-                     INTEREST-
                          BEARING                       BEARING                       BEARING
                          DEMAND   SAVINGS     TIME     DEMAND   SAVINGS     TIME     DEMAND   SAVINGS    TIME
                         DEPOSITS  DEPOSITS  DEPOSITS  DEPOSITS  DEPOSITS  DEPOSITS  DEPOSITS  DEPOSITS  DEPOSITS
                         --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                         (DOLLARS IN THOUSANDS)

Average balance. . .     $17,703   $31,399   $221,872  $16,469   $32,775   $182,740  $18,304   $39,862   $122,017

Average rate paid. .       2.34%     2.76%      6.13%    2.20%     2.78%      5.57%    2.36%     2.84%      4.77%


     The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.


                                              AT JUNE 30,
                               ---------------------------------------
   RATE                           1996           1995           1994
- ---------                      ---------       --------      ---------
                                          (IN THOUSANDS)

 2.50% -  3.99%. . . . .        $      7       $      0       $ 42,172
 4.00% -  5.99%. . . . .         147,934         68,400         75,713
 6.00% -  7.99%. . . . .          65,721        149,960         13,241
 8.00% -  9.99%. . . . .             165          1,497          3,253
10.00% - 11.99%. . . . .               0            349          2,777
12.00% - 13.99%. . . . .               0              0          2,014
                                --------       --------       --------
                                $213,827       $220,206       $139,170
                                --------       ---------      --------

     The following table sets forth the amount and maturities of time deposits in specified weighted average interest rate categories at June 30, 1996.


                                                                 AMOUNT DUE
                              -----------------------------------------------------------------------
                              ONE YEAR                                        AFTER
     RATE                     OR LESS           1-2 YEARS       2-3 YEARS     3 YEARS         TOTAL
 -----------                  -----------      -----------      ---------     -------        -------
                                                                 (IN THOUSANDS)
 2.50% - 3.99% . . . . .        $      7       $      0        $     0       $      0       $      7
 4.00% - 5.99%. . . . .          134,098          6,387          5,069          2,380        147,934
 6.00% - 7.99%. . . . .           32,308          8,628          5,653         19,132         65,721
 8.00% - 9.99%. . . . .                0              8              0            157            165
                                --------       --------        -------       --------       --------
                                $166,413       $ 15,023        $10,722       $ 21,669       $213,827
                                --------       --------        -------       --------       --------
                                --------       --------        -------       --------       --------


The rates currently paid on certificates maturing within one year or less are lower than the rates currently being paid on similar certificates of deposit maturing thereafter. The Bank will seek to retain these deposits to the extent consistent with its long-term objective of maintaining positive interest rate spreads. Depending upon interest rates existing at the time such certificates mature, the Bank's cost of funds may be significantly affected by the rollover of these funds. A decrease in such cost of funds, if any, may have a material impact on the Bank's operations. To the extent such deposits do not rollover, the Bank may, if necessary, use other sources of funds, including borrowings from the FHLB of Cincinnati, to replace such deposits. See "-- Borrowings."

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1996.

                                                          CERTIFICATES
     MATURITY PERIOD                                       OF DEPOSIT
     ---------------                                     ---------------
                                                         (IN THOUSANDS)

     Three months or less. . . . . . . . . . . . .            $11,386
     Three through six months. . . . . . . . . . .              6,778
     Six through 12 months . . . . . . . . . . . .             11,310
     Over 12 months. . . . . . . . . . . . . . . .              7,297
                                                              -------
         Total . . . . . . . . . . . . . . . . . .            $36,771
                                                              -------
                                                              -------

     The following table sets forth the Bank's deposit activities for the periods indicated.
                                                YEAR ENDED JUNE 30,
                                     --------------------------------------
                                       1996          1995            1994
                                     ---------      --------       --------
                                                (IN THOUSANDS)

Deposits . . . . . . . . . . . . .   $ 50,688       $100,324       $ 50,702
Withdrawals. . . . . . . . . . . .     62,229         33,261         29,417
                                     ---------      --------       --------
  Net increase (decrease)
    before interest credited . . .    (11,541)        67,063         21,285
Interest credited. . . . . . . . .     10,296          8,186          5,140
                                     ---------      --------       --------
  Net increase (decrease) in
    Savings deposits . . . . . . .   $ (1,245)      $ 75,249       $ 26,425
                                     ---------      --------       --------
                                     ---------      --------       --------

     BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. The Bank currently has a commitment with the Federal Home Loan Bank of Cincinnati for a flexible line of credit, referred to as a cash management advance, in the amount of $30 million that was drawn upon in the amount of $16 million at June 30, 1996. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.

     The following table sets forth certain information regarding the Bank's advances from the FHLB of Cincinnati for the periods indicated:

                                                       YEAR ENDED JUNE 30,
                                               -------------------------------
                                                 1996         1995       1994
                                               --------     --------    ------
                                                      (DOLLARS IN THOUSANDS)
Maximum amount outstanding at any
  month end. . . . . . . . . . . . . . . . .    $27,482     $29,000    $22,560

Approximate average outstanding balance. . .     10,623      16,870     14,289

Approximate weighted average rate
  paid (1) . . . . . . . . . . . . . . . . .      5.13%       4.39%      4.94%
- ------------------------
(1)  Computed from average monthly balances.

     The weighted average rates outstanding on FHLB advances was 5.46%, 4.15% and 4.81% at June 30, 1996, 1995 and 1994, respectively.

     At the years ended June 30, 1996, 1995, and 1994 PVFSC had loans outstanding of $1.7 million, $1.8 million and $0.6 million collateralized by real estate and guaranteed by PVF. At the year ended June 30, 1996 PVF had a loan outstanding for $1.0 million collateralized by mortgage servicing rights.

SUBSIDIARY ACTIVITIES

     As a result of regulatory changes mandated by FIRREA, savings associations are currently required to deduct from regulatory capital calculations their investment in and extensions of credit to service corporations engaged in activities not permissible for a national bank. The land acquisition and development activities of PVFSC are not permissible for national banks. As a result, the Bank's net investment in and extensions of credit to PVFSC must be deducted from capital in their entirety. It was for this reason that PVF purchased the stock of PVFSC from Park View Federal. The effect of this transaction to the Bank was to increase GAAP capital by $785,000 and eliminate the Bank's net investment in and deduction for PVF Service Corp. from its books, thus increasing regulatory capital by $1.2 million.

     The Bank is now required to give the FDIC and the Director of OTS 30 days prior notice before establishing or acquiring a new subsidiary or commencing a new activity through an existing subsidiary. Both the FDIC and the Director of OTS have the authority to prohibit the initiation or to order the termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

     As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1996, Park View Federal was authorized to invest up to approximately $9.9 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

     PVF has two active subsidiaries, Park View Federal and PVFSC, which is engaged in the activities of land acquisition and development. At June 30, 1996, PVFSC had an investment in two properties aggregating $855,000, described below. In addition PVF has three non-active subsidiaries, PVF Community Development Corp., PVF Mortgage Corp., and Mid Pines Land Company, which have been chartered for future activity.

     MID PINES. Mid-Pines consists of two adjacent parcels of land aggregating 257 acres in Solon, Ohio. In 1983, PVFSC acquired a 150 acre parcel from the Bank, which property the Bank acquired in foreclosure. The 150 acre parcel included 85 acres of vacant land and a 65 acre golf course. PVFSC acquired the additional 107 acre parcel of land in 1985 for $150,000. PVFSC acquired the properties as an investment. Mid-Pines was appraised in 1994 at a value of $2.5 million. Mid Pines had a net book value of $820,000 at June 30, 1996. PVFSC intends to submit a Planned Unit Development (PUD) proposal to the City of Solon for their approval during the fiscal year ended June 30, 1997.

     DEER LAWN FARMS. In 1987, PVFSC acquired Deer Lawn Farms, which consists of 84.5 acres of vacant land in Solon, Ohio. Initially, PVFSC had sought to develop and subdivide the property into 42 lots for sale as residential building sites. However, PVFSC encountered environmental regulatory permit issues that would have delayed the development of the project. Consequently, PVFSC determined to divide the property into 10 lots of at least 4.6 acres. At June 30, 1996, Deer Lawn Farms had a net book value of $35,000. PVF estimates the fair market value of the two remaining lots to approximate book value at June 30, 1996.


COMPETITION

     The Bank faces strong competition both in originating real estate and other loans and in attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates and the loan fees it charges, the type of loans it originates and the quality of services it provides to borrowers. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Bank's market area.


     The Bank attracts all its deposits through its branch offices primarily from the communities in which those branch offices are located. Consequently, competition for deposits is principally from other savings institutions, commercial banks, credit unions and brokers in these communities. Park View Federal competes for deposits and loans by offering a variety of deposit accounts at competitive rates, a wide array of loan products, convenient business hours and branch locations, a commitment to outstanding customer service and a well-trained staff. In addition, the Bank believes it has developed strong relationships with local businesses, realtors, builders, and the public in general, giving it an excellent image in the community.

EMPLOYEES

     As of June 30, 1996, PVF and its subsidiaries had 115 full-time employees and 17 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

                             REGULATION OF THE BANK

     GENERAL. As a savings institution, Park View Federal is subject to extensive regulation by the OTS, and its deposits are insured by the SAIF, which is administered by the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of SAIF-insured savings institutions. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere herein.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and "total capital," a combination of core and "supplementary" capital, equal to 8.0% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "-- Prompt Corrective Regulatory Action." The Bank is in compliance with all applicable regulatory capital requirements.

     The core and tangible capital requirements are measured against adjusted total assets, which are a savings institution's consolidated total assets as determined under GAAP adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of subsidiaries in which the savings institution holds a minority interest and which are not engaged in activities for which the capital rules require the savings institution to net its debt and equity investments in such subsidiaries against capital, as well as a pro rated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At June 30, 1996, Park View Federal's adjusted total assets for purposes of the core and tangible capital requirements were $335.0 million.

     In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer loans, residential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. Under the risk-based capital requirement, a savings institution is required to maintain total capital, consisting of core capital plus certain other components, including general
valuation allowances, equal to 8.0% of risk-weighted assets.   At June 30,
1996, the Bank's risk-weighted assets were $232.1 million, and its total regulatory capital was $26.5 million, or 11.4% of risk-weighted assets.

     The table below presents the Bank's capital position at June 30, 1996, relative to its various minimum regulatory capital requirements.


                                                             AT JUNE 30, 1996
                                                          ------------------------
                                                                       PERCENT OF
                                                          AMOUNT        ASSETS (1)
                                                          ------------------------
                                                          (DOLLARS IN THOUSANDS)

          Tangible Capital. . . . . . . . . . . .         $24,282           7.25%
          Tangible Capital Requirement. . . . . .           5,026           1.50
                                                          -------         ------
            Excess  . . . . . . . . . . . . . . .         $19,256           5.75%
                                                          -------         ------
                                                          -------         ------
          Tier 1/Core Capital . . . . . . . . . .         $24,282           7.25%
          Tier 1/Core Capital Requirement.. . . .          13,402           4.00
                                                          -------         ------
            Excess  . . . . . . . . . . . . . . .         $10,880           3.25%
                                                          -------         ------
                                                          -------         ------
          Tier 1 Risk-Based Capital . . . . . . .        $ 24,282          10.46%
          Tier 1 Risk-Based Capital Requirement..           7,986           4.00
                                                          -------         ------
            Excess  . . . . . . . . . . . . . . .        $ 16,296           6.46%
                                                          -------         ------
                                                          -------         ------
           Risk-Based Capital. . . . . . . . . . .       $ 26,510          11.42%
           Risk-Based Capital Requirement. . . . .         18,565           8.00
                                                          -------         ------
            Excess. . . . . . . . . . . . . . . .        $  7,945           3.42%
                                                          -------         ------
                                                          -------         ------

          ----------------
          (1)  Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

     The OTS has adopted an amendment to its risk-based capital requirements that requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. At June 30, 1996 the Bank had no interest rate risk component deduction from total capital.

     The OTS will calculate the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis.

     The OTS has proposed an amendment to its capital regulations establishing a minimum 3% core capital ratio for savings institutions in the strongest financial and managerial condition. For all other savings associations, the minimum core capital ratio would be 3% plus at least an additional 100 to 200 basis points. In determining the amount of additional capital, the OTS would assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis. As a result, the exact effect on the Bank cannot be predicted at this time.

     In addition to requiring generally applicable capital standards for savings institutions, the Director of OTS may establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     PROMPT CORRECTIVE REGULATORY ACTION. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries.

     Under implementing regulations, the federal banking regulators will measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1

CAMEL rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Bank is classified as "well capitalized" under these regulations.

     SAFETY AND SOUNDNESS STANDARDS. Under FDICIA, as amended by the Riegle Community Development and Regulatory Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the Federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines go into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

     Additionally, under FDICIA, as amended by the CDRI Act, the Federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the bank agencies, would not have a material effect on the Bank's operations.

     FEDERAL HOME LOAN BANK SYSTEM. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 1996 of $1.9 million.

     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Under FIRREA, long-term advances may be made only for the purpose of providing funds for residential housing finance. At June 30, 1996, the Bank had $27.5 million in advances outstanding from the FHLB of Cincinnati. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

     LIQUIDITY REQUIREMENTS. Park View Federal is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short term borrowings. Savings and loan associations also are required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity and short-term liquidity ratios of the Bank for the month of June 1996 were 8.1% and 3.0%, respectively. A substantial and sustained decline in savings deposits would adversely affect the Bank's liquidity which may result in restricted operations and additional borrowings from the FHLB of Cincinnati.

     QUALIFIED THRIFT LENDER TEST. A savings association that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To meet the QTL test, an institution's "Qualified Thrift Investments" must
total at least 65% of "portfolio assets."   Under OTS regulations, portfolio
assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. At June 30, 1996, the Bank qualified as a QTL.

     UNIFORM LENDING STANDARDS.   Under OTS regulations, savings institutions
must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits; (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one-to-four family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one-to-four family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one-to-four family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

     The Bank believes that its current lending policies conform to the Interagency Guidelines and does not anticipate that the Interagency Guidelines will have a material effect on its lending activities.

     DEPOSIT INSURANCE. The Bank is charged an annual premium by the Savings Association Insurance Fund ("SAIF") for federal insurance of its deposit accounts up to applicable regulatory limits. Through December 31, 1997, the assessment rate shall not be less than 0.18%. After December 31, 1997, the SAIF assessment rate will be a rate determined by the FDIC to be appropriate to increase the reserve ratio of the SAIF to 1.25% of insured deposits or such higher percentage as the FDIC determines to be appropriate but not less than 0.15%.

     Under the Federal Deposit Insurance Corporation's ("FDIC") risk-based assessment system, the assessment rate for an insured depository institution will depend on the assessment risk classification assigned to the institution by the FDIC which will be determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period. Well capitalized institutions are institutions satisfying the following capital ratio standards:
(i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but which satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater;
(ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A will consist of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate will range from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C.

     The Bank's savings deposits are insured by the SAIF, which is administered by the FDIC. The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions to 0.31% of deposits for undercapitalized institutions. The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratio as the SAIF. On August 8, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. Subsequently, the BIF assessment rate has been lowered to the statutory minimum of $2,000 per year. The amendments create a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

     The House of Representatives and the Senate of the United States provided for a resolution of the recapitalization of the SAIF in the Balanced Budget Act of 1995 (the "Reconciliation Bill") which was vetoed by the President in December 1995 for reasons unrelated to the recapitalization of the SAIF. The Reconciliation Bill provided that all SAIF member institutions would pay a special assessment recently estimated to be a one-time charge of 0.85% of the Company's total SAIF-assessable deposits as of March 31, 1995, or approximately $2.2 million pretax. Such special assessment would be in addition to the Company's annual deposit insurance premium. A balanced budget bill subsequently was enacted and signed by the President in April 1996. That bill did not provide for the recapitalization of the SAIF, and there can be no assurance whether the SAIF will be recapitalized, whether the premium disparity between SAIF and BIF insured institutions will be reduced or eliminated or whether a special assessment will be charged. If a special assessment as described above were to be required, it would result in a one-time charge to the Bank of up to $2.35 million, which would have the effect of reducing the Bank's tangible and core capital to $17.96 million, or 5.62% of adjusted total assets, and risk-based capital to $19.96 million, or 10.00% of risk-weighted assets, on a proforma basis as of June 30, 1995. If such a special assessment were required and the SAIF as a result was fully recapitalized, it could have the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby increasing net income in future periods.

     In addition, another proposal under consideration by Congress would require savings associations to convert their charters to that of commercial banks in connection with a merger of the BIF and the SAIF. Under current tax laws, a savings association converting to a commercial bank charter must recapture into taxable income the amount of its tax bad debt reserve that would not have been allowed if the savings association had operated as a commercial bank. The tax associated with the recapture of all or part of its tax bad debt reserve would immediately reduce the capital of the savings institution even though such tax would actually be paid out over the succeeding years. The Bank estimates that the amount of the tax expense associated with a recapture of its tax bad debt reserves if it were to convert to a national bank at June 30, 1996 was approximately $1.5 million. The Bank cannot predict at this time if any of the foregoing proposals would be adopted in their current form or, if adopted, whether such proposals would remedy some or all of the related adverse financial and tax effects.

     SAIF members are generally prohibited from converting to the status of members of the Bank Insurance Fund ("BIF"), also administered by the FDIC, or merging with or transferring assets to a BIF member before August 9, 1994. The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to

SAIF and an entrance fee to BIF. A savings association is not prohibited from adopting a commercial bank or savings bank charter prior to August 9, 1994 if the resulting bank remains a SAIF member.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings associations, the FDIC will take into account whether the savings association is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

     DIVIDEND LIMITATIONS. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the conversion of the bank from the mutual to stock form. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval to make capital distributions during a calendar year in an amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital to assets ratio exceeded its fully phased-in capital requirement to assets ratio at the
beginning of the calendar year.   A savings association with total capital in
excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period depending on the savings association's level of risk-based capital. A savings association that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At June 30, 1994, the Bank was a Tier 1 Association.

     The Bank is prohibited from making any capital distributions if after making the distribution, it would be undercapitalized as defined in the OTS' prompt corrective action regulations. After consultation with the FDIC, the OTS may permit a savings association to repurchase, redeem, retire or otherwise acquire shares or ownership interests if the repurchase, redemption, retirement or other acquisition: (i) is made in connection with the issuance of additional shares or other obligations of the institution in at least an equivalent amount; and (ii) will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Taxation." The Bank intends to make full use of this favorable tax treatment afforded to the Bank and does not contemplate use of any earnings of the Bank in a manner which would limit the Bank's bad debt deduction or create federal tax liabilities.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $54.0 million of transaction accounts, plus 12% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At June 30, 1995, Park View Federal met its reserve requirements.

     INTERSTATE AND INTERINDUSTRY ACQUISITIONS. OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a "domestic building and loan association" under
Section 7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     FIRREA amended the Bank Holding Company Act of 1956 to authorize the Federal Reserve Board to permit the acquisition of a savings institution by a bank holding company. In approving an application by a bank holding company to acquire a savings institution, the Federal Reserve Board is prohibited from imposing restrictions on tandem operations of the subsidiary savings institution and its holding company affiliates except as required under Sections 23A and 23B of the Federal Reserve Act, as amended. Previously, the Federal Reserve Board had only approved acquisitions of insolvent savings institutions and only subject to certain restrictions on tandem operation of the savings institutions and bank subsidiaries of the bank holding company.

     A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a BIF member with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings association plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

     LOANS-TO-ONE-BORROWER LIMITATIONS. Under federal law, loans and extensions of credit outstanding at one time to a person shall not exceed 15% of the unimpaired capital and surplus of the savings association. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. FIRREA additionally authorizes savings associations to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with the fully phased-in capital standards of FIRREA; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. FIRREA also authorizes a savings association to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

     Savings institutions are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a savings association and certain affiliated interests of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to
Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

                            REGULATION OF THE COMPANY

GENERAL.

     The company is a savings and loan holding company as defined by the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to the restrictions applicable to a bank holding company. See "--Regulation of the Bank-- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

     Legislation has been passed by the U.S. House of Representatives which would subject all unitary holding companies to the same restrictions on activities as are currently applied to multiple holding companies. If such legislation is enacted in its current form, the ability of the Company to engage in certain activities that are currently permitted to a unitary holding company may be restricted. Since the Company does not and has no current plans to, engage in any business activity impermissible for a multiple holding company, such legislation would not require the Company to discontinue any current activity. In addition, such legislation would preclude companies that are engaged in activities not permitted to multiple holding companies from acquiring control of the Company. No prediciton can be made at this time as to whether such legislation will be enacted or whether it will be enacted in its current form.

     RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company' other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

                                    TAXATION
GENERAL

     The Company and its subsidiaries currently file a consolidated federal income tax return based on a fiscal year ending June 30. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

FEDERAL INCOME TAXATION

     Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") in the same general manner as other corporations. However, institutions such as Park View Federal which meet certain definitional tests and other conditions prescribed by the Internal Revenue Code previously benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. This reserve method afforded to thrifts is repealed for tax years beginning after December 31, 1995. Large thrifts must switch to the specific charge off method of section 166 while small thrifts must switch to the reserve method of section 585(the method currently used by small commercial banks). In general, a thrift is required to recapture the excess of its qualifying and non qualifying reserves in excess of its qualifying and non qualifying base year reserves. There is an exception to the general recapture provision for small thrifts. A small thrift is required to recapture the portion of its reserves that exceeds the greater of (1) the experience method reserve computed as if the thrift had always been a small bank, or (2) the lesser of the qualifying and non qualifying base year reserves or the contractual base year reserves. The opening tax bad debt reserve for a small thrift for the first taxable year beginning after December 31, 1995 is the greater of the two amounts described in
(1) and (2) above. A small thrift that switches to the section 585 experience method must make an annual addition to its reserve for bad debts. Under section 593, a thrift was not required to make a minimum addition to its reserve for any taxable year.

The change in a thrift's method of accounting for the bad debt reserve will generally be taken into taxable income ratably (on a straight line basis) over a six-year period. If, however, a thrift meets a "residential loan requirement" for a taxable year beginning in 1996 or 1997, the recapture of the reserve will be suspended for such tax year. Thus, recapture can potentially be deferred for up to two years. The "residential loan requirement" is met if the principal amount of housing loans made by a thrift during 1996 of 1997 is not less than the average of the principal amount of loans made during the six most recent taxable years prior to 1996. Refinancings and home equity loans are excluded. The residential loan test is applied on a combined entity basis.

The base year reserves and the supplemental reserve are frozen not forgiven. These reserves continue to be subject to the section 593(e) recapture penalty and are treated as a section 381(c) attribute for purposes of certain corporate acquisitions. There are other ancillary provisions affected by the repeal of section 593, most notably the repeal of section 595 which provides thrifts with special treatment for foreclosure on property securing loans. Section 595 is repealed for property acquired in taxable years beginning after December 31, 1995.

     For taxable years beginning after December 31, 1986, the Tax Reform Act of 1986 (the "Tax Reform Act") changed the corporate minimum tax from an add-on tax to a tax based on alternative minimum taxable income ("AMTI"), and increased the tax rate from 15% to 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under an experience method is treated as a preference item for purposes of computing the corporate minimum tax, which has been modified significantly by the Tax Reform Act. The Internal Revenue Code provisions relating to the alternative minimum tax ("AMTI") also: (i) treat as a preference item interest on certain tax-exempt private activity bonds issued on or after August 8, 1986; and (ii) include in AMTI (for tax years beginning in 1987-1989) an amount equal to one-half of the amount by which a corporation's book income (as specifically defined) exceeds its AMTI (determined without regard to this preference and prior to reduction by net operating losses). Also, only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income is an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

          Legislation that is effective for tax years beginning after December 31, 1995 would require savings associations to recapture into taxable income the portion of the tax loan reserve that exceeds the 1987 tax loan loss reserve.
All of the Bank's tax loan loss reserves at June 30, 1996 were pre-1987 loan loss reserves and therefore this provision should not affect future operations. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use either the experience method or the specific charge-off method of accounting for bad debts.

     Earnings appropriated to Park View Federal's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to PVF (including distributions made on dissolution or liquidation), unless the Bank includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax. At June 30, 1996, the Bank had approximately $5.4 million of accumulated allocations of income for which federal income taxes had not been provided.

     The Bank's federal income tax returns thru June 30, 1992 were audited by the IRS.

     For further information regarding federal income taxes, see Note 8 of Notes to Consolidated Financial Statements.

STATE INCOME TAXATION

     The Company is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital was taxed at a rate of 1.5% for fiscal years 1996, 1995 and 1994.

ITEM 2.  PROPERTIES

     The following table sets forth the location and certain additional information regarding the Company's offices at June 30, 1996.



                                       YEAR                        NET BOOK                  OWNED OR            APPROXIMATE
                                      OPENED/        TOTAL          VALUE AT                  LEASED/             SQUARE
LOCATION                              ACQUIRED      DEPOSITS      JUNE 30, 1995              EXPIRATION          FOOTAGE
- --------                              --------      --------      -------------              ----------          --------
                                                               (DOLLARS IN THOUSANDS)
MAIN OFFICE:

2618 N. Moreland Blvd.                  1963         $39,100        $   422                    Owned              16,800
Cleveland, Ohio

BRANCH OFFICES:

2111 Richmond Road                      1967          45,764             5                      Lease              2,750
Beachwood, Ohio                                                                                3/1/99

25350 Rockside Road                     1969          48,129            110                     Lease             14,400
Bedford Heights, Ohio                                                                          3/1/03

11010 Clifton Blvd.                     1974          20,573             14                     Lease              1,550
Cleveland, Ohio                                                                                8/1/05

7448 Ridge Road                         1979          28,242            552                    Owned               3,200
Parma, Ohio

6990 Heisley Road                       1994          24,417             76                     Lease              2,400
Mentor, Ohio                                                                                   10/25/98

1456 SOM Center Road                    1995          24,706           282                      Lease              2,200
Mayfield Heights, Ohio                                                                         9/30/04

497 East Aurora Road                    1994          17,117            112                     Lease              2,400
Macedonia, Ohio                                                                                9/30/04

8500 Washington Street                  1995          22,997            126                     Lease              2,700
Chagrin Falls, Ohio                                                                            11/30/04


     At June 30, 1996, the net book value of the Bank's premises, furniture, fixtures and equipment was $2.6 million. See Note 5 of Notes to Consolidated Financial Statements for further information.

     The Company also owns real estate in the City of Solon, Ohio. See Subsidiary Activities for further information.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Bank is a party to various legal proceedings incident to its business. There are no other material legal proceedings to which the Bank or PVF is a party or to which any of their property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS

     The information contained under the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see "Item 1. Business -- Regulation -- Dividend Limitations."

ITEM 6.  SELECTED FINANCIAL DATA

     The information contained in the table captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b)    The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

(c) Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

                                     PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.        Independent Auditors' Report (incorporated by reference to the
               Annual Report)

               Consolidated Financial Statements (incorporated by reference to the Annual Report)

               (a) Consolidated Statements of Financial Condition, at June 30, 1996 and 1995

               (b) Consolidated Statements of Operations for the Years Ended June 30, 1996, 1995 and 1994

               (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1996, 1995 and 1994

               (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994

               (e)  Notes to Consolidated Financial Statements.

     2. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.


     3.        Exhibits and Index to Exhibits

               The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.


                                                                                      Page No.
                                                                                  in Sequentially
No.            Description                                                         Numbered Copy
- ----           -----------                                                        ---------------
3.1            Certificate of Incorporation
3.2            Code of Regulations
3.3            Bylaws
4              Specimen Stock Certificate
10.1           Park View Federal Savings Bank Conversion Stock Option Plan
10.2           PVF Capital Corp. 1996 Incentive Stock Option Plan
13             PVF Capital Corp. Annual Report to Stockholders for the year ended
               June 30, 1996
21             Subsidiaries of the Registrant
23             Consent of KPMG
               Peat Marwick LLP
27             Financial Data Schedule


- ---------------
* Incorporated by reference to the Bank's Registration Statement on Form 10 filed with the Office of Thrift Supervision on December 30, 1992.

(b) During the last quarter of the fiscal year ended June 30, 1996, the Company did not file any Current Reports on Form 8-K.

(c)  All required exhibits are filed as attached.

(d)  No financial statement schedules are required.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PVF CAPITAL CORP.


September 24, 1996                           By: /s/ John R. Male
                                                 -----------------------------
                                                  John R. Male
                                                  President and Chief Executive
                                                  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John R. Male                             September 24, 1996
- ----------------------------
John R. Male
President and Chief Executive Officer
(Principal Executive Officer)


/s/ C. Keith Swaney                          September 24, 1996
- ----------------------------
C. Keith Swaney
Vice President and Treasurer
(Principal Financial and Accounting Officer)


/s/ James W. Male                            September 24, 1996
- ----------------------------
James W. Male
Chairman of the Board


/s/ Robert K. Healey                         September 24, 1996
- ----------------------------
Robert K. Healey
Director


/s/ Richard J. Moriarty                      September 24, 1996
- ----------------------------
Richard J. Moriarty
Director


/s/ Creighton E. Miller                      September 24, 1996
- ----------------------------
Creighton E. Miller
Director


/s/ Robert F. Urban                          September 24, 1996
- ----------------------------
Robert F. Urban
Director


/s/ Stuart D. Neidus                         September 24, 1996
- ----------------------------
Stuart D. Neidus
Director