Form 10-Q
period 1996-12-31
PVF CAPITAL CORP
filed 1997-02-07
CIK 928592

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20552

                                    FORM 10-Q


[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1996.

[ ]Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------    ---------------
Commission File Number         0-24948
                      -------------------------------------------
                          PVF Capital Corp.
-----------------------------------------------------------------
     ( Exact name of registrant as specified in its charter)

         United States                      34-1659805
-----------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)           Identification No.)

     25350 Rockside Road, Bedford Heights, Ohio        44146
-----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                    (216) 439-2200
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

                          Not Applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES  X     NO
                                             ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value               2,323,338
------------------------------    --------------------------------
           (Class)                (Outstanding at January 31, 1997)

                                PVF CAPITAL CORP.


                                      INDEX

                                                         Page

Part I      Financial Information

  Item 1    Financial Statements

            Consolidated Statements of Financial
            Condition, December 31, 1996 (unaudited)
            and June 30, 1996.                             1

            Consolidated Statements of Operations for
            the three and six months ended December 31,
            1996 and 1995 (unaudited).                     2

            Consolidated Statements of Cash Flows for
            the six months ended December 31, 1996 and
            1995 (unaudited).                              3

            Notes to Consolidated Financial
            Statements (unaudited).                        4

  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                     5

Part II     Other Information                             10

PART I   FINANCIAL INFORMATION
ITEM 1


                                PVF CAPITAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         DECEMBER 31,            JUNE 30,
                         ASSETS                                              1996                  1996
                                                                         ------------            --------
                                                                         (UNAUDITED)

Cash and amounts due from depository institutions                          $3,311,103          $6,670,604
Interest bearing deposits                                                     758,547             244,612
Federal funds sold                                                          1,875,000           6,875,000
Investment securities, at cost                                             13,994,725          14,094,100
Loans receivable, net                                                     319,136,278         278,318,945
Loans receivable available for sale, net                                    1,680,311          11,203,705
Mortgage-backed securities held to maturity, net                              540,918             637,022
Mortgage-backed securities available for sale, net                                  0           7,613,365
Office properties and equipment, net                                        2,015,336           2,571,566
Real estate in development                                                    889,442             854,891
Investment required by law
   Stock in the Federal Home Loan Bank of Cincinnati                        2,141,121           1,880,000
Prepaid expenses and other assets                                           1,234,198             670,271

                                                                         ------------        ------------
Total Assets                                                             $347,576,979        $331,634,081
                                                                         ------------        ------------
                                                                         ------------        ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                              $278,156,158        $271,045,085
   Advances from the Federal Home Loan Bank of Cincinnati                  34,944,113          27,481,651
   Notes payable                                                            2,510,000           2,710,000
   Advances from borrowers for taxes and insurance                          4,431,262           4,205,151
   Accrued expenses and other liabilities                                   3,738,530           3,718,536

                                                                         ------------        ------------
Total Liabilities                                                         323,780,063         309,160,423


Stockholders' Equity
   Serial preferred stock, none issued                                              0                   0
   Common stock                                                                23,233              23,233
   Paid in capital                                                          9,995,918           9,995,918
   Retained earnings-substantially restricted                              13,777,765          12,608,775
   Unrealized market adjustment on available for sale securities                    0            (154,268)

                                                                         ------------        ------------
Total Stockholders' Equity                                                 23,796,916          22,473,658

                                                                         ------------        ------------
Total Liabilities and Stockholders' Equity                               $347,576,979        $331,634,081
                                                                         ------------        ------------
                                                                         ------------        ------------


See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1

                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           DECEMBER 31,                    DECEMBER 31,
                                                                   -----------------------          -------------------------
                                                                       1996             1995           1996                1995

Interest income
   Loans                                                           $7,272,036       $6,350,547       $14,302,570       $12,347,909
   Mortgage-backed securities                                          85,084           46,313           265,467           115,710
   Cash and investment securities                                     305,281          515,231           630,603         1,310,378

                                                                   ----------       ----------       -----------       -----------

          Total interest income                                     7,662,401        6,912,091        15,198,640        13,773,997
                                                                   ----------       ----------       -----------       -----------

Interest expense
   Deposits                                                         3,529,625        3,896,143         6,985,822         7,810,359
   Borrowings                                                         569,867           74,620         1,129,238           289,489

                                                                   ----------       ----------       -----------       -----------
          Total interest expense                                    4,099,492        3,970,763         8,115,060         8,099,848
                                                                   ----------       ----------       -----------       -----------

          Net interest income                                       3,562,909        2,941,328         7,083,580         5,674,149

Provisions for loan losses                                                  0          374,000                 0           394,000

                                                                   ----------       ----------       -----------       -----------

          Net interest income after provision for loan losses       3,562,909        2,567,328         7,083,580         5,280,149
                                                                   ----------       ----------       -----------       -----------

Noninterest income, net
   Service and other fees                                             119,879          116,696           241,592           224,004
   Mortgage banking activities, net                                   151,931          355,215           188,313           483,027
   Other, net                                                          23,042          112,919            98,940           197,278

                                                                   ----------       ----------       -----------       -----------
          Total noninterest income, net                               294,852          584,830           528,845           904,309
                                                                   ----------       ----------       -----------       -----------

Noninterest expense
   Compensation and benefits                                        1,081,052          928,807         2,166,089         1,907,770
   Office, occupancy, and equipment                                   414,010          350,057           791,285           713,535
   Federal deposit insurance special assessment                             0                0         1,707,867                 0
   Other                                                              572,504          534,512         1,157,845         1,156,816

                                                                   ----------       ----------       -----------        ----------

          Total noninterest expense                                 2,067,566        1,813,376         5,823,086         3,778,121
                                                                   ----------       ----------       -----------        ----------

          Income before federal income tax provision                1,790,195        1,338,782         1,789,339         2,406,337


Federal income tax provision                                          609,000          420,000           619,000           735,600

                                                                   ----------        ----------       -----------       ----------

          Net income                                               $1,181,195         $918,782        $1,170,339        $1,670,737

Net income per share                                                    $0.48            $0.37             $0.47             $0.67
                                                                        -----            -----             -----             -----
                                                                        -----            -----             -----             -----

See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1



                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                    DECEMBER 31ST
                                                                                              ----------------------------
                                                                                                 1996              1995
                                                                                              ----------------------------

OPERATING ACTIVITIES
   Net income                                                                                 $1,170,339        $1,670,737
   Adjustments to reconcile net income to net cash provided by operating activities
      Accretion of discount on marketable securities                                                (625)          (25,163)
      Depreciation and amortization                                                              237,230           244,144
      Provision for losses on loans, net                                                               0           394,000
      Provision for lower of cost or market adjustment loans available for sale                   81,930                 0
      Accretion of unearned discount and deferred loan origination fees, net                    (726,397)         (515,675)
      Gain on loans available for sale, net                                                     (152,748)         (239,121)
       Loss on mortgage-backed securities available for sale, net                                 65,086            23,582
      Gain on investment securities available for sale, net                                            0           (74,721)
      Change in accrued interest on investments, loans, and borrowings, net                     (216,931)          (60,905)
      Change in other assets and other liabilities, net                                         (317,822)         (112,430)
      Change in loans receivable available for sale, net                                       9,594,212         1,644,440

                                                                                              ----------        -----------
               Net cash provided by operating activities                                       9,734,274         2,948,888
                                                                                              ----------        -----------

INVESTING ACTIVITIES
      Loan and mortgage-backed securities repayments and originations, net                   (44,753,626)      (19,369,802)
      Proceeds from  mortgage-backed securities available for sale                            12,738,470           855,477
      Purchase of investment securities                                                                0       (10,305,000)
      Investment securities maturities                                                           100,000        33,086,314
      Sale of investment securities available for sale                                                 0        10,007,188
      FHLB stock purchases dividends, net                                                       (261,121)          (57,890)
      Office properties and equipment (purchases) sales, net                                     319,000          (251,307)
      Additions to real estate in development, net                                               (34,551)          (15,132)

                                                                                             -------------     ------------

               Net cash provided by (used in) investing activities                           (31,891,828)       13,949,848
                                                                                             -------------     ------------

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW, and passbook savings                                 488,286          2,007,353
      Net increase in time deposits                                                            6,562,589          6,963,519
      Net increase (decrease) FHLB advances                                                    7,462,462        (15,000,000)
      Proceeds from  (payments on) note payable                                                 (200,000)         1,200,000
      Stock options exercised                                                                          0             25,000
      Cash paid in lieu of fractional shares                                                      (1,349)            (1,098)

                                                                                              ------------      -------------

               Net cash provided by (used in) financing activities                            14,311,988         (4,805,226)
                                                                                              ------------      -------------


Net increase (decrease) in cash and cash equivalents                                          (7,845,566)        12,093,510

Cash and cash equivalents at beginning of period                                              13,790,216         12,618,580
                                                                                              -----------       -----------
Cash and cash equivalents at end of period                                                    $5,944,650        $24,712,090
                                                                                              -----------       -----------
                                                                                              -----------       -----------

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

                                PVF CAPITAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1996 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire year ending June 30, 1997. The results of operations for PVF Capital Corp. ("PVF" or the "Company") for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the "Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2. Legislation was signed into law on September 30, 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") that required SAIF-insured savings institutions to pay a one-time special assessment of 65.7 cents for every $100 of deposits. This assessment was charged against earnings for the quarter ended September 30, 1996 and resulted in a pre-tax charge to the Company of approximately $1,708,000 and is reflected in the Statement of Operation for the six-month period ended December 31, 1996. This assessment was paid on November 27, 1996. The FICO SAIF assessment beginning January 1, 1997 is expected to be 6.48 basis points annually.

3.   Cash and cash equivalents consist of the following:

                                        December 31, 1996     June 30, 1996
                                        -----------------     -------------

Cash and amounts due from depository
 institutions                                 $ 3,311,103       $ 6,670,604
Interest-bearing deposits                         758,547           244,612
Federal funds sold                              1,875,000         6,875,000
                                              -----------       -----------
                                              $ 5,944,650       $13,790,216
                                              -----------       -----------
                                              -----------       -----------

4. Net income per share is based on the weighted-average number of common shares outstanding of 2,323,338 and 220,523 in outstanding stock options.

Part I Financial Information
Item 2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and six-month periods ended December 31, 1996 for PVF Capital Corp ("PVF" or the "Company") and Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary.

FINANCIAL CONDITION

Consolidated assets of PVF were $347.6 million as of December 31, 1996, an increase of approximately $15.9 million or 4.8% as compared to June 30, 1996. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.19%, 7.19% and 10.30% respectively at December 31, 1996.

During the six months ended December 31, 1996, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $7.9 million or 56.9% as compared to June 30, 1996. The change in the Company's cash and cash equivalents consisted of an increase in interest-bearing deposits of $0.5 million, a decrease in cash of $3.4 million and a decrease in federal funds sold of $5.0 million.

The net $23.6 million or 7.9% increase in loans receivable and mortgage-backed securities, during the six months ended December 31, 1996, resulted from an increase in loans receivable of $31.3 million and a decrease in mortgage-backed securities of $7.7 million. The increase of $31.3 million in loans receivable included increases of $9.1 million in construction loans, $6.1 million in land loans, $10.9 million in commercial loans, $4.0 million in home equity loans, $0.8 million in installment loans, and a net increase of $0.4 million in all other mortgage loans. The decrease in mortgage-backed securities of $7.7 million was the result of a net decrease of $7.6 million in mortgage-backed securities available for sale resulting from the Bank swapping $5.4 million in loans with the Federal Home Loan Mortgage Corporation ("FHLMC") for mortgage-backed securities and the sale and repayment of $12.8 million and $0.2 million in mortgage-backed securities available for sale, respectively, along with the repayment of $0.1 million in mortgage-backed securities held to maturity.

The decrease in office properties and equipment of $0.6 million was the result of the sale and leaseback of one of our branch offices. The increase in prepaid expenses and other assets of $0.6 million is the result of a reduction in the credit balance for Federal Reserve Bank adjustments on NOW accounts.

Part I Financial Information
Item 2


FINANCIAL CONDITION CONTINUED


During the six months ended December 31, 1996, management decided to compete with market savings rates for additional deposits and also utilize attractive borrowing rates from the Federal Home Loan Bank of Cincinnati ("FHLB"). This strategy resulted in an increase to both savings deposits and FHLB advances of $7.1 million and $7.5 million, respectively.

The increase in savings deposits and FHLB advances of $14.6 million along with the reduction in cash and cash equivalents of $7.9 million and mortgage-backed securities of $7.7 million and the increase of $1.3 million in stockholders' equity were used to fund the increase of $31.3 million in loans receivable.

RESULTS OF OPERATIONS   Three months ended December 31, 1996,
                        compared to three months ended
                        December 31, 1995.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans and mortgage-backed securities available for sale. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the three months ended December 31, 1996 was $1,181,000. This represents a 28.6% increase when compared with the prior year comparable period.

Net interest income for the three months ended December 31, 1996 increased by $621,600 or 21.1%, as compared to the prior year comparable period, primarily due to an increase of $750,300 or 10.9% in interest income that resulted from an increase of $48.0 million in the average balance of the loan and mortgage-backed

Part I Financial Information
Item 2

RESULTS OF OPERATION CONTINUED

securities portfolios. This was partially offset by a decrease in the average balance of the investment portfolio of $14.6 million and resulted in a similar return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $29.6 million from the prior year comparable period. This increased balance, offset by a 33 basis point decrease in the average cost of funds for the current period, resulted in an overall increase in interest expense of $128,700 or 3.2%. The Company's net interest income increased due to an increase of 33 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period, along with balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended December 31, 1995, a provision for loan losses of $374,000 was recorded, while no provision was necessary for the three months ended December 31, 1996. Provisions are based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. During the three months ended December 31, 1995, management increased its unallocated reserves for loan losses, based primarily on growth of the loan portfolio, along with prevailing economic conditions and other factors deemed relevant. At December 31, 1996, the allowance for loan losses was $2.5 million, which represented 95.5% of nonperforming loans and 0.8% of net loans.

For the three months ended December 31, 1996, noninterest income decreased $290,000 or 49.6% from the prior year comparable period. This was primarily attributable to a decrease of $203,300 or 57.2% in income from mortgage-banking activities that resulted from a decline in gains on the sale of loans available for sale and mortgage-backed securities available for sale of $170,300 from the prior year comparable period, along with a decrease in net servicing income in the current period attributable to the amortization of the servicing asset resulting from the application of FASB 122, Accounting for Mortgage Servicing Rights. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Other noninterest income, net, decreased by $89,900 or 79.6% from the previous year's comparable period, primarily due to net gains realized on the sale of investment securities available for sale during the prior year comparable period.

Noninterest expense for the three months ended December 31, 1996 increased by $254,200 or 14.0% from the prior year comparable

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

period. This was primarily the result of a $152,200, or 16.4% increase in compensation and benefits attributable to increased staffing, employee 401K benefits, incentive bonuses paid, and salary and wage adjustments. In addition, a $64,000 or 18.3% increase in office occupancy was primarily attributable to the costs associated with the sale and leaseback of one of our branch office locations.

The federal income tax provision for the three month period ended December 31, 1996 increased to an effective rate of 34.0% for the current period from an effective rate of 31.4% for the prior year comparable period. This increase is due to the absence of tax statutory bad debt deductions in the current year versus the prior year comparable period.

RESULTS OF OPERATIONS   Six months ended December 31, 1996,
                        compared to six months ended
                        December 31, 1995.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans and mortgage-backed securities available for sale. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the six months ended December 31, 1996 was $1,170,000. This represents a 30.0% decrease when compared with the prior year comparable period. The decrease for the quarter is due to a one-time charge of approximately $1,708,000 or $1,127,000 after tax, representing a special assessment of 65.7 basis points on the Bank's deposits held as of March 31, 1995, as a result of the recently enacted legislation to recapitalize the Savings Association Insurance Fund. The Company's income excluding this assessment for the six-month period ended December 31, 1996 was $2,297,000. This represents a 37.5% increase when compared with the prior year comparable period.

Part I Financial Information
Item 2


RESULTS OF OPERATION CONTINUED

Net interest income for the six months ended December 31, 1996 increased by $1,409,400 or 24.8%, primarily due to an increase of $1,424,600 or 10.3% in interest income that resulted from an increase of $48.2 million in the average balance of the loan and mortgage-backed securities portfolios. This was partially offset by a decrease in the average balance of the investment portfolio of $22.8 million and resulted in an 18 basis point increase in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $21.6 million from the prior year comparable period. This increased balance along with a 36 basis point decrease in the average cost of funds for the current period resulted in an overall increase in interest expense of $15,200 or 0.2%. In addition to an increase of 54 basis points in the Bank's interest-rate spread during the current period, as compared to the prior year comparable period, the Bank's net interest income increased due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the six months ended December 31, 1995, a provision for loan losses of $394,000 was recorded, while no provision was necessasry for the six months ended December 31, 1996. Provisions are based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. During the six months ended December 31, 1995, management increased its unallocated reserves for loan losses based primarily on growth of the loan portfolio, along with prevailing economic conditions and other factors deemed relevant. At December 31, 1996, the allowance for loan losses was $2.5 million, which represented 95.5% of nonperforming loans and 0.8% of net loans.

For the six months ended December 31, 1996 noninterest income decreased $375,000 or 41.5% from the prior year comparable period. This was primarily attributable to a decrease of $294,700 or 61.0% in income from mortgage-banking activities that resulted from a decline in gains on the sale of loans available for sale and mortgage-backed securities available for sale of $210,200 from the prior year comparable period, along with a decrease in net servicing income in the current period attributable to the amortization of the servicing asset resulting from the application of FASB 122, Accounting for Mortgage Servicing Rights. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Other noninterest income, net, decreased by $98,300 or 49.8% from the previous year's comparable period, primarily due to net gains

Part I Financial Information
Item 2


RESULTS OF OPERATIONS CONTINUED

realized on the sale of investment securities available for sale during the prior period.

Noninterest expense for the six months ended December 31, 1996 increased by $2.0 million or 54.1% from the prior year comparable period. This was primarily the result of the previously noted federal deposit insurance special assessment of $1,708,000. In addition, a $258,300 or 13.5% increase in compensation and benefits was attributable to increased staffing, employee 401K benefits, incentive bonuses paid, and salary and wage adjustments. A $77,700 or 10.9% increase in office occupancy was primarily attributable to the costs associated with the sale and leaseback of one of our branch offices.

The federal income tax provision for the six-month period ended December 31, 1996 increased to an effective rate of 34.6% for the current period from an effective rate of 30.6% for the prior year comparable period. This increase is due to the absence of tax statutory bad debt deductions in the current year versus the prior year comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 5% of the sum of net withdrawable savings and borrowings due within one year. The Bank's liquidity at December 31, 1996 was 7.2%. Management believes the Bank has sufficient liquidity to meet its operational needs.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a) PVF did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PVF Capital Corp.
                                       -----------------
                                          (Registrant)


Date:  February 7, 1997                /s/ C. Keith Swaney
      ------------------               ---------------------------------

                                       C. Keith Swaney
                                       Vice President and Treasurer