Form 10-Q
period 1997-03-31
PVF CAPITAL CORP
filed 1997-05-09
CIK 928592

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20552

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

Commission File Number         0-24948
                       -------------------------------------------
                          PVF Capital Corp.
------------------------------------------------------------------
     ( Exact name of registrant as specified in its charter)

         United States                      34-1659805
------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)           Identification No.)

     25350 Rockside Road, Bedford Heights, Ohio        44146
------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                          (216) 439-2200
------------------------------------------------------------------
      (Registrant's telephone number, including area code)

                          Not Applicable
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES  X     NO
                                              ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                    2,323,338
-----------------------------          ----------------------------------
          (Class)                       (Outstanding at April 30, 1997)

                                PVF CAPITAL CORP.


                                      INDEX

                                                                           PAGE

Part I         Financial Information

  Item 1       Financial Statements

               Consolidated Statements of Financial
               Condition, March 31, 1997 (unaudited)
               and June 30, 1996.                                            1

               Consolidated Statements of Operations for
               the three and nine months ended March 31,
               1997 and 1996 (unaudited).                                    2

               Consolidated Statements of Cash Flows for
               the nine months ended March 31, 1997 and
               1996 (unaudited).                                             3

               Notes to Consolidated Financial
               Statements (unaudited).                                       4

  Item 2       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                    6

Part II        Other Information                                            11

PART 1 FINANCIAL INFORMATION
ITEM 1


                        PVF CAPITAL CORP.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                                                        MARCH 31,         JUNE 30,
                              ASSETS                                      1997              1996
                             --------                                -------------      -----------
                                                                       (UNAUDITED)

Cash and amounts due from depository institutions                      $2,294,588        $6,670,604
Interest bearing deposits                                                 242,640           244,612
Federal funds sold                                                      2,375,000         6,875,000
Investment securities, at cost                                         13,995,037        14,094,100
Loans receivable, net                                                 328,707,615       278,318,945
Loans receivable available for sale, net                                1,471,217        11,203,705
Mortgage-backed securities held to maturity, net                          507,356           637,022
Mortgage-backed securities available for sale, net                              0         7,613,365
Office properties and equipment, net                                    1,942,549         2,571,566
Real estate owned                                                          53,983                 0
Real estate in development                                                904,785           854,891
Investment required by law
   Stock in the Federal Home Loan Bank of Cincinnati                    2,483,790         1,880,000
Prepaid expenses and other assets                                       1,272,099           670,271

                                                                     -------------     ------------
Total Assets                                                         $356,250,659      $331,634,081
                                                                     -------------     ------------
                                                                     -------------     ------------


             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Liabilities
   Deposits                                                          $273,553,281      $271,045,085
   Advances from the Federal Home Loan Bank of Cincinnati              48,924,914        27,481,651
   Notes payable                                                        2,410,000         2,710,000
   Advances from borrowers for taxes and insurance                      2,642,177         4,205,151
   Accrued expenses and other liabilities                               3,701,501         3,718,536

                                                                     -------------      -----------
Total Liabilities                                                     331,231,873       309,160,423


Stockholders' Equity
   Serial preferred stock, none issued                                                            0
   Common stock                                                            23,233            23,233
   Paid in capital                                                      9,995,918         9,995,918
   Retained earnings-substantially restricted                          14,999,635        12,608,775
   Unrealized market adjustment on available for sale securities                0          (154,268)

                                                                     -------------      -----------
Total Stockholders' Equity                                             25,018,786        22,473,658

                                                                     -------------      -----------
Total Liabilities and Stockholders' Equity                           $356,250,659      $331,634,081
                                                                     -------------      -----------
                                                                     -------------      -----------




See accompanying notes to consolidated financial statements.

PART 1 FINANCIAL INFORMATION
ITEM 1
                               PVF CAPITAL CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         MARCH 31,                          MARCH 31,
                                                                ----------------------------    ---------------------------
                                                                      1997           1996            1997           1996

Interest income
   Loans                                                           $7,412,874     $6,450,807     $21,715,444    $18,798,716
   Mortgage-backed securities                                           9,837         14,942         275,304        130,652
   Cash and investment securities                                     310,403        304,461         941,006      1,614,839

                                                                   ----------     ----------     -----------    -----------
      Total interest income                                         7,733,114      6,770,210      22,931,754     20,544,207
                                                                   ----------     ----------     -----------    -----------
Interest expense
   Deposits                                                         3,472,768      3,685,846      10,458,590     11,496,205
   Borrowings                                                         660,824        124,909       1,790,062        414,398

                                                                   ----------     ----------     -----------    -----------
      Total interest expense                                        4,133,592      3,810,755      12,248,652     11,910,603
                                                                   ----------     ----------     -----------    -----------

      Net interest income                                           3,599,522      2,959,455      10,683,102      8,633,604

Provisions for loan losses                                            107,000         23,000         107,000        417,000
                                                                   ----------     ----------     -----------    -----------

      Net interest income after provision for loan losses           3,492,522      2,936,455      10,576,102      8,216,604
                                                                   ----------     ----------     -----------    -----------

Noninterest income, net
   Service and other fees                                             114,441         93,910         356,033        317,914
   Mortgage banking activities, net                                   313,666        269,622         501,979        752,649
   Other, net                                                          36,138         18,444         135,078        215,722
                                                                   ----------     ----------     -----------    -----------
      Total noninterest income, net                                   464,245        381,976         993,090      1,286,285
                                                                   ----------     ----------     -----------    -----------

Noninterest expense
   Compensation and benefits                                        1,119,916        971,021       3,286,005      2,878,791
   Office, occupancy, and equipment                                   411,508        356,874       1,202,793      1,070,409
   Federal deposit insurance special assessment                             0              0       1,707,867              0
   Other                                                              565,524        599,850       1,723,369      1,756,666
                                                                   ----------     ----------     -----------    -----------
       Total noninterest expense                                    2,096,948      1,927,745       7,920,034      5,705,866
                                                                   ----------     ----------     -----------    -----------

       Income before federal income tax provision                   1,859,819      1,390,686       3,649,158      3,797,023

Federal income tax provision                                          637,949        458,000       1,256,949      1,193,600

                                                                   ----------     ----------     -----------    -----------
       Net income                                                  $1,221,870       $932,686      $2,392,209     $2,603,423

Net income per share                                                    $0.49          $0.37           $0.96          $1.05
                                                                        =====          =====           =====          =====


See accompanying notes to consolidated financial statements.

PART 1 FINANCIAL INFORMATION
ITEM 1

                               PVF CAPITAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                     MARCH 31ST
                                                                                        --------------------------------
                                                                                              1997              1996
                                                                                        ----------------   -------------
OPERATING ACTIVITIES

  Net income                                                                               $2,392,209        $2,603,423
  Adjustments to reconcile net income to net cash provided by operating activities
     Accretion of discount on marketable securities                                              (937)          (25,163)
     Depreciation and amortization                                                            353,947           360,969
     Provision for losses on loans, net                                                       107,000           417,000
     Provision for lower of cost or market adjustment loans available for sale                 81,930            68,690
     Accretion of unearned discount and deferred loan origination fees, net                (1,111,012)       (1,114,059)
     Gain on loans available for sale, net                                                   (347,241)         (441,230)
     Loss on mortgage-backed securities available for sale, net                                65,086            23,582
     Gain on investment securities available for sale, net                                          0           (74,721)
     Change in accrued interest on investments, loans, and borrowings, net                   (235,753)         (108,292)
     Change in other assets and other liabilities, net                                     (2,242,551)       (1,416,272)
     Change in loans receivable available for sale, net                                     9,997,799           866,768

                                                                                        -------------      ------------
       Net cash provided by operating activities                                            9,060,477         1,160,695
                                                                                        -------------      ------------

INVESTING ACTIVITIES
     Loan and mortgage-backed securities repayments and originations, net                 (54,030,566)      (39,781,940)
     Proceeds from mortgage-backed securities available for sale                           12,738,470           855,477
     Purchase of investment securities                                                              0       (19,298,788)
     Investment securities maturities                                                         100,000        41,491,590
     Sale of investment securities available for sale                                               0        10,007,188
     FHLB stock purchases dividends, net                                                     (603,790)          (91,835)
     Office properties and equipment (purchases) sales, net                                   275,070          (282,348)
     Additions to real estate in development, net                                             (49,894)           55,442

                                                                                        -------------      ------------
       Net cash provided by (used in) investing activities                                (41,570,710)       (7,045,214)
                                                                                        -------------      ------------

FINANCING ACTIVITIES
     Net increase in demand deposits, NOW, and passbook savings                            (1,183,665)        3,115,356
     Net increase (decrease) in time deposits                                               3,673,996        (4,811,413)
     Net increase (decrease) FBHL advances                                                 21,443,263         2,500,000
     Proceeds from (payments on) note payable                                                (300,000)        1,010,000
     Stock options exercised                                                                        0            25,000
     Cash paid in lieu of fractional shares                                                    (1,349)           (1,098)

                                                                                        -------------      ------------
       Net cash provided by (used in) financing activities                                 23,632,245         1,837,845
                                                                                        -------------      ------------

Net increase (decrease) in cash and cash equivalents                                       (8,877,988)       (4,046,674)

Cash and cash equivalents at beginning of period                                           13,790,216        12,618,580
                                                                                        -------------      ------------
Cash and cash equivalents at end of period                                                 $4,912,228        $8,571,906
                                                                                        -------------      ------------
                                                                                        -------------      ------------

See accompanying notes to consolidated financial statements.

PART I FINANCIAL INFORMATION
ITEM I


                                PVF CAPITAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1996 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year ending June 30, 1997. The results of operations for PVF Capital Corp. ("PVF" or the "Company") for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the "Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2. Legislation was signed into law on September 30, 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") that required SAIF-insured savings institutions to pay a one-time special assessment of 65.7 cents for every $100 of deposits. This assessment was charged against earnings for the quarter ended September 30, 1996 and resulted in a pre-tax charge to the Company of approximately $1,708,000 and is reflected in the Statement of Operation for the nine-month period ended March 31, 1997. This assessment was paid on November 27, 1996. The FICO SAIF assessment beginning January 1, 1997 is expected to be 6.48 basis points annually.

3.   Cash and cash equivalents consist of the following:

                                           March 31, 1997     June 30, 1996
                                           --------------     -------------

Cash and amounts due from depository
 institutions                                 $ 2,294,588       $ 6,670,604
Interest-bearing deposits                         242,640           244,612
Federal funds sold                              2,375,000         6,875,000
                                              -----------       -----------
                                              $ 4,912,228       $13,790,216
                                              -----------       -----------
                                              -----------       -----------

4. In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 establishes the accounting for certain financial asset transfers, including securitization transactions, and became effective for transactions entered into on or after January 1, 1997. This standard supersedes SFAS No. 76, SFAS No. 77 and SFAS No. 122 and amends SFAS No. 115 and SFAS No. 65. The implementation of SFAS No. 125 did not have a material impact on the Company's consolidated financial position or results of operations.

PART I FINANCIAL INFORMATION
ITEM I


5. In February 1997, the FASB issued SFAS No. 128, Earnings per Share which supersedes Accounting Principles Board (APB) No. 15, Earnings per Share and replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was issued to simplify the computation of earnings per share and make the U.S. standard more compatible with the earnings per share standards of other countries and that of the International Accounting Standards Committee (IASC). SFAS
No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted, however, pro forma earnings per share is permitted for periods prior to required adoption. The following table discloses pro forma EPS pursuant to SFAS No. 128 for the three and nine months ended March 31, 1997 and March 31, 1996.


                                         Three months ended March 31
                                         1997                              1996
                         -------------------------------------   -------------------------------------
                           Income       Shares      Per-Share      Income       Shares      Pre-Share
                         (Numerator) (Denominator)   Amount      (Numerator) (Denominator)  Amount
                         ----------- -------------  ----------   ----------- -------------   --------
BASIC EPS
 Income available to
  common stockholders    $1,221,870    2,323,338     $ 0.53      $932,686     2,323,338     $ 0.40


EFFECT OF DILUTIVE SECURITIES
 Stock options                           164,891       0.04                     164,891       0.03


DILUTED EPS
 Income available to
  common stockholders     $1,221,870   2,488,229     $ 0.49       $932,686    2,488,229     $ 0.37


                                         Nine months ended March 31

                                         1997                            1996
                          -------------------------------------   -------------------------------------
                             Income     Shares      Per-Share     Income      Shares        Per-share
                           (Numerator) (Denominator) Amount      (Numerator) (Denominator)    Amount
                          ----------- -------------  ----------   ----------- -------------   --------
BASIC EPS
 Income available to
  common stockholders     $2,392,209    2,323,338   $ 1.03        $2,603,423  2,323,338     $ 1.12


EFFECT OF DILUTIVE SECURITIES
 Stock options                            164,891     0.07                      164,891       0.07


DILUTED EPS
 Income available to
  common stockholders      $2,392,209   2,488,229   $ 0.96        $2,603,423  2,488,229    $ 1.05

PART I FINANCIAL INFORMATION
ITEM 2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and nine-month periods ended
March 31, 1997 for PVF Capital Corp ("PVF" or the "Company") and Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases "will likely result", are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Consolidated assets of PVF were $356.3 million as of March 31, 1997, an increase of approximately $24.6 million or 7.4% as compared to June 30, 1996. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.34%, 7.34% and 10.42% respectively at March 31, 1997.

During the nine months ended March 31, 1997, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $8.9 million or 64.4% as compared to June 30, 1996. The change in the Company's cash

PART I FINANCIAL INFORMATION
ITEM 2

FINANCIAL CONDITION CONTINED

and cash equivalents consisted of a decrease in cash and interest-bearing deposits of $4.4 million and a decrease in federal funds sold of $4.5 million.

The net $32.9 million or 11.1% increase in loans receivable and mortgage-backed securities, during the nine months ended March 31, 1997, resulted from an increase in loans receivable of $40.6 million and a decrease in mortgage-backed securities of $7.7 million. The increase of $40.6 million in loans receivable included increases of $10.5 million in commercial loans, $8.5 million in land loans, $8.2 million in construction loans, $6.0 million in home equity loans, $5.9 million in single family mortgage loans, $0.8 million in installment loans, and $0.7 million in multi-family loans. The decrease in mortgage-backed securities of $7.7 million was the result of a net decrease of $7.6 million in mortgage-backed securities available for sale resulting from the Bank swapping $5.4 million in loans with the Federal Home Loan Mortgage Corporation ("FHLMC") for mortgage-backed securities and the sale and repayment of $12.8 million and $0.2 million in mortgage-backed securities available for sale, respectively, along with the repayment of $0.1 million in mortgage-backed securities held to maturity.

The decrease in office properties and equipment of $0.6 million was the result of the sale and leaseback of one of our branch offices. The increase in Federal Home Loan Bank of Cincinnati stock of $0.6 million is the result of the purchase of $0.5 million and dividend payments received of
$0.1 million.   The increase in prepaid expenses and other assets of
$0.6 million is the result of a reduction in the credit balance for Federal Reserve Bank adjustments on NOW accounts.

During the nine months ended March 31, 1997, management decided to utilize attractive borrowing rates from the Federal Home Loan Bank of Cincinnati ("FHLB") and match market savings rates on maturing deposits. This strategy resulted in an increase in FHLB advances and savings deposits of $21.5 million and $2.5 million, respectively.

The increase in savings deposits and FHLB advances of $24.0 million along with the reduction in cash and cash equivalents of $8.9 million and mortgage-backed securities of $7.7 million were used to fund the increase of $40.6 million in loans receivable.


RESULTS OF OPERATION

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATION CONTINUED

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

THREE MONTHS ENDED MARCH 31, 1997,
COMPARED TO THREE MONTHS ENDED
MARCH 31, 1996.

The Company's net income for the three months ended March 31, 1997 was $1,221,900. This represents a 31.0% increase when compared with the prior year comparable period.

Net interest income for the three months ended March 31, 1997 increased by $640,100 or 21.6%, as compared to the prior year comparable period, primarily due to an increase of $962,900 or 14.2% in interest income that resulted from an increase of $45.5 million in the average balance of the loan and mortgage-backed securities portfolios. This was partially offset by a decrease in the average balance of the investment portfolio of $2.5 million and a 2 basis point increase in interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $40.1 million from the prior year comparable period. This increased balance, offset by an 18 basis point decrease in the average cost of funds for the current period, resulted in an overall increase in interest expense of $322,800 or 8.5%. The Company's net interest income increased due to an increase of 20 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period, along with balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended March 31, 1997 and 1996, provision's for loan losses of $107,000 and $23,000, respectively, were recorded. Provisions are based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. During the three months ended March 31, 1997 and 1996, management increased its unallocated reserves for loan losses, based primarily on growth of the loan portfolio, along with prevailing

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATION CONTINUED

economic conditions and other factors deemed relevant. At March 31, 1997, the allowance for loan losses was $2.6 million, which represented 61.1% of nonperforming loans and 0.8% of net loans.

For the three months ended March 31, 1997, noninterest income increased $82,200 or 21.5% from the prior year comparable period. This was primarily attributable to an increase of $44,000 or 16.3% in income from mortgage-banking activities that resulted from an increase in gains on the sale of loans available for sale and mortgage-backed securities available for sale of $63,500 from the prior year comparable period, along with a decrease in net servicing income of $19,500 in the current period attributable to the amortization of the servicing asset resulting from the application of FASB 122, Accounting for Mortgage Servicing Rights and amended by FASB 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Loan and other fees increased by $20,500 or 21.9% from the prior year comparable period primarily due to increases in NOW account fee income. Other noninterest income, net, increased by $17,700 or 95.9% from the previous year's comparable period primarily due to a gain recognized on the sale of real estate in the current period.

Noninterest expense for the three months ended March 31, 1997 increased by $169,200 or 8.8% from the prior year comparable period. This was primarily the result of a $148,900 or 15.3% increase in compensation and benefits attributable to increased staffing, employee 401K benefits, incentive bonuses paid, and salary and wage adjustments. In addition, a $54,600 or 15.3% increase in office occupancy was primarily attributable to the costs associated with the sale and leaseback of one of our branch office locations.

The federal income tax provision for the three month period ended March 31, 1997 increased to an effective rate of 34.3% for the current period from an effective rate of 32.9% for the prior year comparable period. This increase is due to the absence of tax statutory bad debt deductions in the current year versus the prior year comparable period.

NINE MONTHS ENDED MARCH 31, 1997,
COMPARED TO NINE MONTHS ENDED
MARCH 31, 1996.

The Company's net income for the nine months ended March 31, 1997 was $2,392,200. This represents an 8.1% decrease when compared

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATION CONTINUED



with the prior year comparable period. The decrease for the period is due to a one-time charge of approximately $1,708,000 or $1,127,000 after tax, representing a special assessment of 65.7 basis points on the Bank's deposits held as of March 31, 1995, as a result of the recently enacted legislation to recapitalize the Savings Association Insurance Fund. The Company's operating income excluding this assessment for the nine-month period ended March 31, 1997 was $3,519,200. This represents a 35.2% increase when compared with the prior year comparable period.

Net interest income for the nine months ended March 31, 1997 increased by $2,049,500 or 23.7%, primarily due to an increase of $2,387,500 or 11.6% in interest income that resulted from an increase of $47.3 million in the average balance of the loan and mortgage-backed securities portfolios. This was partially offset by a decrease in the average balance of the investment portfolio of $16.1 million and resulted in a 12 basis point increase in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $27.8 million from the prior year comparable period. This increased balance offset by a 30 basis point decrease in the average cost of funds for the current period resulted in an overall increase in interest expense of $338,000 or 2.8%. In addition to an increase of 42 basis points in the Bank's interest-rate spread during the current period, as compared to the prior year comparable period, the Bank's net interest income increased due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the nine months ended March 31, 1997, a provision for loan losses of $107,000 was recorded, while a provision of $417,000 was recorded in the nine months ended March 31, 1996. Provisions are based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. During the nine months ended March 31, 1997 and 1996, management increased its unallocated reserves for loan losses based primarily on growth of the loan portfolio, along with prevailing economic conditions and other factors deemed relevant. At
March 31, 1997, the allowance for loan losses was $2.6 million, which represented 61.1% of nonperforming loans and 0.8% of net loans.

For the nine months ended March 31, 1997 noninterest income decreased $293,200 or 22.8% from the prior year comparable period. This was primarily attributable to a decrease of $250,700 or 33.3% in income from mortgage-banking activities that resulted from a decline in gains on the sale of loans available for sale and mortgage-backed securities available for sale of

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATIONS CONTINUED

$148,700 from the prior year comparable period, along with a decrease in net servicing income of $102,000 in the current period attributable to the amortization of the servicing asset resulting from the application of FASB 122, Accounting for Mortgage Servicing Rights and amended by FASB 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Other noninterest income, net, decreased by $80,600 or 37.4% from the previous year's comparable period, primarily due to net gains realized on the sale of investment securities available for sale during the prior period.

Noninterest expense for the nine months ended March 31, 1997 increased by $2.2 million or 38.8% from the prior year comparable period. This was primarily the result of the previously noted federal deposit insurance special assessment of $1,708,000. In addition, a $407,200 or 14.1% increase in compensation and benefits was attributable to increased staffing, employee 401K benefits, incentive bonuses paid, and salary and wage adjustments. A $132,400 or 12.4% increase in office occupancy was primarily attributable to the costs associated with the sale and leaseback of one of our branch offices.

The federal income tax provision for the nine-month period ended March 31, 1997 increased to an effective rate of 34.4% for the current period from an effective rate of 31.4% for the prior year comparable period. This increase is due to the absence of tax statutory bad debt deductions in the current year versus the prior year comparable period.


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 5% of the sum of net withdrawable savings and borrowings due within one year. The Bank's liquidity at March 31, 1997 was 8.0%. Management believes the Bank has sufficient liquidity to meet its operational needs.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a) PVF did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PVF CAPITAL CORP.
                                             ------------------
                                                (Registrant)


Date:  May 9, 1997                            /s/ C. Keith Swaney
      ------------                           -----------------------------
                                             C. Keith Swaney
                                             Vice President and Treasurer