Form 10-K
period 1997-06-30
PVF CAPITAL CORP
filed 1997-09-15
CIK 928592

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                        ---------------
                           FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended June 30, 1997

/ / TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------    --------------

                        COMMISSION FILE NUMBER 0-24948
                              PVF CAPITAL CORP.
            ----------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     OHIO                                 34-1659805
         ----------------------------                  -------------------
         (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

      25350 ROCKSIDE ROAD, BEDFORD HTS., OHIO                 44146
      ----------------------------------------           ----------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (216) 991-9600

Securities registered pursuant to Section 12(b) of the Act:  None
  Securities registered pursuant to Section 12(g) of the Act:

            COMMON STOCK (PAR VALUE $.01 PER SHARE)
            ---------------------------------------
                         Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's voting stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") System Small-Cap Market under the symbol "PVFC." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq System on September 5, 1997, was $42,333,131. For purposes of this calculation, it is assumed that directors, executive officers and 5% stockholders of the registrant are affiliates. As of September 5, 1997, the registrant had 2,590,155 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997. (Parts I, II and IV)

 2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                             PART I

ITEM 1.  BUSINESS

GENERAL

     PVF Capital Corp. ("PVF" or the "Company") announced the reorganization of Park View Federal Savings Bank ("Park View Federal" or the "Bank") into the holding company structure of ownership effective October 31, 1994. On that date, Park View Federal became a wholly owned subsidiary of PVF Capital Corp., and all issued and outstanding shares of common stock of the Bank were converted on a three-for-two basis into shares of common stock of PVF Capital Corp. PVF owns and operates Park View Federal Savings Bank and PVF Service Corporation ("PVFSC"), a real estate subsidiary, purchased by PVF from the Bank during fiscal 1995. Park View Federal is a federal stock savings bank operating through nine offices located in Cleveland and surrounding communities. Park View Federal has operated continuously for 77 years, having been founded as an Ohio chartered savings and loan association in 1920. Its deposits became federally insured in 1936. The Bank became federally chartered in 1950. On December 30, 1992, the Bank completed its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings bank (the "Conversion"), at which time it adopted its present name, Park View Federal. PVFSC was purchased by PVF to improve the Bank's regulatory capital ratio's and for the purpose of conducting real estate activities at the holding company level. PVF Capital Corp's main office is located at 2618 N. Moreland Boulevard, Cleveland, Ohio 44120 and its telephone number is (216) 991-9600.

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

     The Bank derives its income principally from interest earned on loans and, to a lesser extent, loan servicing and other fees, gains on the sale of loans and mortgage-backed securities and interest earned on investments. The Bank's principal expenses are interest expense on deposits and borrowings and non-interest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, repayments of outstanding loans, sales of loans and mortgage-backed securities and operating revenues. The business of PVF consists primarily of the business of the Bank.

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

MARKET AREA

     The Bank conducts its business through nine offices located in Cuyahoga, Summit, Lake and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. At June 30, 1997, over 98% of the Bank's net loan portfolio and over 98% of the Bank's deposits were in the Bank's market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, and Summit Counties, where demographic growth has been stronger.

     The economy in the Cleveland area historically has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of service, financial and wholesale and retail trade industries.


LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION

     The Bank's net loan portfolio, including mortgage-backed securities, totalled $342.6 million at June 30, 1997, representing 91.8% of total assets at such date. It is the Bank's policy to concentrate its lending in its market area. Single-family residential loans comprise the largest group of loans, amounting to $128.9 million, or 37.6% of the net loan portfolio at June 30, 1997. In addition, at June 30, 1997, construction loans totalled $82.6 million, or 24.1% of the net loan portfolio. At June 30, 1997, loans for the purchase of commercial real estate amounted to $84.9 million, or 24.8% of the net loan portfolio, at such date. The Bank also had $31.1 million of multi-family residential real estate loans and $32.0 million of land loans, most of the latter consisting of loans to acquire land on which the borrowers intended to construct single-family residences. The Bank also had $16.9 million outstanding in Home Equity Line of Credit loans. The remainder of the loan portfolio at June 30, 1997 consisted of $3.6 million in consumer loans, which included $191,000 in mobile home loans, $615,000 in loans secured by savings deposits, $34,000 in property improvement loans and $2.8 of other consumer loans, which consist primarily of lines of credit and demand loans. In addition, mortgage-backed securities totaled $0.5 million at June 30, 1997.

     Set forth below is certain data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated. As of June 30, 1997, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                          AT JUNE 30,
                                -------------------------------------------------------------------------------------------------
                                       1997               1996                1995                1994                1993
                                ------------------  -----------------   -----------------   ----------------    -----------------
                                 AMOUNT    PERCENT   AMOUNT   PERCENT   AMOUNT    PERCENT   AMOUNT   PERCENT    AMOUNT    PERCENT
                                --------   -------  --------  -------   -------   -------   -------  -------    -------   -------
                                                                   (DOLLARS IN THOUSANDS)
Real estate loans:
  Single-family residential(1).  $128,908    37.62%  $109,687   36.84%  $ 98,203    38.56%  $ 79,901   37.93%   $ 79,031    48.08%
  Multi-family residential.....    31,090     9.07%    30,607   10.28%    39,531    15.52%    33,706   16.00%     16,647    10.13%
  Commercial...................    84,940    24.79%    72,543   24.36%    57,498    22.58%    53,347   25.33%     38,233    23.26%
  Home equity LOC..............    16,941     4.94%     8,749    2.94%     3,314     1.30%         0    0.00%          0     0.00%
  Construction.................    82,611    24.11%    76,725   25.77%    61,653    24.21%    53,774   25.53%     31,701    19.29%
  Land.........................    32,045     9.35%    30,686   10.31%    18,318     7.19%    16,488    7.83%     12,341     7.51%
Mortgage-backed
  securities held for sale, net         0     0.00%     7,963    2.67%       989     0.39%         0    0.00%      3,006     1.83%
Mortgage-backed securities
  held to maturity.............       505     0.15%       629    0.21%     2,747     1.08%         0    0.00%          0     0.00%
Consumer loans:                                            43
  Property improvement.........        34     0.01%              0.01%        76     0.03%       103    0.05%        176     0.11%
  Passbook loans...............       615     0.18%       742    0.25%       999     0.39%       842    0.40%        666     0.41%
  Mobile home..................       191     0.06%       328    0.11%       519     0.20%       833    0.40%      1,386     0.84%
  Other........................     2,756     0.80%     1,244    0.42%       701     0.28%       486    0.23%        433     0.26%
                                 --------            --------           --------             -------             -------
                                  380,636   111.08%   339,946  114.16%   284,548   111.72%   239,480  113.70%    183,620   117.71%
                                 --------   -------  --------  -------   -------   -------   -------  -------    -------   -------

Less:
  Accrued interest receivable..     2,097     0.61%     1,709    0.57%     1,589     0.62%     1,083    0.51%        950     0.58%
  Deferred loan fees...........    (1,733)   -0.51%    (2,098)  -0.70%    (1,811)   -0.71%    (1,583)  -0.75%       (942)   -0.57%
  Unearned discount............       (48)   -0.01%      (165)  -0.06%      (336)   -0.13%      (347)  -0.16%       (272)   -0.17%
  Undisbursed discount FHLMC MBS        0     0.00%      (158)  -0.05%        (2)    0.00%         0   -0.00%          0     0.00%
  Unrealized loss FHLMC MBS....         0     0.00%      (234)  -0.08%         0     0.00%         0   -0.00%          0     0.00%
  Undisbursed portion
    of loan proceeds...........   (35,653)  -10.41%   (38,649)  12.98%   (26,891)  -10.56%   (25,058) -11.90%    (16,244)   -9.88%
  Market valuation reserve.....         0     0.00%       (13)  -0.00%         0     0.00%      (871)  -0.41%          0     0.00%
  Allowance for possible
    loan losses................    (2,675)   -0.76%    (2,565)  -0.86%    (2,402)   -0.94%    (2,075)  -0.99%     (2,738)   -1.67%
                                 --------            --------           --------             -------             -------
    Total other items..........   (38,012)  -11.08%   (42,173)  14.16%   (29,853)  -11.72%   (28,851) -13.70%    (19,246)  -11.71%
                                 --------            --------           --------             -------             -------
  Total loans and
    mortgage-backed securities.  $342,624   100.00%  $297,773  100.00%  $254,695   100.00%  $210,629  100.00%   $164,374   100.00%
                                 --------   -------  --------  -------   -------   -------   -------  -------    -------   -------
                                 --------   -------  --------  -------   -------   -------   -------  -------    -------   -------

-------------------------
(1) Includes loans held for sale in the amounts of $0.7 million, $11.2 million, $4.5 million, $4.0 million, and $4.9 million at June 30, 1997, 1996, 1995,
     1994 and 1993 respectively.

     The following table presents at June 30, 1997 the amounts of loan principal repayments scheduled to be received by the Bank during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                 DUE DURING     DUE ONE      DUE THREE     DUE FIVE      DUE 10
                                  THE YEAR   THROUGH THREE  THROUGH FIVE  THROUGH 10    THROUGH 20   DUE 20 YEARS
                                   ENDING     YEARS AFTER   YEARS AFTER   YEARS AFTER  YEARS AFTER  OR MORE AFTER
                                  JUNE 30,      JUNE 30,      JUNE 30,     JUNE 30,      JUNE 30,      JUNE 30,
                                    1998          1997          1997         1997         1997          1997
                                ----------  -------------  ------------  -----------  -----------  -------------
                                                             (IN THOUSANDS)
Real estate mortgage loans.....   $174,189      $86,348       $52,907       $12,234       $8,041       $4,797

Consumer loans.................      3,295            7            78           159           57            0
                                  --------      -------       -------       -------       ------       ------
    Total                         $177,484      $86,355       $52,985       $12,393       $8,098       $4,797
                                  --------      -------       -------       -------       ------       ------
                                  --------      -------       -------       -------       ------       ------

     The following table apportions the dollar amount of the loans due or repricing after June 30, 1998 between those with predetermined interest rates and those with adjustable interest rates.

                                                      Floating or
                             Predetermined Rates    Adjustable Rates     Total
                             -------------------    ----------------     -----
                                                (In thousands)
Real estate mortgage loans...      $21,820              $142,507      $164,327
Consumer loans...............          301                     0           301
                                   -------              --------      --------
    Total....................      $22,121              $142,507      $164,628
                                   -------              --------      --------
                                   -------              --------      --------

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

     The following table shows total loan origination and sale activity during the periods indicated.

                                            Year Ended June 30,
                                        ----------------------------
                                         1997       1996      1995
                                         ----       ----      ----
                                              (In thousands)
Loans originated:
  Real estate:
    Residential and commercial (1)..... $ 81,707  $ 44,944  $ 40,030
    Construction.......................   88,936    90,899    72,752
    Land...............................   18,818    19,038    11,761
  Passbook loans.......................      435       410       747
  Other................................      467      1157       367
                                        --------  --------  --------
    Total loans originated............. $190,363  $156,448  $125,657
                                        --------  --------  --------
                                        --------  --------  --------
Loans refinanced....................... $ 16,193  $ 20,533  $ 17,043
                                        --------  --------  --------
                                        --------  --------  --------
Loans and mortgage-backed
  securities sold...................... $ 58,618  $ 48,435  $ 36,251
                                        --------  --------  --------
                                        --------  --------  --------

---------------------
(1)  Includes single-family and multi-family residential and commercial loans.

LOAN UNDERWRITING POLICIES

     The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are generally performed by an internal staff appraiser and by independent outside appraisers approved by the Bank's Board of Directors. The Bank's Loan Underwriter has authority to approve all fixed-rate single-family residential mortgage loans which meet FHLMC and FNMA underwriting guidelines and those adjustable-rate single-family residential mortgage loans which meet the Bank's underwriting standards and are in amounts of less than $400,000. The Board of Directors has established a Loan Committee comprised of the Chairman of the Board, President, Senior Vice President, other management and an outside director of the Bank. This committee reviews all loans approved by the underwriter and has the authority to approve adjustable rate single-family residential loans up to $400,000 and construction and commercial real estate loans up to $500,000. All loans in excess of the above amounts must be approved by the Board of Directors. All loans secured by savings deposits can be approved by lending officers based in the Bank's branch offices.

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

     The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. The Bank will make a single-family residential mortgage loan with up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on multi-family and commercial real estate mortgages to 75%.

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

     RESIDENTIAL REAL ESTATE LENDING. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. The Bank currently originates fixed-rate, residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that adjust after five or seven years to a rate which is 0.5% above the FHLMC 60 day delivery rate, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 1997, $128.9 million, or 37.6%, of the Bank's net loan and mortgage-backed securities portfolio consisted of single-family, conventional mortgage loans, of which approximately $114.7 million, or 89.0%, carried adjustable interest rates. Included in this amount are $3.5 million in second mortgage loans. Such loans are for terms of up to fifteen years and adjust annually to a rate which is 3.75% above the treasury rate. Any such loans having fixed rates are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.

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

     COMMERCIAL AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LENDING. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank's multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three years based upon changes in the Treasury Rate, plus a negotiated margin of between 3.0% and 3.5%. Commercial and multi-family residential real estate loans amounted to $116.0 million, or 33.9%, of the total loan and mortgage-backed securities portfolio at June 30, 1997.

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

     CONSTRUCTION LOANS. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered only on an adjustable rate basis. Interest rates on residential construction loans made to the eventual occupant are set at the prime rate plus 2%, and are fixed for the construction term. Interest rates on residential construction loans to builders are set at the prime rate plus 2%, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 18 months. Advances are generally paid directly to subcontractor's and suppliers and are made on a percentage of completion basis. At June 30, 1997, $82.6 million or 24.1%, of the Bank's total loan and mortgage-backed securities portfolio consisted of construction loans, virtually all of which were secured by single-family residences.

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

     Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well-known to the Bank, and it obtains the financial statements and personal guarantees of such builders and developers. The Bank also requires feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to the lesser of 80% of the estimated gross sell out value or 100% of the discounted value. If land is being acquired, the amount of the loan to be used for such purposes is limited to 75% of the cost of the land. All of these loans originated are within the Bank's market area. The Bank had $32.0 million, or 9.4% of its net loan and mortgage-backed securities portfolio, in land loans at June 30, 1997.

     HOME EQUITY LINE OF CREDIT LOANS. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5 year review and renewal option followed by a balloon payment. The rate adjusts monthly to a rate ranging from the prime lending rate to prime plus 0.5%. At June 30, 1997, the Bank had $16.9 million in home equity lines of credit, which amounted to 4.9% of its net loan portfolio.

MORTGAGE BANKING ACTIVITY

     In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 1997, the Bank reported net loan servicing fee income of $412,245, and was servicing $195.3 million of loans for others. The reduction in net servicing income is due primarily to the Bank's adoption of FASB 125 whereby servicing rights are capitalized and amortized on a level yield basis over the projected life of the underlying loans. See note 5 of notes to Consolidated Financial Statements. The Bank has been able to keep delinquencies on loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate, single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.

     On August 18, 1995, the Bank sold $146.0 million in FHLMC servicing to PVF
and recognized no gain due to the transaction being an intercompany sale.   PVF
then entered into an agreement with the Bank to service the underlying loans for $8.00 per loan monthly. PVF borrowed $1.2 million to finance the purchase of this servicing. The servicing income from these loans will provide sufficient funds to pay both the servicing fee to the Bank and finance the debt incurred for the purchase of the servicing. At June 30, 1997 the Bank was servicing $107.8 million in FHLMC loans for PVF.

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

     At June 30, 1997 and June 30, 1996, the Bank had $710,000 and $11,204,000 of fixed rate single family mortgage loans available for sale. In connection with these activities the Bank establishes a mortgage banking reserve for market valuation losses. See Note 5 of Notes to Consolidated Financial Statements.

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

     The following table sets forth information with respect to the Bank's non-performing loans and other problem assets at the dates indicated. During the periods shown, the Bank had no material restructured loans within the meaning of SFAS No. 15 as amended by SFAS No. 114.

                                                                     At June 30,
                                                ---------------------------------------------------
                                                  1997       1996       1995       1994       1993
                                                -------     ------     ------     ------     ------
                                                              (Dollars in thousands)
Non-accruing loans (1):
Real estate...................................   $4,097     $2,272     $3,497     $3,274     $1,846
  Consumer loans..............................       40         80        109        151        280
                                                 ------     ------     ------     ------     ------
    Total.....................................   $4,137     $2,352     $3,606     $3,425     $2,126
                                                 ------     ------     ------     ------     ------
                                                 ------     ------     ------     ------     ------
Accruing loans which are
  contractually past due 90
  days or more:
    Real estate...............................   $  476     $   95     $1,028     $  891     $  688
                                                 ------     ------     ------     ------     ------
      Total...................................   $  476     $   95     $1,028     $  891     $  688
                                                 ------     ------     ------     ------     ------
                                                 ------     ------     ------     ------     ------
    Total nonaccrual and 90 days
      past due loans..........................   $4,613     $2,447     $4,634     $4,316      $2,814
                                                 ------     ------     ------     ------     ------
                                                 ------     ------     ------     ------     ------
Ratio of non-performing loans to total loans
  and mortgage-backed securities..............     1.35%      0.82%      1.81%      2.05%       1.71%
                                                 ------     ------     ------     ------     ------
                                                 ------     ------     ------     ------     ------
Other non-performing assets (2)...............        0         53     $    0     $   20      $  521
                                                 ------     ------     ------     ------     ------
                                                 ------     ------     ------     ------     ------
Total non-performing assets...................   $4,613     $2,500     $4,634     $4,336      $3,335
                                                 ------     ------     ------     ------     ------
                                                 ------     ------     ------     ------     ------
Total non-performing assets to
  total assets................................     1.24%      0.75%      1.47%      1.82%       1.73%
                                                 ------     ------     ------     ------     ------
                                                 ------     ------     ------     ------     ------

-------------------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. A policy change to non-accruing loans effective with the fiscal year ending June 30, 1994 provided for the non-accrual of all loans classified as substandard, doubtful, or loss and all loans greater than 90-days past due with a loan-to-value ratio greater than 65%. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.
(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

     It is the Bank's policy to classify as non-accruing any loan where less than the full required interest payment is made and to not record into income such partial interest payments. During the year ended June 30, 1997, gross interest income of $310,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the period. At June 30, 1997, the Bank had no restructured loans.

     At June 30, 1997, non-accruing loans consisted of 41 loans totalling $4.1 million, and included 6 land loans in the amount of $1.7 million, 9 construction loans in the amount of $1.5 million, 21 conventional mortgage loans aggregating $0.9 million and 5 consumer loans aggregating $40,000. All non-accruing consumer loans at June 30, 1997 were mobile home loans. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 1997, the Bank had no real estate owned properties.

     ASSET CLASSIFICATION AND ALLOWANCE FOR LOAN LOSSES. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." The Bank has established an Asset Classification Committee, which is comprised of the Chairman of the Board, the Chief Financial Officer and senior employees of the Bank. The Asset Classification Committee meets quarterly to review the Bank's loan portfolio and determine which loans should be placed on a "watch-list" of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. At June 30, 1997, total non-accrual and 90 days past due loans and other non-performing assets were $4.6 million, of which amount approximately $3.9 million were classified as follows: $3.85 million were classified as substandard; $46,000 were classified as loss. In addition, the Bank has determined that at June 30, 1997, it had $3.85 million in assets classified as substandard, $46,000 of assets classified as loss and $918,000 of assets designated as special mention. Special mention loans consisted of one performing construction loan. For additional information, see " -- Non-Performing Loans and Other Problem Assets" and Note 4 of Notes to Consolidated Financial Statements.

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

     The following table summarizes the activity in the allowance for loan losses for the periods indicated.

                                                       Year Ended June 30,
                                       -------------------------------------------------
                                        1997       1996       1995      1994       1993
                                       -------    -------    ------    ------    ------
                                                         (In thousands)
Balance at beginning of year........... $2,565    $2,402     $2,075    $2,738     $2,949
                                        ------    ------     ------    ------     ------
Charge-offs:
  Mortgage loans.......................    174       241         77       140        334
  Consumer loans (1)...................     24        24         18        23         70
                                        ------    ------     ------    ------     ------
    Total charge-offs..................    198       265         95       163        404
                                        ------    ------     ------    ------     ------

Recoveries:
  Mortgage loans.......................    117         5          4         0          0
  Consumer loans (1)...................      4         6          2         0         25
                                        ------    ------     ------    ------     ------
    Total recoveries...................    121        11          6         0         25
                                        ------    ------     ------    ------     ------

Net charge-offs........................     77       254         89       163        379
                                        ------    ------     ------    ------     ------

Transfer to mortgage banking reserve...      0         0          0       500          0

Provision charged to income............    187       417        416         0        168
                                        ------    ------     ------    ------     ------

Balance at end of year................. $2,675    $2,565     $2,402    $2,075     $2,738
                                        ------    ------     ------    ------     ------
                                        ------    ------     ------    ------     ------

Ratio of net charge-offs during
  the year to average loans
  outstanding during the year..........    0.0%      0.0%       0.0%      0.1%       0.2%
                                        ------    ------     ------    ------     ------
                                        ------    ------     ------    ------     ------

-------------------------
(1)  Consists primarily of mobile home loans.

          The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.





                                                                     At June 30,
                                   1997                    1996                       1995                   1994
                           ---------------------    ---------------------  ----------------------   ---------------------
                                  % of Loans in              % of Loans in            % of Loans in            % of Loans in
                                   Category to               Category to              Category to              Category to
                                   Total Net Loans           Total Net Loans          Total Net Loans          Total Net Loans
                           Amount  Outstanding       Amount  Outstanding      Amount  Outstanding      Amount  Outstanding
                           ------  ---------------   ------  ---------------  ------  ---------------  ------  ---------------
                                                                 (Dollars in Thousands)
Mortgage Loans:
 Single-family. . . . .   $  899      56.19%         $  977      53.49%       $  857      54.27%       $  743       50.34%
 Multi-family . . . . .      291       9.00%            163      10.51%          295      15.36%          188       15.91%
 Commercial . . . . . .      990      24.54%            968      24.71%          940      22.42%          636       25.03%
 Land . . . . . . . . .      361       9.26%            210      10.52%          154       7.11%          168        7.75%
 Unallocated. . . . . .        0       0.00%            123       0.00%            0       0.00%          109        0.00%
                          ------                     ------                   ------     -------       ------
  Total mortgage loans.   $2,541      98.99%         $2,441      99.23%       $2,246      99.16%       $1,844       99.03%
                          ------      ------         ------      ------       ------     -------       ------       ------
                          ------      ------         ------      ------       ------     -------       ------       ------
Consumer loans (1). . .      134       1.01%            124       0.77%          156       0.84%          231        0.97%
 Total allowance for      ------                     ------     -------       ------     -------       ------       ------
  loan losses . . . . .   $2,675     100.00%         $2,565     100.00%       $2,402     100.00%       $2,075      100.00%
                          ------      ------         ------      ------       ------     -------       ------       ------
                          ------      ------         ------      ------       ------     -------       ------       ------

                                  1993
                         ------------------------
                                   % of Loans in
                                   Category to
                                   Total Net Loans
                          Amount   Outstanding
                          ------   -------------


Mortgage Loans:
 Single-family. . . . .   $  137      58.47%
 Multi-family . . . . .      363       9.91%
 Commercial . . . . . .      619      22.90%
 Land . . . . . . . . .       27       7.49%
 Unallocated. . . . . .      959       0.00%
                          ------
  Total mortgage loans.   $2,105      98.77%
                          ------      ------
                          ------      ------
Consumer loans (1). . .      633       1.23%
 Total allowance for      ------     -------
  loan losses . . . . .   $2,738     100.00%
                          ------      ------
                          ------      ------
---------------
(1)  Consists of property improvement loans and mobile home loans.


INVESTMENT ACTIVITIES

     Park View Federal is required under federal regulations to maintain a minimum amount of liquid assets, which can be invested in specified short-term securities, and is also permitted to make certain other investments. See "Regulation -- Liquidity Requirements". Park View Federal maintains a liquidity portfolio well in excess of the amount required to satisfy regulatory requirements. The Bank's liquidity ratio of 8.6% at June 30, 1997 exceeded the 5% regulatory requirement. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

     Park View Federal's investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers' acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal's investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 1997, Park View Federal had investments in agency notes, federal funds sold, FHLB of Cincinnati stock and interest-bearing deposits in other financial institutions.

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

     The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments and FHLB of Cincinnati stock at the dates indicated. At June 30, 1997, the market values of the Bank's investment securities portfolio was $13.9 million.



                                                            At June 30,
                                                  ----------------------------
                                                  1997        1996       1995
                                                 ------      ------     ------
                                                          (in Thousands)
Investment securities:
  U.S. Government and agency securities. . .     $13,995    $14,094    $41,194
                                                 -------    -------    -------
      Total investment securities. . . . . .      13,995     14,094     41,194

Interest-bearing deposits. . . . . . . . . .         445        245        650
Federal funds sold . . . . . . . . . . . . .       1,375      6,875      5,325
FHLB of Cincinnati stock . . . . . . . . . .       2,762      1,880      1,756
                                                 -------    -------    -------
    Total investments. . . . . . . . . . . .     $18,577    $23,094    $48,925
                                                 -------    -------    -------
                                                 -------    -------    -------

      The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at June 30, 1997.


                                                                 AT JUNE 30, 1997
                     ---------------------------------------------------------------------------------------------------------
                          ONE YEAR         ONE TO FIVE         FIVE TO 10           MORE THAN
                          OR LESS             YEARS              YEARS              10 YEARS       TOTAL INVESTMENT SECURITIES
                     -----------------  -----------------  -----------------   -----------------   ---------------------------
                     CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING    MARKET   AVERAGE
                      VALUE     YIELD    VALUE     YIELD    VALUE     YIELD     VALUE     YIELD     VALUE      VALUE    YIELD
                     --------  -------  --------  -------  --------  -------   --------  -------   --------    ------   -------
                                                          (DOLLARS IN THOUSANDS)
U.S. Government and
 agency securities.. $5,000     7.04%    $8,995    6.39%     $0       0.00%     $    0     0.00%    $13,995   $13,899    6.62%
Deposits(1).........  1,820     5.44%         0    0.00%      0       0.00%          0     0.00%      1,820     1,820    5.44%
FHLB stock..........      0     0.00%         0    0.00%      0       0.00%      2,762     7.25%      2,762     2,762    7.25%
                     ------              ------              --                 ------              -------   -------
  Total............. $6,820     6.61%    $8,995    6.39%     $0       0.00%     $2,762     7.25%    $18,577   $18,481    6.60%
                     ------              ------              --                 ------              -------   -------
                     ------              ------              --                 ------              -------   -------


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

     The Bank's deposits have remained stable with moderate growth experienced during the fiscal year ended June 30, 1997. Deposit balances totalled $288.3 million, $271.0 million, and $272.3 million at the fiscal years ended June 30, 1997, 1996, and 1995 respectively.

     Deposits in the Bank as of June 30, 1997 were represented by the various programs described below.


Weighted
Average                                                                               Percentage
Interest      Minimum                                          Minimum    Balance in   of Total
 Rate          Term            Category                        Balance    Thousands    Deposits
--------      -------          --------                        -------    ----------  ---------
2.00%          None     NOW accounts                           $   50     $ 14,656       5.08%
2.75%          None     Passbook statement accounts                 5       31,586      10.96%
4.03%          None     Money market accounts                   1,000        5,308       1.84%
0.00%          None     Non-interest-earning demand accounts       50        5,620       1.95%
                                                                          --------     -------
                                                                          $ 57,170      19.83%
                                                                          --------     -------

                        Certificates of Deposit
                        -----------------------

5.55%                   3 months or less                          500       64,264      22.29%
5.75%                   3 - 6 months                              500       38,195      13.25%
5.88%                   6 - 12 months                             500       70,033      24.29%
6.44%                   1 - 3 years                               500       53,321      18.50%
6.17%                   More than three years                     500        5,287       1.84%
                                                                          --------     -------
5.90%                      Total certificates of deposit                  $231,100      80.17%
                                                                          --------     -------
5.22%                      Total deposits                                 $288,270     100.00%
                                                                          --------     -------
                                                                          --------     -------

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                At June 30, 1997                  At June 30, 1996             At June 30, 1995
                      --------------------------------   --------------------------------    -------------------
                                             Increase                           Increase
                                            (Decrease)                         (Decrease)
                                   % of     From Prior                % of     From Prior                 % of
                        Balance  Deposits     Year        Balance   Deposits      Year        Balance   Deposits
                      --------- ---------  -----------   ---------  --------  -----------    ---------  --------
                                                               (Dollars in thousands)

NOW checking (1). . .  $ 20,276     7.03%      $   220    $ 20,056     7.44%       $4,294     $ 15,762     5.79%
Super NOW checking
and money market. . .     5,308     1.84%           29       5,279     1.91%          125        5,153     1.89%
Passbook and regular
savings . . . . . . .    31,586    10.96%         (297)     31,883    11.76%          712       31,171    11.45%
Jumbo certificates. .    43,489    15.09%       11,566      31,923    11.78%       (1,728)      33,651    12.36%
Other certificates. .   150,985    52.38%        4,945     146,040    53.88%       (5,011)     151,051    55.47%
Keogh accounts. . . .     1,998     0.69%         (263)      2,261     0.83%           41        2,220     0.82%
IRA accounts. . . . .    34,628    12.01%        1,025      33,603    12.40%          321       33,282    12.22%
                      --------- ---------  -----------   ---------  --------  -----------    ---------  --------
    Total              $288,270   100.00%      $17,225    $271,045   100.00%      ($1,245)    $272,290   100.00%
                      --------- ---------  -----------   ---------  --------  -----------    ---------  --------
                      --------- ---------  -----------   ---------  --------  -----------    ---------  --------
_____________
(1)  Includes non-interest-bearing demand accounts.



     The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.



                                                     For the Year Ended June 30,
                    ----------------------------------------------------------------------------------------------
                                1997                              1996                           1995
                    -----------------------------   ----------------------------   -------------------------------
                     Interest-                       Interest-                      Interest-
                      Bearing                         Bearing                        Bearing
                      Demand   Savings     Time       Demand   Savings     Time       Demand     Savings    Time
                     Deposits  Deposits  Deposits    Deposits  Deposits  Deposits    Deposits   Deposits  Deposits
                    --------- --------- ---------   --------- --------- ---------   ---------  --------- ---------
                                                       (Dollars in Thousands)
Average balance. . .  $19,631   $31,549  $218,301     $17,703   $31,399  $221,872     $16,469    $32,775  $182,740
Average rate paid. .    2.70%     2.75%     5.75%       2.34%     2.76%     6.13%       2.20%      2.78%     5.57%

                                     17

     The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                      At June 30,
                             ----------------------------------
      Rate                      1997         1996        1995
----------------             --------     ---------    --------
                                         (In thousands)
 2.50% -  3.99% . . . . . .  $    457      $      7    $      0
 4.00% -  5.99% . . . . . .   131,966       147,934      68,400
 6.00% -  7.99% . . . . . .    98,500        65,721     149,960
 8.00% -  9.99% . . . . . .       177           165       1,497
10.00% - 11.99% . . . . . .         0             0         349
                            ---------     ---------   ---------
                             $231,100      $213,827    $220,206
                            ---------     ---------   ---------
                            ---------     ---------   ---------

     The following table sets forth the amount and maturities of time deposits in specified weighted average interest rate categories at June 30, 1997.

                                            Amount Due
                     --------------------------------------------------------
                     One Year                                 After
     Rate             or Less    1-2 Years    2-3 Years     3 Years    Total
 --------------     ---------    ---------   ----------     -------  --------
                                          (In thousands)

2.50% -  3.99%. . .  $      6      $   450      $     0      $    0  $    456
4.00% -  5.99%. . .   118,179        9,631        1,488       2,669   131,967
6.00% -  7.99%. . .    54,300       22,511       19,240       2,449    98,500
8.00% -  9.99%. . .         7            0            0         170       177
                     $172,492      $32,592      $20,728      $5,288  $231,100
                    ---------    ---------   ----------     -------  --------
                    ---------    ---------   ----------     -------  --------

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

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997.

                                           Certificates
   Maturity Period                          of Deposit
  -----------------------                ---------------
                                          (In thousands)

   Three months or less. . . . . . . . . . .  $13,558
   Three through six months. . . . . . . . .   10,610
   Six through 12 months . . . . . . . . . .   14,671
   Over 12 months. . . . . . . . . . . . . .   10,068
                                             ----------
               Total . . . . . . . . . . . .  $48,907
                                             ----------
                                             ----------

     The following table sets forth the Bank's deposit activities for the periods indicated.



                                             YEAR ENDED JUNE 30,
                                 -------------------------------------------
                                 1997              1996             1995
                                 ------           ------           -------
                                              (In thousands)

Deposits ......................   $58,607          $ 50,688         $100,324
Withdrawals....................    50,993            62,229           33,261
                                  -------          --------         --------
  Net increase (decrease)
    before interest credited...     7,614           (11,541)          67,063
Interest credited..............     9,611            10,296            8,186
                                  -------          ---------        --------
  Net increase (decrease) in
    Savings deposits...........   $17,225          $ (1,245)        $ 75,249
                                  -------          ---------        --------
                                  -------          ---------        --------


     BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities.
The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the Federal Home Loan Bank of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $30 million and $40 million respectively, that were drawn upon in the amounts of $0 and $26 million respectively, at June 30, 1997. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.

     The following table sets forth certain information regarding the Bank's advances from the FHLB of Cincinnati for the periods indicated:


                                                YEAR ENDED JUNE 30,
                                    ------------------------------------------
                                      1997              1996            1995
                                    -------            ------          ------
                                              (Dollars in thousands)

Maximum amount outstanding at any
  month end........................   $54,412          $27,482         $29,000

Approximate average outstanding
  balance..........................    41,083           10,623          16,870

Approximate weighted average rate
  paid (1).........................     5.78%            5.13%           4.39%

_______________________________
(1)  Computed from average monthly balances.

     The weighted average rates outstanding on FHLB advances was 5.83%, 5.46% and 4.15% at June 30, 1997, 1996 and 1995, respectively.

     At the years ended June 30, 1997, 1996, and 1995, PVFSC had one loan outstanding for $1.7 million, $1.7 million and $1.8 million, respectively, collateralized by real estate and guaranteed by PVF. At the years ended June 30, 1997 and 1996 PVF had one loan outstanding for $0.6 million and $1.0 million, respectively, collateralized by mortgage servicing rights. See Note 9 of Notes to Consolidated Financial Statement.

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

     As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1997, Park View Federal was authorized to invest up to approximately $11.2 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

     PVF has two subsidiaries, Park View Federal and PVFSC, which is engaged in the activities of land acquisition and development. At June 30, 1997, PVFSC had an investment in two properties aggregating $910,000, described below. In addition PVF has three non-active subsidiaries, PVF Community Development Corp., PVF Mortgage Corp., and Mid Pines Land Company, which have been chartered for future activity.

     MID PINES. Mid-Pines consists of two adjacent parcels of land aggregating 257 acres in Solon, Ohio. In 1983, PVFSC acquired a 150 acre parcel from the Bank, which property the Bank acquired in foreclosure. The 150 acre parcel included 85 acres of vacant land and a 65 acre golf course. PVFSC acquired the additional 107 acre parcel of land in 1985 for $150,000. PVFSC acquired the properties as an investment. Mid-Pines was appraised in 1994 at a value of $2.5 million. Mid Pines had a net book value of $875,000 at June 30, 1997. PVFSC is working with the City of Solon for their approval on a Planned Unit Development (PUD) project.

     DEER LAWN FARMS. At June 30, 1997, Deer Lawn Farms, Solon, Ohio, had a net book value of $35,000. PVF estimates the fair market value of the two remaining lots to approximate book value at June 30, 1997.

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

EMPLOYEES

     As of June 30, 1997, PVF and its subsidiaries had 114 full-time employees and 17 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

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

     The core and tangible capital requirements are measured against adjusted total assets, which are a savings institution's consolidated total assets as determined under GAAP adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of subsidiaries in which the savings institution holds a minority interest and which are not engaged in activities for which the capital rules require the savings institution to net its debt and equity investments in such subsidiaries against capital, as well as a pro rated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At June 30, 1997, Park View Federal's adjusted total assets for purposes of the core and tangible capital requirements were $375.9 million.

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

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer loans, residential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight.  Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. Under the risk-based capital requirement, a savings institution is required to maintain total capital, consisting of core capital plus certain other components, including general valuation allowances, equal to 8.0% of
risk-weighted assets.   At June 30, 1997 the Bank's risk-weighted assets were
$284.5 million, and its total regulatory capital was $30.2 million, or 10.6% of risk-weighted assets.

     The table below presents the Bank's capital position at June 30, 1997, relative to its various minimum regulatory capital requirements.

                                                        At June 30, 1997
                                                       ---------------------
                                                                 Percent of
                                                        Amount   Assets (1)
                                                       -------   -----------
                                                     (Dollars in Thousands)
           Tangible Capital.........................  $27,604      7.34%
           Tangible Capital Requirement.............    5,639      1.50
                                                      -------      -----
            Excess .................................  $21,965      5.84%
                                                      -------      -----
                                                      -------      -----
           Tier 1/Core Capital......................  $27,604      7.34%
           Tier 1/Core Capital Requirement..........   15,036      4.00
                                                      -------      -----
            Excess..................................  $12,568      3.34%
                                                      -------      -----
                                                      -------      -----
           Tier 1 Risk-Based Capital..............    $27,604      9.70%
           Tier 1 Risk-Based Capital Requirement..     11,379      4.00
                                                      -------      -----
            Excess................................    $16,225      5.70%
                                                      -------      -----
                                                      -------      -----
           Risk-Based Capital.....................    $30,202     10.62%
           Risk-Based Capital Requirement.........     22,758      8.00
                                                      -------      -----
            Excess................................    $ 7,444      2.62%
                                                      -------      -----
                                                      -------      -----

           -------------
           (1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

     OTS risk-based capital regulations require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. At June 30, 1997 the Bank had no interest rate risk component deduction from total capital.

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

     SAFETY AND SOUNDNESS STANDARDS. Interagency Guidelines Establishing Standards for Safety and Soundness require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business.
The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations. Additionally, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

     FEDERAL HOME LOAN BANK SYSTEM. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 1997 of $2.8 million.

     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Under FIRREA, long-term advances may be made only for the purpose of providing funds for residential housing finance. At June 30, 1997, the Bank had $47.4 million in advances outstanding from the FHLB of Cincinnati. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

     LIQUIDITY REQUIREMENTS. Park View Federal is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short term borrowings. Savings and loan associations also are required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity and short-term liquidity ratios of the Bank for the month of June 1997 were 8.6% and 3.53%, respectively. A substantial and sustained decline in savings deposits would adversely affect the Bank's liquidity which may result in restricted operations and additional borrowings from the FHLB of Cincinnati.

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

     To meet the QTL test, an institution's "Qualified Thrift Investments"
must total at least 65% of "portfolio assets."   Under OTS regulations,
portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of
(i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.
 Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. At June 30, 1997, the Bank qualified as a QTL.

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

     DEPOSIT INSURANCE. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the FDIC through the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority, and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits, based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $1,707,867, during the fiscal year ended June 30, 1997.

     The FDIC has proposed a rule that would lower the regular semi-annual SAIF assessment rates by establishing a base assessment rate schedule ranging from 4 to 31 basis points effective October 1, 1996. The rule widens the range between the lowest and highest assessment rates among healthy and troubled institutions with the intent of creating an incentive for savings institutions to control risk-taking behavior. The rule also prevents the FDIC from collecting more funds than needed to maintain the SAIF's capitalization at 1.25% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.44 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     SAIF members are generally prohibited from converting to BIF, also administered by the FDIC, or merging with or transferring assets to a BIF member before the date on which the SAIF first meets or exceeds the designated reserve ratio of 1.25% of insured deposits. However, the FDIC may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfer of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members, plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to SAIF equal to 0.90% of the deposits transferred and an entrance fee to BIF based on the current reserve ratio of the BIF. A savings institution is not prohibited from adopting a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

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

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At June 30, 1997, Park View Federal met its reserve requirements.

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

     PENDING FINANCIAL SERVICES MODERNIZATION LEGISLATION. Legislation currently under consideration by Congress would repeal the federal thrift charter and require federal associations like the Bank to convert to national banks two years after the enactment of the bill. The bill, in its current form, would permit federal thrifts that converted to national banks to exercise any authority which they were legally entitled to exercise immediately prior to such conversion and would not be required to divest any branches. Further, these institutions could continue to branch in any state in which they were located to the same extent as national banks. Unitary savings and loan holding companies, like the Company, could continue to exercise any powers they had prior to their subsidiary becoming a bank by operation of law as long as they did not acquire another bank. Powers of those unitary savings and loan holding companies that were grandfathered, however, could not be transferred to another company which acquires control of the unitary holding company after the effective date of the law. There can be no assurance that this legislation will be passed in its current form.
 At this time, the Company is unable to predict whether such legislation would significantly impact its operations.

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

FEDERAL INCOME TAXATION

     Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Prior to recent legislation, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally were loans secured by interests in certain real property, and nonqualifying loans, which were all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans was based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The legislation repealed the percentage of taxable income method of calculating the bad debt reserve. The Bank has generally elected to use the method which has resulted in the greatest deductions for federal income tax purposes.

     Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. The Bank has no such excess reserve. The Bank will no longer be allowed to use the percentage of taxable income method for tax loan loss provisions, but will be allowed to use the experience method of accounting for bad debts. Beginning with the June 30, 1997 taxable year, the Bank will be treated the same as a small commercial bank. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

     Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or liquidation), unless the Bank includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     For taxable years beginning after December 31, 1986, the Tax Reform Act of 1986 (the "Tax Reform Act") changed the corporate minimum tax from an add-on tax to a tax based on alternative minimum taxable income ("AMTI"), and increased the tax rate from 15% to 20%. The Internal Revenue Code provisions relating to the alternative minimum tax ("AMTI") also include in AMTI (for tax years beginning in 1987-1989) an amount equal to one-half of the amount by which a corporation's book income (as specifically defined) exceeds its AMTI (determined without regard to this preference and prior to reduction by net operating losses). Also, only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income is an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

     The Bank's federal income tax returns through June 30, 1992 were audited by the IRS.

     For further information regarding federal income taxes, see Note 10 of Notes to Consolidated Financial Statements.

STATE INCOME TAXATION

     The Company is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital was taxed at a rate of 1.5% for fiscal years 1997, 1996 and 1995. Recent Ohio legislation will change the methodology for the computation of net worth in the future, as well as the rate of tax on financial institutions.

ITEM 2.  PROPERTIES

     The following table sets forth the location and certain additional information regarding the Company's offices at June 30, 1997.


                           YEAR                  NET BOOK      OWNED OR     APPROXIMATE
                         OPENED/      TOTAL      VALUE AT      LEASED/        SQUARE
LOCATION                 ACQUIRED   DEPOSITS  JUNE 30, 1997   EXPIRATION      FOOTAGE
--------                 --------   --------  -------------   ----------    -----------
                                               (DOLLARS IN THOUSANDS)
MAIN OFFICE:

2618 N. Moreland Blvd.     1963     $38,999     $ 408           Owned         16,800
Cleveland, Ohio

BRANCH OFFICES:

2111 Richmond Road         1967      50,880       132           Lease          2,750
Beachwood, Ohio                                                 3/1/99

25350 Rockside Road        1969      51,924        93           Lease         14,400
Bedford Heights, Ohio                                           3/1/03

11010 Clifton Blvd.        1974      22,727        12           Lease          1,550
Cleveland, Ohio                                                 8/1/05

7448 Ridge Road            1979      30,219         0           Lease          3,200
Parma, Ohio                                                     10/11/97



6990 Heisley Road          1994      25,926        49           Lease          2,400
Mentor, Ohio                                                    10/25/98

1456 SOM Center Road       1995      27,920       251           Lease          2,200
Mayfield Heights, Ohio                                          9/30/04

497 East Aurora Road       1994      19,342        79           Lease          2,400
Macedonia, Ohio                                                 9/30/04

8500 Washington Street     1995      20,333       107           Lease          2,700
Chagrin Falls, Ohio                                             11/30/04


     At June 30, 1997 the net book value of the Bank's premises, furniture, fixtures and equipment as $1.9 million. See Note 6 of Notes to Consolidated Financial Statements for further information.

     The Company also owns real estate in the City of Solon, Ohio. See Subsidiary Activities for futher information.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to its business. There are no other material legal proceedings to which the Bank or PVF is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                            PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS

     The information contained under the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see "Item 1. Business -- Regulation of the Bank -- Dividend Limitations."

ITEM 6.  SELECTED FINANCIAL DATA

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Asset/Liability Management" in the Annual Report incorporated herein by reference.

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


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" and "-- Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b)    The information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

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
               Annual Report)

               Consolidated Financial Statements (incorporated by reference to the Annual Report)

               (a)  Consolidated Statements of Financial
                    Condition, at June 30, 1997 and 1996

               (b) Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996 and 1995

               (c)  Consolidated Statements of Stockholders'
                    Equity for the Years Ended June 30, 1997, 1996 and 1995

               (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995

               (e)  Notes to Consolidated Financial Statements.

          2. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.


          3.   Exhibits and Index to Exhibits

               The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.



No.       Description
---       -----------

3.1       Certificate of Incorporation                                        *
3.2       Code of Regulations                                                 *
3.3       Bylaws                                                              *
4         Specimen Stock Certificate                                          *
10.1      Park View Federal Savings Bank Conversion Stock Option Plan         *
10.2      PVF Capital Corp. 1996 Incentive Stock Option Plan                  *
13        PVF Capital Corp. Annual Report to Stockholders for the year ended
          June 30, 1997
21        Subsidiaries of the Registrant
23        Consent of KPMG Peat Marwick LLP
27        Financial Data Schedule


____________________
* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1996 (commission file number 0-24948).


(b) During the last quarter of the fiscal year ended June 30, 1997, the Company did not file any Current Reports on Form 8-K.

(c)  All required exhibits are filed as attached.

(d)  No financial statement schedules are required.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PVF CAPITAL CORP.


September 12, 1997                  By: /s/ John R. Male
                                        -------------------------------------
                                        John R. Male
                                        President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John R. Male                                  September 12, 1997
------------------------
John R. Male
President and Chief Executive Officer
(Principal Executive Officer)


/s/ C. Keith Swaney                               September 12, 1997
------------------------
C. Keith Swaney
Vice President and Treasurer
(Principal Financial and Accounting Officer)


/s/ James W. Male                                 September 12, 1997
------------------------
James W. Male
Chairman of the Board


/s/ Robert K. Healey                              September 12, 1997
------------------------
Robert K. Healey
Director


/s/ Stanley T. Jaros                              September 12, 1997
------------------------
Stanley T. Jaros
Director


/s/ Creighton E. Miller                           September 12, 1997
------------------------
Creighton E. Miller
Director


/s/ Stuart D. Neidus                              September 12, 1997
------------------------
Stuart D. Neidus
Director


/s/ Robert F. Urban                               September 12, 1997
------------------------
Robert F. Urban
Director