Form 10-Q
period 1997-09-30
PVF CAPITAL CORP
filed 1997-11-10
CIK 928592

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.  20552

                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1997.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
                              --------------------    --------------------

Commission File Number         0-24948
                      ---------------------------

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

                                          YES   X     NO
                                             -----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                          2,590,485
--------------------------------            ---------------------------------
         (Class)                            (Outstanding at October 31, 1997)

                      PVF CAPITAL CORP.


                            INDEX

                                                         Page

Part I   Financial Information

  Item 1 Financial Statements

         Consolidated Statements of Financial
         Condition, September 30, 1997 (unaudited)
         and June 30, 1997.                             1

         Consolidated Statements of Operations for
         the three months ended September 30, 1997
         and 1996 (unaudited).                          2

         Consolidated Statements of Cash Flows for
         the three months ended September 30, 1997
         and 1996 (unaudited).                          3

         Notes to Consolidated Financial
         Statements (unaudited).                        4

  Item 2 Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                     5

Part II  Other Information                              8

PART I   FINANCIAL INFORMATION
ITEM 1


                              PVF CAPITAL CORP.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                         SEPTEMBER 30,          JUNE 30,
                   ASSETS                                     1997                1997
                   ------                                -------------        -----------
                                                          (UNAUDITED)
Cash and amounts due from depository institutions          $3,814,699          $7,760,029
Interest bearing deposits                                     583,546             445,401
Federal funds sold                                          4,375,000           1,375,000
Investment securities, at cost                              8,995,662          13,995,350
Loans receivable, net                                     354,764,517         341,402,566
Loans receivable available for sale, net                      977,593             709,604
Mortgage-backed securities held to maturity, net              503,006             511,530
Office properties and equipment, net                        1,838,173           1,882,390
Real estate owned                                           1,359,001                   0
Real estate in development                                    916,213             909,758
Investment required by law
   Stock in the Federal Home Loan Bank of Cincinnati        2,815,922           2,762,314
Prepaid expenses and other assets                           2,334,714           1,327,358

                                                         ------------        ------------
Total Assets                                             $383,278,046        $373,081,300
                                                         ------------        ------------
                                                         ------------        ------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                              $314,778,748        $288,269,674
   Advances from the Federal Home Loan Bank of
      Cincinnati                                           30,885,638          47,405,424
   Notes payable                                            2,010,000           2,310,000
   Advances from borrowers for taxes and insurance          2,734,692           4,511,595
   Accrued expenses and other liabilities                   5,331,897           4,311,191

                                                         ------------        ------------
Total Liabilities                                         355,740,975         346,807,884

Stockholders' Equity
   Serial preferred stock, none issued                              0                   0
   Common stock                                                25,905              25,556
   Paid in capital                                         14,526,121          14,522,275
   Retained earnings-substantially restricted              12,985,045          11,725,585
                                                         ------------        ------------

Total Stockholders' Equity                                 27,537,071          26,273,416

                                                         ------------        ------------
Total Liabilities and Stockholders' Equity               $383,278,046        $373,081,300
                                                         ------------        ------------
                                                         ------------        ------------


See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1

                                  PVF CAPITAL CORP.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     ------------------------
                                                        1997          1996
Interest income
   Loans                                             $7,874,340    $7,030,534
   Mortgage-backed securities                             9,773       180,383
   Cash and investment securities                       311,731       325,322

                                                      ---------     ---------
      Total interest income                           8,195,844     7,536,239
                                                      ---------     ---------
Interest expense
   Deposits                                           4,160,745     3,456,197
   Borrowings                                           522,312       559,371

                                                      ---------     ---------
      Total interest expense                          4,683,057     4,015,568
                                                      ---------     ---------

      Net interest income                             3,512,787     3,520,671

Provisions for loan losses                               45,000             0

                                                      ---------     ---------
      Net interest income after provision
        for loan losses                               3,467,787     3,520,671
                                                      ---------     ---------

Noninterest income, net
   Service and other fees                               137,135       121,713
   Mortgage banking activities, net                     188,715        36,382
   Other, net                                            99,586        75,898

                                                      ---------     ---------
      Total noninterest income, net                     425,436       233,993
                                                      ---------     ---------

Noninterest expense
   Compensation and benefits                          1,105,322     1,085,037
   Office, occupancy, and equipment                     399,217       377,275
   Special SAIF assessment                                    0     1,707,867
   Other                                                501,395       585,341

                                                      ---------     ---------
      Total noninterest expense                       2,005,934     3,755,520
                                                      ---------     ---------

      Income before federal income tax provision      1,887,289          (856)

Federal income tax provision                            626,000        10,000

                                                      ---------     ---------
      Net income                                     $1,261,289      ($10,856)

Net income per share                                      $0.46        ($0.00)
                                                      ---------     ---------
                                                      ---------     ---------

See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1

                                  PVF CAPITAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                           1997          1996
                                                           ----          ----
OPERATING ACTIVITIES
   Net Income                                        $1,261,289      ($10,856)
   Adjustments to reconcile net income to net
     cash provided by operating activities
      Accretion of discount on marketable securities       (312)         (313)
      Depreciation and amortization                     113,880       118,388
      Provision for losses on loans, net                 45,000             0
      Provision for lower of cost or market
        adjustment on loans available for sale                0       111,930
      Accretion of unearned discount and deferred
        loan origination fees, net                     (207,750)     (320,560)
      Gain on loans available for sale, net             (74,994)      (67,556)
      Gain on disposal of real estate owned, net              0       (17,686)
      Change in accrued interest on investments,
        loans, and borrowings, net                     (163,466)     (239,550)
      Change in other assets and other
        liabilities, net                             (1,763,553)   (1,676,280)
      Change in loans receivable available for
        sale, net                                      (192,995)    8,469,574

                                                     ----------    ----------
          Net cash provided by operating activities    (982,901)    6,367,091
                                                     ----------    ----------

INVESTING ACTIVITIES
      Loan and mortgage-backed securities
        repayments and originations, net            (14,470,767)  (27,742,872)
      Disposals of real estate owned                          0        70,582
      Investment securities maturities                5,000,000       100,000
      FHLB stock dividend, net                          (53,608)      (32,953)
      Additions to office properties and
        equipment, net                                  (69,663)      (43,915)
      Change in real estate in development, net          (6,455)      (21,034)

                                                     ----------    ----------
          Net cash used in investing activities      (9,600,493)  (27,670,192)
                                                     ----------    ----------

FINANCING ACTIVITIES
      Net increase (decrease) in demand deposits,
        NOW, and passbook savings                       783,888    (2,701,462)
      Net increase in time deposits                  25,809,741     3,508,937
      Net increase (decrease) in FHLB advances      (16,519,786)   13,981,373
      Repayment of notes payable                       (300,000)     (100,000)
      Proceeds from exercise of stock options             4,507             0
      Cash paid in lieu of fractional shares             (2,141)       (1,350)

                                                     ----------    ----------
          Net cash provided by financing activities   9,776,209    14,687,498
                                                     ----------    ----------


Net decrease in cash and cash equivalents              (807,185)   (6,615,603)

Cash and cash equivalents at beginning of period      9,580,430    13,790,216
                                                     ----------    ----------
Cash and cash equivalents at end of period           $8,773,245    $7,174,613
                                                     ----------    ----------
                                                     ----------    ----------

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

                                PVF CAPITAL CORP.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1997 AND 1996
                                (UNAUDITED)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1997 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted.
However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending June 30, 1998. The results of operations for PVF Capital Corp. for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank ("the Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2.  Cash and cash equivalents consist of the following:

                                       September 30, 1997     June 30, 1997
                                       ------------------     -------------

Cash and amounts due from depository
 institutions                                 $ 3,814,699       $ 7,760,029
Interest bearing deposits                         583,546           445,401
Federal funds sold                              4,375,000         1,375,000
                                              -----------       -----------
                                              $ 8,773,245       $ 9,580,430
                                              -----------       -----------
                                              -----------       -----------

3. A ten percent stock dividend was issued on the 1st day of September 1997, to the shareholders of record at the close of business on August 11, 1997. Net income per share is based on the weighted-average number of common shares outstanding of 2,590,485 and 222,540 in outstanding stock options.

4. Legislation was signed into law on September 30, 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") that required SAIF-insured savings institutions to pay a one-time special assessment of 65.7 cents for every $100 of deposits. This resulted in a pre-tax charge to the Company of $1,708,867 for the quarter ended September 30, 1996.

Part I Financial Information
Item 2



                        MANAGEMENTS DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in the financial condition and results of operations at and for the three-month period ended September 30, 1997 for PVF Capital Corp. ("PVF" or the "Company").


FINANCIAL CONDITION

Consolidated assets of PVF were $383.3 million as of September 30, 1997, an increase of approximately $10.2 million or 2.7% as compared to June 30, 1997. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis, with capital levels of 7.38%, 7.38% and 10.55% respectively at September 30, 1997.

During the three months ended September 30, 1997, the Bank's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $0.8 million or 8.4% as compared to June 30, 1997. The change in the Bank's cash and cash equivalents consisted of a decrease in cash and interest- bearing deposits of $3.8 million and an increase in federal funds sold of $3.0 million.

The net $13.6 million or 4.0% increase in loans receivable during the three months ended September 30, 1997 was the result of an increase of $13.9 million in real estate mortgage loans and a decrease of $0.3 million in installment loans. The increase of $13.9 million in real estate mortgage loans included an increase of $4.7 million in one-to-four family residential loans, an increase in construction and land loans of $4.0 million, and an increase of $5.2 million in commercial real estate and multi-family loans. The increase of $1.4 million in real estate owned consists of $0.2 million in one-to-four family residential loans and $1.2 million in land loans, and was attributable to one borrower.

During the three months ended September 30, 1997, management's decision to compete aggressively with market savings rates to attract new deposits resulted in an increase of $26.5 million, or 9.2%, in deposits. This $26.5 million in new deposits along with the maturity of $5.0 million in investment securities were used to repay $16.5 million, or 34.8%, in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"), repay $0.3 million in notes payable, and fund the net growth of $13.6 million in the loan portfolio.

Part I Financial Information
Item 2

FINANCIAL CONDITION (CONTINUED)

The decrease in advances from borrowers for taxes and insurance of $1.8 million is attributable to timing differences between the collection and payment of escrow funds. The increases of approximately $1.0 million in both prepaid expenses and other assets and accrued expenses and other liabilities is primarily the result of the Bank's investment of $1.3 million in a low- income affordable housing limited partnership and a $1.0 million obligation to make future installment payments to the partnership. The Bank's entry into this partnership will result in the recognition of future tax credits and federal income tax deductions, provided the project remains in compliance as a qualified low-income housing project.

RESULTS OF OPERATIONS   Three months ended September 30, 1997,
                        compared to three months ended
                        September 30, 1996.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans and mortgage-backed securities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the three months ended September 30, 1997 was $1,261,000 as compared to a loss of $11,000 for the prior year comparable period. The net loss for the quarter ended September 30, 1996 was due to a one-time charge of approximately $1,708,000, or $1,127,000 after tax, representing a special assessment of 65.7 basis points on the Bank's deposits held as of March 31, 1995, as a result of the legislation enacted to recapitalize the SAIF. Excluding the impact to earnings of the SAIF assessment, earnings from operations for the quarter ended September 30, 1996 were $1,116,000. Comparing this amount to

Part I Financial Information
Item 2

RESULTS OF OPERATION (CONTINUED)

earnings from operations for the three month period ended September 30, 1997 resulted in an increase of $145,000, or 13.0%, for the current year comparable period.

Net interest income for the three months ended September 30, 1997 decreased by $8,000, or 0.2%, from the prior year comparable period. Interest income increased by $660,000, or 8.8%, as a result of an increase of $41.5 million in the average balance of interest-earning assets which was partially offset by a 31 basis point decrease in the average return on interest-earning assets from the prior year comparable period. The average balance on interest-bearing liabilities increased by $37.0 million from the prior year comparable period. This increased balance along with a 22 basis point increase in the average cost of funds for the current period resulted in an overall increase in interest expense of $668,000 or 16.6%. Despite balance sheet growth in both interest-earning assets and interest-bearing liabilities, the Bank's net interest income decreased slightly due to a decrease of 53 basis points in its interest rate spread during the current period as compared to the prior year comparable period. The decrease in net interest income and interest rate spread for the period ended September 30, 1997, as compared to the prior year comparable period, is the result of both a flatter yield curve during the current period and the write-off of $190,000 in interest receivable on nonperforming loans in the current period. The write-off of interest receivable was primarily attributable to the acquisition into real estate owned of property held by one individual borrower.

For the three months ended September 30, 1997, a provision for loan losses of $45,000 was recorded, while no provision was required for the three months ended September 30, 1996. These provisions are based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. At September 30, 1997, the allowance for loan losses was $2.6 million, which represented 82.5% of nonperforming loans and 0.7% of net loans.

For the three months ended September 30, 1997, noninterest income increased $191,000 or 81.8% from the prior year comparable period. This was primarily attributable to an increase of $152,000 in income from mortgage-banking activities that resulted from a net gain on loans sold and securitized, net of mortgage banking provisions, during the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation

Part I Financial Information
Item 2

RESULTS OF OPERATIONS (CONTINUED)

("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and either selling such loans to the FHLMC or the FNMA or swapping those loans with the FHLMC or the FNMA in exchange for mortgage-backed securities which were subsequently sold.

Noninterest expense for the three months ended September 30, 1997 decreased by
$1,750,000 or 46.6% from the prior year comparable   period.  This was primarily
the result of the previously noted SAIF assessment of $1,708,000 in the prior period.

The federal income tax provision for the three-month period ended September 30, 1997 increased by $616,000 to $626,000 for the current year comparable period as compared to $10,000 for the prior year comparable period. This was due to the absense of taxable income in the prior year comparable period resulting from the deductibility of the SAIF assessment.


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by Federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the OTS is 5% of the sum of net withdrawable savings and borrowings due within one year. The Bank's liquidity at September 30, 1997 was 5.6%. Management believes the Bank has sufficient liquidity to meet its operational needs.



Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a) PVF did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PVF Capital Corp.
                                 -----------------
                                     (Registrant)


Date:  November 7, 1997         /s/ C. Keith Swaney
      ------------------      -----------------------------
                               C. Keith Swaney
                               Vice President and Treasurer