Form 10-Q
period 1997-12-31
PVF CAPITAL CORP
filed 1998-02-06
CIK 928592

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20552

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1997.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to __________________

Commission File Number         0-24948
                       ---------------------------------------------------

                           PVF Capital Corp.
--------------------------------------------------------------------------
       ( Exact name of registrant as specified in its charter)

             United States                           34-1659805
--------------------------------------------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

     25350 Rockside Road, Bedford Heights, Ohio             44146
--------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

                             (216) 439-2200
--------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                             Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES  X     NO
                                              ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $0.01 Par Value                   2,659,077
-------------------------------------    ---------------------------------
               (Class)                   (Outstanding at January 31, 1998)

                          PVF CAPITAL CORP.


                                INDEX

                                                         Page

Part I      Financial Information

  Item 1    Financial Statements

            Consolidated Statements of Financial
            Condition, December 31, 1997 (unaudited)
            and June 30, 1997.                             1

            Consolidated Statements of Operations for
            the three and six months ended December 31,
            1997 and 1996 (unaudited).                     2

            Consolidated Statements of Cash Flows for
            the six months ended December 31, 1997 and
            1996 (unaudited).                              3

            Notes to Consolidated Financial
            Statements (unaudited).                        4

  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                     6

Part II     Other Information                             11

PART I   FINANCIAL INFORMATION
ITEM 1

                                PVF CAPITAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                                     DECEMBER 31,     JUNE 30,
                        ASSETS                                          1997            1997
                        ------                                       -----------    -----------
Cash and amounts due from depository institutions                     $3,248,252     $7,760,029
Interest bearing deposits                                                348,840        445,401
Federal funds sold                                                     2,875,000      1,375,000
Investment securities held to maturity, at cost                       10,995,974     13,995,350
Loans receivable, net                                                363,917,506    341,402,566
Loans receivable held for sale, net                                    1,582,704        709,604
Mortgage-backed securities held to maturity, net                       3,390,177        511,530
Office properties and equipment, net                                   1,760,283      1,882,390
Real estate owned, net                                                 1,101,186              0
Real estate in development                                               917,262        909,758
Investment required by law
   Stock in the Federal Home Loan Bank of Cincinnati                   2,867,313      2,762,314
Prepaid expenses and other assets                                      3,209,636      1,327,358
                                                                    ------------   ------------

Total Assets                                                        $396,214,133   $373,081,300
                                                                    ------------   ------------
                                                                    ------------   ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Liabilities
   Deposits                                                         $316,006,253   $288,269,674
   Advances from the Federal Home Loan Bank of Cincinnati             39,865,551     47,405,424
   Notes payable                                                       1,710,000      2,310,000
   Advances from borrowers for taxes and insurance                     4,772,528      4,511,595
   Accrued expenses and other liabilities                              5,021,402      4,311,191
                                                                    ------------   ------------

Total Liabilities                                                    367,375,734    346,807,884

Stockholders' Equity
   Serial preferred stock, none issued                                         0              0
   Common stock                                                           26,591         25,556
   Paid in capital                                                    14,525,448     14,522,275
   Retained earnings-substantially restricted                         14,286,360     11,725,585
                                                                    ------------   ------------
Total Stockholders' Equity                                            28,838,399     26,273,416

                                                                    ------------   ------------
Total Liabilities and Stockholders' Equity                          $396,214,133   $373,081,300
                                                                    ------------   ------------
                                                                    ------------   ------------


See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1


                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             DECEMBER 31,                 DECEMBER 31,
                                                                      -------------------------    --------------------------
                                                                         1997           1996          1997           1996

Interest income
   Loans                                                              $8,227,571     $7,272,036    $16,101,911    $14,302,570
   Mortgage-backed securities                                             43,656         85,084         53,429        265,467
   Cash and investment securities                                        298,193        305,281        609,924        630,603
                                                                      ----------     ----------    -----------    -----------

      Total interest income                                            8,569,420      7,662,401     16,765,264     15,198,640
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------

Interest expense
   Deposits                                                            4,184,766      3,529,625      8,345,511      6,985,822
   Borrowings                                                            597,609        569,867      1,119,921      1,129,238

                                                                      ----------     ----------    -----------    -----------
      Total interest expense                                           4,782,375      4,099,492      9,465,432      8,115,060
                                                                      ----------     ----------    -----------    -----------

      Net interest income                                              3,787,045      3,562,909      7,299,832      7,083,580

Provisions for loan losses                                                50,000              0         95,000              0

                                                                      ----------     ----------    -----------    -----------
      Net interest income after provision for loan losses              3,737,045      3,562,909      7,204,832      7,083,580
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------

Noninterest income, net
   Service and other fees                                                127,413        119,879        264,548        241,592
   Mortgage banking activities, net                                      198,541        151,931        387,256        188,313
   Other, net                                                             41,071         23,042        140,657         98,940

                                                                      ----------     ----------    -----------    -----------
      Total noninterest income, net                                      367,025        294,852        792,461        528,845
                                                                      ----------     ----------    -----------    -----------

Noninterest expense
   Compensation and benefits                                           1,147,110      1,081,052      2,252,432      2,166,089
   Office, occupancy, and equipment                                      388,328        414,010        787,545        791,285
   Federal deposit insurance special assessment                                0              0              0      1,707,867
   Other                                                                 568,316        572,504      1,069,711      1,157,845

                                                                      ----------     ----------    -----------    -----------
      Total noninterest expense                                        2,103,754      2,067,566      4,109,688      5,823,086
                                                                      ----------     ----------    -----------    -----------

      Income before federal income tax provision                       2,000,316      1,790,195      3,887,605      1,789,339

Federal income tax provision                                             699,000        609,000      1,325,000        619,000

                                                                      ----------     ----------    -----------    -----------
      Net income                                                      $1,301,316     $1,181,195    $ 2,562,605    $ 1,170,339

Basic earnings per share                                              $     0.50     $     0.45    $      0.99    $      0.45
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------

Diluted earnings per share                                            $     0.47     $     0.43    $      0.93    $      0.42
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------


See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1


                                PVF CAPITAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31ST
                                                                                         -------------------------
                                                                                            1997           1996
                                                                                            ----           ----
OPERATING ACTIVITIES
   Net Income                                                                            $2,562,605     $1,170,339
   Adjustments to reconcile net income to net cash provided by operating activities
      Accretion of discount on securities                                                      (624)          (625)
      Depreciation and amortization                                                         228,088        237,230
      Provision for losses on loans                                                          95,000              0
      Provision for lower of cost or market adjustment on loans held for sale                     0         81,930
      Accretion of unearned discount and deferred loan origination fees, net               (601,011)      (726,397)
      Change in loans receivable held for sale, net                                        (692,529)     9,594,212
      Gain on sale of loans, net                                                           (180,571)      (152,748)
      Loss on mortgage-backed securities available for sale, net                                  0         65,086
      Gain on disposal of real estate owned, net                                            (13,009)             0
      Change in accrued interest on investments, loans, and borrowings, net                (186,627)      (216,931)
      Change in other assets and other liabilities, net                                  (1,155,940)      (317,822)

                                                                                         ----------     ----------
         Net cash provided by operating activities                                           55,382      9,734,274
                                                                                         ----------     ----------

INVESTING ACTIVITIES
      Loan and mortgage-backed securities repayments and originations, net              (22,870,170)   (44,753,626)
      Proceeds from mortgage-backed securities available for sale                                 0     12,738,470
      Mortgage-backed securities held to maturity purchases, net                         (3,017,178)             0
      Investment securities held to maturity purchases                                   (3,000,000)             0
      Investment securities maturities                                                    6,000,000        100,000
      Disposal of real-estate owned properties                                              257,815
      FHLB stock purchases dividends, net                                                  (105,981)      (261,121)
      Office properties and equipment (purchases) sales, net                               (104,999)       319,000
      Change in real estate in development, net                                              (7,504)       (34,551)

                                                                                         ----------     ----------
         Net cash used in investing activities                                          (22,848,017)   (31,891,828)
                                                                                         ----------     ----------

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW, and passbook savings                          2,791,855        488,286
      Net increase in time deposits                                                      25,029,937      6,562,589
      Net increase (decrease) in FHLB advances                                           (7,539,873)     7,462,462
      Repayment of notes payable                                                           (600,000)      (200,000)
      Proceeds from exercise of stock options                                                 4,519              0
      Cash paid in lieu of fractional shares                                                 (2,141)        (1,349)

                                                                                         ----------     ----------
         Net cash provided by financing activities                                       19,684,297     14,311,988
                                                                                         ----------     ----------


Net decrease in cash and cash equivalents                                                (3,108,338)    (7,845,566)

Cash and cash equivalents at beginning of period                                          9,580,430     13,790,216
                                                                                         ----------     ----------
Cash and cash equivalents at end of period                                               $6,472,092     $5,944,650
                                                                                         ----------     ----------
                                                                                         ----------     ----------


See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

                                PVF CAPITAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1997 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year ending June 30, 1998. The results of operations for PVF Capital Corp. ("PVF" or the "Company") for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the "Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

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

3. PVF Holdings Inc., a newly formed subsidiary of PVF Capital Corp., made an investment in a company that will provide professional financial planning services to both individuals and small businesses throughout the Park View Federal branch system.

4.   Cash and cash equivalents consist of the following:

                                        December 31, 1997     June 30, 1997
                                        -----------------     -------------

Cash and amounts due from depository
 institutions                                 $ 3,248,252       $ 7,760,029
Interest-bearing deposits                         348,840           445,401
Federal funds sold                              2,875,000         1,375,000
                                              -----------       -----------
                                              $ 6,472,092       $ 9,580,430
                                              -----------       -----------
                                              -----------       -----------

Part I Financial Information
Item 1


5.   Recently Issued Accounting Standards

In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which supersedes Accounting Principles Board (APB) No. 15, Earnings per Share, and replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was issued to simplify the computation of earnings per share and make the U.S. Standard more compatible with the earnings per share standards of other countries and that of the International Accounting Standards Committee (ISAC). SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997.

SFAS No. 130, "Reporting Comprehensive Income" was issued in June, 1997 and is effective for fiscal years beginning after December 15, 1997. The Statement requires additional reporting of items that affect comprehensive income but not net income. Examples of these items relevant to the Company include unrealized gains and losses on securities. Upon its adoption, this statement will result in additional financial statement disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June, 1997 and is effective for fiscal years beginning after December 15, 1997. The statement requires financial disclosure and descriptive information about reportable operating segments. Upon its adoption, this statement will result in additional financial statement disclosures.

Part I Financial Information
Item 2


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and six-month periods ended December 31, 1997 for PVF Capital Corp ("PVF" or the "Company") and Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary.


FINANCIAL CONDITION

Consolidated assets of PVF were $396.2 million as of December 31, 1997, an increase of approximately $23.1 million or 6.2% as compared to June 30, 1997. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.32%, 7.32% and 10.53% respectively at December 31, 1997.

During the six months ended December 31, 1997, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $3.1 million or 32.4% as compared to June 30, 1997.
The change in the Company's cash and cash equivalents consisted of a decrease in interest-bearing deposits of $0.1 million, a decrease in cash of $4.5 million and an increase in federal funds sold of $1.5 million.

The net $26.3 million or 7.7% increase in loans receivable and mortgage-backed securities, during the six months ended December 31, 1997, resulted from an increase in loans receivable of $23.4 million and an increase in mortgage-backed securities of $2.9 million. The increase of $23.4 million in loans receivable included increases of $9.4 million in single family mortgage loans, $5.8 million in construction loans, $4.8 million in commercial loans, $1.7 million in home equity loans, $1.2 million in land loans, and a net increase of $0.5 million in all other mortgage and installment loans. The increase in mortgage-backed securities held to maturity of $2.9 million was the result of the purchase of a $3.0 million security less payments received of $0.1 million.

The increase of $1.1 million in real estate owned ("REO")is the result of the foreclosure on two loans made to one borrower and the subsequent acquisition into REO of the fully developed building lots securing these loans. The increase in prepaid expenses and other assets of 1.9 million is primarily the result of the Bank's investment of $1.3 million in a low income affordable housing partnership along with a $0.3 million increase

Part I Financial Information
Item 2

FINANCIAL CONDITION CONTINUED

in Federal Reserve Bank adjustments and returned checks relating to NOW accounts.

During the six months ended December 31, 1997, management decision to compete aggressively with market savings rates for additional deposits resulted in an increase of $27.7 million, or 9.6% in deposits. This $27.7 million increase in deposits along with the maturity of $6.0 million in agency investment securities and the decrease of $3.1 million in cash and cash equivalents were used to purchase $3.0 million in agency investment securities and $3.0 million in mortgage-backed securities available for sale, to repay $7.5 million in advances from the Federal Home Loan Bank of Cincinnati and $0.6 million in notes payable, and fund the net growth of $23.4 million in the loan portfolio.

The increase in advances from borrowers for taxes and insurance of $0.3 million is attributable to timing differences between the collection and payment of escrow funds. The increase of $0.7 million in accrued expenses and other liabilities is the result of an obligation by the Bank to make future installment payments on its investment in the low income affordable housing limited partnership.


RESULTS OF OPERATIONS   Three months ended December 31, 1997,
                        compared to three months ended
                        December 31, 1996.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale and mortgage-backed securities available for sale. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the three months ended December 31,

Part I Financial Information
Item 2

RESULTS OF OPERATION CONTINUED

1997 was $1,301,300 as compared to $1,181,200 for the prior year comparable period. This represents an increase of $120,100, or 10.2%, when compared with the prior year comparable period.

Net interest income for the three months ended December 31, 1997 increased by $224,100 or 6.3%, as compared to the prior year comparable period, primarily due to an increase of $907,000 or 11.8% in interest income that resulted from an increase of $46.9 million in the average balance of the loan and mortgage-backed securities portfolios and an increase in the average balance of the investment portfolio of $0.3 million. This increased balance was offset partially by a 17 basis point decrease in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $43.5 million from the prior year comparable period. This increased balance, along with a 14 basis point increase in the average cost of funds for the current period, resulted in an overall increase in interest expense of $682,900 or 16.7%. The Company's net interest income increased despite a decrease of 31 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended December 31, 1997, a provision for loan losses of $50,000 was recorded, while no provision was necessary for the three months ended December 31, 1996. Provisions are based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. During the three months ended December 31, 1997, management increased its unallocated reserves for loan losses, based primarily on growth of the loan portfolio, along with prevailing economic conditions and other factors deemed relevant. At December 31, 1997, the allowance for loan losses was $2.6 million, which represented 85.0% of nonperforming loans and 0.7% of net loans.

For the three months ended December 31, 1997, noninterest income increased $72,200 or 24.5% from the prior year comparable period. This was primarily attributable to an increase of $46,600 or 30.7% in income from mortgage-banking activities that resulted from an increase in gains on the sale of loans held for sale and mortgage-backed securities available for sale of $55,500 from the prior year comparable period and a decrease in net servicing income in the current period attributable to the amortization of the servicing asset resulting from the application of FASB 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During these periods, PVF

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Other noninterest income, net, increased by $18,000 or 78.2% from the previous year's comparable period primarily due to an increase in rental income in the current period.

Noninterest expense for the three months ended December 31, 1997 increased by $36,200 or 1.8% from the prior year comparable period. This was primarily the result of a $66,100, or 6.1% increase in compensation and benefits attributable to increased staffing, employee 401K benefits, incentive bonuses paid, and salary and wage adjustments.

The federal income tax provision for the three month period ended December 31, 1997 increased to an effective rate of 34.9% for the current period from an effective rate of 34.00% for the prior year comparable period.

RESULTS OF OPERATIONS   Six months ended December 31, 1997,
                        compared to six months ended
                        December 31, 1996.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale and mortgage-backed securities available for sale. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the six months ended December 31, 1997 was $2,562,600 as compared to $1,170,300 for the prior year comparable period. This represents an increase of $1,392,300, or 119.0%, when compared with the prior year comparable period. The

Part I Financial Information
Item 2

RESULTS OF OPERATION CONTINUED

increase in the current period is primarily due to a one-time charge in the prior period of approximately $1,708,000 or $1,127,000 after tax, representing a special assessment of 65.7 basis points on the Bank's deposits held as of March 31, 1995, as a result of the recently enacted legislation to recapitalize the Savings Association Insurance Fund. The Company's income excluding this assessment for the six-month period ended December 31, 1996 was $2,297,300. Comparing this amount to earnings from operations for the six month period ended December 31, 1997 resulted in an increase of $265,300, or 11.5%, for the current year comparable period.

Net interest income for the six months ended December 31, 1997 increased by $216,300 or 3.0%, primarily due to an increase of $1,566,600 or 10.3% in interest income that resulted from an increase of $44.4 million in the average balance of interest earning assets. This increased balance was offset partially by a 24 basis point decrease in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $40.2 million from the prior year comparable period. This increased balance along with an 18 basis point increase in the average cost of funds for the current period resulted in an overall increase in interest expense of $1,350,300 or 16.6%. Despite a decrease of 42 basis points in the Bank's interest-rate spread during the current period, as compared to the prior year comparable period, the Bank's net interest income increased due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the six months ended December 31, 1997, a provision for loan losses of $95,000 was recorded, while no provision was necessary for the six months ended December 31, 1996. Provisions are based on management's analysis of the various factors which affect the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. During the six months ended December 31, 1997, management increased its unallocated reserves for loan losses based primarily on growth of the loan portfolio, along with prevailing economic conditions and other factors deemed relevant. At December 31, 1997, the allowance for loan losses was $2.6 million, which represented 85.0% of nonperforming loans and 0.7% of net loans.

For the six months ended December 31, 1997 noninterest income increased $263,600 or 49.9% from the prior year comparable period. This was primarily attributable to an increase of $199,000 or 105.6% in income from mortgage-banking activities that resulted from an increase in gains on the sale of loans held for sale and mortgage-backed securities available for sale of

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

$174,800 from the prior year comparable period and an increase in net servicing income in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Other noninterest income, net, increased by $41,700 or 42.2% from the previous year's comparable period primarily due to an increase in rental income in the current period.

Noninterest expense for the six months ended December 31, 1997 decreased by $1.7 million or 29.4% from the prior year comparable period. This was the result of the previously noted federal deposit insurance special assessment of $1,708,000. In addition, an $86,300 or 4.0% increase in compensation and benefits was attributable to increased staffing, employee 401K benefits, incentive bonuses paid, and salary and wage adjustments.

The federal income tax provision for the six-month period ended December 31, 1997 was at an effective rate of 34.1% for the current period as compared to an effective rate of 34.6% for the prior year comparable period.


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 4% of the sum of net withdrawable savings and borrowings due within one year. The Bank's liquidity at December 31, 1997 was 5.2%. Management believes the Bank has sufficient liquidity to meet its operational needs.


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a) PVF did not file any reports on Form 8-K during the quarter ended December 31, 1997.

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


Date:  February 6, 1998                 /s/ C. Keith Swaney
      ------------------               ---------------------------------
                                       C. Keith Swaney
                                       Vice President and Treasurer