Form 10-K/A
period 1997-06-30
PVF CAPITAL CORP
filed 1998-04-10
CIK 928592

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                        ---------------
                           FORM 10-K/A
                        (Amendment No. 1)
(Mark One)

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

                                    PVF CAPITAL CORP.


April 9, 1998                       By: /s/ John R. Male
                                        -------------------------------------
                                        John R. Male
                                        President and Chief Executive Officer