Form 10-Q
period 1998-03-31
PVF CAPITAL CORP
filed 1998-05-14
CIK 928592

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20552

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________________ to _____________________

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

                               (440) 439-2200
-------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

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

                                          YES  X     NO
                                              ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                           2,659,827
-----------------------------               -----------------------------------
           (Class)                            (Outstanding at April 30, 1998)

                               PVF CAPITAL CORP.


                                     INDEX

                                                                 Page
Part I        Financial Information

  Item 1      Financial Statements

              Consolidated Statements of Financial
              Condition, March 31, 1998 (unaudited)
              and June 30, 1997.                                   1

              Consolidated Statements of Operations for
              the three and nine months ended March 31,
              1998 and 1997 (unaudited).                           2

              Consolidated Statements of Cash Flows for
              the nine months ended March 31, 1998 and
              1997 (unaudited).                                    3

              Notes to Consolidated Financial
              Statements (unaudited).                              4

  Item 2      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                           6

  Item 3      Quantitative and Qualitative Disclosures
              about Market Risk                                   12

Part II       Other Information                                   12


PART I   FINANCIAL INFORMATION
ITEM 1


                              PVF CAPITAL CORP.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (UNAUDITED)


                                                                   MARCH 31,             JUNE 30,
                             ASSETS                                  1998                  1997
                                                                 ------------          ------------
Cash and cash equivalents:
   Cash and amounts due from depository institutions               $7,444,750            $7,760,029
   Interest bearing deposits                                          366,003               445,401
   Federal funds sold                                              14,375,000             1,375,000
                                                                 ------------          ------------

Total cash and cash equivalents                                    22,185,753             9,580,430
Investment securities held to maturity, at cost                    13,000,000            13,995,350
Loans receivable, net                                             368,102,695           341,402,566
Loans receivable held for sale, net                                 1,509,945               709,604
Mortgage-backed securities held to maturity, net                    3,250,439               511,530
Office properties and equipment, net                                2,356,181             1,882,390
Real estate owned, net                                                874,637                     0
Real estate in development                                            938,071               909,758
Investment required by law
   Stock in the Federal Home Loan Bank of Cincinnati                3,445,634             2,762,314
Prepaid expenses and other assets                                   3,264,569             1,327,358
                                                                 ------------          ------------

Total Assets                                                     $418,927,924          $373,081,300
                                                                 ------------          ------------
                                                                 ------------          ------------


              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits                                                      $331,806,117          $288,269,674
   Advances from the Federal Home Loan Bank of Cincinnati          46,345,158            47,405,424
   Notes payable                                                    1,560,000             2,310,000
   Advances from borrowers for taxes and insurance                  2,794,798             4,511,595
   Accrued expenses and other liabilities                           6,247,254             4,311,191
                                                                 ------------          ------------

Total Liabilities                                                 388,753,327           346,807,884

Stockholders' Equity
   Serial preferred stock, none issued                                      0                     0
   Common stock                                                        26,598                25,556
   Paid in capital                                                 14,527,945            14,522,275
   Retained earnings-substantially restricted                      15,620,054            11,725,585
                                                                 ------------          ------------

Total Stockholders' Equity                                         30,174,597            26,273,416
                                                                 ------------          ------------

Total Liabilities and Stockholders' Equity                       $418,927,924          $373,081,300
                                                                 ------------          ------------
                                                                 ------------          ------------


See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1


                              PVF CAPITAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           MARCH 31,                   MARCH 31,
                                                                ----------------------------  ----------------------------
                                                                    1998           1997           1998           1997
Interest income
   Loans                                                         $8,280,263     $7,412,874    $24,382,174    $21,715,444
   Mortgage-backed securities                                        52,476          9,837        105,905        275,304
   Cash and investment securities                                   380,368        310,403        990,292        941,006

                                                                 ----------     ----------    -----------    -----------
      Total interest income                                       8,713,107      7,733,114     25,478,371     22,931,754
                                                                 ----------     ----------    -----------    -----------

Interest expense
   Deposits                                                       4,167,891      3,472,768     12,513,402     10,458,590
   Borrowings                                                       692,790        660,824      1,812,711      1,790,062
                                                                 ----------     ----------    -----------    -----------

      Total interest expense                                      4,860,681      4,133,592     14,326,113     12,248,652
                                                                 ----------     ----------    -----------    -----------

      Net interest income                                         3,852,426      3,599,522     11,152,258     10,683,102

Provisions for loan losses                                          106,000        107,000        201,000        107,000

                                                                 ----------     ----------    -----------    -----------
      Net interest income after provision for loan losses         3,746,426      3,492,522     10,951,258     10,576,102
                                                                 ----------     ----------    -----------    -----------

Noninterest income, net
   Service and other fees                                           150,361        114,441        414,909        356,033
   Mortgage banking activities, net                                 283,071        313,666        670,327        501,979
   Other, net                                                        27,189         36,138        167,846        135,078

                                                                 ----------     ----------    -----------    -----------
      Total noninterest income, net                                 460,621        464,245      1,253,082        993,090
                                                                 ----------     ----------    -----------    -----------

Noninterest expense
   Compensation and benefits                                      1,165,832      1,119,916      3,418,264      3,286,005
   Office, occupancy, and equipment                                 412,234        411,508      1,199,779      1,202,793
   Federal deposit insurance special assessment                           0              0              0      1,707,867
   Other                                                            595,542        565,524      1,665,253      1,723,369

                                                                 ----------     ----------    -----------    -----------
      Total noninterest expense                                   2,173,608      2,096,948      6,283,296      7,920,034
                                                                 ----------     ----------    -----------    -----------

      Income before federal income tax provision                  2,033,439      1,859,819      5,921,044      3,649,158

Federal income tax provision                                        699,745        637,949      2,024,745      1,256,949

                                                                 ----------     ----------    -----------    -----------
      Net income                                                 $1,333,694     $1,221,870     $3,896,299     $2,392,209

Basic earnings per share                                              $0.50          $0.48          $1.49          $0.94
                                                                      -----          -----          -----          -----
                                                                      -----          -----          -----          -----

Diluted earnings per share                                            $0.48          $0.45          $1.43          $0.88
                                                                      -----          -----          -----          -----
                                                                      -----          -----          -----          -----


See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1


                              PVF CAPITAL CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                                        NINE MONTHS ENDED
                                                                                                           MARCH 31ST,
                                                                                                 --------------------------------
                                                                                                     1998                1997
                                                                                                     ----                ----
OPERATING ACTIVITIES
   Net Income                                                                                     $3,896,299          $2,392,209
   Adjustments to reconcile net income to net cash provided by operating activities
      Accretion of discount on securities                                                             (4,650)               (937)
      Depreciation and amortization                                                                  361,091             353,947
      Provision for losses on loans                                                                  201,000             107,000
      Provision for lower of cost or market adjustment on loans held for sale                              0              81,930
      Accretion of unearned discount and deferred loan origination fees, net                        (925,914)         (1,111,012)
      Change in loans receivable held for sale, net                                                 (421,289)          9,997,799
      Gain on sale of loans, net                                                                    (379,052)           (347,241)
      Loss on mortgage-backed securities available for sale, net                                           0              65,086
      Gain on disposal of real estate owned, net                                                     (17,841)                  0
      Change in accrued interest on investments, loans, and borrowings, net                          (66,190)           (235,753)
      Change in other assets and other liabilities, net                                           (2,184,470)         (2,242,551)

                                                                                                 -----------         -----------
               Net cash provided by operating activities                                             458,984           9,060,477
                                                                                                 -----------         -----------

INVESTING ACTIVITIES
      Loan and mortgage-backed securities repayments and originations, net                       (26,502,364)        (54,030,566)
      Proceeds from mortgage-backed securities available for sale                                          0          12,738,470
      Mortgage-backed securities held to maturity purchases, net                                  (3,017,178)                  0
      Investment securities held to maturity purchases                                           (13,000,000)                  0
      Investment securities maturities                                                            14,000,000             100,000
      Disposal of real estate owned properties                                                       484,366                   0
      FHLB stock purchases dividends, net                                                           (683,320)           (603,790)
      Office properties and equipment (purchases) sales, net                                        (834,882)            275,070
      Change in real estate in development, net                                                      (28,313)            (49,894)

                                                                                                 -----------         -----------
               Net cash used in investing activities                                             (29,581,691)        (41,570,710)
                                                                                                 -----------         -----------

FINANCING ACTIVITIES
      Net increase (decrease) in demand deposits, NOW, and passbook savings                        2,229,338          (1,183,665)
      Net increase in time deposits                                                               41,304,076           3,673,996
      Net increase (decrease) in FHLB advances                                                    (1,060,266)         21,443,263
      Repayment of notes payable                                                                    (750,000)           (300,000)
      Proceeds from exercise of stock options                                                          7,023                   0
      Cash paid in lieu of fractional shares                                                          (2,141)             (1,349)

                                                                                                 -----------         -----------
               Net cash provided by financing activities                                          41,728,030          23,632,245
                                                                                                 -----------         -----------


Net increase (decrease) in cash and cash equivalents                                              12,605,323          (8,877,988)

Cash and cash equivalents at beginning of period                                                   9,580,430          13,790,216
                                                                                                 -----------         -----------
Cash and cash equivalents at end of period                                                       $22,185,753          $4,912,228
                                                                                                 -----------         -----------
                                                                                                 -----------         -----------


See accompanying notes to consolidated financial statements

Part I   Financial Information
Item 1


                              PVF CAPITAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1998 AND 1997
                                 (UNAUDITED)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1997 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted.
However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year ending June 30, 1998. The results of operations for PVF Capital Corp. ("PVF" or the "Company") for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the "Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

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

3. PVF Holdings Inc., a newly formed subsidiary of PVF Capital Corp., made a $301,000 investment in two companies that will combine to provide professional financial planning and investment services to both individuals and small businesses throughout the Park View Federal branch system.

4.   Recently Issued Accounting Standards

SFAS No. 130, "Reporting Comprehensive Income" was issued in June, 1997 and is effective for fiscal years beginning after December 15, 1997. The Statement requires additional reporting of items that affect comprehensive income but not net income. Examples of these items relevant to the Company include unrealized gains and losses on securities. At this time, the Company does not have other comprehensive income to be reported.

Part I   Financial Information
Item 1


SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June, 1997 and is effective for fiscal years beginning after December 15, 1997. The statement requires financial disclosure and descriptive information about reportable operating segments. Upon its adoption, this statement will result in additional financial statement disclosures.

5. In February 1997, the FASB issued SFAS No. 128, Earnings per Share which supersedes Accounting Principles Board (APB) No. 15, Earnings per Share and replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was issued to simplify the computation of earnings per share and make the U.S. standard more compatible with the earnings per share standards of other countries and that of the International Accounting Standards Committee (IASC). SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The following table discloses EPS pursuant to SFAS No. 128 for the three and nine months ended March 31, 1998 and March 31, 1997.


                                                                   Three months ended March 31,
                                                           1998                                      1997
                                        ----------------------------------------     ----------------------------------------
                                           Income       Shares         Per-Share        Income       Shares         Per-Share
                                        (Numerator)  (Denominator)       Amount      (Numerator)  (Denominator)       Amount
                                        -----------  -------------     ---------     -----------  -------------     ---------
BASIC EPS
 Income available to
  common stockholders                   $1,333,694      2,659,640         $ 0.50     $1,221,870      2,555,562         $ 0.48

EFFECT OF DILUTIVE SECURITIES
 Stock options                                            101,331           0.02                       176,279           0.03

DILUTED EPS
 Income available to
  common stockholders                   $1,333,694      2,760,971         $ 0.48     $1,221,870      2,731,841         $ 0.45


                                                                    Nine months ended March 31,
                                                           1998                                      1997
                                        ----------------------------------------     ----------------------------------------
                                           Income       Shares         Per-Share        Income       Shares         Per-share
                                        (Numerator)  (Denominator)       Amount      (Numerator)  (Denominator)       Amount
                                        -----------  -------------     ---------     -----------  -------------     ---------
BASIC EPS
 Income available to
  common stockholders                   $3,896,299      2,615,239         $ 1.49     $2,392,209      2,555,562         $ 0.94

EFFECT OF DILUTIVE SECURITIES
 Stock options                                            101,331           0.06                       176,279           0.06

DILUTED EPS
 Income available to
  common stockholders                   $3,896,299      2,716,570         $ 1.43     $2,392,209      2,731,841         $ 0.88


Part I   Financial Information
Item 2


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and nine-month periods ended March 31, 1998 for PVF Capital Corp. ("PVF" or the "Company") and Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Consolidated assets of PVF were $418.9 million as of March 31, 1998, an increase of approximately $45.8 million or 12.3% as compared to June 30, 1997. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.21%, 7.21% and 10.68% respectively at March 31, 1998.

During the nine months ended March 31, 1998, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $12.6 million or 131.6% as compared to June 30, 1997. The change in the Company's cash and cash equivalents consisted of a decrease in cash and interest-bearing deposits of $0.4 million and an increase in federal funds sold of $13.0 million.

Part I   Financial Information
Item 2


FINANCIAL CONDITION CONTINUED

The net $30.2 million, or 8.8%, increase in loans receivable and mortgage-backed securities during the nine months ended March 31, 1998, resulted from an increase in loans receivable of $27.5 million and an increase in mortgage-backed securities of $2.7 million. The increase of $27.5 million in loans receivable included increases of $15.6 million in single-family mortgage loans, $10.0 million in commercial real estate loans, $2.3 million in construction loans, $1.3 million in home equity loans, $0.3 million in land loans, $0.2 million in installment loans, and a decrease of $2.2 million in multi-family mortgage loans. The increase in mortgage-backed securities of $2.7 million was the result of the purchase of a $3.0 million security less payments received of $0.3 million. The growth of the loan portfolio was as anticipated and resulted in no material change to the composition of the portfolio.

The increase in office properties and equipment of $0.5 million was primarily the result of the opening of a new branch office in Chardon, Ohio. The increase in Federal Home Loan Bank of Cincinnati stock of $0.7 million is the result of the purchase of $0.5 million in additional stock and stock
dividend payments received of $0.2 million.   The increase in prepaid expenses
and other assets of $1.9 million is primarily the result of the Bank's commitment to invest $1.3 million in a low-income affordable housing partnership on an installment basis through the year 2005 along with an increase in prepaid maintenance agreements of $0.3 million. The increase of $0.9 million in real estate owned ("REO") is the result of the foreclosure on two loans made to one borrower and the subsequent acquisition into REO of the fully developed building lots securing these loans.

During the nine months ended March 31, 1998, the opening of a new branch office along with management's decision to compete aggressively with market savings rates for additional deposits resulted in an increase of $43.5 million, or 15.1%, in deposits. The decrease in notes payable resulted from management's decision to prepay $0.7 million, or 32.5%, in notes held by the Company.

The decrease in advances from borrowers for taxes and insurance of $1.7 million, or 38.0%, is due to timing differences between the collection and payment of escrow funds. The increase of $1.9 million in accrued expenses and other liabilities is primarily the result of the Bank's obligation to make future installment payments on its investment in the low-income affordable housing limited partnership.

The increase in savings deposits of $43.5 million was used to fund the increase in loans receivable of $27.5 million, purchase a mortgage-backed security of $3.0 million, repay $1.0 million in Federal Home Loan Bank advances, and support the increase in cash and cash equivalents of $12.6 million.

Part I   Financial Information
Item 2


RESULTS OF OPERATIONS    Three months ended March 31, 1998
                         Compared to the three months ended
                         March 31, 1997.

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

The Company's net income for the three months ended March 31, 1998 was $1,333,694. This represents a 9.1% increase when compared with the prior year comparable period.

Net interest income for the three months ended March 31, 1998 increased by $252,900, or 7.0%, as compared to the prior year comparable period, primarily due to an increase of $980,000, or 12.7%, in interest income that resulted from an increase of $42.0 million in the average balance of the loan and mortgage-backed securities portfolios and an increase in the average balance of the investment portfolio of $5.3 million. This increased balance was partially offset by a 10 basis point decrease in the return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $46.2 million from the prior year comparable period. This increased balance in addition to a 16 basis point increase in the average cost of funds for the current period resulted in an overall increase in interest expense of $727,100, or 17.6%. The Company's net interest income increased despite a decrease of 26 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period because of balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended March 31, 1998 and 1997, provisions for loan losses of $106,000 and $107,000, respectively, were recorded. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the

Part I   Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended March 31, 1998, the Company experienced decreases in the levels of impaired loans and classified assets of $0.7 million and $0.5 million, respectively. Despite these decreases, growth in the loan portfolio of $4.1 million and net charge-offs of $105,000 made it necessary to record a provision for loan losses of $106,000 in the current
period.   For the three months ended March 31, 1997, the Company experienced increases in the levels of impaired loans and classified assets of $1.3 million and $0.6 million, respectively. The increase in impaired loans and classified assets along with growth in the loan portfolio of $9.4 million and net charge-offs of $38,000 made it necessary to record a provision for loan losses of $107,000 in the period. At March 31, 1998, the allowance for loan losses was $2.7 million, which represented 130.2% of nonperforming loans and 0.7% of net loans.

For the three months ended March 31, 1998, noninterest income decreased $3,600, or 0.8%, from the prior year comparable period. This resulted from a decrease of $30,600, or 9.8%, in income from mortgage-banking activities that resulted from a decrease in net servicing income of $32,100 in the current period attributable to the amortization of the servicing asset. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Loan and other fees increased by $35,900, or 31.4%, from the prior year comparable period, primarily due to increases in NOW account fee income. Other noninterest income, net, decreased by $8,900, or 24.8%, from the previous year's comparable period, primarily due to a gain recognized on the sale of real estate in the prior period.

Noninterest expense for the three months ended March 31, 1998 increased by $76,700, or 3.7%, from the prior year comparable period. This was primarily the result of a $45,900, or 4.1%, increase in compensation and benefits attributable to increased staffing, employee 401K benefits, incentive bonuses paid, and salary and wage adjustments. In addition, other noninterest expense increased by $30,000, or 5.3%, primarily attributable to increased advertising expenses in the current period.

Part I   Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

The federal income tax provision for the three month period ended March 31, 1998 increased to an effective rate of 34.4% for the current period from an effective rate of 34.3% for the prior year comparable period.

RESULTS OF OPERATIONS    Nine months ended March 31, 1998
                         Compared to the nine months ended
                         March 31, 1997.

The Company's net income for the nine months ended March 31, 1998 was $3,896,300. This represents a 62.9% increase when compared with the prior year comparable period. The increase for the current period is primarily due to a one-time charge of approximately $1,708,000, or $1,127,000 after tax, representing a special assessment of 65.7 basis points on the Bank's deposits held as of March 31, 1995, as a result of the legislation enacted to recapitalize the Savings Association Insurance Fund. The Company's operating income excluding this assessment for the nine-month period ended March 31, 1997 was $3,519,200. Comparing this amount to earnings from operations for the nine-month period ended March 31, 1998 resulted in an increase of $377,100, or 10.7%, for the current year comparable period.

Net interest income for the nine months ended March 31, 1998 increased by $469,100, or 4.4%, resulting from an increase of $2,546,600, or 11.1%, in interest income that resulted from an increase of $43.7 million in the average balance of the loan and mortgage-backed securities portfolios along with an increase in the average balance of the investment portfolio of $1.7 million. This increased balance was partially offset by a 20 basis point decrease in the return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $42.2 million from the prior year comparable period. This increased balance, in addition to a 17 basis point increase in the average cost of funds for the current period, resulted in an overall increase in interest expense of $2,077,500, or 17.0%. Despite a decrease of 37 basis points in the Bank's interest-rate spread during the current period, as compared to the prior year comparable period, the Bank's net interest income increased due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the nine months ended March 31, 1998 and 1997, provisions for loan losses of $201,000 and $107,000, respectively, were recorded. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in

Part I   Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the nine months ended March 31, 1998, the Company experienced decreases in the levels of impaired loans and classified assets of $2.2 million and $0.9 million, respectively. Despite these decreases, growth in the loan portfolio of $27.5 million and net charge-offs of $115,000 made it necessary to record a provision for loan losses of $201,000 in the current
period.   For the nine months ended March 31, 1997, the Company experienced an increase in the level of impaired loans of $0.8 million, while classified assets remained approximately the same. The increase in impaired loans along with growth in the loan portfolio of $40.7 million and net charge-offs of $43,000 made it necessary to record a provision for loan losses of $107,000 in the period. At March 31, 1998, the allowance for loan losses was $2.7 million, which represented 130.2% of nonperforming loans and 0.7% of net loans.

For the nine months ended March 31, 1998, noninterest income increased $260,000, or 26.2%, from the prior year comparable period. This was primarily attributable to an increase of $168,300, or 33.5%, in income from mortgage-banking activities that resulted from an increase in gains on the sale of loans available for sale and mortgage-backed securities available for sale of $178,800 from the prior year comparable period, and a decrease in net servicing income of $10,500 in the current period attributable to the amortization of the servicing asset. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Loan and other fees increased by $58,900, or 16.5%, from the prior year comparable period primarily due to increases in NOW account fee income. Other noninterest income, net, increased by $32,800, or 24.3%, from the previous year's comparable period, primarily due to an increase in rental income in the current period.

Noninterest expense for the nine months ended March 31, 1998 decreased by $1.6 million, or 20.7%, from the prior year comparable period. This was primarily the result of the previously noted federal deposit insurance special assessment of $1,708,000. In addition, a $132,200, or 4.0%, increase in compensation and benefits was attributable to increased staffing, employee 401K benefits, incentive bonuses paid, and salary and wage adjustments.

Part I   Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

The federal income tax provision for the nine-month period ended March 31, 1998 decreased to an effective rate of 34.2% for the current period from an effective rate of 34.4% for the prior year comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 4% of the sum of net withdrawable savings and borrowings due within one year. The Bank's liquidity at March 31, 1998 was 9.6%. Management believes the Bank has sufficient liquidity to meet its operational needs.


Part I   Financial Information
Item 3

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the Company's interest rate risk position or any changes to how the Company manages its Asset/Liability position since June 30, 1997.


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a) PVF did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PVF Capital Corp.
                                       -----------------
                                         (Registrant)


Date:  May 12, 1998                     /s/ C. Keith Swaney
      ---------------                  -------------------------------
                                       C. Keith Swaney
                                       Vice President and Treasurer