Form 10-Q/A
period 1997-12-31
PVF CAPITAL CORP
filed 1998-08-25
CIK 928592

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20552

                                  FORM 10-Q/A

                               (Amendment No. 1)


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

See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1

                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             DECEMBER 31,                 DECEMBER 31,
                                                                      -------------------------    --------------------------
                                                                         1997           1996          1997           1996
Interest income
   Loans                                                              $8,227,571     $7,272,036    $16,101,911    $14,302,570
   Mortgage-backed securities                                             43,656         85,084         53,429        265,467
   Cash and investment securities                                        298,193        305,281        609,924        630,603
                                                                      ----------     ----------    -----------    -----------

      Total interest income                                            8,569,420      7,662,401     16,765,264     15,198,640
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------

Interest expense
   Deposits                                                            4,184,766      3,529,625      8,345,511      6,985,822
   Borrowings                                                            597,609        569,867      1,119,921      1,129,238

                                                                      ----------     ----------    -----------    -----------
      Total interest expense                                           4,782,375      4,099,492      9,465,432      8,115,060
                                                                      ----------     ----------    -----------    -----------

      Net interest income                                              3,787,045      3,562,909      7,299,832      7,083,580

Provisions for loan losses                                                50,000              0         95,000              0

                                                                      ----------     ----------    -----------    -----------
      Net interest income after provision for loan losses              3,737,045      3,562,909      7,204,832      7,083,580
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------

Noninterest income, net
   Service and other fees                                                127,413        119,879        264,548        241,592
   Mortgage banking activities, net                                      198,541        151,931        387,256        188,313
   Other, net                                                             41,071         23,042        140,657         98,940

                                                                      ----------     ----------    -----------    -----------
      Total noninterest income, net                                      367,025        294,852        792,461        528,845
                                                                      ----------     ----------    -----------    -----------

Noninterest expense
   Compensation and benefits                                           1,147,110      1,081,052      2,252,432      2,166,089
   Office, occupancy, and equipment                                      388,328        414,010        787,545        791,285
   Federal deposit insurance special assessment                                0              0              0      1,707,867
   Other                                                                 568,316        572,504      1,069,711      1,157,845

                                                                      ----------     ----------    -----------    -----------
      Total noninterest expense                                        2,103,754      2,067,566      4,109,688      5,823,086
                                                                      ----------     ----------    -----------    -----------

      Income before federal income tax provision                       2,000,316      1,790,195      3,887,605      1,789,339

Federal income tax provision                                             699,000        609,000      1,325,000        619,000

                                                                      ----------     ----------    -----------    -----------
      Net income                                                      $1,301,316     $1,181,195    $ 2,562,605    $ 1,170,339

Basic earnings per share                                              $     0.50     $     0.46    $      0.99    $      0.46
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------

Diluted earnings per share                                            $     0.48     $     0.43    $      0.95    $      0.43
                                                                      ----------     ----------    -----------    -----------
                                                                      ----------     ----------    -----------    -----------

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

Part I Financial Information
Item 1

5. In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which supersedes Accounting Principles Board (APB) No. 15, Earnings per Share, and replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was issued to simplify the computation of earnings per share and make the U.S. Standard more compatible with the earnings per share standards of other countries and that of the International Accounting Standards Committee (IASC). SFAS No.
128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The following table discloses pro forma EPS pursuant to SFAS No. 128 for the three and six months ended December 31, 1997 and December 31, 1996.

                                                                Three months ended December 31
                                                      1997                                              1996
                                     -----------------------------------------       ------------------------------------------
                                         Income        Shares      Per-Share             Income        Shares       Per-Share
                                       (Numerator)  (Denominator)    Amount            (Numerator)  (Denominator)     Amount
                                     -------------- -------------  -----------       -------------- -------------  ------------
Basic EPS
  Income available to
   common stockholders                 $1,301,316      2,626,555      $0.50            $1,181,195      2,555,562        $0.46

Effect of Dilutive Securities
  Stock options                                           97,998       0.02                              171,168         0.03

Diluted EPS
  Income available to
   common stockholders                 $1,301,316      2,724,553      $0.48            $1,181,195      2,726,730        $0.43


                                                                  Six months ended December 31
                                                      1997                                              1996
                                     -----------------------------------------       ------------------------------------------
                                         Income        Shares      Per-Share             Income        Shares       Per-Share
                                       (Numerator)  (Denominator)    Amount            (Numerator)  (Denominator)     Amount
                                     -------------- -------------  -----------       -------------- -------------  ------------
Basic EPS
  Income available to
   common stockholders                 $2,562,605      2,596,130      $0.99            $1,170,339      2,555,562        $0.46

Effect of Dilutive Securities
  Stock options                                           97,998       0.04                              171,168         0.03

Diluted EPS
  Income available to
   common stockholders                 $2,562,605      2,694,128      $0.95            $1,170,339      2,726,730        $0.43


6.   Recently Issued Accounting Standards

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


Date:  April  9, 1998                   /s/ C. Keith Swaney
      ------------------               ---------------------------------
                                       C. Keith Swaney
                                       Vice President and Treasurer