Form 10-K
period 1998-06-30
PVF CAPITAL CORP
filed 1998-09-23
CIK 928592

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K
(Mark One)
--
/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

--
/ /      TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------

                         COMMISSION FILE NUMBER 0-24948
                                PVF CAPITAL CORP.
                 -----------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                                                          34-1659805
----------------------------                                                          -------------------
(STATE OR OTHER JURISDICTION                                                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                                                     IDENTIFICATION NO.)

25350 ROCKSIDE ROAD, BEDFORD HTS., OHIO                                                       44146
--------------------------------------------                                          -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (440) 991-9600

             Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") System Small-Cap Market under the symbol "PVFC." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq System on August 31, 1998, was $36,832,152. For purposes of this calculation, it is assumed that directors, executive officers and 5% stockholders of the registrant are affiliates. As of August 31, 1998, the registrant had 3,990,808 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998. (Parts I, II and IV)

2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL

         PVF Capital Corp. ("PVF" or the "Company") announced the reorganization of Park View Federal Savings Bank ("Park View Federal" or the "Bank") into the holding company structure of ownership effective October 31, 1994. On that date, Park View Federal became a wholly owned subsidiary of PVF Capital Corp., and all issued and outstanding shares of common stock of the Bank were converted on a three-for-two basis into shares of common stock of PVF Capital Corp. PVF owns and operates Park View Federal Savings Bank and PVF Service Corporation ("PVFSC"), a real estate subsidiary, purchased by PVF from the Bank during fiscal 1995. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary, currently inactive, and three other subsidiaries chartered for future operation, but also currently inactive. Park View Federal is a federal stock savings bank operating through ten offices located in Cleveland and surrounding communities. Park View Federal has operated continuously for 78 years, having been founded as an Ohio chartered savings and loan association in 1920. Its deposits became federally insured in 1936. The Bank became federally chartered in 1950. On December 30, 1992, the Bank completed its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings bank (the "Conversion"), at which time it adopted its present name, Park View Federal. PVFSC was purchased by PVF to improve the Bank's regulatory capital ratio's and for the purpose of conducting real estate activities at the holding company level. PVF Capital Corp's main office is located at 2618 N. Moreland Boulevard, Cleveland, Ohio 44120 and its telephone number is (216) 991-9600.

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

         The Bank derives its income principally from interest earned on loans and, to a lesser extent, loan servicing and other fees, gains on the sale of loans and mortgage-backed securities and interest earned on investments. The Bank's principal expenses are interest expense on deposits and borrowings and non-interest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, FHLB advances, repayments of outstanding loans, sales of loans and mortgage-backed securities and operating revenues. The business of PVF consists primarily of the business of the Bank.

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

MARKET AREA

         The Bank conducts its business through ten offices located in Cuyahoga, Summit, Lake and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. At June 30, 1998, over 98% of the Bank's net loan portfolio and over 98% of the Bank's deposits were in the Bank's market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, and Summit Counties, where demographic growth has been stronger.

         The economy in the Cleveland area historically has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of service, financial and wholesale and retail trade industries.

LENDING ACTIVITIES

Loan Portfolio Composition

         The Bank's net loan portfolio, including mortgage-backed securities, totalled $373.6 million at June 30, 1998, representing 86.2% of total assets at such date. It is the Bank's policy to concentrate its lending in its market area. Single-family residential loans comprise the largest group of loans, amounting to $142.2 million, or 38.1% of the net loan portfolio at June 30, 1998. In addition, at June 30, 1998, construction loans totalled $96.1 million, or 25.7% of the net loan portfolio. At June 30, 1998, loans for the purchase of commercial real estate amounted to $94.6 million, or 25.3% of the net loan portfolio, at such date. The Bank also had $31.5 million of multi-family residential real estate loans and $30.5 million of land loans, most of the latter consisting of loans to acquire land on which the borrowers intended to construct single-family residences. The Bank also had $18.8 million outstanding in Home Equity Line of Credit loans. The remainder of the loan portfolio at June 30, 1998 consisted of $3.9 million in consumer loans, which included $213,000 in mobile home loans, $614,000 in loans secured by savings deposits, $20,000 in property improvement loans and $3.0 million of other consumer loans, which consist primarily of lines of credit and demand loans. In addition, mortgage-backed securities totaled $2.9 million at June 30, 1998.

     Set forth below is certain data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated. As of June 30, 1998, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                                                     AT JUNE 30,
                                                   1998                       1997                       1996
                                         ------------------------   -----------------------    -------------------------
                                           AMOUNT        PERCENT      AMOUNT       PERCENT      AMOUNT          PERCENT
                                           ------        -------      ------       -------      ------          -------
                                                                                                (DOLLARS IN THOUSANDS)
Real estate loans:
  Single-family residential (1) ......   $ 142,223         38.07%   $ 128,908         37.62%   $ 109,687         36.84%
  Multi-family residential ...........      31,493          8.43%      31,090          9.07%      30,607         10.28%
  Commercial .........................      94,588         25.32%      84,940         24.79%      72,543         24.36%
  Home equity lines of credit ........      18,762          5.02%      16,941          4.94%       8,749          2.94%
  Construction .......................      96,063         25.71%      82,611         24.11%      76,725         25.77%
  Land ...............................      30,462          8.15%      32,045          9.35%      30,686         10.31%
Mortgage-backed securities
  held for sale, net .................           0          0.00%           0          0.00%       7,963          2.67%
Mortgage-backed securities
  held to maturity ...................       2,949          0.79%         505          0.15%         629          0.21%
Consumer loans:
  Property improvement ...............          20          0.01%          34          0.01%          43          0.01%
  Passbook loans .....................         614          0.16%         615          0.18%         742          0.25%
  Mobile home ........................         213          0.06%         191          0.06%         328          0.11%
  Other ..............................       3,040          0.81%       2,756          0.80%       1,244          0.41%
                                         ---------                  ---------                  ---------
                                           420,427        112.53%     380,636        111.08%     339,946        114.16%
                                         ---------                  ---------                  ---------
Less:
  Accrued interest receivable ........       2,217          0.59%       2,097          0.61%       1,709          0.57%
  Deferred loan fees .................      (1,689)        -0 45%      (1,733)        -0.51%      (2,098)        -0.70%
  Unearned discount ..................         (36)        -0.01%         (48)        -0.01%        (165)        -0.06%
  Undisbursed discount FHLMC MBS .....         (16)         0.00%           0          0.00%        (158)        -0.05%
  Unrealized loss FHLMC MBS ..........           0          0.00%           0          0.00%        (234)        -0.08%
  Undisbursed portion of loan proceeds     (44,622)       -11.94%     (35,653)       -10.41%     (38,649)       -12.98%
  Market valuation reserve ...........           0          0.00%           0          0.00%         (13)         0.00%
  Allowance for possible loan losses .      (2,687)        -0.72%      (2,675)        -0.76%      (2,565)        -0.86%
                                         ---------                  ---------                  ---------
    Total other items ................     (46,833)       -12.53%     (38,012)       -11.08%     (42,173)       -14.16%
                                         ---------                  ---------                  ---------
  Total loans and mortgage-backed
     securities ......................   $ 373,594        100.00%   $ 342,624        100.00%   $ 297,773        100.00%
                                         =========                  =========                  =========

                                                    1995                       1994
                                         ------------------------   -------------------------
                                           AMOUNT        PERCENT       AMOUNT       PERCENT
                                           ------        -------       ------       -------

Real estate loans:
  Single-family residential (1) ......   $  98,203         38.56%   $  79,901         37.93%
  Multi-family residential ...........      39,531         15.52%      33,706         16.00%
  Commercial .........................      57,498         22.58%      53,347         25.33%
  Home equity lines of credit ........       3,314          1.30%           0          0.00%
  Construction .......................      61,653         24.21%      53,774         25.53%
  Land ...............................      18,318          7.19%      16,488          7.83%
Mortgage-backed securities
  held for sale, net .................         989          0.39%           0          0.00%
Mortgage-backed securities
  held to maturity ...................       2,747          1.08%           0          0.00%
Consumer loans:
  Property improvement ...............          76          0.03%         103          0.05%
  Passbook loans .....................         999          0.39%         842          0.40%
  Mobile home ........................         519          0.20%         833          0.40%
  Other ..............................         701          0.27%         486          0.23%
                                         ---------                  ---------
                                           284,548        111.72%     239,480        113.70%
                                         ---------                  ---------
Less:
  Accrued interest receivable ........       1,589          0.62%       1,083          0.51%
  Deferred loan fees .................      (1,811)        -0.71%      (1,583)        -0.75%
  Unearned discount ..................        (336)        -0.13%        (347)        -0.16%
  Undisbursed discount FHLMC MBS .....          (2)         0.00%           0          0.00%
  Unrealized loss FHLMC MBS ..........           0          0.00%           0          0.00%
  Undisbursed portion of loan proceeds     (26,891)       -10.56%     (25,058)       -11.90%
  Market valuation reserve ...........           0          0.00%        (871)        -0.41%
  Allowance for possible loan losses .      (2,402)        -0.94%      (2,075)        -0.99%
                                         ---------                  ---------
    Total other items ................     (29,853)       -11.72%     (28,851)       -13.70%
                                         ---------                  ---------
  Total loans and mortgage-backed
     securities ......................   $ 254,695        100.00%   $ 210,629        100.00%
                                         =========                  ========


-------------------------

(1) Includes loans held for sale in the amounts of $1.6 million, $0.7 million, $11.2 million, $4.5 million, and $4.0 million at June 30, 1998, 1997, 1996,
     1995, and 1994 respectively.

         The following table presents at June 30, 1998 the amounts of loan principal repayments scheduled to be received by the Bank during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below.



                                         DUE DURING                                DUE ONE
                                          THE YEAR                              THROUGH FIVE                         DUE FIVE YEARS
                                           ENDING                                YEARS AFTER                         OR MORE AFTER
                                          JUNE 30,                                JUNE 30,                              JUNE 30,
                                            1999                                    1998                                  1998
                                         ----------                             ------------                            --------
                                                                               (IN THOUSANDS)

Real estate mortgage loans.............   $176,201                                $162,070                               $28,503

Consumer loans.........................      3,594                                     153                                   140
                                          --------                                --------                                -------
    Total..............................   $179,795                                $162,223                                $28,643
                                          ========                                ========                                =======

         The following table apportions the dollar amount of the loans due or repricing after June 30, 1999 between those with predetermined interest rates and those with adjustable interest rates.

                                                                         FLOATING OR
                                           PREDETERMINED RATES         ADJUSTABLE RATES           TOTAL
                                           -------------------         ----------------           -----
                                                                     (IN THOUSANDS)

Real estate mortgage loans...................  $27,559                     $163,014             $190,573
Consumer loans...............................      293                            0                  293
                                               -------                     --------             --------
    Total....................................  $27,852                     $163,014             $190,866
                                               =======                     ========             ========

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

         The Bank originates all fixed-rate, single-family mortgage loans in conformity with FHLMC (the "FHLMC") and FNMA (the "FNMA") guidelines so as to permit their being swapped with the FHLMC or the FNMA in exchange for mortgage-backed securities secured by such loans or their sale in the secondary market. All such loans are sold or swapped, as the case may be, with servicing retained, and are sold in furtherance of the Bank's goal of better matching the maturities and interest rate-sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells or converts into mortgage-backed securities, and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

         The following table shows total loan origination and sale activity during the periods indicated.

                                                                    YEAR ENDED JUNE 30,
                                                         ---------------------------------------
                                                           1998         1997              1996
                                                           ----         ----              ----
                                                                    (IN THOUSANDS)
Loans originated:
  Real estate:........................................
    Residential and commercial (1)....................   $111,912       $ 81,707        $ 44,944
    Construction (1)..................................     97,569         88,936          90,899
    Land..............................................     16,237         18,818          19,038
  Passbook loans......................................        308            435             410
  Other...............................................         29            467           1,157
                                                         --------       --------        --------
    Total loans originated............................   $226,055       $190,363        $156,448
                                                         ========       ========        ========

Loans refinanced......................................   $ 16,210       $ 16,193        $ 20,533
                                                         ========       ========        ========
Loans and mortgage-backed securities sold.............   $ 81,294       $ 58,618        $ 48,435
                                                         ========       ========        ========

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

         Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. The Bank currently originates fixed-rate, residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that adjust after five or seven years to a rate which is 0.5% above the FHLMC 60 day delivery rate, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 1998, $142.2 million, or 38.1%, of the Bank's net loan and mortgage-backed securities portfolio consisted of single-family, conventional mortgage loans, of which approximately $126.0 million, or 88.6%, carried adjustable interest rates. Included in this amount are $3.1 million in second mortgage loans. Such loans are for terms of up to fifteen years and adjust annually to a rate which is 3.75% above the treasury rate. Any such loans having fixed rates are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.

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

         Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank's multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three years based upon changes in the Treasury Rate, plus a negotiated margin of between 3.0% and 3.5%. Commercial and multi-family residential real estate loans amounted to $126.1 million, or 33.8%, of the total loan and mortgage-backed securities portfolio at June 30, 1998.

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

         Construction Loans. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered only on an adjustable rate basis. Interest rates on residential construction loans made to the eventual occupant are set at the prime rate plus 2%, and are fixed for the construction term. Interest rates on residential construction loans to builders are set at the prime rate plus 2%, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 18 months. Advances are generally paid directly to subcontractor's and suppliers and are made on a percentage of completion basis. At June 30, 1998, $96.1 million or 25.7%, of the Bank's total loan and mortgage-backed securities portfolio consisted of construction loans, virtually all of which were secured by single-family residences.

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

         Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well-known to the Bank, and it obtains the financial statements and personal guarantees of such builders and developers. The Bank also requires feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to the lesser of 80% of the estimated gross sell out value or 100% of the discounted value. If land is being acquired, the amount of the loan to be used for such purposes is limited to 75% of the cost of the land. All of these loans originated are within the Bank's market area. The Bank had $30.5 million, or 8.2% of its net loan and mortgage-backed securities portfolio, in land loans at June 30, 1998.

         Home Equity Line of Credit Loans. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5 year review and renewal option followed by a balloon payment. The rate adjusts monthly to a rate ranging from the prime lending rate to prime plus 0.5%. At June 30, 1998, the Bank had $18.8 million in home equity lines of credit, which amounted to 5.0% of its net loan portfolio.

Mortgage Banking Activity

         In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 1998, the Bank reported net loan servicing fee income of $385,620, and was servicing $233.9 million of loans for others. The reduction in net servicing income is due primarily to the Bank's adoption of FASB 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, whereby servicing rights are capitalized and amortized on a level yield basis over the projected life of the underlying loans. See note 5 of notes to Consolidated Financial Statements. The Bank has been able to keep delinquencies on loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate, single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.

         On August 18, 1995, the Bank sold $146.0 million in FHLMC servicing to PVF and recognized no gain due to the transaction being an intercompany sale. PVF then entered into an agreement with the Bank to service the underlying loans for $8.00 per loan monthly. PVF borrowed $1.2 million to finance the purchase of this servicing. The servicing income from these loans will provide sufficient funds to pay the servicing fee to the Bank. At June 30, 1998 the Bank was servicing $94.7 million in FHLMC loans for PVF.

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

         At June 30, 1998 and June 30, 1997, the Bank had $1,645,000 and $710,000 of fixed rate single family mortgage loans available for sale. In connection with these activities the Bank establishes a mortgage banking reserve for market valuation losses. See Note 5 of Notes to Consolidated Financial Statements.

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

         The following table sets forth information with respect to the Bank's non-performing loans and other problem assets at the dates indicated. During the periods shown, the Bank had no material restructured loans.

                                                                                   At June 30,
                                                                --------------------------------------------------
                                                                  1998     1997      1996         1995        1994
                                                                 ------   ------    ------       ------      -----
                                                                                    (Dollars in thousands)
Non-accruing loans (1):
Real estate...................................................  $3,268     $4,097     $2,272     $3,497     $3,274
  Consumer loans..............................................      15         40         80        109        151
                                                                ------     ------     ------     ------     ------
    Total.....................................................  $3,283     $4,137     $2,352     $3,606     $3,425
                                                                ======     ======     ======     ======     ======

Accruing loans which are
  contractually past due 90
  days or more:
    Real estate...............................................  $  163     $  476     $   95     $1,028     $  891
                                                                ------     ------     ------     ------     ------
      Total...................................................  $  163     $  476     $   95     $1,028     $  891
                                                                ======     ======     ======     ======     ======

    Total nonaccrual and 90 days
      past due loans..........................................  $3,446     $4,613     $2,447     $4,634     $4,316
                                                                ======     ======     ======     ======     ======

Ratio of non-performing loans to total loans
  and mortgage-backed securities..............................    0.92%      1.35%      0.82%      1.81%      2.05%
                                                                ======     ======     ======     ======     ======

Other non-performing assets (2)...............................     699          0         53     $    0     $   20
                                                                ======     ======     ======     ======     ======

Total non-performing assets...................................  $4,145     $4,613     $2,500     $4,634     $4,336
                                                                ======     ======     ======     ======     ======

Total non-performing assets to
  total assets...............................................     0.96%      1.24%      0.75%      1.47%      1.82%
                                                                ======     ======     ======     ======     ======

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

         It is the Bank's policy to classify as non-accruing any loan where less than the full required interest payment is made and to not record into income such partial interest payments. During the year ended June 30, 1998, gross interest income of $205,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the period. At June 30, 1998, the Bank had no restructured loans.


         At June 30, 1998, non-accruing loans consisted of 36 loans totalling $3.3 million, and included 17 conventional mortgage loans aggregating $1.2 million, 3 land loans in the amount of $0.7 million, 5 construction loans in the amount of $0.5 million, 1 commercial loan in the amount of $0.5 million, 3 multi-family loans in the amount of $0.3 million, and 7 consumer loans aggregating $15,000. All non-accruing consumer loans at June 30, 1998 were mobile home loans. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb potential losses on these loans.

         Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 1998, the Bank had 2 real estate owned properties totaling $0.7 million. The properties consist of developed residential lots.

         Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." The Bank has established an Asset Classification Committee, which is comprised of the Chairman of the Board, the Chief Financial Officer and senior employees of the Bank. The Asset Classification Committee meets quarterly to review the Bank's loan portfolio and determine which loans should be placed on a "watch-list" of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. At June 30, 1998, total non-accrual and 90 days past due loans and other non-performing assets were $3.4 million, of which amount approximately $3.3 million were classified as substandard and $23,000 were classified as loss. For additional information, see " -- Non-Performing Loans and Other Problem Assets" and Note 4 of Notes to Consolidated Financial Statements.

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



         The following table summarizes the activity in the allowance for loan losses for the periods indicated.

                                                                      YEAR ENDED JUNE 30,
                                                   -------------------------------------------------------
                                                     1998        1997        1996        1995         1994
                                                   --------    --------    --------    --------     ------
                                                                          (IN THOUSANDS)

Balance at beginning of year....................    $2,675      $2,565      $2,402      $2,075      $2,738
                                                    ------      ------      ------      ------      ------

Charge-offs:
  Mortgage loans................................       238         174         241          77         140
  Consumer loans (1)............................         0          24          24          18          23
                                                    ------      ------      ------      ------      ------
    Total charge-offs...........................       238         198         265          95         163
                                                    ------      ------      ------      ------      ------

Recoveries:
  Mortgage loans................................         4         117           5           4           0
  Consumer loans (1)............................         0           4           6           2           0
                                                    ------      ------      ------      ------      ------
    Total recoveries............................         4         121          11           6           0
                                                    ------      ------      ------      ------      ------

Net charge-offs.................................       234          77         254          89         163
                                                    ------      ------      ------      ------      ------

Transfer to mortgage banking reserve............         0           0           0           0         500

Provision charged to income.....................       246         187         417         416           0
                                                    ------      ------      ------      ------      ------

Balance at end of year..........................    $2,687      $2,675      $2,565      $2,402      $2,075
                                                    ======      ======      ======      ======      ======

Ratio of net charge-offs during
  the year to average loans
  outstanding during the year...................       0.0%        0.0%        0.0%        0.0%        0.1%
                                                    ======      ======      ======      ======      ======
---------------------
(1) Consists primarily of mobile home loans.

          The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                                                   AT JUNE 30,
                                              1998                        1997                        1996
                                    ------------------------    ------------------------    ------------------------
                                             % OF LOANS IN               % OF LOANS IN               % OF LOANS IN
                                             CATEGORY TO                 CATEGORY TO                 CATEGORY TO
                                             TOTAL NET LOANS             TOTAL NET LOANS             TOTAL NET LOANS
                                    AMOUNT   OUTSTANDING        AMOUNT   OUTSTANDING        AMOUNT   OUTSTANDING
                                    ------   -----------        ------   -----------        ------   -----------
                                                                                             (DOLLARS IN THOUSANDS)

Mortgage Loans:
  Single-family.................    $  925       57.19%         $  899       56.19%         $  977       53.49%
  Multi-family..................       203        8.44%            291        9.00%            163       10.51%
  Commercial....................     1,227       25.19%            990       24.54%            968       24.71%
  Land..........................       230        8.16%            361        9.26%            210       10.52%
  Unallocated...................         0        0.00%              0        0.00%            123        0.00%
                                    ------      -------         ------      -------         ------      -------
    Total mortgage loans........    $2,585       98.98%         $2,541       98.99%         $2,441       99.23%
                                    ======      =======         ======      =======         ======      =======

Consumer loans (1)..............       102        1.02%            134        1.01%            124        0.77%
                                    ------      -------         ------                      ------      -------
  Total allowance for
    loan losses.................    $2,687      100.00%         $2,675      100.00%         $2,565      100.00%
                                    ======      =======         ======      =======         ======      =======

                                                   1995                        1994
                                         ------------------------    ------------------------
                                                  % OF LOANS IN               % OF LOANS IN
                                                  CATEGORY TO                 CATEGORY TO
                                                  TOTAL NET LOANS             TOTAL NET LOANS
                                         AMOUNT   OUTSTANDING        AMOUNT   OUTSTANDING
                                         ------   -----------        ------   -----------

Mortgage Loans:
  Single-family.................         $  857       54.27%         $  743       50.34%
  Multi-family..................            295       15.36%            188       15.91%
  Commercial....................            940       22.42%            636       25.03%
  Land..........................            154        7.11%            168        7.75%
  Unallocated...................              0        0.00%            109        0.00%
                                         ------      -------         ------      -------
    Total mortgage loans........         $2,246       99.16%         $1,844       99.03%
                                         ======      =======         ======      =======

Consumer loans (1)..............            156        0.84%            231        0.97%
                                         ------      -------         ------      -------
  Total allowance for
    loan losses.................         $2,402      100.00%         $2,075      100.00%
                                         ======      =======         ======      =======

---------------
(1) Consists of property improvement loans and mobile home loans.

INVESTMENT ACTIVITIES

         Park View Federal is required under federal regulations to maintain a minimum amount of liquid assets, which can be invested in specified short-term securities, and is also permitted to make certain other investments. See "Regulation -- Liquidity Requirements". Park View Federal maintains a liquidity portfolio well in excess of the amount required to satisfy regulatory requirements. The Bank's liquidity ratio of 13.4% at June 30, 1998 exceeded the 4% regulatory requirement. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

         Park View Federal's investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers' acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal's investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 1998, Park View Federal had investments in agency notes, federal funds sold, FHLB of Cincinnati stock and interest-bearing deposits in other financial institutions.

         The Bank reports its investments, other than marketable equity securities and securities available for sale, at cost as adjusted for discounts and unamortized premiums. The Bank has the intent and ability and generally holds all securities until maturity. Any FHLMC mortgage-backed securities created from loans originated by the Bank for sale will be designated available for sale. For additional information see Notes 1 and 2 of Notes to Consolidated Financial Statements.

         At present, management is not aware of any conditions or circumstances which could impair its ability to hold its remaining securities to maturity.

         The following table sets forth the carrying value of the Bank's securities portfolio, short-term investments and FHLB of Cincinnati stock at the dates indicated. At June 30, 1998, the fair market values of the Bank's securities portfolio was $27.8 million.

                                                                 AT JUNE 30,
                                                       1998           1997           1996
                                                     -------        -------        ------
                                                                (IN THOUSANDS)
Investment securities:
  U.S. Government and agency securities............  $27,800        $13,995        $14,094
                                                     -------        -------        -------
      Total securities.............................   27,800         13,995         14,094

Interest-bearing deposits..........................      394            445            245
Federal funds sold.................................   20,375          1,375          6,875
FHLB of Cincinnati stock...........................    3,508          2,762          1,880
                                                     -------        -------        -------
    Total investments..............................  $52,077        $18,577        $23,094
                                                     =======        =======        =======

        The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's securities at June 30, 1998.

                                                                        AT JUNE 30, 1998
                        -------------------------------------------------------------------------------------------
                            ONE YEAR                 ONE TO FIVE             FIVE TO 10              MORE THAN
                             OR LESS                   YEARS                   YEARS                 10 YEARS
                        ------------------       -------------------    ------------------     --------------------
                        FAIR       AVERAGE       FAIR       AVERAGE     FAIR       AVERAGE     FAIR        AVERAGE
                        VALUE       YIELD        VALUE       YIELD      VALUE       YIELD      VALUE        YIELD
                        -------    -------       -------    -------     -------    -------     -------     -------
                                                                     (DOLLARS IN THOUSANDS)

U.S. Government and
 agency securities....   $ 5,000     6.36%        $13,000     6.33%     $ 9,800     6.42%      $     0     0.00%
Deposits(1)...........    20,769     5.51%              0     0.00%           0     0.00%            0     0.00%
FHLB stock............         0     0.00%              0     0.00%           0     0.00%        3,508     7.25%
                         -------                  -------               -------                -------
  Total...............   $25,769     5.67%        $13,000     6.33%     $ 9,800     6.42%      $ 3,508     7.25%
                         =======                  =======               =======                =======

                        ----------------------------

                                TOTAL SECURITIES
                        ----------------------------
                        FAIR        MARKET   AVERAGE
                        VALUE       VALUE     YIELD
                        ------      -----     -----


U.S. Government and
 agency securities....  $27,800    $27,763      6.37%
Deposits(1)...........   20,769     20,769      5.51%
FHLB stock............    3,508      3,508      7.25%
                        -------    -------
  Total...............  $52,077    $52,040      6.08%
                        =======    =======

---------------
(1) Includes interest-bearing deposits at other financial institutions and federal funds sold.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, Park View Federal derives funds from loan principal and interest repayments, maturities of securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes.

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

         The Bank's deposits have remained stable with moderate growth experienced during the fiscal year ended June 30, 1998. Deposit balances totalled $344.3 million, $288.3 million, and $271.0 million at the fiscal years ended June 30, 1998, 1997, and 1996 respectively.

         Deposits in the Bank as of June 30, 1998 were represented by the various programs described below.

WEIGHTED
AVERAGE                                                                                             PERCENTAGE
INTEREST                                                       MINIMUM          BALANCE IN           OF TOTAL
 RATE                              CATEGORY                    BALANCE           THOUSANDS           DEPOSITS
-------                            --------                    -------          ----------          ----------
2.00%                  NOW accounts                            $   50             $ 17,570              5.10%
2.75%                  Passbook statement accounts                  5               31,844              9.25%
3.88%                  Money market accounts                    1,000                7,187              2.09%
0.00%                  Non-interest-earning demand accounts        50                6,262              1.82%
                                                                                  --------            -------
                                                                                  $ 62,863             18.26%
                                                                                  --------            -------

                       CERTIFICATES OF DEPOSIT
                       -----------------------
5.62%                  3 months or less                           500               72,027             20.93%
5.64%                  3 - 6 months                               500               35,562             10.33%
5.95%                  6 - 12 months                              500              103,971             30.20%
6.45%                  1 - 3 years                                500               66,006             19.18%
6.25%                  More than three years                      500                3,800              1.10%
                                                                                  --------            -------

5.95%                    Total certificates of deposit                            $281,366             81.74%
                                                                                  --------            -------

5.31%                    Total deposits                                           $344,229            100.00%
                                                                                  ========            =======

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                     AT JUNE 30, 1998                            AT JUNE 30, 1997
                                           -------------------------------------        --------------------------------------
                                                                         Increase                                      Increase
                                                                        (Decrease)                                    (Decrease)
                                                            % of        From Prior                       % of         From Prior
                                           Balance        Deposits         Year          Balance       Deposits          Year
                                           -------        --------      ---------       --------       --------       ----------
                                                                                              (Dollars in thousands)

NOW checking (1)........................   $ 23,832         6.92%       $ 3,556         $ 20,276         7.03%        $   220
Super NOW checking and money market.....      7,187         2.09%         1,879            5,308         1.84%             29
Passbook and regular savings............     31,844         9.25%           258           31,586        10.96%           (297)
Jumbo certificates......................     57,328        16.65%        13,839           43,489        15.09%         11,566
Other certificates......................    185,045        53.76%        34,060          150,985        52.38%          4,945
Keogh accounts..........................        209         0.06%        (1,789)           1,998         0.69%           (263)
IRA accounts............................     38,784        11.27%         4,156           34,628        12.01%          1,025
                                           --------       -------       -------         --------                      -------
    Total...............................   $344,229       100.00%       $55,959         $288,270       100.00%        $17,225
                                           ========       =======       =======         ========       =======        =======

                                              AT JUNE 30, 1996
                                           ----------------------


                                                           % of
                                           Balance       Deposits
                                           -------       --------


NOW checking (1)........................   $ 20,056        7.40%
Super NOW checking and money market.....      5,279        1.95%
Passbook and regular savings............     31,883       11.76%
Jumbo certificates......................     31,923       11.78%
Other certificates......................    146,040       53.88%
Keogh accounts..........................      2,261        0.83%
IRA accounts............................     33,603       12.40%
                                           --------
    Total...............................   $271,045      100.00%
                                           ========      =======

-------------
(1)  Includes non-interest-bearing demand accounts.


         The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.

                                                                             FOR THE YEAR ENDED JUNE 30,
                        -----------------------------------------------------------------------------------------
                                         1998                                           1997
                        ----------------------------------------        --------------------------------------
                        INTEREST-                                       INTEREST-
                         BEARING                                         BEARING
                         DEMAND         SAVINGS            TIME          DEMAND         SAVINGS           TIME
                        DEPOSITS        DEPOSITS         DEPOSITS       DEPOSITS        DEPOSITS        DEPOSITS
                        --------        --------         --------       --------        --------        --------
                                                                                 (DOLLARS IN THOUSANDS)

Average balance........ $21,628         $31,634          $264,348       $19,631         $31,549         $218,301

Average rate paid......   2.77%            2.75%             5.90%         2.70%           2.75%            5.75%

                        ----------------------------------------
                                           1996
                        ----------------------------------------
                        INTEREST-
                         BEARING
                         DEMAND         SAVINGS          TIME
                        DEPOSITS        DEPOSITS        DEPOSITS
                        --------        --------        --------


Average balance........ $17,703         $31,399         $221,872

Average rate paid......    2.34%           2.76%            6.13%

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

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.

                                                                            CERTIFICATES
      MATURITY PERIOD                                                        OF DEPOSIT
                                                                           (IN THOUSANDS)

      Three months or less...............................................    $19,598
      Three through six months...........................................      7,542
      Six through 12 months..............................................     22,351
      Over 12 months.....................................................     14,666
                                                                             -------
               Total.....................................................    $64,157
                                                                             =======

         BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the Federal Home Loan Bank of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $20 million and $40 million respectively, that were not drawn upon at June 30, 1998. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.

         The following table sets forth certain information regarding the Bank's advances from the FHLB of Cincinnati for the periods indicated:

                                                                    YEAR ENDED JUNE 30,
                                                           1998           1997            1996
                                                         ---------      --------        ------
                                                                    (DOLLARS IN THOUSANDS)
Maximum amount outstanding at any
  month end...........................................   $67,852        $54,412         $27,482

Approximate average outstanding balance...............    40,240         41,083          10,623

Approximate weighted average rate
  paid (1)............................................      5.84%          5.78%           5.13%

---------------------
(1) Computed from average monthly balances.

         The weighted average rates outstanding on FHLB advances was 5.71%, 5.83% and 5.46% at June 30, 1998, 1997 and 1996, respectively.

         At June 30, 1998, 1997, and 1996, PVFSC had one note payable for $1.1 million, $1.7 million and $1.7 million, respectively, collateralized by real estate and guaranteed by PVF. At June 30, 1997 and 1996 PVF had one note payable for $0.6 million and $1.0 million, respectively, collateralized by mortgage servicing rights. See Note 9 of Notes to Consolidated Financial Statement.

SUBSIDIARY ACTIVITIES

         Savings associations are reguired to deduct from regulatory capital calculations their investment in and extensions of credit to service corporations engaged in activities not permissible for a national bank. The land acquisition and development activities of PVFSC are not permissible for national banks. As a result, the Bank's net investment in and extensions of credit to PVFSC must be deducted from capital in their entirety. It was for this reason that PVF purchased the stock of PVFSC from Park View Federal. The effect of this transaction to the Bank was to increase GAAP capital by $785,000 and eliminate the Bank's net investment in and deduction for PVF Service Corp.
from its books, thus increasing regulatory capital by $1.2 million.

         The Bank is required to give the FDIC and the Director of OTS 30 days prior notice before establishing or acquiring a new subsidiary or commencing a new activity through an existing subsidiary. Both the FDIC and the Director of OTS have the authority to prohibit the initiation or to order the termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

         As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1998, Park

View Federal was authorized to invest up to approximately $13.0 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

         PVF has two subsidiaries, Park View Federal and PVFSC, which is engaged in the activities of land acquisition and development. At June 30, 1998, PVFSC had an investment in two properties aggregating $938,000, described below. In addition PVF has three non-active subsidiaries, PVF Community Development Corp., PVF Mortgage Corp., and Mid Pines Land Company, which have been chartered for future activity.

         MID PINES. Mid-Pines consists of two adjacent parcels of land aggregating 257 acres in Solon, Ohio. In 1983, PVFSC acquired a 150 acre parcel from the Bank, which property the Bank acquired in foreclosure. The 150 acre parcel included 85 acres of vacant land and a 65 acre golf course. PVFSC acquired the additional 107 acre parcel of land in 1985 for $150,000. PVFSC acquired the properties as an investment. Mid Pines had a net book value of $903,000 at June 30, 1998.

         In March of 1998 PVF Service Corp. entered into an option agreement with Cameratta Properties Limited for the purchase of its 257 acre parcel of land in Solon, Ohio for $5 million. The option agreement provides for the payment of a non-refundable deposit of $500,000. If the buyer for any reason fails to complete the purchase within one year, the buyer would forfeit the deposit. Completion of the purchase is dependent upon voter approval in November, 1998 of the planned development project. If the purchase is completed as provided in the contract, an after tax gain of approximately $2.5 million is expected.

         DEER LAWN FARMS. At June 30, 1998, Deer Lawn Farms, Solon, Ohio, had a net book value of $35,000. PVF estimates the fair market value of the two remaining lots to approximate book value at June 30, 1998.


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

EMPLOYEES

         As of June 30, 1998, PVF and its subsidiaries had 110 full-time employees and 27 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

                             REGULATION OF THE BANK

         GENERAL. As a savings institution, Park View Federal is subject to extensive regulation by the OTS, and its deposits are insured by the SAIF, which is administered by the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of SAIF-insured savings institutions. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere herein.

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

         The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer loans, residential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. Under the risk-based capital requirement, a savings institution is required to maintain total capital, consisting of core capital plus certain other components, including general valuation allowances, equal to 8.0% of risk-weighted assets. At June 30, 1998 the Bank's risk-weighted assets were $313.9 million, and its total regulatory capital was $34.3 million, or 10.9% of risk-weighted assets.

         The table below presents the Bank's capital position at June 30, 1998, relative to its various minimum regulatory capital requirements.

                                                                     AT JUNE 30, 1998
                                                                   ----------------------

                                                                              PERCENT OF
                                                                   AMOUNT     ASSETS (1)
                                                                   ------     ----------
                                                                   (DOLLARS IN THOUSANDS)

                       Tangible Capital........................... $31,727        7.21%
                       Tangible Capital Requirement...............   6,601        1.50
                                                                   -------       -----
                         Excess .................................. $25,126        5.71%
                                                                   =======       =====

                       Tier 1/Core Capital........................ $31,727        7.21%
                       Tier 1/Core Capital Requirement............  17,603        4.00
                                                                   -------       -----
                         Excess .................................. $14,124        3.21%
                                                                   =======       =====

                       Tier 1 Risk-Based Capital.................. $31,727       10.11%
                       Tier 1 Risk-Based Capital Requirement......  12,557        4.00
                                                                   -------       -----
                         Excess .................................. $19,170        6.11%
                                                                   =======       =====

                       Risk-Based Capital......................... $34,324       10.93%
                       Risk-Based Capital Requirement.............  25,113        8.00
                                                                   -------       -----
                         Excess................................... $ 9,211        2.93%
                                                                   =======       =====

                       -------------
                       (1)    Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements,  and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

         OTS risk-based capital regulations require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. At June 30, 1998 the Bank had no interest rate risk component deduction from total capital.


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

         SAFETY AND SOUNDNESS STANDARDS. Interagency Guidelines Establishing Standards for Safety and Soundness require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Additionally, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the Bank meets substantially all the standards adopted in the interagency guidelines.

         FEDERAL HOME LOAN BANK SYSTEM. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 1998 of $3.5 million.

         The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance. At June 30, 1998, the Bank had $46.3 million in advances outstanding from the FHLB of Cincinnati. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

         LIQUIDITY REQUIREMENT. Park View Federal generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. Park View Federal also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of Park View Federal at June 30, 1998 was 13.4%.

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

         To meet the QTL test, an institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans,
(ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. At June 30, 1998, the Bank qualified as a QTL.

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

         The Bank believes that its current lending policies conform to the Interagency Guidelines.

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

         In past semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits, based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $1,707,867, during the fiscal year ended June 30, 1997.

         The FDIC has lowered the regular semi-annual SAIF assessment rates by establishing a base assessment rate schedule ranging from 4 to 31 basis points effective October 1, 1996. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.44 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

         FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves as follows: no reserves are required on the first $4.7 million of transaction accounts, reserves equal to 3% on the next $47.8 million of transaction accounts, plus 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At June 30, 1998, Park View Federal met its reserve requirements.

         INTERSTATE AND INTERINDUSTRY ACQUISITIONS. OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a "domestic building and loan association" under ?7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

         The Federal Reserve Board may permit the acquisition of a savings institution by a bank holding company. In approving an application by a bank holding company to acquire a savings institution, the Federal Reserve Board is prohibited from imposing restrictions on tandem operations of the subsidiary savings institution and its holding company affiliates except as required under Sections 23A and 23B of the Federal Reserve Act, as amended.

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

         LOANS-TO-ONE-BORROWER LIMITATIONS. Under federal law, loans and extensions of credit outstanding at one time to a person shall not exceed 15% of the unimpaired capital and surplus of the savings association. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. Applicable law authorizes savings associations to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with the fully phased-in capital standards of FIRREA; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. FIRREA also authorizes a savings association to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus.

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

         Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. ? 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.


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

STATE INCOME TAXATION

         The Company is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital was taxed at a rate of 1.5% for fiscal years 1998, 1997 and 1996. Recent Ohio legislation will change the methodology for the computation of net worth in the future, as well as the rate of tax on financial institutions.

ITEM 2.  PROPERTIES

         The following table sets forth the location and certain additional information regarding the Company's offices at June 30, 1998.

                                  YEAR                             NET BOOK         OWNED OR         APPROXIMATE
                                 OPENED/           TOTAL           VALUE AT          LEASED/           SQUARE
LOCATION                        ACQUIRED         DEPOSITS        JUNE 30, 1997     EXPIRATION          FOOTAGE
--------                        --------         --------        -------------     ----------          -------
                                                            (DOLLARS IN THOUSANDS)
MAIN OFFICE:

2618 N. Moreland Blvd.            1963            $40,345           $   382           Owned            16,800
Cleveland, Ohio

BRANCH OFFICES:

2111 Richmond Road                1967             56,184               117           Lease             2,750
Beachwood, Ohio                                                                      3/1/99

25350 Rockside Road               1969             54,411                53           Lease            14,400
Bedford Heights, Ohio                                                                3/1/03

11010 Clifton Blvd.               1974             24,984                10           Lease             1,550
Cleveland, Ohio                                                                      8/1/05

7448 Ridge Road                   1979             32,533                 0           Lease             3,200
Parma, Ohio                                                                         10/11/97

6990 Heisley Road                 1994             30,972                22           Lease             2,400
Mentor, Ohio                                                                        10/25/98

1456 SOM Center Road              1995             31,137               227           Lease             2,200
Mayfield Heights, Ohio                                                               9/30/04


497 East Aurora Road              1994             23,253                46           Lease             2,400
Macedonia, Ohio                                                                      9/30/04

8500 Washington Street            1995             26,020                88           Lease             2,700
Chagrin Falls, Ohio                                                                 11/30/04

408 Water Street                 1997              24,390               350           Lease             2,800
Chardon, Ohio                                                                        8/31/02

         At June 30, 1998 the net book value of the Bank's premises, furniture, fixtures and equipment was $2.3 million. See Note 6 of Notes to Consolidated Financial Statements for further information.

         The Company also owns real estate in the City of Solon, Ohio. See Subsidiary Activities for further information.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

         From time to time, the Company and/or the Bank is a party to various legal proceedings incident to its business. There are no other material legal proceedings to which the Bank or PVF is a party or to which any of their property is subject except as set forth below.

         Various subsidiaries of the Company are parties to lawsuits related to the Company's efforts, which have since been suspended, to develop a business offering financial planning advice and the sale of mutual funds and insurance products on any agency basis. The entities named in the lawsuits are the Bank and two other entities, PVF Financial Planning Inc.("PVFFP") and Emissary Financial Group, Inc.("Emissary"), which are majority-owned subsidiaries of the Company's wholly owned subsidiary, PVF Holdings, Inc. The Company's proposed business plan called for PVFFP to establish offices in certain of the Bank's locations, from which offices PVFFP would provide financial planning advice to customers and sell insurance and mutual fund products to those customers on an agency basis. Emissary was proposed to act as a broker dealer that would execute any trades directed by PVFFP and by entities unrelated to PVFFP or the Company. Through PVF Holdings, Inc., the Company invested a total of $300,000 in PVFFP and Emissary, virtually all of which was invested in Emissary. The other investor in PVFFP and Emissary was to be an individual named Gregory Shefchuk. Mr. Shefchuk owned a financial planning service that traded through Money Concepts Capital Corp.("Money Concepts"), a broker dealer based in Chicago, Illinois. Mr. Shefchuk intended to utilize Emissary as the broker dealer for his proposed activities with PVFFP.

         Shortly after PVFFP and Emissary commenced operations, officers of the Bank learned of alleged improprieties regarding other businesses operated by Mr. Shefchuk, including allegations that his other business entities misappropriated funds. Several days later, Mr. Shefchuk committed suicide, and it was determined to cease all activities of Emissary and PVFFP. Since that time, PVFFP and Emissary have not resumed operations and have determined to permanently cease operations and liquidate as expeditiously as possible.

         PVFFP and Emissary have been named as defendants in two lawsuits pending in the Court of Common Pleas in Lake County, Ohio. One suit was filed April 14, 1998 by Gary Toth and the Gary A. Toth Trust, and the second suit was filed on May 22, 1998 by Ashtabula County Residential Services Corp.("Ashtabula"). Both plaintiffs allege causes of action premised on breach of fiduciary duty, fraud and misrepresentation, negligence, breach of contract, accounting, conversion and constructive trust against the defendants, which also include Mr. Shefchuk, various entities that he controlled and Money Concepts. The plaintiffs claim generally that certain monies they invested through Mr. Shefchuk, or an organization controlled by him or PVFFP, were misappropriated. Mr. Toth seeks compensatory damages and punitive damages in excess of $2 million, and Ashtabula seeks $80,000 in compensatory damages and $1 million in punitive damages. Neither of these plaintiffs, however, had established an account with PVFFP.

         In two other lawsuits, one filed against Emissary, Shefchuk and others in an arbitration proceeding with the NASD, and the other filed against the Bank in the United States District Court for the Northern District of Ohio, Eastern Division, Money Concepts claims that the defendants damaged Money Concepts by inducing registered representatives of Money Concepts to leave their positions to affiliate with Emissary. In the arbitration proceeding, Money Concepts alleged causes of action premised on breach of contract, conversion, intentional interference with contract and unfair competition/raiding against Emissary, and in the proceeding in the United States District Court, Money Concepts alleged causes of action premised on interference with contract and business relationships, misappropriation of trade secrets and confidential business information, conversion, unfair competition and civil conspiracy.

         In addition, on May 5, 1998, the Securities and Exchange Commission ("SEC") sued Mr. Shefchuk and entities affiliated with him, as well as Emissary, in the United States District Court, Northern District of Ohio. The SEC alleged causes of action premised on the Securities Act of 1933, the Securities Exchange Act of 1934 and regulations promulgated thereunder, contending that it is entitled to injunctive relief and civil and criminal penalties as a result of the defendants' misappropriation of funds of clients an entity affiliated with Shefchuk. The entity alleged to have misappropriated funds was not affiliated with the Company, the Bank, PVFFP or Emissary. The court entered a preliminary injunction requiring Emissary not to violate certain provisions of the securities laws. Emissary had already ceased operations and determined to liquidate its business, and as a result the Company does not consider this ruling to be material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
        MATTERS
        -------

         The information contained under the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see "Item 1. Business -- Regulation of the Bank -- Dividend Limitations."

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

         The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The consolidated financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" and "-- Directors' Compensation" in the Proxy Statement is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)      1.       Independent Auditors' Report (incorporated by reference to the Annual Report)

                  Consolidated Financial Statements (incorporated by reference to the Annual Report)

                  (a) Consolidated Statements of Financial Condition, at June 30, 1998 and 1997

                  (b) Consolidated Statements of Operations for the Years Ended June 30, 1998, 1997 and 1996

                  (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996

                  (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996

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

No.                Description
---                -----------

3.1                Certificate of Incorporation                                                        *
3.2                Code of Regulations                                                                 *
3.3                Bylaws                                                                              *
4                  Specimen Stock Certificate                                                          *
10.1               Park View Federal Savings Bank Conversion Stock Option Plan                         *
10.2               PVF Capital Corp. 1996 Incentive Stock Option Plan                                  *
10.3               Severance Agreements between PVF Capital Corporation and
                   each of John R. Male, C. Keith Swaney and Jeffrey N. Male
10.4               Park View Federal Savings Bank Supplemental Executive
                   Retirement Plan
13                 PVF Capital Corp. Annual Report to Stockholders for the year ended
                   June 30, 1998
21                 Subsidiaries of the Registrant
23                 Consent of KPMG Peat Marwick, LLP
27                 Financial Data Schedule
--------------

*        Incorporated by reference to the Registrant's Annual Report on Form
         10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

(b) During the last quarter of the fiscal year ended June 30, 1998, the Company did not file any Current Reports on Form 8-K.

(c)      All required exhibits are filed as attached.

(d)      No financial statement schedules are required.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PVF CAPITAL CORP.


September 23, 1998                     By: /s/ John R. Male
                                           -------------------------------------
                                           John R. Male
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John R. Male                                                       September 23, 1998
----------------------------------------
John R. Male
President and Chief Executive Officer
(Principal Executive Officer)


/s/ C. Keith Swaney                                                    September 23, 1998
---------------------------------------
C. Keith Swaney
Vice President and Treasurer
(Principal Financial and Accounting Officer)


/s/ James W. Male                                                      September 23, 1998
---------------------------------------
James W. Male
Chairman of the Board


/s/ Robert K. Healey                                                   September 23, 1998
----------------------------------------
Robert K. Healey
Director


/s/ Stanley T. Jaros                                                   September 23, 1998
-----------------------------------------
Stanley T. Jaros
Director


/s/ Creighton E. Miller                                                September 23, 1998
----------------------------------------
Creighton E. Miller
Director


/s/ Stuart D. Neidus                                                   September 23, 1998
-----------------------------------------
Stuart D. Neidus
Director


/s/ Robert F. Urban                                                    September 23, 1998
----------------------------------------
Robert F. Urban
Director