Form 10-Q
period 1998-09-30
PVF CAPITAL CORP
filed 1998-11-12
CIK 928592

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20552

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from___________________ to________________

Commission File Number         0-24948
                      ----------------------------------------------------------

                          PVF Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         United States                                           34-1659805
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

     25350 Rockside Road, Bedford Heights, Ohio                     44146
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (440) 439-2200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES  X     NO
                                              ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                              3,990,808
-----------------------------                  ---------------------------------
         (Class)                               (Outstanding at October 30, 1998)

                                PVF CAPITAL CORP.


                                      INDEX

                                                                   Page

Part I                Financial Information
  Item 1              Financial Statements

                      Consolidated Statements of Financial
                      Condition, September 30, 1998 (unaudited)
                      and June 30, 1998.                             1

                      Consolidated Statements of Operations for
                      the three months ended September 30,
                      1998 and 1997 (unaudited).                     2

                      Consolidated Statements of Cash Flows for
                      the three months ended September 30, 1998
                      and 1997 (unaudited).                          3

                      Notes to Consolidated Financial
                      Statements (unaudited).                        4

  Item 2              Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                     6

  Item 3              Quantitative and Qualitative Disclosures
                      about Market Risk                             11

Part II               Other Information                             11

PART I   FINANCIAL INFORMATION
ITEM 1


                                PVF CAPITAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                           SEPTEMBER 30,                    JUNE 30,
                   ASSETS                                                      1998                           1998
                   ------                                                   -----------                    ----------



Cash and cash equivalents:
     Cash and amounts due from depository institutions                       $2,292,142                     $2,447,631
     Interest bearing deposits                                                  444,086                        394,331
     Federal funds sold                                                      12,375,000                     20,375,000
                                                                             -----------                    ----------

Total cash and cash equivalents                                              15,111,228                     23,216,962
Investment securities held to maturity, at cost                              18,433,000                     27,800,000
Loans receivable, net                                                       379,127,164                    368,998,087
Loans receivable held for sale, net                                           1,680,497                      1,644,735
Mortgage-backed securities held to maturity, net                              2,687,150                      2,950,856
Office properties and equipment, net                                          2,200,978                      2,313,546
Real estate owned, net                                                          490,156                        699,236
Real estate in development                                                      938,071                        938,071
Investment required by law
   Stock in the Federal Home Loan Bank of Cincinnati                          3,571,625                      3,507,564
Prepaid expenses and other assets                                             3,349,161                      1,210,099
                                                                           -------------                  ------------
Total Assets                                                               $427,589,030                   $433,279,156
                                                                           =============                  ============


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Liabilities
   Deposits                                                                $334,777,413                   $344,228,729
   Advances from the Federal Home Loan Bank of Cincinnati                    51,303,438                     46,324,456
   Notes payable                                                                      0                      1,060,000
   Advances from borrowers for taxes and insurance                            3,009,569                      4,931,114
   Accrued expenses and other liabilities                                     6,027,439                      5,526,147
                                                                           -------------                  ------------
Total Liabilities                                                           395,117,859                    402,070,446

Stockholders' Equity
   Serial preferred stock, none issued                                                -                              -
   Common stock, $0.01 par value, 5,000,000 shares authorized;
       3,990,808 issued and outstanding                                          39,908                         39,908
   Paid in capital                                                           14,517,140                     14,517,452
   Retained earnings-substantially restricted                                17,914,123                     16,651,350
                                                                           -------------                  ------------
Total Stockholders' Equity                                                   32,471,171                     31,208,710
                                                                           -------------                  ------------
Total Liabilities and Stockholders' Equity                                 $427,589,030                   $433,279,156
                                                                           =============                  ============



See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1

                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                             ------------------------------------------------------
                                                                                                 1998                       1997
Interest income
   Loans                                                                                     $8,267,357                 $7,874,340
   Mortgage-backed securities                                                                    44,492                      9,773
   Cash and investment securities                                                               626,088                    311,731
                                                                                              ----------                 ---------

               Total interest income                                                          8,937,937                  8,195,844
                                                                                              ----------                 ---------

Interest expense
   Deposits                                                                                   4,438,975                  4,160,745
   Borrowings                                                                                   726,254                    522,312
                                                                                              ----------                 ---------

               Total interest expense                                                         5,165,229                  4,683,057
                                                                                              ----------                 ---------

               Net interest income                                                            3,772,708                  3,512,787

Provisions for loan losses                                                                            0                     45,000
                                                                                              ----------                 ---------

               Net interest income after provision for loan losses                            3,772,708                  3,467,787
                                                                                              ----------                 ---------

Noninterest income, net
   Service and other fees                                                                       103,162                    137,135
   Mortgage banking activities, net                                                             238,701                    188,715
   Other, net                                                                                    21,658                     99,586
                                                                                              ----------                 ---------

               Total noninterest income, net                                                    363,521                    425,436
                                                                                                --------                   -------

Noninterest expense
   Compensation and benefits                                                                  1,193,461                  1,105,322
   Office, occupancy, and equipment                                                             428,839                    399,217
   Other                                                                                        618,529                    501,395
                                                                                              ----------                 ---------

               Total noninterest expense                                                      2,240,829                  2,005,934
                                                                                              ----------                 ---------

               Income before federal income tax provision                                     1,895,400                  1,887,289

Federal income tax provision                                                                    632,000                    626,000
                                                                                              ----------                 ---------

               Net income                                                                    $1,263,400                 $1,261,289
                                                                                             ===========                ==========

Basic earnings per share                                                                          $0.32                      $0.33
                                                                                                  ======                     =====

Diluted earnings per share                                                                        $0.30                      $0.31
                                                                                                  ======                     =====


See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1


                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                     ----------------------------------------
                                                                                                1998                    1997
                                                                                                ----                    ----

OPERATING ACTIVITIES
   Net Income                                                                             $1,263,400              $1,261,289
   Adjustments to reconcile net income to net cash provided by operating activities
      Accretion of discount on marketable securities                                               0                    (312)
      Depreciation and amortization                                                          149,830                 113,880
      Provision for losses on loans, net                                                           0                  45,000
      Accretion of unearned discount and deferred loan origination fees, net                (272,225)               (207,750)
      Gain on loans available for sale, net                                                 (129,881)                (74,994)
      Gain on disposal of real estate owned, net                                              (1,514)                      0
      Change in accrued interest on investments, loans, and borrowings, net                   (8,868)               (163,466)
      Change in other assets and other liabilities, net                                   (3,766,880)             (1,763,553)
      Change in loans receivable available for sale, net                                      94,119                (192,995)
                                                                                          -----------               ---------

               Net cash used in operating activities                                      (2,672,019)               (982,901)
                                                                                          -----------               ---------

INVESTING ACTIVITIES
      Loan and mortgage-backed securities repayments and originations, net                (9,370,457)            (14,470,767)
      Disposals of real estate owned                                                         209,080                       0
      Investment securities purchases                                                       (433,000)                      0
      Investment securities maturities                                                     9,800,000               5,000,000
      FHLB stock dividend, net                                                               (64,061)                (53,608)
      Additions to office properties and equipment, net                                      (37,262)                (69,663)
      Change in real estate in development, net                                                    0                  (6,455)
                                                                                          -----------               ---------

               Net cash provided by (used in) investing activities                           104,300              (9,600,493)
                                                                                             --------             -----------

FINANCING ACTIVITIES
      Net increase (decrease) in demand deposits, NOW, and passbook savings                 (655,295)                783,888
      Net increase in time deposits                                                       (8,800,763)             25,809,741
      Net increase (decrease) in FHLB advances                                             4,978,982             (16,519,786)
      Repayment of notes payable                                                          (1,060,000)               (300,000)
      Proceeds from exercise of stock options                                                      0                   4,507
      Cash paid in lieu of fractional shares                                                    (939)                 (2,141)
                                                                                          -----------               ---------

               Net cash provided by (used in) financing activities                        (5,538,015)              9,776,209
                                                                                          -----------              ---------


Net decrease in cash and cash equivalents                                                 (8,105,734)               (807,185)

Cash and cash equivalents at beginning of period                                          23,216,962               9,580,430
                                                                                          -----------              ---------
Cash and cash equivalents at end of period                                               $15,111,228              $8,773,245
                                                                                         ============             ==========



See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1


                                PVF CAPITAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1998 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending June 30, 1999. The results of operations for PVF Capital Corp. ("PVF" or the "Company") for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the "Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2.       Recently Issued Accounting Standards

SFAS No. 130, "Reporting Comprehensive Income" was issued in June, 1997 and is effective for fiscal years beginning after December 15, 1997. The Statement requires additional reporting of items that affect comprehensive income but not net income. Examples of these items relevant to the Company include unrealized gains and losses on securities. The Company adopted SFAS No. 130 on July 1, 1998. At this time, the Company does not have other comprehensive income to be reported.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June, 1997 and is effective for fiscal years beginning after December 15, 1997. The statement requires financial disclosure and descriptive information about reportable operating segments. Also required is certain information about products and services, geographic areas in which an enterprise operates, and any major customers. Management does not expect the implementation of SFAS No. 131 to have a material impact on the Company's consolidated financial position or results of operations.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for fiscal years beginning after June 15, 1999. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. This statement requires entities

Part I Financial Information
Item 1

to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the use of the derivative and the type of risk being hedged. At the present time, the Bank has not fully analyzed the effect or timing of the adoption of SFAS No. 133 on the Bank's consolidated financial statements.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued in October 1998 and is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. After the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of SFAS No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or after the securitization process. At the present time, the Company has not fully analyzed the effect of the adoption of SFAS No. 134 on its consolidated financial statements. However, Management does not believe that the adoption of SFAS No. 134 will have a significant impact on the Corporation's consolidated financial statements.


3. The following table discloses Earnings Per Share pursuant to SFAS No. 128 for the three months ended September 30, 1998 and September 30, 1997.

                                                                Three months ended September 30,
                                                      1998                                          1997
                                      -------------------------------------        --------------------------------------
                                        Income        Shares      Per-Share           Income        Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount          (Numerator)  (Denominator)    Amount
                                      -----------  ------------- ----------        ------------  ------------   ---------
BASIC EPS
 Income available to
  common stockholders                 $1,263,400     3,990,808      $ 0.32          $1,261,289     3,849,189      $ 0.33

EFFECT OF STOCK OPTIONS                                160,368        0.02                           237,339        0.02

DILUTED EPS
 Income available to
  common stockholders                 $1,263,400     4,151,176      $ 0.30          $1,261,289     4,086,528      $ 0.31

Part I Financial Information
Item 2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 1998 for PVF Capital Corp. ("PVF" or the "Company") and Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary.

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

FINANCIAL CONDITION

Consolidated assets of PVF were $427.6 million as of September 30, 1998, a decrease of approximately $5.7 million or 1.3% as compared to June 30, 1998. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.40%, 7.40% and 10.78% respectively at September 30, 1998.

During the three months ended September 30, 1998, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $8.1 million or 34.9% as compared to June 30, 1998. The change in the Company's cash and cash equivalents consisted of a decrease in cash and interest-bearing deposits of $0.1 million and a decrease in federal funds sold of $8.0 million.

Part I Financial Information
Item 2


FINANCIAL CONDITION CONTINUED

The net $9.9 million, or 2.7%, increase in loans receivable and mortgage-backed securities during the three months ended September 30, 1998, resulted from an increase in loans receivable of $10.2 million and a decrease in mortgage-backed securities of $0.3 million. The increase of $10.2 million in loans receivable included increases of $5.5 million in land loans, $1.6 million in home equity loans, $1.9 million in construction loans, $1.0 million in multi-family loans, $0.5 million in commercial real estate loans, $0.2 million in installment loans, and a decrease of $0.5 million in single family mortgage loans. The decrease in mortgage-backed securities was the result of payments received of $0.3 million. The growth of the loan portfolio was as anticipated and resulted in no material change to the composition of the portfolio.

Investments decreased by $9.4 million, or 33.7%, as a result of scheduled maturities of $9.8 million and the purchase of a $0.4 million municipal security. The increase in prepaid expenses and other assets of $2.1 million is primarily the result of adjustment to N.O.W. clearings accounts. The decrease of $0.2 million in real estate owned ("REO") is the result of the disposal of developed building lots.

During the three months ended September 30, 1998, management's decision not to compete aggressively with market savings rates to retain deposits resulted in a decrease of $9.5 million, or 2.7%, in deposits. The increase of $5.0 million, or 10.7%, in advances from the Federal Home Loan Bank of Cincinnati was a result of the Bank's decision to take advantage of attractive borrowing rates. The decrease in notes payable resulted from management's decision to payoff a $1.1 million note held by the Company.

The decrease in advances from borrowers for taxes and insurance of $1.9 million, or 39.0%, is due to timing differences between the collection and payment of escrow funds. The increase of $0.5 million in accrued expenses and other liabilities is primarily the result of timing differences between the provision for and actual payment of federal income tax.

The increase in Federal Home Loan Bank advances of $5.0 million along with a reduction in cash and cash equivalents of $8.1 million and investment securities of $9.4 million were used to fund the net increase in loans receivable and mortgage-backed securities of $9.9 million, the reduction in deposits of $9.5 million, the reduction in advances from borrowers for taxes and insurance of $1.9 million, and repay the note payable of $1.1 million.

Part I Financial Information
Item 2


RESULTS OF OPERATIONS                       Three months ended September 30,
                                            1998 Compared to the three months
                                            ended September 30, 1997.

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

The Company's net income for the three months ended September 30, 1998 was $1,263,400. This represents a $2,111, or 0.2%, increase when compared with the prior year comparable period.

Net interest income for the three months ended September 30, 1998 increased by $259,900, or 7.4%, as compared to the prior year comparable period, primarily due to an increase of $742,100, or 9.0%, in interest income that resulted from an increase of $27.1 million in the average balance of the loan and mortgage-backed securities portfolios and an increase in the average balance of the investment portfolio of $20.6 million. This increased balance was partially offset by a 30 basis point decrease in the return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $43.5 million from the prior year comparable period. This increased balance was partially offset by an 8 basis point decrease in the average cost of funds for the current period and resulted in an overall increase in interest expense of $482,200, or 10.3%. The Company's net interest income increased despite a decrease of 22 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period because of balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended September 30, 1998 no provision for loan losses was recorded as compared to a $45,000 provision that was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended September 30, 1998, the Company experienced an increase in the level of impaired loans of $44,000 and an increase of $3.1 million in classified assets. Despite the increase in classified assets and growth in the loan portfolio of $10.2 million it was not necessary to record a provision for loan losses due to lower charge-offs in the current period. For the three months ended September 30, 1997, the Company experienced decreases in the levels of impaired loans and classified assets of $1.7 million and $1.1 million, respectively. The decrease in impaired loans and classified assets was offset by growth in the loan portfolio of $13.6 million and net charge-offs of $12,000 made it necessary to record a provision for loan losses of $45,000 in the period. At September 30, 1998, the allowance for loan losses was $2.7 million, which represented 79.0% of nonperforming loans and 0.7% of net loans.

For the three months ended September 30, 1998, noninterest income decreased $61,900, or 14.5%, from the prior year comparable period. This resulted from an increase of $50,000, or 26.5%, in income from mortgage-banking activities that resulted from an increase in profit on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Loan and other fees decreased by $34,000, or 24.8%, from the prior year comparable period, primarily due to decreases in NOW account fee income. Other noninterest income, net, decreased by $77,900, or 78.2%, from the previous year's comparable period, primarily due to a decline in rental income of $60,000 in the current period.

Noninterest expense for the three months ended September 30, 1998 increased by $234,900, or 11.7%, from the prior year comparable period. This was primarily the result of an $88,200, or 8.0%, increase in compensation and benefits attributable to increased staffing, employee 401K benefits, incentive bonuses paid, and salary and wage adjustments. In addition, office, occupancy and equipment increased by $29,600, or 7.4%, due to the opening of a new branch office. Other noninterest expense increased by $117,100,

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

or 23.4%, primarily attributable to an increase in legal expenses of $45,000, the write-off of $24,000 in the current period attributable to the Bank's participation as a limited partner in an affordable housing partnership, and an increase in charitable contributions of $19,000 in the current period. The increase in legal expenses is the result of costs incurred in defending lawsuits filed against the Bank and two other entities, PVF Financial Planning Inc. and Emissary Financial Group, Inc., which are majority-owned subsidiaries of the Company's wholly owned subsidiary, PVF Holdings, Inc. Information pertaining to these lawsuits is set forth in Item 3 of Form 10-K for the year ended June 30, 1998. There have been no significant changes to these lawsuits for the three month period ended September 30, 1998.

The federal income tax provision for the three month period ended September 30, 1998 increased to an effective rate of 33.3% for the current period from an effective rate of 33.2% for the prior year comparable period.

YEAR 2000

The Company has assembled a project team to review the effects the century change has on current systems and to assess the potential risks that it presents. A formal plan of action was developed to address and correct this issue and has been approved by the Bank's Board of Directors with the full support of senior management. A plan is in place to educate our staff personnel and to inform our customer base of the year 2000 issue. An inventory of internal systems, both computer and non-computer related, was completed in this process. Relationships with third-party vendors were also analyzed. Potential weaknesses were then documented and prioritized as to their effect on critical business functions. Our major software supplier has dedicated tremendous resources to help in addressing this issue. They recently released the remediated version of the system that has undergone extensive beta testing. All user departments are involved in the testing process in-house to assure validation of the changes. Our software supplier has advised us that this testing is expected to reveal any potential problems well in advance of the impending deadline. At the same time, testing will take place of those external relationships with which the Bank exchanges information. Additional testing is also expected to take place on all mission-critical information systems. It is believed that this preparation will increase the likelihood of uninterrupted operation of Bank functions.

In addressing this issue, the Bank has used its current internal staffing with little reliance on outside resources. Major vendors have provided remediated software at no expense to the Bank. No major system had to be replaced and none is expected to be replaced in the coming years. As a result, expenses were approximately $5,000 for fiscal year 1997 and $20,000 for fiscal year 1998, with anticipated expenses of $5,000 for fiscal year 1999. These

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

expenditures are in the areas of customer awareness and additional software tools for testing.

Rapid and accurate data processing is essential to Company operations. If testing reveals that any system critical to continued business operation should fail, all internal and external resources available will be directed toward correcting these systems. System delays, mistakes, or failures could have an adverse impact on the Company. We are currently under contract with an external consulting service should a system failure occur. End-user contingencies are also being developed. It is expected that these plans will be in place during the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 4% of the sum of net withdrawable savings and borrowings due within one year. The Bank's liquidity at September 30, 1998 was 9.0%. Management believes the Bank has sufficient liquidity to meet its operational needs.

Part I Financial Information
Item 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the Company's interest rate risk position or any changes to how the Company manages its Asset/Liability position since June 30, 1998.


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a) PVF did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    PVF Capital Corp.
                                                    -----------------
                                                      (Registrant)


Date:  November 10, 1998                            /s/ C. Keith Swaney
      -------------------                           --------------------

                                                    C. Keith Swaney
                                                    Vice President and Treasurer