Form 10-Q
period 1998-12-31
PVF CAPITAL CORP
filed 1999-02-05
CIK 928592

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20552

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1998.

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to _____________

Commission File Number         0-24948
                      ----------------------------------------------------------
                                PVF Capital Corp.
--------------------------------------------------------------------------------
             ( Exact name of registrant as specified in its charter)

         United States                                        34-1659805
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

     25350 Rockside Road, Bedford Heights, Ohio                       44146
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

                                          YES  X     NO
                                              ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                             3,990,808
-----------------------------                  ---------------------------------
          (Class)                              (Outstanding at January 31, 1999)

                                PVF CAPITAL CORP.


                                      INDEX

                                                                      Page
Part I                Financial Information

  Item 1              Financial Statements

                      Condensed Consolidated Statements of
                      Financial Condition, December 31, 1998
                      (unaudited) and June 30, 1998.                   1

                      Condensed Consolidated Statements of
                      Operations for the three and six months
                      ended December 31, 1998 and 1997
                      (unaudited).                                     2

                      Condensed Consolidated Statements of Cash
                      Flows for the six months ended December 31,
                      1998 and 1997 (unaudited).                       3

                      Notes to Condensed Consolidated Financial
                      Statements (unaudited).                          4

  Item 2              Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                       6

  Item 3              Quantitative and Qualitative Disclosures
                      about Market Risk                               15

Part II               Other Information                               15

PART I   Financial Information
Item 1




                                PVF CAPITAL CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                    DECEMBER 31,      JUNE 30,
                          ASSETS                                       1998             1998
                          ------                                    ------------   ------------

Cash and cash equivalents:
     Cash and amounts due from depository institutions              $    909,664   $  2,447,631
     Interest bearing deposits                                         2,353,587        394,331
     Federal funds sold                                               14,375,000     20,375,000
                                                                    ------------   ------------

Total cash and cash equivalents                                       17,638,251     23,216,962
Securities held to maturity, at cost                                  15,414,404     27,800,000
Loans receivable, net                                                388,152,672    368,998,087
Loans receivable held for sale, net                                    1,891,653      1,644,735
Mortgage-backed securities held to maturity, at cost                   2,320,875      2,950,856
Office properties and equipment, net                                   2,087,803      2,313,546
Real estate owned, net                                                   468,920        699,236
Real estate in development                                             1,060,572        938,071
Investment required by law
   Stock in the Federal Home Loan Bank of Cincinnati                   3,636,856      3,507,564
Prepaid expenses and other assets                                      3,219,113      1,210,099
                                                                    ------------   ------------
Total Assets                                                        $435,891,119   $433,279,156
                                                                    ============   ============


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Liabilities
   Deposits                                                         $339,300,844   $344,228,729
   Advances from the Federal Home Loan Bank of Cincinnati             51,178,551     46,324,456
   Notes payable                                                               0      1,060,000
   Advances from borrowers for taxes and insurance                     5,266,491      4,931,114
   Accrued expenses and other liabilities                              6,267,277      5,526,147
                                                                    ------------   ------------
Total Liabilities                                                    402,013,163    402,070,446

Stockholders' Equity
   Serial preferred stock, none issued                                      --             --
   Common stock, $0.01 par value, 15,000,000 shares authorized;
       3,990,808 issued and outstanding                                   39,908         39,908
   Additional paid in capital                                         14,517,140     14,517,452
   Retained earnings-substantially restricted                         19,320,908     16,651,350
                                                                    ------------   ------------
Total Stockholders' Equity                                            33,877,956     31,208,710
                                                                    ------------   ------------
Total Liabilities and Stockholders' Equity                          $435,891,119   $433,279,156
                                                                    ============   ============

See accompanying notes to consolidated financial statements

PART I   Financial Information
Item 1

                                PVF CAPITAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             DECEMBER 31,                DECEMBER 31,
                                                                     ------------------------    --------------------------
                                                                         1998          1997          1998          1997
Interest income
   Loans                                                             $ 8,383,739   $ 8,227,571   $16,651,096   $16,101,911
   Mortgage-backed securities                                             40,374        43,656        84,866        53,429
   Cash and securities                                                   510,787       298,193     1,136,875       609,924
                                                                     -----------   -----------   -----------   -----------
               Total interest income                                   8,934,900     8,569,420    17,872,837    16,765,264
                                                                     -----------   -----------   -----------   -----------

Interest expense
   Deposits                                                            4,348,972     4,184,766     8,787,947     8,345,511
   Borrowings                                                            729,569       597,609     1,455,823     1,119,921
                                                                     -----------   -----------   -----------   -----------
               Total interest expense                                  5,078,541     4,782,375    10,243,770     9,465,432
                                                                     -----------   -----------   -----------   -----------

               Net interest income                                     3,856,359     3,787,045     7,629,067     7,299,832

Provisions for loan losses                                                     0        50,000             0        95,000
                                                                     -----------   -----------   -----------   -----------
               Net interest income after provision for loan losses     3,856,359     3,737,045     7,629,067     7,204,832
                                                                     -----------   -----------   -----------   -----------

Noninterest income, net
   Service and other fees                                                125,451       127,413       228,613       264,548
   Mortgage banking activities, net                                      293,155       198,541       531,856       387,256
   Other, net                                                             25,790        41,071        47,448       140,657
                                                                     -----------   -----------   -----------   -----------
               Total noninterest income                                  444,396       367,025       807,917       792,461
                                                                     -----------   -----------   -----------   -----------

Noninterest expense
   Compensation and benefits                                           1,109,830     1,147,110     2,303,291     2,252,432
   Office, occupancy, and equipment                                      466,186       388,328       895,025       787,545
   Other                                                                 621,955       568,316     1,240,484     1,069,711
                                                                     -----------   -----------   -----------   -----------
               Total noninterest expense                               2,197,971     2,103,754     4,438,800     4,109,688
                                                                     -----------   -----------   -----------   -----------

               Income before federal income taxes                      2,102,784     2,000,316     3,998,184     3,887,605

Federal income taxes                                                     696,000       699,000     1,328,000     1,325,000
                                                                     -----------   -----------   -----------   -----------
               Net income                                            $ 1,406,784   $ 1,301,316   $ 2,670,184   $ 2,562,605
                                                                     ===========   ===========   ===========   ===========

Basic earnings per share                                             $      0.35   $      0.33   $      0.67   $      0.66
                                                                     ===========   ===========   ===========   ===========

Diluted earnings per share                                           $      0.34   $      0.32   $      0.64   $      0.63
                                                                     ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements

PART I   Financial Information
Item 1


                                PVF CAPITAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                              DECEMBER 31ST
                                                                                      -----------------------------
                                                                                         1998             1997
                                                                                         ----             ----

OPERATING ACTIVITIES
   Net Income                                                                         $  2,670,184    $  2,562,605
   Adjustments to reconcile net income to net cash provided by operating activities
      Accretion of discount on securities                                                        0            (624)
      Depreciation and amortization                                                        303,230         228,088
      Provision for losses on loans                                                              0          95,000
      Accretion of unearned discount and deferred loan origination fees, net              (356,609)       (437,136)
      Proceeds from loans held for sale                                                 56,809,132      24,006,054
      Origination of loans held for sale                                               (56,716,330)    (24,698,583)
      Mortgage banking operations, excluding mortgage loan servicing fees
            and amortization of mortgage servicing rights                                 (339,720)       (180,571)
      Change in accrued interest on investments, loans, and borrowings, net                (79,958)       (186,627)
      Net change in other assets and other liabilities                                  (1,371,324)     (1,168,949)
                                                                                      ------------    ------------
               Net cash provided by operating activities                                   918,605         219,257
                                                                                      ------------    ------------

INVESTING ACTIVITIES
      Loan and mortgage-backed securities repayments and originations, net             (17,840,824)    (23,034,045)
      Mortgage-backed securities held to maturity purchases, net                                 0      (3,017,178)
      Investment securities held to maturity purchases                                 (10,433,000)     (3,000,000)
      Investment securities maturities                                                  22,818,595       6,000,000
      Disposal of real-estate owned properties                                             438,816         257,815
      FHLB stock purchases dividends, net                                                 (129,292)       (105,981)
      Office properties and equipment (purchases) sales, net                               (77,487)       (104,999)
      Change in real estate in development, net                                           (122,501)         (7,504)
                                                                                      ------------    ------------
               Net cash used in investing activities                                    (5,345,693)    (23,011,892)
                                                                                      ------------    ------------

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW, and passbook savings                         4,755,910       2,791,855
      Net increase (decrease) in time deposits                                          (9,700,690)     25,029,937
      Net increase (decrease) in FHLB advances                                           4,854,095      (7,539,873)
      Repayment of notes payable                                                        (1,060,000)       (600,000)
      Other                                                                                   (938)          2,378
                                                                                      ------------    ------------
               Net cash provided by (used in) financing activities                      (1,151,623)     19,684,297
                                                                                      ------------    ------------


Net decrease in cash and cash equivalents                                               (5,578,711)     (3,108,338)

Cash and cash equivalents at beginning of period                                        23,216,962       9,580,430
                                                                                      ------------    ------------
Cash and cash equivalents at end of period                                            $ 17,638,251    $  6,472,092
                                                                                      ============    ============


See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1



                                PVF CAPITAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

1. The accompanying condensed consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1998 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire year ending June 30, 1999. The results of operations for PVF Capital Corp. ("PVF" or the "Company") for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the "Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

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

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued in October 1998 and is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. After the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of SFAS No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or after the securitization process. The Bank has not historically securitized mortgage loans and retained the mortgage-backed security. Therefore, the Company does not anticipate any impact to its consolidated financial statements as a result of the adoption of SFAS No. 134.

3. The following table discloses Earnings Per Share for the three and six months ended December 31, 1998 and December 31, 1997.

                                                                  Three months ended December 31,
                                                      1998                                          1997
                                      -------------------------------------         -------------------------------------
                                        Income        Shares      Per-Share           Income        Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount          (Numerator)  (Denominator)    Amount
                                      -----------  ------------- ----------         -----------  -------------  ---------

BASIC EPS
 Net Income                           $1,406,784     3,990,808     $ 0.35           $1,301,316     3,939,833      $ 0.33

EFFECT OF STOCK OPTIONS                                146,788       0.01                            154,635        0.01

DILUTED EPS
 Net Income                           $1,406,784     4,137,596     $ 0.34           $1,301,316     4,094,468      $ 0.32


                                                                  Six months ended December 31,
                                                      1998                                          1997
                                      -------------------------------------         -------------------------------------
                                        Income        Shares      Per-Share           Income        Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount          (Numerator)  (Denominator)    Amount
                                      -----------  ------------- ----------         -----------  -------------  ---------

BASIC EPS
 Net Income                           $2,670,184     3,990,808     $ 0.67           $2,562,605     3,894,194      $ 0.66

EFFECT OF STOCK OPTIONS                                152,612       0.03                            203,279        0.03

DILUTED EPS
 Net Income                           $2,670,184     4,143,420     $ 0.64           $2,562,605     4,097,473      $ 0.63

Part I Financial Information
Item 2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and six-month periods ended December 31, 1998 for PVF Capital Corp. ("PVF" or the "Company") and Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary.

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

FINANCIAL CONDITION

Consolidated assets of PVF were $435.9 million as of December 31, 1998, an increase of approximately $2.6 million, or 0.6%, as compared to June 30, 1998. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.50%, 7.50% and 10.83% respectively at December 31, 1998.

During the six months ended December 31, 1998, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $5.6 million, or 24.0%, as compared to June 30, 1998. The change in the Company's cash and cash equivalents consisted of an increase in cash and interest-bearing deposits of $0.4 million and a decrease in federal funds sold of $6.0 million.

Part I Financial Information
Item 2


FINANCIAL CONDITION CONTINUED


The net $18.8 million, or 5.0%, increase in loans receivable and mortgage-backed securities during the six months ended December 31, 1998, resulted from an increase in loans receivable of $19.4 million and a decrease in mortgage-backed securities of $0.6 million. The increase of $19.4 million in loans receivable included increases of $5.6 million in land loans, $5.0 million in construction loans, $2.8 million in commercial real estate loans, $2.0 million in multi-family loans, $1.8 million in single-family mortgage loans, $1.2 million in installment loans, and $1.0 million in home equity loans. The decrease in mortgage-backed securities was the result of payments received of $0.6 million. The growth of the loan portfolio resulted in no material change to the composition of the portfolio.

Securities decreased by $12.4 million, or 44.5%, as a result of scheduled maturities of $22.8 million and the purchase of $10.0 million in agency securities and a $0.4 million municipal security. The increase in prepaid expenses and other assets of $2.0 million is primarily the result of adjustments to N.O.W. clearings accounts. The decrease of $0.2 million in real estate owned ("REO") is the result of a $0.2 million addition to REO and the disposal of $0.4 million in developed building lots.

During the six months ended December 31, 1998, management's decision not to compete aggressively with market savings rates to retain deposits resulted in a decrease of $4.9 million, or 1.4%, in deposits. The increase of $4.9 million, or 10.5%, in advances from the Federal Home Loan Bank of Cincinnati was a result of the Bank's decision to take advantage of attractive borrowing rates. The decrease in notes payable resulted from management's decision to pay off a $1.1 million note held by the Company.

The increase in advances from borrowers for taxes and insurance of $0.3 million, or 6.8%, is due to timing differences between the collection and payment of escrow funds. The increase of $0.7 million, or 13.4%, in accrued expenses and other liabilities is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

The increase in Federal Home Loan Bank advances of $4.9 million along with a reduction in cash and cash equivalents of $5.6 million and securities of $12.4 million along with net income of $2.7 million were used to fund the net increase in loans receivable and mortgage-backed securities of $18.8 million, the reduction in deposits of $4.9 million, and repay the note payable of $1.1 million.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS   Three months ended December 31, 1998, compared to three
                        months ended December 31, 1997.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the three months ended December 31, 1998 was $1,406,800 as compared to $1,301,300 for the prior year comparable period. This represents an increase of $105,500, or 8.1%, when compared with the prior year comparable period.

Net interest income for the three months ended December 31, 1998 increased by $69,300, or 1.8%, as compared to the prior year comparable period, primarily due to an increase of $365,500, or 4.3%, in interest income that resulted from an increase of $38.9 million in the average balance of interest-earning assets. This increased balance was offset partially by a 47 basis point decrease in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $35.4 million from the prior year comparable period. This increased balance, along with a 14 basis point decrease in the average cost of funds for the current period, resulted in an overall increase in interest expense of $296,200, or 6.2%. The Company's net interest income increased despite a decrease of 33 basis points in the Company's interest-rate spread, during the current period as compared to the prior year comparable period, due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended December 31, 1998, no provision for loan losses was recorded as compared to a $50,000 provision that was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. During the quarter ended December 31, 1998, management conducted a review of the established reserve percentages used in calculating the required loan loss allowance. This review was conducted using the most currently available national and regional aggregate thrift industry data on charge-offs along with an analysis of historical losses experienced by the Company according to type of loan. The analysis revealed a dramatic reduction in charge-offs during the past five years. As a result of this analysis, management made moderate adjustments to the required reserve percentages on various loan categories to more accurately reflect actual anticipated losses. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended December 31, 1998, the Company experienced a decrease in the level of impaired loans of $607,000 and a decrease of $370,000 in classified assets. Despite growth in the loan portfolio of $9.2 million, it was not necessary to record a provision for loan losses due to a decrease in impaired loans and classified assets, no net charge-offs in the current period, and adjustments made to the systematic calculation of required reserve percentages in the current period. For the three months ended December 31, 1997, the Company experienced a decrease in the level of impaired loans of $0.3 million. The decrease in impaired loans was offset by growth in the loan portfolio of $9.8 million that made it necessary to record a provision for loan losses of $50,000 in the period. At December 31, 1998, the allowance for loan losses was $2.7 million, which represented 51.4% of nonperforming loans and 0.7% of net loans.

For the three months ended December 31, 1998, noninterest income increased $77,400, or 21.1%, from the prior year comparable period. This resulted from an increase of $94,600, or 47.6%, in income from mortgage-banking activities that resulted from an increase in gain on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Other noninterest income, decreased by $15,300, or 37.2%, from the previous year's comparable period, primarily due to a decline in rental income of $10,000 in the current period.

Noninterest expense for the three months ended December 31, 1998 increased by $94,200, or 4.5%, from the prior year comparable period. This was primarily the result of an increase in office occupancy and equipment of $77,900, or 20.0%, due to the opening of a

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

new branch office. In addition, other noninterest expense increased by $53,600, or 9.4%, primarily attributable to an increase in legal expenses of $50,000, the write-off of $24,000 in the current period attributable to the Bank's participation as a limited partner in a low-income affordable housing partnership, and a decrease in professional services of $25,000 in the current period. The increase in legal expenses is the result of costs incurred in defending lawsuits filed against the Bank and two other entities, PVF Financial Planning, Inc. and Emissary Financial Group, Inc., which are majority-owned subsidiaries of the Company's wholly-owned subsidiary, PVF Holdings, Inc. Information pertaining to these lawsuits is set forth in Item 3 of Form 10-K for the year ended June 30, 1998. There have been no significant changes to these lawsuits for the three-month period ended December 31, 1998.

The federal income tax provision for the three-month period ended December 31, 1998 decreased to an effective rate of 33.1% for the current period from an effective rate of 34.9% for the prior year comparable period. The decrease in the effective tax rate is attributable to the availability of low-income affordable housing credits in the current period.

RESULTS OF OPERATIONS   Six months ended December 31, 1998, compared to six
                        months ended December 31, 1997.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the six months ended December 31, 1998 was $2,670,200 as compared to $2,562,600 for the prior year comparable period. This represents an increase of $107,600, or 4.2%, when compared with the prior year comparable period.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

Net interest income for the six months ended December 31, 1998 increased by $329,200, or 4.5%, primarily due to an increase of $1,107,600, or 6.6%, in interest income that resulted from an increase of $43.3 million in the average balance of interest-earning assets. This increased balance was offset partially by a 38 basis point decrease in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $39.4 million from the prior year comparable period. This increased balance along with an 11 basis point decrease in the average cost of funds for the current period resulted in an overall increase in interest expense of $778,300, or 8.2%. Despite a decrease of 27 basis points in the Bank's interest-rate spread during the current period, as compared to the prior year comparable period, the Bank's net interest income increased due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the six months ended December 31, 1998, no provision for loan losses was recorded as compared to a $95,000 provision that was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. During the quarter ended December 31, 1998, management conducted a review of the established reserve percentages used in calculating the required loan loss allowance. This review was conducted using the most currently available national and regional aggregate thrift industry data on charge-offs along with an analysis of historical losses experienced by the Company according to type of loan. The analysis revealed a dramatic reduction in charge-offs during the past five years. As a result of this analysis, management made moderate adjustments to the required reserve percentages on various loan categories to more accurately reflect actual anticipated losses. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the six months ended December 31, 1998, the Company experienced a decrease in the level of impaired loans of $477,000 and an increase of $2.8 million in classified assets. Despite growth in the loan portfolio of $19.4 million and an increase in classified assets, it was not necessary to record a provision for loan losses due to a decrease in impaired loans, no net charge-offs and adjustments made to the systematic calculation of required reserve percentages in the

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED

current period. For the six months ended December 31, 1997, the Company experienced decreases in the levels of impaired loans and classified assets of $1.4 million and $1.7 million, respectively. The decrease in impaired loans and classified assets was offset by growth in the loan portfolio of $23.4 million and net charge-offs of $12,000 that made it necessary to record a provision for loan losses of $95,000 in the period. At December 31, 1998, the allowance for loan losses was $2.7 million, which represented 51.4% of nonperforming loans and 0.7% of net loans.

For the six months ended December 31, 1998, noninterest income increased $15,500, or 2.0%, from the prior year comparable period. This resulted from an increase of $144,600, or 37.3%, in income from mortgage-banking activities that resulted from an increase in gain on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Service and other fees decreased by $36,000, or 13.6%, from the prior year comparable period, primarily due to decreases in NOW account fee income. Other noninterest income, decreased by $93,200, or 66.3%, from the previous year's comparable period, primarily due to a decline in rental income of $70,000 in the current period.

Noninterest expense for the six months ended December 31, 1998 increased by $329,100, or 8.0%, from the prior year comparable period. This resulted from a $50,900, or 2.3%, increase in compensation and benefits attributable to increased staffing, employee 401K benefits, incentive bonuses paid, and salary and wage adjustments. In addition, office occupancy and equipment increased by $107,500, or 13.6%, due to the opening of a new branch office. Other noninterest expense increased by $170,800, or 16.0%, primarily attributable to an increase in legal expenses of $95,000, the write-off of $48,000 in the current period attributable to the Bank's participation as a limited partner in an affordable housing partnership, an increase in the Federal Deposit Insurance Premium of $12,000 due to greater deposit volume, and an increase in charitable contributions of $10,000 in the current period. The increase in legal expenses is the result of costs incurred in defending lawsuits filed against the Bank and two other entities, PVF Financial Planning, Inc. and Emissary Financial Group, Inc., which are majority-owned subsidiaries of the Company's wholly-owned subsidiary, PVF Holdings, Inc. Information pertaining to these lawsuits is set forth in Item 3 of Form 10-K for the year ended June 30, 1998. There have been no significant changes to these lawsuits for the six-month period ended December 31, 1998.

The federal income tax provision for the three-month period ended December 31, 1998 decreased to an effective rate of 33.2% for the current period from an effective rate of 34.1% for the prior year comparable period. The decrease in the effective tax rate is attributable to the availability of low-income affordable housing credits in the current period.

Part I Financial Information
Item 2

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

In addressing this issue, the Bank has used its current internal staffing with little reliance on outside resources. Major vendors have provided remediated software at no expense to the Bank. No major system had to be replaced and none is expected to be replaced in the coming years. As a result, expenses were approximately $5,000 for fiscal year 1997 and $20,000 for fiscal year 1998, with anticipated expenses of $5,000 for fiscal year 1999. These expenditures are in the areas of customer awareness and additional software tools for testing.

Rapid and accurate data processing is essential to Company operations. If testing reveals that any system critical to continued business operation should fail, all internal and external resources available will be directed toward correcting these systems. System delays, mistakes, or failures could have an adverse impact on the Company. We are currently under contract with an external consulting service should a system failure occur. End-user contingencies are also being developed. Current testing of mission-critical systems started in the fourth quarter of 1998 and is expected to continue through the end of the first quarter of 1999. Testing includes all core systems required for continued Bank operation and includes interfaces with critical third-party vendors. At this time, testing has not revealed any deficiencies in the remediated systems and all testing is progressing as planned.

Part I Financial Information
Item 2


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 4% of the sum of net withdrawable savings and borrowings due within one year. The Bank's liquidity at December 31, 1998 was 9.4%. Management believes the Bank has sufficient liquidity to meet its operational needs.

ANNUAL MEETING VOTING RESULTS

The Company's Annual Meeting of Stockholders was held on October 19, 1998. A total of 3,483,573 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

Stockholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:

                                 Votes in Favor
Nominee                           of Election         Votes Withheld
-------                         ----------------      --------------

Robert F. Urban                     3,458,709              24,864

Robert K. Healey                    3,475,099               8,474

James W. Male                       3,475,099               8,474

Stuart D. Neidus                    3,469,393              14,180

There were 507,235 nonvotes on the matter.


The Amendment of the Company's First Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock from 5,000,000 to 15,000,000.

 Votes For         Votes Against         Abstain         Not Voting
 ---------         -------------         -------         ----------

 3,341,145            137,936             4,492            507,235


Proposal to ratify the appointment of KPMG LLP as independent certified public accountants of the Company for the fiscal year ending June 30, 1999.

 Votes For         Votes Against         Abstain         Not Voting
 ---------         -------------         -------         ----------

 3,470,873             10,450             2,250            507,235

There were no broker non-votes for the annual meeting.

Part I Financial Information
Item 3



           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the Company's interest rate risk position or any changes to how the Company manages its Asset/ Liability position since June 30, 1998.


Part II Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  PVF filed a Form 8-K on December 2, 1998.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    PVF Capital Corp.
                                                    -----------------
                                                        (Registrant)


Date:  February 5, 1999                             /s/ C. Keith Swaney
      ------------------                            ----------------------------

                                                    C. Keith Swaney
                                                    Vice President and Treasurer