Form 10-Q
period 1999-03-31
PVF CAPITAL CORP
filed 1999-05-10
CIK 928592

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20552

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________ to ______________________

Commission File Number         0-24948
                      ---------------------------------------------------------

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

                                          YES / X /    NO /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                           3,990,808
-----------------------------               -------------------------------
            (Class)                         (Outstanding at April 30, 1999)

                                PVF CAPITAL CORP.


                                      INDEX


                                                                     Page

Part I                Financial Information

  Item 1              Financial Statements

                      Condensed Consolidated Statements of
                      Financial Condition, March 31, 1999
                      and June 30, 1998 (unaudited).                   1

                      Condensed Consolidated Statements of
                      Operations for the three and nine months
                      ended March 31, 1999 and 1998
                      (unaudited).                                     2

                      Condensed Consolidated Statements of Cash
                      Flows for the nine months ended March 31,
                      1999 and 1998 (unaudited).                       3

                      Notes to Condensed Consolidated Financial
                      Statements (unaudited).                          4

  Item 2              Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                       6

  Item 3              Quantitative and Qualitative Disclosures
                      about Market Risk                               15

Part II               Other Information                               15

PART I   Financial Information
Item 1




                                                          PVF CAPITAL CORP.
                                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                             (UNAUDITED)


                                                                               MARCH 31,                JUNE 30,
                                            ASSETS                               1999                     1998
                                            ------                           ------------           -------------

Cash and cash equivalents:
     Cash and amounts due from depository institutions                       $  5,631,069           $  2,447,631
     Interest bearing deposits                                                    469,148                394,331
     Federal funds sold                                                        13,375,000             20,375,000
                                                                             ------------           ------------

Total cash and cash equivalents                                                19,475,217             23,216,962
Securities held to maturity, at cost
   (fair value of $20,261,503 and $27,767,525, respectively)                   20,399,753             27,800,000
Loans receivable, net                                                         384,182,438            368,998,087
Loans receivable held for sale, net                                             1,964,522              1,644,735
Mortgage-backed securities held to maturity, at cost
     (market value of $2,040,717 and $2,965,247, respectively)                  2,044,998              2,950,856
Office properties and equipment, net                                            2,004,849              2,313,546
Real estate owned, net                                                            330,420                699,236
Investment in real estate                                                       3,782,722                938,071
Investment required by law
   Stock in the Federal Home Loan Bank of Cincinnati                            3,695,088              3,507,564
Prepaid expenses and other assets                                               2,806,441              1,210,099

                                                                             ------------           ------------
Total Assets                                                                 $440,686,448           $433,279,156
                                                                             ============           ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

Liabilities
   Deposits                                                                  $335,351,086           $344,228,729
   Advances from the Federal Home Loan Bank of Cincinnati                      56,056,839             46,324,456
   Notes payable                                                                        0              1,060,000
   Advances from borrowers for taxes and insurance                              3,129,003              4,931,114
   Accrued expenses and other liabilities                                       8,779,500              5,526,147

                                                                             ------------           ------------
Total Liabilities                                                             403,316,428            402,070,446

Stockholders' Equity
   Serial preferred stock, none issued                                               --                     --
   Common stock, $0.01 par value, 15,000,000 shares authorized;
       3,990,808 issued and outstanding                                            39,908                 39,908
   Additional paid in capital                                                  14,517,141             14,517,141
   Retained earnings-substantially restricted                                  22,812,971             16,651,661

                                                                             ------------           ------------
Total Stockholders' Equity                                                     37,370,020             31,208,710

                                                                             ------------           ------------
Total Liabilities and Stockholders' Equity                                   $440,686,448           $433,279,156
                                                                             ============           ============




See accompanying notes to condensed consolidated financial statements

PART I   Financial Information
Item 1


                                                          PVF CAPITAL CORP.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)



                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                MARCH 31,                     MARCH 31,
                                                                       --------------------------    -------------------------
                                                                           1999           1998           1999          1998
Interest income
   Loans                                                               $ 8,202,412    $ 8,280,263    $24,853,508    $24,382,174
   Mortgage-backed securities                                               33,485         52,476        118,351        105,905
   Cash and securities                                                     430,256        380,368      1,567,131        990,292

                                                                       -----------    -----------    -----------    -----------
          Total interest income                                          8,666,153      8,713,107     26,538,990     25,478,371
                                                                       -----------    -----------    -----------    -----------

Interest expense
   Deposits                                                              4,163,653      4,167,891     12,951,600     12,513,402
   Borrowings                                                              714,596        692,790      2,170,419      1,812,711

                                                                       -----------    -----------    -----------    -----------
          Total interest expense                                         4,878,249      4,860,681     15,122,019     14,326,113
                                                                       -----------    -----------    -----------    -----------

          Net interest income                                            3,787,904      3,852,426     11,416,971     11,152,258

Provision for loan losses                                                        0        106,000              0        201,000

                                                                       -----------    -----------    -----------    -----------
          Net interest income after provision for loan losses            3,787,904      3,746,426     11,416,971     10,951,258
                                                                       -----------    -----------    -----------    -----------

Noninterest income, net
   Service and other fees                                                  133,790        150,361        362,403        414,909
   Mortgage banking activities, net                                        269,825        283,071        801,681        670,327
   Other, net                                                               16,245         27,189         63,693        167,846
   Gain on sale of real estate                                           3,770,057              0      3,770,057              0

                                                                       -----------    -----------    -----------    -----------
          Total noninterest income, net                                  4,189,917        460,621      4,997,834      1,253,082
                                                                       -----------    -----------    -----------    -----------

Noninterest expense
   Compensation and benefits                                             1,329,592      1,165,832      3,632,883      3,418,264
   Office, occupancy, and equipment                                        440,034        412,234      1,335,059      1,199,779
   Other                                                                   912,284        595,542      2,152,768      1,665,253

                                                                       -----------    -----------    -----------    -----------
          Total noninterest expense                                      2,681,910      2,173,608      7,120,710      6,283,296
                                                                       -----------    -----------    -----------    -----------

          Income before federal income tax provision                     5,295,911      2,033,439      9,294,095      5,921,044

Federal income tax provision                                             1,803,846        699,745      3,131,846      2,024,745

                                                                       -----------    -----------    -----------    -----------
          Net income                                                   $ 3,492,065    $ 1,333,694    $ 6,162,249    $ 3,896,299
                                                                       ===========    ===========    ===========    ===========

Basic earnings per share                                               $      0.88    $      0.33    $      1.54    $      0.99
                                                                       ===========    ===========    ===========    ===========

Diluted earnings per share                                             $      0.84    $      0.32    $      1.49    $      0.96
                                                                       ===========    ===========    ===========    ===========






See accompanying notes to condensed consolidated financial statements

PART I   Financial Information
Item 1


                                                          PVF CAPITAL CORP.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)


                                                                                                            NINE MONTHS ENDED
                                                                                                                  MARCH 31
                                                                                                    --------------------------------
                                                                                                          1999                1998
                                                                                                          ----                ----
OPERATING ACTIVITIES
   Net income                                                                                       $  6,162,249       $  3,896,299
   Adjustments to reconcile net income to net cash provided by operating activities
      Accretion of discount on securities                                                                      0             (4,650)
      Depreciation and amortization                                                                      454,909            361,091
      Provision for losses on loans                                                                            0            201,000
      Accretion of unearned discount and deferred loan origination fees, net                            (506,949)          (676,904)
      Proceeds from sale of loans held for sale                                                       84,858,622         57,632,507
      Origination of loans held for sale                                                             (84,657,923)       (58,053,796)
      Mortgage banking operations, excluding mortgage loan servicing fees
            and amortization of mortgage servicing rights                                               (520,486)          (379,052)
      Change in accrued interest on investments, loans, and borrowings, net                               11,247            (66,190)
      Gain on sale of real estate                                                                     (3,770,057)                 0
      Net change in other assets and other liabilities                                                  (719,641)        (2,202,311)

                                                                                                    ------------       ------------
               Net cash provided by operating activities                                               1,311,971            707,994
                                                                                                    ------------       ------------

INVESTING ACTIVITIES
      Loan and mortgage-backed securities repayments and originations, net                           (13,416,401)       (26,751,374)
      Mortgage-backed securities held to maturity purchases                                                    0         (3,017,178)
      Investment securities held to maturity purchases                                               (20,433,000)       (13,000,000)
      Investment securities maturities                                                                27,833,247         14,000,000
      Disposal of real-estate owned properties                                                           574,541            484,366
      FHLB stock purchases                                                                                     0           (523,600)
      FHLB stock dividends                                                                              (187,524)          (159,720)
      Office properties and equipment (purchases) sales, net                                            (146,212)          (834,882)
      Change in investment in real estate, net                                                           925,406            (28,313)

                                                                                                    ------------       ------------
               Net cash used in investing activities                                                  (4,849,943)       (29,830,701)
                                                                                                    ------------       ------------

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW, and passbook savings                                       5,472,752          2,229,338
      Net increase (decrease) in time deposits                                                       (14,347,970)        41,304,076
      Net increase (decrease) in FHLB advances                                                         9,732,383         (1,060,266)
      Repayment of notes payable                                                                      (1,060,000)          (750,000)
      Other                                                                                                 (938)             4,882

                                                                                                    ------------       ------------
               Net cash provided by (used in) financing activities                                      (203,773)        41,728,030
                                                                                                    ------------       ------------


Net decrease in cash and cash equivalents                                                             (3,741,745)        12,605,323

Cash and cash equivalents at beginning of period                                                      23,216,962          9,580,430
                                                                                                    ------------       ------------
Cash and cash equivalents at end of period                                                          $ 19,475,217       $ 22,185,753
                                                                                                    ============       ============





See accompanying notes to condensed consolidated financial statements

Part I Financial Information
Item 1



                                PVF CAPITAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

1. The accompanying condensed consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1998 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year ending June 30, 1999. The results of operations for PVF Capital Corp. ("PVF" or the "Company") for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the "Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2.   Recently Issued Accounting Standards

SFAS No. 130, "Reporting Comprehensive Income" was issued in June, 1997 and is effective for fiscal years beginning after December 15, 1997. The Statement requires additional reporting of items that affect comprehensive income but not net income. An examples of these items relevant to the Company include unrealized gains and losses on securities available for sale. The Company adopted SFAS No. 130 on July 1, 1998. At this time, the Company does not have other comprehensive income items to be reported.

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for fiscal years beginning after June 15, 1999. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. This statement requires entities

Part I Financial Information
Item 1


to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the use of the derivative and the type of risk being hedged. At the present time, the Bank has not fully analyzed the effect or timing of the adoption of SFAS No. 133 on the Bank's consolidated financial statements.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued in October, 1998 and was effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. After the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of SFAS No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or after the securitization process. The Bank has not historically securitized mortgage loans and retained the mortgage-backed security. Therefore, the adoption did not have any impact on the Company's consolidated financial statements.


3. The following table discloses Earnings Per Share for the three and nine months ended March 31, 1999 and March 31, 1998.

                                                                  Three months ended March 31,
                                                      1999                                          1998
                                      -------------------------------------         -------------------------------------
                                        Income        Shares      Per-Share           Income        Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount          (Numerator)  (Denominator)    Amount
                                      -----------  -------------   --------          -----------  -------------  --------
BASIC EPS
 Net Income                           $3,492,065     3,990,808     $ 0.88           $1,333,694     3,989,459      $ 0.33

EFFECT OF STOCK OPTIONS                                147,724       0.04                            160,983        0.01

DILUTED EPS
 Net Income                           $3,492,065     4,138,532     $ 0.84           $1,333,694     4,150,442      $ 0.32


                                                                  Nine months ended March 31,
                                                      1999                                          1998
                                      -------------------------------------         -------------------------------------
                                        Income        Shares      Per-Share           Income        Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount          (Numerator)  (Denominator)    Amount
                                      -----------  -------------   --------          -----------  -------------  --------
BASIC EPS
 Net Income                           $6,162,249     3,990,808     $ 1.54           $3,896,299     3,922,858      $ 0.99

EFFECT OF STOCK OPTIONS                                151,789       0.05                            155,055        0.03

DILUTED EPS
 Net Income                           $6,162,249     4,142,597     $ 1.49           $3,896,299     4,077,913      $ 0.96


Part I Financial Information
Item 2



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and nine-month periods ended March 31, 1999 for PVF Capital Corp. ("PVF" or the "Company") and Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary.

FORWARD-LOOKING STATEMENTS
--------------------------

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, and Year 2000 issues. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


FINANCIAL CONDITION
-------------------

Consolidated assets of PVF were $440.7 million as of March 31, 1999, an increase of approximately $7.4 million, or 1.7%, as compared to June 30, 1998. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.78%, 7.78% and 11.12% respectively at March 31, 1999.

During the nine months ended March 31, 1999, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $3.7 million, or 16.1%, as compared to June 30, 1998. The change in the Company's cash and cash equivalents consisted of an increase in cash and interest-bearing deposits of $3.3 million and a decrease in federal funds sold of $7.0 million.

Part I Financial Information
Item 2




FINANCIAL CONDITION CONTINUED
-----------------------------

The net $14.6 million, or 3.9%, increase in loans receivable and mortgage-backed securities during the nine months ended March 31, 1999, resulted from an increase in loans receivable of $15.5 million and a decrease in mortgage-backed securities of $0.9 million. The increase of $15.5 million in loans receivable included increases of $11.4 million in land loans, $4.3 million in commercial real estate loans, $2.1 million in multi-family loans, $2.0 million in home equity loans, $2.0 million in installment loans, and decreases of $3.6 million in construction loans and $2.7 million in single-family mortgage loans. The decrease in mortgage-backed securities was the result of payments received of $0.9 million. The growth of the loan portfolio resulted in no material change to the composition of the portfolio.

Securities decreased by $7.4 million, or 26.6%, as a result of scheduled maturities of $27.8 million and the purchase of $20.0 million in agency securities and a $0.4 million municipal security. The increase in prepaid expenses and other assets of $1.6 million is primarily the result of adjustments to N.O.W. clearings accounts. The decrease of $0.4 million in real estate owned ("REO") is the result of a $0.2 million addition to REO and the disposal of $0.6 million in developed building lots. The decrease of $0.3 million in office properties and equipment, net is the result of the acquisition of $0.2 million in fixed assets net of $0.5 million in depreciation expense.

The increase of $2.8 million in investment in real estate is the result of the sale by PVF Service Corporation, a wholly-owned subsidiary of PVF Capital Corp., of its 250-acre parcel of land in Solon, Ohio carried at a book value of $1.0 million to Cameratta Properties Limited for $4.8 million. The proceeds from this sale were used by PVF Service Corporation to purchase a strip center in Berea, Ohio at a cost of $3.8 million. This strip center is expected to generate future annual earnings after expenses of $300,000. In addition, the Bank is anticipating the expansion of its branch network into this new market location.

During the nine months ended March 31, 1999, management's decision not to compete aggressively with market savings rates to retain deposits resulted in a decrease of $8.9 million, or 2.6%, in deposits. The increase of $9.7 million, or 21.0%, in advances from the Federal Home Loan Bank of Cincinnati was a result of the Bank's decision to take advantage of attractive borrowing rates. The decrease in notes payable resulted from management's decision to pay off a $1.1 million note held by the Company.

The decrease in advances from borrowers for taxes and insurance of $1.8 million, or 36.5%, is due to timing differences between the collection and payment of escrow funds. The increase of $3.3 million, or 58.9%, in accrued expenses and other liabilities is primarily the result of an increase of $1.1 million in income taxes payable and timing differences of approximately $1.6 million between the collection and remittance of payments received on loans serviced for investors.

Part I Financial Information
Item 2

FINANCIAL CONDITION CONTINUED
-----------------------------


The increase in Federal Home Loan Bank advances of $9.7 million along with a reduction in cash and cash equivalents of $3.7 million and securities of $7.4 million along with net income of $6.2 million were used to fund the net increase in loans receivable and mortgage-backed securities of $14.6 million, the reduction in deposits of $8.9 million, repay the note payable of $1.1 million, and purchase the strip center in Berea, Ohio for $3.8 million.



RESULTS OF OPERATIONS        Three months ended March 31, 1999,
                             compared to three months ended March 31, 1998.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of noninterest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the three months ended March 31, 1999 was $3,492,100 as compared to $1,333,700 for the prior year comparable period. This represents an increase of $2,158,400, or 161.8%, when compared with the prior year comparable period. Earnings for the three-month period ended March 31, 1999 include an after-tax gain of aproximately $2,488,000 as a result of the closing on the sale by PVF Service Corporation of its 250-acre parcel of land in Solon, Ohio.

The Company's net income from operations for the three months ended March 31, 1999 was $1,004,100 as compared to $1,333,700 for the prior year comparable period. This represents a decrease of $329,600, or 24.7%, when compared with the prior year comparable period. This decrease is primarily the result of a $300,000 provision for legal expenses in the current period.

Net interest income for the three months ended March 31, 1999 decreased by $64,500, or 1.7%, as compared to the prior year comparable period, primarily due to a decrease of $47,000, or 0.5%, in interest income that resulted from an increase of $28.5 million in the average balance of interest-earning assets. This increased balance, however, was offset by a 61 basis point decrease in the average return

Part I Financial Information
Item 2


RESULTS OF OPERATIONS CONTINUED
-------------------------------

on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $22.9 million from the prior year comparable period. This increased balance, along with a 26 basis point decrease in the average cost of funds for the current period, resulted in an overall increase in interest expense of $17,500, or 0.4%. The Company's net interest income decreased slightly because of a decrease of 35 basis points in the Company's interest-rate spread, during the current period as compared to the prior year comparable period, despite balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended March 31, 1999, no provision for loan losses was recorded as compared to a $106,000 provision that was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. During the nine-month period ended March 31, 1999, management conducted a review of the established reserve percentages used in calculating the required loan loss allowance. This review was conducted using the most currently available national and regional aggregate thrift industry data on charge-offs along with an analysis of historical losses experienced by the Company according to type of loan. As a result of this analysis, management made moderate adjustments to the required reserve percentages on various loan categories to more accurately reflect actual anticipated losses. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended March 31, 1999, the Company experienced an increase in the level of impaired loans of $2,080,000 and a decrease of $379,000 in classified assets. Despite the increase in impaired loans and net charge-offs of $18,000, it was not necessary to record a provision for loan losses due to a decrease in classified assets, a decline in the loan portfolio of $3.9 million, and adjustments made to the systematic calculation of required reserve percentages in the current period. For the three months ended March 31, 1998, the Company experienced decreases in the level of impaired loans and classified assets of $0.7 million and $0.5 million, respectively. Despite these decreases, growth in the loan portfolio of $4.1 million and net charge-offs of $105,000 made it necessary to

Part I Financial Information
Item 2




RESULTS OF OPERATIONS CONTINUED
-------------------------------

record a provision for loan losses of $106,000 in the prior period. At March 31, 1999, the allowance for loan losses was $2.6 million, which represented 53.8% of nonperforming loans and 0.7% of loans.

For the three months ended March 31, 1999, noninterest income increased $3,729,000, or 809.6%, from the prior year comparable period. Gain on the sale of real estate increased by $3,770,000, due to the gain resulting from the sale by PVF Service Corporation of its 250-acre parcel of land in Solon, Ohio. In addition, a decrease of $13,200, or 4.7%, in income from mortgage banking activities resulted from a decrease in gain on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Service and other fees decreased by $16,600, or 11.0%, from the prior year comparable period, primarily due to decreases in NOW checking account fee income.

Noninterest expense for the three months ended March 31, 1999 increased by $508,300, or 23.4%, from the prior year comparable period. This was primarily the result of an increase in other noninterest expense of $316,700, or 53.2%, primarily attributable to a provision for legal expenses of $300,000 in the current period. The provision for legal expenses is for costs incurred in defending lawsuits filed against the Bank and two other entities, PVF Financial Planning, Inc. and Emissary Financial Group, Inc., which are majority-owned subsidiaries of the Company's wholly-owned subsidiary, PVF Holdings, Inc. Information pertaining to these lawsuits is set forth in Item 3 of Form 10-K for the year ended June 30, 1998. There have been no significant changes to these lawsuits for the three-month period ended March 31, 1999. In addition, a write-off of $24,000 in the current period was attributable to the Bank's participation as a limited partner in a low-income affordable housing partnership. Compensation and benefits increased by $163,800, or 14.0%, as a result of increased staffing, incentive bonuses paid, and salary and wage adjustments. The increase in office occupancy and equipment of $27,800, or 6.7%, was due to the opening of a new branch office.

The federal income tax provision for the three-month period ended March 31, 1999 decreased to an effective rate of 34.1% for the current period from an effective rate of 34.4% for the prior year comparable period. The decrease in the effective tax rate is attributable to the availability of low-income affordable housing credits in the current period.

Part I Financial Information
Item 2




RESULTS OF OPERATIONS CONTINUED
-------------------------------

RESULTS OF OPERATIONS     Nine months ended March 31, 1999, compared
                          to nine months ended March 31, 1998.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of noninterest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the nine months ended March 31, 1999 was $6,162,200 as compared to $3,896,300 for the prior year comparable period. This represents an increase of $2,265,900, or 58.2%, when compared with the prior year comparable period. Earnings for the nine-month period ended March 31, 1999 include an after-tax gain of aproximately $2,488,000 as a result of the closing on the sale by PVF Service Corporation of its 250-acre parcel of land in Solon, Ohio.

The Company's net income from operations for the nine months ended March 31, 1999 was $3,674,200 as compared to $3,896,300 for the prior year comparable period. This represents a decrease of $222,100, or 5.7%, when compared with the prior year comparable period. This decrease is primarily the result of a $395,000 provision for legal expenses in the current period.

Net interest income for the nine months ended March 31, 1999 increased by $264,700, or 2.4%, primarily due to an increase of $1,060,600, or 4.2%, in interest income that resulted from an increase of $38.4 million in the average balance of interest-earning assets. This increased balance was offset partially by a 46 basis point decrease in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $33.9 million from the prior year comparable period. This increased balance along with a 16 basis point decrease in the average cost of funds for the current period resulted in an overall increase in interest expense of $795,900, or 5.6%. Despite a decrease of 30 basis points in the Bank's interest-rate spread during the current period, as compared to the prior year comparable period, the Bank's net interest income increased due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

Part I Financial Information
Item 2




RESULTS OF OPERATIONS CONTINUED
-------------------------------

For the nine months ended March 31, 1999, no provision for loan losses was recorded as compared to a $201,000 provision that was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. During the nine-month period ended March 31, 1999, management conducted a review of the established reserve percentages used in calculating the required loan loss allowance. This review was conducted using the most currently available national and regional aggregate thrift industry data on charge-offs along with an analysis of historical losses experienced by the Company according to type of loan. As a result of this analysis, management made moderate adjustments to the required reserve percentages on various loan categories to more accurately reflect actual anticipated losses. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the nine months ended March 31, 1999, the Company experienced an increase in the level of impaired loans of $1.6 million and an increase of $2.4 million in classified assets. Despite growth in the loan portfolio of $15.5 million, net charge-offs of $14,000, and an increase in impaired loans and classified assets, it was not necessary to record a provision for loan losses due to adjustments made to the systematic calculation of required reserve percentages in the current period. For the nine months ended March 31, 1998, the Company experienced decreases in the levels of impaired loans and classified assets of $2.2 million and $2.2 million, respectively. Despite these decreases, growth in the loan portfolio of $27.5 million and net charge-offs of $115,000 made it necessary to record a provision for loan losses of $201,000 in the current period. At March 31, 1999, the allowance for loan losses was $2.6 million, which represented 53.8% of nonperforming loans and 0.7% of loans.

For the nine months ended March 31, 1999, noninterest income increased $3,745,000, or 298.8%, from the prior year comparable period. Gain on the sale of real estate increased by $3,770,000 due to a gain resulting from the sale by PVF Service Corporation of its 250-acre parcel of land in Solon, Ohio. Other, net decreased by $104,000, or 62.0%, from the previous years comparable period, primarily due to a decline in rental income of $70,000 in the current period. In addition, an increase of $131,400, or 19.6%, in income from mortgage

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------


banking activities resulted from an increase in gain on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Service and other fees decreased by $52,500, or 12.6%, from the prior year comparable period, primarily due to decreases in NOW checking account fee income.

Noninterest expense for the nine months ended March 31, 1999 increased by $837,400, or 13.3%, from the prior year comparable period. This resulted from a $214,600, or 6.3%, increase in compensation and benefits attributable to increased staffing, incentive bonuses paid, and salary and wage adjustments. In addition, office occupancy and equipment increased by $135,300, or 11.3%, due to the opening of a new branch office. Other noninterest expense increased by $487,500, or 29.3%, primarily attributable to an increase in legal expenses of $390,000 and the write-off of $72,000 in the current period attributable to the Bank's participation as a limited partner in an affordable housing partnership. The increase in legal expenses is the result of costs incurred in defending lawsuits filed against the Bank and two other entities, PVF Financial Planning, Inc. and Emissary Financial Group, Inc., which are majority-owned subsidiaries of the Company's wholly-owned subsidiary, PVF Holdings, Inc. Information pertaining to these lawsuits is set forth in Item 3 of Form 10-K for the year ended June 30, 1998. There have been no significant changes to these lawsuits for the nine-month period ended March 31, 1999.

The federal income tax provision for the nine-month period ended March 31, 1999 decreased to an effective rate of 33.7% for the current period from an effective rate of 34.2% for the prior year comparable period. The decrease in the effective tax rate is attributable to the availability of low-income affordable housing credits in the current period.

Part I Financial Information
Item 2



YEAR 2000
---------

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

Rapid and accurate data processing is essential to Company operations. If testing reveals that any system critical to continued business operation should fail, all internal and external resources available will be directed toward correcting these systems. System delays, mistakes, or failures could have an adverse impact on the Company. We are currently under contract with an external consulting service should a system failure occur. End-user contingencies are also being developed. Current testing of mission-critical systems started in the fourth quarter of 1998 and is expected to continue through the end of the fourth quarter of 1999. Testing includes all core systems required for continued Bank operation and includes interfaces with critical third-party vendors. At this time, testing has not revealed any deficiencies in the remediated systems and all testing is progressing as planned.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Bank is required by federal regulations to maintain specific levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 4% of the sum of net withdrawable savings and borrowings due within one year. The Bank's liquidity at March 31, 1999 was 11.0%. Management believes the Bank has sufficient liquidity to meet its operational needs.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the Company's interest rate risk position or any changes to how the Company manages its Asset/ Liability position since June 30, 1998.



Part II   Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a) PVF did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PVF Capital Corp.
                                                -----------------
                                                  (Registrant)


Date:  May 7, 1999                               /s/ C. Keith Swaney
      -------------                             --------------------

                                                C. Keith Swaney
                                                Vice President and Treasurer