Form 10-K405
period 1999-06-30
PVF CAPITAL CORP
filed 1999-09-22
CIK 928592

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

/_/ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         COMMISSION FILE NUMBER 0-24948
                                PVF CAPITAL CORP.

             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                                34-1659805
------------------------------------------                  --------------------
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

25350 ROCKSIDE ROAD, BEDFORD HTS., OHIO                             44146
------------------------------------------                  --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's voting stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") System Small-Cap Market under the symbol "PVFC." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq System on September 7, 1999, was $47,532,083. For purposes of this calculation, it is assumed that directors, executive officers and 5% stockholders of the registrant are affiliates. As of September 7, 1999, the registrant had 4,389,742 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999. (Parts I, II and IV)

  2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

         PVF Capital Corp. ("PVF" or the "Company") is the Holding Company for Park View Federal Savings Bank ("Park View Federal" or the "Bank"). PVF owns and operates Park View Federal Savings Bank and PVF Service Corporation ("PVFSC"), a real estate subsidiary, purchased by PVF from the Bank during fiscal 1995. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary, currently inactive, and three other subsidiaries chartered for future operation, but also currently inactive. Park View Federal is a federal stock savings bank operating through ten offices located in Cleveland and surrounding communities. Park View Federal has operated continuously for 79 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF Capital Corp's main office is located at 2618 N. Moreland Boulevard, Cleveland, Ohio 44120 and its telephone number is (216) 991-9600.

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

MARKET AREA

         The Bank conducts its business through ten offices located in Cuyahoga, Summit, Lake and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. At June 30, 1999, over 98% of the Bank's net loan portfolio and over 98% of the Bank's deposits were in the Bank's market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, Medina and Summit Counties, where demographic growth has been stronger.

         The economy in the Cleveland area historically has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of service, financial and wholesale and retail trade industries.


LENDING ACTIVITIES

Loan Portfolio Composition

         The Bank's net loan portfolio, including mortgage-backed securities, totalled $399.1 million at June 30, 1999, representing 88.8% of total assets at such date. It is the Bank's policy to concentrate its lending in its market area.

     Set forth below is certain data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated. As of June 30, 1999, the Bank had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                          AT JUNE 30,
                                        --------------------------------------------------------------------------------
                                                    1999                      1998                         1997
                                        -------------------------   ------------------------   -------------------------
                                           AMOUNT         PERCENT     AMOUNT         PERCENT      AMOUNT         PERCENT
                                           ------         -------     ------         -------      ------         -------
                                                                       (DOLLARS IN THOUSANDS)
Real estate loans:
  Single-family residential (1) ......   $ 141,308         35.41%   $ 142,223         38.07%   $ 128,908         37.62%
  Multi-family residential ...........      34,075          8.54%      31,493          8.43%      31,090          9.07%
  Commercial .........................     105,427         26.42%      94,588         25.32%      84,940         24.79%
  Home equity lines of credit ........      22,956          5.75%      18,762          5.02%      16,941          4.94%
  Construction .......................     101,032         25.32%      96,063         25.71%      82,611         24.11%
  Land ...............................      42,003         10.53%      30,462          8.15%      32,045          9.35%
Mortgage-backed securities
  held for sale, net .................           0          0.00%           0          0.00%           0          0.00%
Mortgage-backed securities
  held to maturity ...................       1,733          0.43%       2,949          0.79%         505          0.15%
Consumer loans:
  Property improvement ...............           6          0.00%          20          0.01%          34          0.01%
  Passbook loans .....................         552          0.14%         614          0.16%         615          0.18%
  Mobile home ........................         146          0.04%         213          0.06%         191          0.06%
  Other ..............................       7,095          1.78%       3,040          0.81%       2,756          0.80%
                                         ---------                  ---------                  ---------
                                           456,333        114.36%     420,427        112.53%     380,636        111.08%
                                         ---------                  ---------                  ---------

Less:
  Accrued interest receivable ........       2,202          0.55%       2,217          0.59%       2,097          0.61%
  Deferred loan fees .................      (1,951)        -0.49%      (1,689)        -0.45%      (1,733)        -0.51%
  Unearned discount ..................         (23)        -0.01%         (36)        -0.01%         (48)        -0.01%
  Undisbursed discount FHLMC MBS .....         (11)         0.00%         (16)         0.00%           0          0.00%
  Unrealized loss FHLMC MBS ..........           0          0.00%           0          0.00%           0          0.00%
  Undisbursed portion of loan proceeds     (54,864)       -13.75%     (44,622)       -11.94%     (35,653)       -10.41%
  Market valuation reserve ...........           0          0.00%           0          0.00%           0          0.00%
  Allowance for loan losses ..........      (2,630)        -0.66%      (2,687)        -0.72%      (2,675)        -0.76%
                                         ---------                  ---------                  ---------
    Total other items ................     (57,277)       -14.36%     (46,833)       -12.53%     (38,012)       -11.08%
                                         ---------                  ---------                  ---------
  Total loans and mortgage-backed
     securities ......................   $ 399,056        100.00%   $ 373,594        100.00%   $ 342,624        100.00%
                                         =========                  =========                  =========

                                                                AT JUNE 30,
                                        -----------------------------------------------------
                                                    1996                           1995
                                        -------------------------   -------------------------
                                            AMOUNT        PERCENT     AMOUNT         PERCENT
                                            ------        -------     ------         -------
                                                           (DOLLARS IN THOUSANDS)
Real estate loans:
  Single-family residential (1) ......   $ 109,687         36.84%   $  98,203         38.56%
  Multi-family residential ...........      30,607         10.28%      39,531         15.52%
  Commercial .........................      72,543         24.36%      57,498         22.58%
  Home equity lines of credit ........       8,749          2.94%       3,314          1.30%
  Construction .......................      76,725         25.77%      61,653         24.21%
  Land ...............................      30,686         10.31%      18,318          7.19%
Mortgage-backed securities
  held for sale, net .................       7,963          2.67%         989          0.39%
Mortgage-backed securities
  held to maturity ...................         629          0.21%       2,747          1.08%
Consumer loans:
  Property improvement ...............          43          0.01%          76          0.03%
  Passbook loans .....................         742          0.25%         999          0.39%
  Mobile home ........................         328          0.11%         519          0.20%
  Other ..............................       1,244          0.41%         701          0.27%
                                         ---------                  ---------
                                           339,946        114.16%     284,548        111.72%
                                         ---------                  ---------


Less:
  Accrued interest receivable ........       1,709          0.57%       1,589          0.62%
  Deferred loan fees .................      (2,098)        -0.70%      (1,811)        -0.71%
  Unearned discount ..................        (165)        -0.06%        (336)        -0.13%
  Undisbursed discount FHLMC MBS .....        (158)        -0.05%          (2)         0.00%
  Unrealized loss FHLMC MBS ..........        (234)        -0.08%           0          0.00%
  Undisbursed portion of loan proceeds     (38,649)       -12.98%     (26,891)       -10.56%
  Market valuation reserve ...........         (13)         0.00%           0          0.00%
  Allowance for loan losses ..........      (2,565)        -0.86%      (2,402)        -0.94%
                                         ---------                  ---------
    Total other items ................     (42,173)       -14.16%     (29,853)       -11.72%
                                         ---------                  ---------
  Total loans and mortgage-backed
     securities ......................   $ 297,773        100.00%   $ 254,695        100.00%
                                         =========                  =========

-----------------

(1) Includes loans held for sale in the amounts of $1.7 million, $1.6 million, $0.7 million, $11.2 million and $4.5 million at June 30, 1999, 1998, 1997, 1996, and 1995 respectively.

         The following table presents at June 30, 1999 the amounts of loan principal repayments scheduled to be received by the Bank during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                           DUE DURING                               DUE ONE
                                            THE YEAR                              THROUGH FIVE                       DUE FIVE YEARS
                                             ENDING                                YEARS AFTER                        OR MORE AFTER
                                            JUNE 30,                                JUNE 30,                             JUNE 30,
                                             2000                                    1999                                  1999
                                          ----------                             ------------                            --------
                                                                               (IN THOUSANDS)

Real estate mortgage loans.............   $139,134                                $168,319                                $28,684
Real estate construction loans.........     53,388                                       0                                      0
Consumer loans.........................      6,439                                   1,275                                     84
                                          --------                                --------                                -------
    Total..............................   $198,961                                $169,594                                $28,768
                                          ========                                ========                                =======

         The following table apportions the dollar amount of the loans due or repricing after June 30, 2000 between those with predetermined interest rates and those with adjustable interest rates.

                                                                         FLOATING OR
                                           PREDETERMINED RATES         ADJUSTABLE RATES           TOTAL
                                           -------------------         ----------------           -----
                                                                      (IN THOUSANDS)

Real estate mortgage loans...................  $31,417                     $165,586             $197,003
Consumer loans...............................    1,359                            0                1,359
                                               -------                     --------             --------
    Total....................................  $32,776                     $165,586             $198,362
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

         The following table shows total loan origination and sale activity during the periods indicated.

                                                                    YEAR ENDED JUNE 30,
                                                           -----------------------------------
                                                           1999         1998              1997
                                                           ----         ----              ----
                                                                    (IN THOUSANDS)
Loans originated:
  Real estate:........................................
    Residential and commercial (1)....................   $130,515       $111,912        $ 81,707
    Construction (1)..................................    104,911         97,569          88,936
    Land..............................................     28,814         16,237          18,818
  Passbook loans......................................        209            308             435
  Other...............................................      1,202             29             467
                                                         --------       --------        --------
    Total loans originated............................   $265,651       $226,055        $190,363
                                                         ========       ========        ========

Loans refinanced......................................   $ 13,699       $ 16,210        $ 16,193
                                                         ========       ========        ========
Loans and mortgage-backed securities sold.............   $107,978       $ 81,294        $ 56,618
                                                         ========       ========        ========

-------------------
(1) Includes single-family and multi-family residential and commercial loans.

Loan Underwriting Policies

         The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are generally performed by an internal staff appraiser and by independent outside appraisers approved by the Bank's Board of Directors. The Bank's Loan Underwriter has authority to approve all fixed-rate single-family residential mortgage loans which meet FHLMC and FNMA underwriting guidelines and those adjustable-rate single-family residential mortgage loans which meet the Bank's underwriting standards and are in amounts of less than $400,000. The Board of Directors has established a Loan Committee comprised of the Chairman of the Board, President, Senior Vice President, other management and an outside director of the Bank. This committee reviews all loans approved by the underwriter and has the authority to approve adjustable rate single-family residential loans up to $750,000 and construction and commercial real estate loans up to $500,000. All loans in excess of the above amounts must be approved by the Board of Directors. All loans secured by savings deposits can be approved by lending officers based in the Bank's branch offices.

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

         Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. The Bank currently originates fixed-rate, residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that adjust after five or seven years to a rate which is 0.5% above the FHLMC 60 day delivery rate, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 1999, $141.3 million, or 35.4%, of the Bank's net loan and mortgage-backed securities portfolio consisted of single-family, conventional mortgage loans, of which approximately $124.0 million, or 87.8%, carried adjustable interest rates. Included in this amount are $6.5 million in second mortgage loans. Such loans are for terms of up to fifteen years and adjust annually to a rate which is 3.75% above the treasury rate. Any such loans having fixed rates are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.

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

         Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank's multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three years based upon changes in the Treasury Rate, plus a negotiated margin of between 3.0% and 3.5%. Commercial and multi-family residential real estate loans amounted to $139.5 million, or 35.0%, of the total loan and mortgage-backed securities portfolio at June 30, 1999.

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

         Construction Loans. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered only on an adjustable rate basis. Interest rates on residential construction loans made to the eventual occupant are set at the prime rate plus 2%, and are fixed for the construction term. Interest rates on residential construction loans to builders are set at the prime rate plus 2%, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 18 months. Advances are generally paid directly to subcontractor's and suppliers and are made on a percentage of completion basis. At June 30, 1999, $101.0 million or 25.3%, of the Bank's total loan and mortgage-backed securities portfolio consisted of construction loans, virtually all of which were secured by single-family residences.

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

         Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well-known to the Bank, and it obtains the financial statements and personal guarantees of such builders and developers. The Bank also requires feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to the lesser of 80% of the estimated gross sell out value or 100% of the discounted value. If land is being acquired, the amount of the loan to be used for such purposes is limited to 75% of the cost of the land. All of these loans originated are within the Bank's market area. The Bank had $42.0 million, or 10.5% of its net loan and mortgage-backed securities portfolio, in land loans at June 30, 1999.

         Home Equity Line of Credit Loans. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5 year review and renewal option followed by a balloon payment. The rate adjusts monthly to a rate ranging from the prime lending rate to prime plus 0.5%. At June 30, 1999, the Bank had $23.0 million in home equity lines of credit, which amounted to 5.7% of its net loan portfolio.

Mortgage Banking Activity

         In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 1999, the Bank reported net loan servicing fee income of $422,304, and at June 30, 1999 was servicing $277.3 million of loans for others. The Bank has been able to keep delinquencies on loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate, single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.


         On August 18, 1995, the Bank sold $146.0 million in FHLMC servicing to PVF and recognized no gain due to the transaction being an intercompany sale. PVF then entered into an agreement with the Bank to service the underlying loans for $8.00 per loan monthly. PVF borrowed $1.2 million to finance the purchase of this servicing. The servicing income from these loans will provide sufficient funds to pay the servicing fee to the Bank. At June 30, 1999 the Bank was servicing $70.2 million in FHLMC loans for PVF.

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

         At June 30, 1999 and June 30, 1998, the Bank had $1,772,000 and $1,645,000 of fixed rate single family mortgage loans available for sale. In connection with these activities the Bank establishes a mortgage banking reserve for market valuation losses. See Note 5 of Notes to Consolidated Financial Statements.

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

         The following table sets forth information with respect to the Bank's non-performing loans and other problem assets at the dates indicated.

                                                                                 At June 30,
                                                                -------------------------------------------------
                                                                 1999     1998      1997         1996        1995
                                                                ------   ------    ------       ------      -----
                                                                              (Dollars in thousands)
Non-accruing loans (1):
Real estate...................................................  $3,639     $3,262     $4,097     $2,272     $3,497
  Consumer loans..............................................       0         15         40         80        109
                                                                ------     ------     ------     ------     ------
    Total.....................................................  $3,639     $3,277     $4,137     $2,352     $3,606
                                                                ======     ======     ======     ======     ======

Accruing loans which are
  contractually past due 90
  days or more:
    Real estate...............................................  $  248     $  163     $  476     $   95     $1,028
                                                                ------     ------     ------     ------     ------
      Total...................................................  $  248     $  163     $  476     $   95     $1,028
                                                                ======     ======     ======     ======     ======

    Total nonaccrual and 90 days
      past due loans..........................................  $3,887     $3,440     $4,613     $2,447     $4,634
                                                                ======     ======     ======     ======     ======

Ratio of non-performing loans to total loans
  and mortgage-backed securities..............................    0.97%       .92%      1.35%      0.82%      1.81%
                                                                ======     ======     ======     ======     ======

Other non-performing assets (2)...............................     168        699          0     $   53     $    0
                                                                ======     ======     ======     ======     ======

Total non-performing assets...................................  $4,055     $4,139     $4,613     $2,500     $4,634
                                                                ======     ======     ======     ======     ======

Total non-performing assets to
  total assets...............................................     0.90%      0.96%      1.24%      0.75%      1.47%
                                                                ======     ======     ======     ======     ======

------------------

(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. A policy change to non-accruing loans effective with the fiscal year ending June 30, 1994 provided for the non-accrual of all loans classified as substandard, doubtful, or loss and all loans greater than 90-days past due with a loan-to-value ratio greater than 65%. Payments received on a non- accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

         It is the Bank's policy to not record into income partial interest payments. During the year ended June 30, 1999, gross interest income of $350,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the period. No interest was included in income on non-accruing loans.

         At June 30, 1999, non-accruing loans consisted of 25 loans totalling $3.6 million, and included 14 conventional mortgage loans aggregating $1.3 million, 4 land loans in the amount of $1.1 million, 4 construction loans in the amount of $0.5 million, 1 commercial loan in the amount of $0.5 million and 2 multi-family loans in the amount of $0.2 million. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb potential losses on these loans.

         Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 1999, the Bank had 2 real estate owned properties totaling $168,500. The properties consist of developed residential lots.

         Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." The Bank has established an Asset Classification Committee, which is comprised of the Chairman of the Board, the Chief Financial Officer and senior employees of the Bank. The Asset Classification Committee meets quarterly to review the Bank's loan portfolio and determine which loans should be placed on a "watch-list" of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. At June 30, 1999, total non-accrual and 90 days past due loans and other non-performing assets were $4.1 million, of which amount approximately $3.7 million were classified as substandard. For additional information, see " -- Non-Performing Loans and Other Problem Assets" and Note 4 of Notes to Consolidated Financial Statements.

         In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

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

         The following table summarizes the activity in the allowance for loan losses for the periods indicated.


                                                                      YEAR ENDED JUNE 30,
                                                   --------------------------------------------------------
                                                     1999        1998        1997        1996        1995
                                                   --------    --------    --------    --------     ------
                                                                          (IN THOUSANDS)

Balance at beginning of year....................    $2,687      $2,675      $2,565      $2,402      $2,075
                                                    ------      ------      ------      ------      ------

Charge-offs:
  Mortgage loans................................        42         238         174         241          77
  Consumer loans (1)............................        20           0          24          24          18
                                                    ------      ------      ------      ------      ------
    Total charge-offs...........................        62         238         198         265          95
                                                    ------      ------      ------      ------      ------

Recoveries:
  Mortgage loans................................         5           4         117           5           4
  Consumer loans (1)............................         0           0           4           6           2
                                                    ------      ------      ------      ------      ------
    Total recoveries............................         5           4         121          11           6
                                                    ------      ------      ------      ------      ------

Net charge-offs.................................        57         234          77         254          89
                                                    ------      ------      ------      ------      ------

Provision charged to income.....................         0         246         187         417         416
                                                    ------      ------      ------      ------      ------

Balance at end of year..........................    $2,630      $2,687      $2,675      $2,565      $2,402
                                                    ======      ======      ======      ======      ======

Ratio of net charge-offs during
  the year to average loans
  outstanding during the year...................       0.0%        0.0%        0.0%        0.0%        0.0%
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


                                                                             AT JUNE 30,
                                              1999                        1998                        1997
                                    ------------------------    ------------------------    ------------------------
                                             % OF LOANS IN               % OF LOANS IN               % OF LOANS IN
                                             CATEGORY TO                 CATEGORY TO                 CATEGORY TO
                                             TOTAL NET LOANS             TOTAL NET LOANS             TOTAL NET LOANS
                                    AMOUNT   OUTSTANDING        AMOUNT   OUTSTANDING        AMOUNT   OUTSTANDING
                                    ------   -----------        ------   -----------        ------   -----------
                                                                       (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Single-family..................   $  727       52.84%         $  925       57.19%         $  899       56.19%
  Multi-family...................      201        8.53%            203        8.44%            291        9.00%
  Commercial.....................    1,438       26.17%          1,227       25.19%            990       24.54%
  Land...........................      218       10.51%            230        8.16%            361        9.26%
  Unallocated....................        0        0.00%              0        0.00%              0        0.00%
                                    ------      -------         ------      -------         ------      -------
    Total mortgage loans.........   $2,584       98.05%         $2,585       98.98%         $2,541       98.99%
                                    ======      =======         ======      =======         ======      =======

Consumer loans (1)...............       46        1.95%            102        1.02%            134        1.01%
                                    ------      -------         ------      -------         ------      -------
  Total allowance for
    loan losses..................   $2,630      100.00%         $2,687      100.00%         $2,675      100.00%
                                    ======      =======         ======      =======         ======      =======

                                                          AT JUNE 30,
                                              1996                        1995
                                    ------------------------    ------------------------
                                             % OF LOANS IN               % OF LOANS IN
                                             CATEGORY TO                 CATEGORY TO
                                             TOTAL NET LOANS             TOTAL NET LOANS
                                    AMOUNT   OUTSTANDING        AMOUNT   OUTSTANDING
                                    ------   -----------        ------   -----------
Mortgage Loans:
  Single-family..................   $  977       53.49%         $  857       54.27%
  Multi-family...................      163       10.51%            295       15.36%
  Commercial.....................      968       24.71%            940       22.42%
  Land...........................      210       10.52%            154        7.11%
  Unallocated....................      123        0.00%              0        0.00%
                                    ------      -------         ------      -------
    Total mortgage loans.........   $2,441       99.23%         $2,246       99.16%
                                    ======      =======         ======      =======

Consumer loans (1)...............      124        0.77%            156        0.84%
                                    ------      -------         ------      -------
  Total allowance for
    loan losses..................   $2,565      100.00%         $2,402      100.00%
                                    ======      =======         ======      =======

---------------
(1) Consists of property improvement loans and mobile home loans.

INVESTMENT ACTIVITIES

         Park View Federal is required under federal regulations to maintain a minimum amount of liquid assets, which can be invested in specified short-term securities, and is also permitted to make certain other investments. See "Regulation -- Liquidity Requirements". Park View Federal maintains a liquidity portfolio well in excess of the amount required to satisfy regulatory requirements. The Bank's liquidity ratio of 9.8% at June 30, 1999 exceeded the 4% regulatory requirement. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

         Park View Federal's investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers' acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal's investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 1999, Park View Federal had investments in agency notes, federal funds sold, FHLB of Cincinnati stock and interest-bearing deposits in other financial institutions.

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

         The following table sets forth the carrying value of the Bank's securities portfolio, short-term investments and FHLB of Cincinnati stock at the dates indicated. At June 30, 1999, the fair market values of the Bank's securities portfolio was $24.9 million. All securities are held to maturity.

                                                                 AT JUNE 30,
                                                     --------------------------------------
                                                       1999           1998           1997
                                                     -------        -------        ------
                                                                (IN THOUSANDS)
Investment securities:
  Municipal Security.................................    376              0              0
  U.S. Government and agency securities..............$24,958        $27,800        $13,995
                                                     -------        -------        -------
      Total securities............................... 25,334         27,800         13,995

Interest-bearing deposits............................    574            394            445
Federal funds sold...................................  5,375         20,375          1,375
FHLB of Cincinnati stock.............................  3,759          3,508          2,762
                                                     -------        -------        -------
    Total investments................................$35,042        $52,077        $18,577
                                                     =======        =======        =======

        The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's securities at June 30, 1999.


                                                                        AT JUNE 30, 1999
                                --------------------------------------------------------------------------------------------
                                     ONE YEAR               ONE TO FIVE              FIVE TO 10                MORE THAN
                                       OR LESS                 YEARS                    YEARS                   10 YEARS
                                ---------------------   ---------------------   ---------------------    -------------------
                                CARRYING    AVERAGE     CARRYING    AVERAGE     CARRYING    AVERAGE      CARRYING   AVERAGE
                                  VALUE      YIELD        VALUE      YIELD        VALUE      YIELD         VALUE     YIELD
                                 -------   ---------     -------   ---------     -------   ---------      -------  ---------
                                                                     (DOLLARS IN THOUSANDS)

Municipal security..........     $     80   6.25%       $    296    6.25%      $       0     0.00%       $      0    0.00%
U.S. Government and
  agency securities.........            0   0.00%         24,958    6.03%              0     0.00%              0    0.00%
Deposits(1).................        5,949   4.75%              0    0.00%              0     0.00%              0    0.00%
FHLB stock..................            0   0.00%              0    0.00%              0     0.00%          3,759    7.25%
                                ---------              ---------               ---------                  -------
  Total.....................      $ 6,029   4.77%        $25,254    6.03%      $       0     0.00%        $ 3,759    7.25%
                                  =======                =======               =========                  =======

                                       AT JUNE 30, 1999
                                --------------------------------
                                         TOTAL SECURITIES
                                --------------------------------
                                 CARRYING    MARKET     AVERAGE
                                   VALUE      VALUE      YIELD
                                  -------    -------   -------


Municipal security..........     $    376    $    376    6.25%
U.S. Government and
  agency securities.........       24,958      24,519    6.03%
Deposits(1).................        5,949       5,949    4.75%
FHLB stock..................        3,759       3,759    7.25%
                                 --------    --------
  Total.....................      $35,042     $34,603    5.95%
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

              The Bank's deposits have remained stable with a moderate decline experienced during the fiscal year ended June 30, 1999. Deposit balances totalled $331.2 million, $344.3 million and $288.3 million at the fiscal years ended June 30, 1999, 1998, and 1997 respectively.

              Deposits in the Bank as of June 30, 1999 were represented by the various programs described below.

WEIGHTED
AVERAGE                                                                                                 PERCENTAGE
INTEREST                                                           MINIMUM           BALANCE IN           OF TOTAL
 RATE                                  CATEGORY                    BALANCE            THOUSANDS           DEPOSITS
 ----                                  --------                    -------            ---------           --------
2.30%                      NOW accounts                             $   50            $ 21,748               6.57%
2.50%                      Passbook statement accounts                   5              33,254              10.04%
3.40%                      Money market accounts                     1,000               8,399               2.54%
0.00%                      Non-interest-earning demand accounts         50               7,182               2.17%
                                                                                      --------             -------
                                                                                      $ 70,583              21.31%
                                                                                      --------             -------

                           CERTIFICATES OF DEPOSIT
                           -----------------------

5.51%                      3 months or less                            500              90,277              27.25%
5.32%                      3 - 6 months                                500              51,689              15.60%
5.18%                      6 - 12 months                               500              74,390              22.46%
5.58%                      1 - 3 years                                 500              38,789              11.71%
5.68%                      More than three years                       500               5,514               1.66%
                                                                                      --------             -------

5.39%                        Total certificates of deposit                            $260,659              78.69%
                                                                                      --------             -------

4.73%                        Total deposits                                           $331,242             100.00%
                                                                                      ========             =======

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                                     AT JUNE 30, 1999                            AT JUNE 30, 1998
                                           -------------------------------------        --------------------------------------
                                                                         Increase                                      Increase
                                                                        (Decrease)                                    (Decrease)
                                                            % of        From Prior                       % of         From Prior
                                           Balance        Deposits         Year          Balance       Deposits          Year
                                           -------        --------      ---------       --------       --------       ----------
                                                                        (Dollars in thousands)

NOW checking (1)........................   $ 28,930         8.73%       $ 5,098         $ 23,832         6.92%        $ 3,556
Super NOW checking and money market.....      8,399         2.54%         1,212            7,187         2.09%          1,879
Passbook and regular savings............     33,254        10.04%         1,410           31,844         9.25%            258
Jumbo certificates......................     58,427        17.64%         1,099           57,328        16.65%         13,839
Other certificates......................    165,516        49.97%       (19,529)         185,045        53.76%         34,060
Keogh accounts..........................        229         0.07%            20              209         0.06%         (1,789)
IRA accounts............................     36,487        11.02%        (2,297)          38,784        11.27%          4,156
                                           --------                     --------        --------                      -------
    Total...............................   $331,242       100.00%       (12,987)        $344,229       100.00%        $55,959
                                           ========       =======       ========        ========       =======        =======

                                             AT JUNE 30, 1997
                                          -------------------
                                                          % of
                                          Balance       Deposits
                                          -------       --------
                                          (Dollars in thousands)


NOW checking (1)........................  $ 20,276        7.03%
Super NOW checking and money market.....     5,308        1.84%
Passbook and regular savings............    31,586       10.96%
Jumbo certificates......................    43,489       15.09%
Other certificates......................   150,985       52.38%
Keogh accounts..........................     1,998        0.69%
IRA accounts............................    34,628       12.01%
                                          --------
    Total...............................  $288,270      100.00%
                                          ========      =======

-------------
(1)  Includes non-interest-bearing demand accounts.


         The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.

                                                        FOR THE YEAR ENDED JUNE 30,
                        --------------------------------------------------------------------------------------
                                         1999                                           1998
                        ----------------------------------------        --------------------------------------
                        INTEREST-                                       INTEREST-
                         BEARING                                         BEARING
                         DEMAND         SAVINGS            TIME          DEMAND         SAVINGS           TIME
                        DEPOSITS        DEPOSITS         DEPOSITS       DEPOSITS        DEPOSITS        DEPOSITS
                        --------        --------         --------       --------        --------        --------
                                                          (DOLLARS IN THOUSANDS)

Average balance........ $27,646         $32,209          $268,501       $21,628         $31,634         $264,348

Average rate paid......   2.64%           2.58%             5.74%         2.77%           2.75%            5.90%

                                FOR THE YEAR ENDED JUNE 30,
                         -----------------------------------------
                                          1997
                         -----------------------------------------
                         INTEREST-
                          BEARING
                          DEMAND         SAVINGS          TIME
                         DEPOSITS        DEPOSITS        DEPOSITS
                         --------        --------        --------
                                   (DOLLARS IN THOUSANDS)

Average balance........  $19,631         $31,549         $218,302

Average rate paid......    2.70%           2.75%            5.75%

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

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1999.

                                                                            CERTIFICATES
      MATURITY PERIOD                                                        OF DEPOSIT
      ---------------                                                        ----------
                                                                           (IN THOUSANDS)

      Three months or less...............................................    $23,141
      Three through six months...........................................     15,767
      Six through 12 months..............................................     16,307
      Over 12 months.....................................................      9,898
                                                                             -------
               Total.....................................................    $65,113
                                                                             =======

         BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the Federal Home Loan Bank of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $20 million and $40 million respectively, that were not drawn upon at June 30, 1999. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.

         The following table sets forth certain information regarding the Bank's advances from the FHLB of Cincinnati for the periods indicated:

                                                                    YEAR ENDED JUNE 30,
                                                         ---------------------------------------
                                                           1999           1998            1997
                                                         ---------      --------        --------
                                                                    (DOLLARS IN THOUSANDS)
Maximum amount outstanding at any
  month end...........................................   $66,041        $67,852         $54,412

Approximate average outstanding balance...............    52,102         40,240          41,083

Approximate weighted average rate
  paid (1)............................................      5.55%          5.84%           5.76%

---------------------
(1) Computed from average monthly balances.

         The weighted average rates outstanding on FHLB advances was 5.65%, 5.71% and 5.83% at June 30, 1999, 1998 and 1997, respectively.

         At June 30, 1998 and 1997, PVFSC had one note payable for $1.1 million, and $1.7 million, respectively, collateralized by real estate and guaranteed by PVF. At June 30, 1997 PVF had one note payable for $0.6 million collateralized by mortgage servicing rights. See Note 9 of Notes to Consolidated Financial Statement.

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

         As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1999, Park View Federal was authorized to invest up to approximately $13.5 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

         PVF has two subsidiaries, Park View Federal and PVFSC, which is engaged in the activities of land acquisition and real estate investment. At June 30, 1999, PVFSC has an investment of $3.8 million in a strip center in Berea, Ohio. In addition, PVF has three non-active subsidiaries, PVF Community Development Corp., PVF Mortgage Corp., and Mid Pines Land Company, which have been chartered for future activity.

         PVF Service Corporation. In March of 1998 PVFSC entered into an option agreement with Cameratta Properties Limited for the sale of Mid Pines, its 257 acre parcel of land in Solon, Ohio. PVFSC had acquired 150 acres of this land in 1983 from the Bank, which property the Bank acquired in foreclosure. The additional 107 acre parcel of land was acquired by PVFSC in 1985 for $150,000. PVFSC acquired and held the property as an investment. In March of 1999, according to the terms of the option agreement and upon voter approval of the planned development project, the Mid Pines sale to Cameratta Properties Limited was completed for $4.8 million. The property was carried at a book value of $1.0 million by PVFSC, and the sale resulted in a pre-tax gain on the sale of real estate of $3.8 million.

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

EMPLOYEES

         As of June 30, 1999, PVF and its subsidiaries had 117 full-time employees and 30 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

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

         The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer loans, residential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage- backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. Under the risk-based capital requirement, a savings institution is required to maintain total capital, consisting of core capital plus certain other components, including general valuation allowances, equal to 8.0% of risk-weighted assets. At June 30, 1999 the Bank's risk-weighted assets were $344.8 million, and its total regulatory capital was $38.5 million, or 11.2% of risk-weighted assets.

         The table below presents the Bank's capital position at June 30, 1999, relative to its various minimum regulatory capital requirements.

                                                                     AT JUNE 30, 1999
                                                                              PERCENT OF
                                                                   AMOUNT     ASSETS (1)
                                                                   ------     ----------
                                                                   (DOLLARS IN THOUSANDS)

                       Tangible Capital........................... $35,950        7.99%
                       Tangible Capital Requirement...............   6,751        1.50
                                                                   -------       -----
                         Excess .................................. $29,199        6.49%
                                                                   =======       =====

                       Tier 1/Core Capital........................ $35,950        7.99%
                       Tier 1/Core Capital Requirement............  18,002        4.00
                                                                   -------       -----
                         Excess .................................. $17,948        3.99%
                                                                   =======       =====

                       Tier 1 Risk-Based Capital.................. $35,950       10.43%
                       Tier 1 Risk-Based Capital Requirement......  13,790        4.00
                                                                   -------       -----
                         Excess .................................. $22,160        6.43%
                                                                   =======       =====

                       Risk-Based Capital......................... $38,524       11.17%
                       Risk-Based Capital Requirement.............  27,580        8.00
                                                                   -------       -----
                         Excess................................... $10,944        3.17%
                                                                   =======       =====

-------------
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

         OTS risk-based capital regulations require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. At June 30, 1999 the Bank had no interest rate risk component deduction from total capital.


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

         Under implementing regulations, the federal banking regulators will measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk- weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Bank is classified as "well capitalized" under these regulations.

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

         FEDERAL HOME LOAN BANK SYSTEM. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 1999 of $3.8 million.

         The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance. At June 30, 1999, the Bank had $66.0 million in advances outstanding from the FHLB of Cincinnati. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

         LIQUIDITY REQUIREMENT. Park View Federal generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. Park View Federal also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of Park View Federal at June 30, 1999 was 9.8%.

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

         To meet the QTL test, an institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans,
(ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. At June 30, 1999, the Bank qualified as a QTL.

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

             OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distrubution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calandar year exceeds the institution's net income for the calandar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or conditions imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

         FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves as follows: no reserves are required on the first $4.7 million of transaction accounts, reserves equal to 3% on the next $47.8 million of transaction accounts, plus 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At June 30, 1999, Park View Federal met its reserve requirements.

         INTERSTATE AND INTERINDUSTRY ACQUISITIONS. OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a "domestic building and loan association" under ss.7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

         Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.



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

             PROPOSED LEGISLATIVE AND REGULATORY CHANGES. The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. In January 1999 legislation restructuring the activities and regulations oversight of the financial services industry was reintroduced in both houses of the U.S. Congress. The stated purposes of the legislation are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition and would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, the legislation repeals the Glass-Steagall Act prohibitions on bank affiliating with securities firms and thereby allow holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds. The legislation also removes the Bank Holding Company Act's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product, calls for a new regulatory framework for financial institution's and their holding companies and preserves the thrift charter and all existing thrift powers. Both the House and Senate passed separate versions of this legislation. The Senate bill differs from the House's principally with respect to the powers of operating subsidiaries, permissable activities of well managed holding companies and restrictions on nonfinancial activities of unitary thrift holding companies. It is expected that both versions will be reconciled during 1999. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take and how it will affect the Company's and the Bank's business and operations and competitive environment.


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

STATE INCOME TAXATION

         The Company is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital was taxed at a rate of 1.5% for fiscal years 1999, 1998 and 1997. Recent Ohio legislation will change the methodology for the computation of net worth in the future, as well as the rate of tax on financial institutions.

ITEM 2.  PROPERTIES

         The following table sets forth the location and certain additional information regarding the Company's offices at June 30, 1999.


                                  YEAR                             NET BOOK         OWNED OR         APPROXIMATE
                                 OPENED/           TOTAL           VALUE AT          LEASED/           SQUARE
LOCATION                        ACQUIRED         DEPOSITS        JUNE 30, 1999     EXPIRATION          FOOTAGE
--------                        --------         --------        -------------     ----------          -------
                                                            (DOLLARS IN THOUSANDS)
MAIN OFFICE:

2618 N. Moreland Blvd.            1963            $41,107           $   354           Owned            16,800
Cleveland, Ohio

BRANCH OFFICES:

2111 Richmond Road                1967             54,635               102           Lease             2,750
Beachwood, Ohio                                                                      3/1/09

25350 Rockside Road               1969             58,329                31           Lease            14,400
Bedford Heights, Ohio                                                                3/1/03

11010 Clifton Blvd.               1974             22,167                 8           Lease             1,550
Cleveland, Ohio                                                                      8/1/05

7448 Ridge Road                   1979             28,741                 0           Lease             3,200
Parma, Ohio                                                                         Monthly

6990 Heisley Road                 1994             28,029                 0           Lease             2,400
Mentor, Ohio                                                                       10/25/03

1456 SOM Center Road              1995             26,189               198           Lease             2,200
Mayfield Heights, Ohio                                                              9/30/04


497 East Aurora Road              1994             24,844                14           Lease             2,400
Macedonia, Ohio                                                                     9/30/04

8500 Washington Street            1995             26,745                68           Lease             2,700
Chagrin Falls, Ohio                                                                11/30/04

408 Water Street                  1997             20,456               273           Lease             2,800
Chardon, Ohio                                                                       8/31/02

         At June 30, 1999 the net book value of the Bank's premises, furniture, fixtures and equipment was $2.0 million. See Note 6 of Notes to Consolidated Financial Statements for further information.

         The Company also owns real estate in the City of Berea, Ohio. See Subsidiary Activities for futher information.

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

         PVFFP and Emissary have been named as defendants in two lawsuits pending in the Court of Common Pleas in Lake County, Ohio. One suit was filed April 14, 1998 by Gary Toth and the Gary A. Toth Trust, and the second suit was filed on May 22, 1998 by Ashtabula County Residential Services Corp.("Ashtabula"). Both plaintiffs alleged causes of action premised on breach of fiduciary duty, fraud and misrepresentation, negligence, breach of contract, accounting, conversion and constructive trust against the defendants, which also include Mr. Shefchuk, various entities that he controlled and Money Concepts. The plaintiffs claim generally that certain monies they invested through Mr. Shefchuk, or an organization controlled by him or PVFFP, were misappropriated. Mr. Toth seeks compensatory damages and punitive damages in excess of $2 million, and Ashtabula seeks $80,000 in compensatory damages and $1 million in punitive damages. Neither of these plaintiffs, however, had established an account with PVFFP. The Toth suit against PVFFP and Emissary has been dismissed without prejudice. In the Ashtabula suit, a notice of automatic stay was filed in August 1998 in connection with the bankruptcy of one of the parties controlled by Schefchuk, and the case has been largely inactive since that time.

             A total of nine additional cases have been filed against some combination of PVFFP, Emissary, the Company and/or the Bank. Five of these cases are arbitration proceedings with the NASD, two were filed in the Court of Common Pleas in Lake and Cuyahoga Counties in Ohio, and two were filed in the United States District Court for the Northern District of Ohio, Eastern Division. The plaintiffs in these cases alleged causes of action premised on breach of fiduciary duty, fraud and misrepresentation, negligence, breach of contract, accounting, conversion and constructive trust against the defendants, which also include Mr. Schefchuk, various entities that he controlled and Money Concepts. The plaintiffs claim generally that certain monies they allegedly invested through Mr. Schefchuk, or an organization controlled by him or PVFFP, were misappropriated. Where the damages sought have been specified, the plaintiffs seek compensatory damages ranging from $25,000 to $1.5 million and punitive damages of up to $1.0 million. One case filed in the United States District Court is a putative class action suit. None of these plaintiffs, however, had established an account with PVFFP. In five of these cases, the lawsuit either has been dismissed against PVFFP, Emissary, the Company and/or the Bank without prejudice or the plaintiff has agreed to dismiss the suit without prejudice. The remaining four cases, including the putative class action claim, are still pending.

         In two other lawsuits, one filed against Emissary, Shefchuk and others in an arbitration proceeding with the NASD, and the other filed against the Bank in the United States District Court for the Northern District of Ohio, Eastern Division, Money Concepts claims that the defendants damaged Money Concepts by inducing registered representatives of Money Concepts to leave their positions to affiliate with Emissary. In the arbitration proceeding, Money Concepts alleged causes of action premised on breach of contract, conversion, intentional interference with contract and unfair competition/raiding against Emissary. That case has been settled with no material adverse consequence to the Company. In the proceeding in the United States District Court, Money Concepts alleged causes of action premised on interference with contract and business relationships, misappropriation of trade secrets and confidential business information, conversion, unfair competition and civil conspiracy. That case has been dismissed.

         In addition, on May 5, 1998, the Securities and Exchange Commission ("SEC") sued Mr. Shefchuk and entities affiliated with him, as well as Emissary, in the United States District Court, Northern District of Ohio. The SEC alleged causes of action premised on the Securities Act of 1933, the Securities Exchange Act of 1934 and regulations promulgated thereunder, contending that it is entitled to injunctive relief and civil and criminal penalties as a result of the defendants' misappropriation of funds of clients an entity affiliated with Shefchuk. The entity alleged to have misappropriated funds was not affiliated with the Company, the Bank, PVFFP or Emissary. The court entered a preliminary injunction requiring Emissary not to violate certain provisions of the securities laws. Emissary had already ceased operations and determined to liquidate its business, and as a result the Company does not consider this ruling to be material. The SEC has moved for an order dismissing the case and dissolving the preliminary injunction.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

         The information contained under the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see "Item 1. Business -- Regulation of the Bank -- Dividend Limitations."

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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
                  Annual Report)

                  Consolidated Financial Statements (incorporated by reference to the Annual Report)

                  (a) Consolidated Statements of Financial Condition, at June 30, 1999 and 1998

                  (b) Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997

                  (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997

                  (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997

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


         3.       Exhibits and Index to Exhibits

                  The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.


No.                Description
---                -----------
3.1                Certificate of Incorporation                                                        *
3.2                Code of Regulations                                                                 *
3.3                Bylaws                                                                              *
4                  Specimen Stock Certificate                                                          *
10.1               Park View Federal Savings Bank Conversion Stock Option Plan                         *
10.2               PVF Capital Corp. 1996 Incentive Stock Option Plan                                  *
10.3               Severance Agreement between PVF Capital Corporation and                             **
                   each of John R. Male, C. Keith Swaney and Jeffrey N. Male
10.4               Park View Federal Savings Bank Supplemental Executive                               **
                   Retirement Plan
13                 PVF Capital Corp. Annual Report to Stockholders for the year ended
                   June 30, 1999
21                 Subsidiaries of the Registrant
23                 Consent of KPMG, LLP
27                 Financial Data Schedule

---------

* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-24948).

(b) During the last quarter of the fiscal year ended June 30, 1999, the Company filed a Current Reports on Form 8-K.

(c)      All required exhibits are filed as attached.

(d)      No financial statement schedules are required.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PVF CAPITAL CORP.


September 21, 1999                     By: /s/ John R. Male
                                           ----------------

                                           John R. Male
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John R. Male                                                       September 21, 1999
----------------------------------------
John R. Male
President and Chief Executive Officer
(Principal Executive Officer)


/s/ C. Keith Swaney                                                    September 21, 1999
---------------------------------------
C. Keith Swaney
Vice President and Treasurer
(Principal Financial and Accounting Officer)


/s/ James W. Male                                                      September 21, 1999
---------------------------------------
James W. Male
Chairman of the Board


/s/ Robert K. Healey                                                   September 21, 1999
----------------------------------------
Robert K. Healey
Director


/s/ Stanley T. Jaros                                                   September 21, 1999
-----------------------------------------
Stanley T. Jaros
Director


/s/ Creighton E. Miller                                                September 21, 1999
----------------------------------------
Creighton E. Miller
Director


/s/ Stuart D. Neidus                                                   September 21, 1999
-----------------------------------------
Stuart D. Neidus
Director


/s/ Robert F. Urban                                                    September 21, 1999
----------------------------------------
Robert F. Urban
Director