Form 10-Q
period 1999-09-30
PVF CAPITAL CORP
filed 1999-11-10
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20552

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999.

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number     0-24948

PVF Capital Corp.

(Exact name of registrant as specified in its charter)

United States	34-1659805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25350 Rockside Road, Bedford Heights, Ohio	44146
(Address of principal executive offices)	(Zip Code)

(440) 439-2200

(Registrant’s telephone number, including area code)

Not Applicable

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

Yes  [X]  No  [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	4,389,742

(Class)	(Outstanding at October 29, 1999)

PVF CAPITAL CORP.

PART I   FINANCIAL INFORMATION

Item 1  Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	June 30,
	1999	1999

ASSETS

Cash and cash equivalents:

Cash and amounts due from depository institutions	$3,752,135	$4,140,460

Interest bearing deposits	350,739	573,872

Federal funds sold	3,550,000	5,375,000

Total cash and cash equivalents	7,652,874	10,089,332

Securities held to maturity, at cost	25,316,743	25,334,041

Loans receivable, net	412,763,002	395,550,737

Loans receivable held for sale, net	4,984,229	1,772,176

Mortgage-backed securities held to maturity, net	1,537,731	1,732,726

Office properties and equipment, net	1,940,392	2,003,211

Real estate owned, net	44,734	168,500

Real estate held for investment	3,796,852	3,796,852
Investment required by law

Stock in the Federal Home Loan Bank of Cincinnati	4,116,594	3,759,452

Prepaid expenses and other assets	3,850,134	4,994,438

Total Assets	$466,003,285	$449,201,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities

Deposits	$334,003,796	$331,241,736

Advances from the Federal Home Loan Bank of Cincinnati	81,024,389	66,040,736

Advances from borrowers for taxes and insurance	3,335,782	5,463,660

Accrued expenses and other liabilities	7,552,899	7,599,525

Total Liabilities	425,916,866	410,345,657
Stockholders’ Equity

Serial preferred stock, none issued	—	—

Common stock, $0.01 par value, 15,000,000 shares authorized; 4,389,742 issued and outstanding	43,897	43,897

Paid in capital	20,247,827	20,247,827

Retained earnings-substantially restricted	19,865,945	18,635,334

Treasury Stock, at cost 5,000 shares	(71,250)	(71,250)

Total Stockholders’ Equity	40,086,419	38,855,808

Total Liabilities and Stockholders’ Equity	$466,003,285	$449,201,465

See accompanying notes to consolidated financial statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,

	1999	1998

Interest income

Loans	$8,568,436	$8,267,357

Mortgage-backed securities	26,359	44,492

Cash and investment securities	517,459	626,088

Total interest income	9,112,254	8,937,937

Interest expense

Deposits	3,868,624	4,438,975

Borrowings	1,031,043	726,254

Total interest expense	4,899,667	5,165,229

Net interest income	4,212,587	3,772,708

Provision for loan losses	350,000	0

Net interest income after provision for loan losses	3,862,587	3,772,708

Noninterest income, net

Service and other fees	138,957	103,162

Mortgage banking activities, net	104,337	238,701

Insurance proceeds	692,143	0

Other, net	80,252	21,658

Total noninterest income, net	1,015,689	363,521

Noninterest expense

Compensation and benefits	1,381,120	1,193,461

Office, occupancy, and equipment	469,675	428,839

Other	700,077	618,529

Total noninterest expense	2,550,872	2,240,829

Income before federal income tax provision	2,327,404	1,895,400

Federal income tax provision	775,417	632,000

Net income	$1,551,987	$1,263,400

Basic earnings per share	$0.35	$0.29

Diluted earnings per share	$0.34	$0.28

See accompanying notes to consolidated financial statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,

	1999	1998

Operating Activities

Net Income	$1,551,987	$1,263,400
Adjustments to reconcile net income to net cash used in operating activities

Accretion of discount on marketable securities	17,298	0

Depreciation and amortization	148,974	149,830

Provision for losses on loans	350,000	0

Accretion of unearned discount and deferred loan origination fees, net	(308,016)	(272,225)

(Gain) loss on loans available for sale, net	755	(129,881)

Gain on disposal of real estate owned, net	(505)	(1,514)

Change in accrued interest on investments, loans, and borrowings, net	(64,591)	(8,868)

Change in other assets and other liabilities, net	(1,153,460)	(3,766,880)

Change in loans receivable held for sale, net	(3,212,810)	94,119

Net cash used in operating activities	(2,670,368)	(2,672,019)

Investing Activities

Loan and mortgage-backed securities repayments and originations, net	(16,773,072)	(9,370,457)

Disposals of real estate owned	123,766	209,080

Securities purchases	0	(433,000)

Securities maturities	0	9,800,000

FHLB stock dividend, net	(357,142)	(64,061)

Additions to office properties and equipment, net	(86,155)	(37,262)

Net cash provided by (used in) investing activities	(17,092,603)	104,300

Financing activities

Net increase (decrease) in demand deposits, NOW, and passbook savings	2,092,874	(655,295)

Net increase (decrease) in time deposits	571,361	(8,800,763)

Net increase in FHLB advances	14,983,653	4,978,982

Repayment of notes payable	0	(1,060,000)

Cash dividend paid	(321,375)	(939)

Net cash provided by (used in) financing activities	17,326,513	(5,538,015)

Net decrease in cash and cash equivalents	(2,436,458)	(8,105,734)

Cash and cash equivalents at beginning of period	10,089,332	23,216,962

Cash and cash equivalents at end of period	$7,652,874	$15,111,228

Supplemental disclosures of cash flow information:

Cash payments of interest expense	$4,801,843	$5,160,487

Cash payments of income taxes	$0	$0

See accompanying notes to consolidated financial statements

PVF CAPITAL CORP.

Notes to Consolidated Financial Statements

September 30, 1999 and 1998

(Unaudited)

      1.  The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1999 consolidated statement of financial condition which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2000. PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

      2.  Recently Issued Accounting Standards

      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued in June 1998 and amended by SFAS No. 137 which deferred the effective date to fiscal years beginning after June 15, 2000. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. This statement requires entities to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the use of the derivative and the type of risk being hedged. At the present time, the Bank is analyzing the effect of the adoption of SFAS No. 133 on the Bank’s consolidated financial statements.

      SFAS No. 134, “Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise” was issued in October 1998 and is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. After the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of SFAS No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or after the securitization process. The Bank has not historically securitized mortgage loans and retained the mortgage-backed security. Therefore, the adoption did not have any impact on the Company’s consolidated financial statements.

      3.  The following table discloses Earnings Per Share for the three months ended September 30, 1999 and September 30, 1998.

	Three months ended September 30,

	1999			1998

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS

Income available to common stockholders	$1,551,987	4,389,742	$0.35	$1,263,400	4,389,742	$0.29

Effect of Stock Options		170,149	0.01		174,285	0.01
Diluted EPS

Income available to common stockholders	$1,551,987	4,559,891	$0.34	$1,263,400	4,564,027	$0.28

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 1999 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation, a wholly-owned real estate subsidiary, and PVF Holdings, Inc., a wholly-owned and currently inactive subsidiary.

  Forward-Looking Statements

      When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected and Year 2000 issues. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

      The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

      Consolidated assets of PVF were $466.0 million as of September 30, 1999, an increase of approximately $16.8 million or 3.7% as compared to June 30, 1999. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.60%, 7.60% and 10.62% respectively at September 30, 1999.

      During the three months ended September 30, 1999, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $2.4 million or 24.1% as compared to June 30, 1999. The change in the Company’s cash and cash equivalents consisted of a decrease in cash and interest-bearing deposits of $0.6 million and a decrease in federal funds sold of $1.8 million. The net $20.2 million, or 5.1%, increase in loans receivable and mortgage-backed securities during the three months ended September 30, 1999, resulted from an increase in loans receivable of $20.4 million and a decrease in mortgage-backed securities of $0.2 million. The increase of $20.4 million in loans receivable included increases of $10.0 million in single family loans, $10.3 million in construction loans, $0.9 million in home equity loans, $1.0 million in multi-family loans, and $1.7 million in installment loans, and a decrease of $2.5 million in commercial real estate loans and $1.0 million in land loans. The decrease in mortgage-backed securities was the result of payments received of $0.2 million. The growth of the loan portfolio was as anticipated and resulted in no material change to the composition of the portfolio.

      Prepaid expenses and other assets decreased by $1.1 million as a result of adjustments made to N.O.W. Clearing accounts. The decrease of $123,800 in real estate owned (“REO”) is attributable to the disposal of developed building lots. Investment in stock with the Federal Home Loan Bank of Cincinnati increased by $357,100, or 9.5%, due to the purchase of $287,800 in additional stock and stock dividends paid.

      During the three months ended September 30, 1999, management’s decision to take advantage of attractive borrowing rates from the Federal Home Loan Bank of Cincinnati, and match market savings rates to retain deposits, resulted in an increase of $15.0 million, or 22.7%, in advances and an increase of $2.8 million, or 0.8%, in deposits. The decrease in advances from borrowers for taxes and insurance of $2.1 million, or 39.0%, is due to timing differences between the collection and payment of escrow funds.

      The increase in Federal Home Loan Bank advances of $15.0 million, and deposits of $2.8 million, along with a reduction in cash and cash equivalents of $2.4 million and prepaid expenses and other assets of $1.1 million, and an increase in retained earnings of $1.2 million were used to fund the net increase in loans receivable and mortgage-backed securities of $20.2 million and the reduction in advances from borrowers for taxes and insurance of $2.1 million.

Results of Operations

  Three months ended September 30, 1999 compared to the three months ended September 30, 1998

      PVF’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

      PVF’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans and mortgage-backed securities available for sale. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

      The Company’s net income for the three months ended September 30, 1999 was $1,552,000. This represents a $288,600, or 22.8%, increase when compared with the prior year comparable period.

      Net interest income for the three months ended September 30, 1999 increased by $439,900, or 11.7%, as compared to the prior year comparable period, due to an increase of $174,300, or 2.0%, in interest income that resulted from an increase of $28.5 million in the average balance of the loan and mortgage-backed securities portfolios and a decrease in the average balance of the investment portfolio of $6.3 million. The increased average balance of interest-earning assets was partially offset by a 27 basis point decrease in the return on interest-earning assets from the prior year comparable period. The average balance on deposits decreased by $6.5 million while the average balance on advances increased by $26.1 million from the prior year comparable period. The increased average balance of interest-bearing liabilities was partially offset by a 51 basis point decrease in the average cost of funds for the current period and resulted in an overall decrease in interest expense of $265,600, or 5.1%. The Company’s net interest income increased due to an increase of 24 basis points in the Company’s interest-rate spread during the current period as compared to the prior year comparable period and balance sheet growth in both interest-earning assets and interest-bearing liabilities.

      For the three months ended September 30, 1999 a $350,000 provision for loan losses was recorded, while no provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

      During the three months ended September 30, 1999, the Company experienced an increase in the level of impaired loans and classified assets of $1.3 million and $1.2 million, respectively. Due to the increase in impaired loans and classified assets as well as growth in the loan portfolio of $20.4 million, management determined it was necessary and prudent to record a provision for loan losses of $350,000 in the current period. For the three months ended September 30, 1998, the Company experienced an increase in the levels of impaired loans and classified assets of $130,000 and $3.1 million, respectively. Despite the increase in impaired loans and classified assets and growth in the loan portfolio of $10.2 million it was not determined to be necessary to record a provision for loan losses due to lower anticipated and actual net charge-offs in the period. At September 30, 1999, the allowance for loan losses was $2.9 million, which represented 60.0% of nonperforming loans and 0.7% of net loans.

      For the three months ended September 30, 1999, noninterest income increased by $652,200, or 179.4%, from the prior year comparable period. This was primarily the result of an increase of $750,700 in other noninterest income, net from the prior year comparable period, which resulted primarily from the receipt of an insurance payment of $692,000 for costs previously incurred relating to the settlement of a lawsuit and the associated legal expenses by PVF Holdings, Inc., a wholly owned subsidiary of PVF Capital Corp. In addition, rental income increased by $78,900 in the current period. Service and other fees increased by $35,800, or 34.7% from the prior year comparable period, primarily due to increases in NOW account fee income. A decrease of $134,300, or 56.3%, in income from mortgage-banking activities resulted primarily from a decrease in profit on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

      Noninterest expense for the three months ended September 30, 1999 increased by $310,000, or 13.8%, from the prior year comparable period. This was primarily the result of a $187,700, or 15.7%, increase in compensation and benefits attributable to increased staffing, employee 401(k) benefits, incentive bonuses paid, and salary and wage adjustments. In addition, office, occupancy and equipment increased by $40,800, or 9.5%, due to increases in office rent and additional expenses incurred due to the relocation of one of our current branch offices and the opening of a new branch office. Other noninterest expense increased by $81,500, or 13.2%, primarily due to an increase in legal expenses of $65,000, and an increase in advertising of $30,000 in the current period. The increase in legal expenses is the result of costs incurred in defending lawsuits filed against the Bank and two other entities, PVF Financial Planning Inc. and Emissary Financial Group, Inc., which are majority-owned subsidiaries of the Company’s wholly owned subsidiary, PVF Holdings, Inc. Information pertaining to these lawsuits is set forth in Item 3 of Form 10-K for the year ended June 30, 1999. There have been no significant changes to these lawsuits for the three month period ended September 30, 1999.

      The federal income tax provision for both the three month periods ended September 30, 1999 and September 30, 1998 was at an effective rate of 33.3%.

Year 2000

      Park View Federal realizes the challenges of the Year 2000 (Y2K) issue and, in compliance with federal regulators, has assembled a project team to assess and remediate any deficient system in use within the Bank. A formal plan, approved by the Board of Directors, called for the inventory of all internal systems and third-party relationships to determine the impact on Bank operations. Following this assessment, correction, testing, validation and installation of affected systems was completed without any complications. These systems are currently in production within the organization and have been operating successfully.

      As part of the effort to assure continued inter-operability with third-party relationships, the Bank was an active participant in the Mortgage Bankers Association Y2K readiness testing program. This program established specific guidelines and standards for testing information exchange between financial organizations. The Bank successfully completed all required testing and did additional testing to assure readiness in this area.

      Rapid and accurate data processing is essential to Company operations. If testing reveals that any system critical to continued business operation should fail, all internal and external resources available will be directed toward correcting these systems. System delays, mistakes, or failures could have an adverse impact on the Company. In addition, non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact.

      As part of its Y2K readiness efforts, the Bank has initiated a customer awareness program to educate and inform its customers of Y2K issues and progress made in resolving these issues. The Bank has developed a Y2K business resumption contingency plan for all mission critical systems that augments its existing disaster recovery plan.

      The cost for the Bank to become Year 2000 ready is not anticipated to be material to the Bank’s net income for any year. The Board of Directors and the Bank staff are making every effort to ensure that the Bank will continue to deliver financial services to its customers.

Liquidity and Capital Resources

      The Bank is required by federal regulations to maintain specific levels of “liquid” assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 4% of the sum of net withdrawable savings and borrowings due within one year. The Bank’s liquidity at September 30, 1999 was 9.0%. Management believes the Bank has sufficient liquidity to meet its operational needs.

Item 3  Quantitative and Qualitative Disclosures about Market Risk

      There have been no significant changes to the Company’s interest rate risk position or any changes to how the Company manages its Asset/ Liability position since June 30, 1999.

PART II   OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

      (a)  The following exhibits to this Quarterly Report on Form 10-Q are filed herewith:

Exhibit No.	Description

10.3	Form of Amended Severance Agreements by and among PVF Capital Corp., Park View Federal Savings Bank and each of John R. Male, C. Keith Swaney and Jeffrey N. Male

      (b)  PVF did not file any reports on Form 8-K during the quarter ended September 30, 1999.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. _______________________________________ (Registrant)

Date: November 10, 1999	/s/ C. KEITH SWANEY

C. Keith Swaney Vice President and Treasurer