Form 10-Q
period 1999-12-31
PVF CAPITAL CORP
filed 2000-02-11
CIK 928592

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20552

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999.

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _______________

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

YES   X        NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	4,393,724

(Class)	(Outstanding at January 31, 2000)

PVF CAPITAL CORP.

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31,	June 30,
ASSETS	1999	1999

Cash and cash equivalents:

Cash and amounts due from depository institutions	$4,693,687	$4,140,460

Interest bearing deposits	447,989	573,872

Federal funds sold	7,050,000	5,375,000

Total cash and cash equivalents	12,191,676	10,089,332

Securities held to maturity, at cost	45,294,530	25,334,041

Loans receivable, net	441,250,502	395,550,737

Loans receivable held for sale, net	10,012,662	1,772,176

Mortgage-backed securities held to maturity, net	1,367,359	1,732,726

Office properties and equipment, net	1,794,984	2,003,211

Real estate owned, net	42,701	168,500

Investment in real estate	3,874,455	3,796,852

Investment required by law
Stock in the Federal Home Loan Bank of Cincinnati	4,882,171	3,759,452

Prepaid expenses and other assets	3,253,180	4,994,438

Total Assets	$523,964,220	$449,201,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits	$400,570,706	$331,241,736

Advances from the Federal Home Loan Bank of Cincinnati	70,007,793	66,040,736

Advances from borrowers for taxes and insurance	5,887,201	5,463,660

Accrued expenses and other liabilities	6,655,221	7,599,525

Total Liabilities	483,120,921	410,345,657

Stockholders’ Equity

Serial preferred stock, none issued	—	—

Common stock, $0.01 par value, 15,000,000 shares authorized; 4,392,724 and 4,389,888 shares issued, respectively	43,927	43,899

Paid in capital	20,253,851	20,250,236

Retained earnings-substantially restricted	21,149,498	18,632,923

Treasury Stock, at cost 48,685 and 5,500 shares, respectively	(603,977)	(71,250)

Total Stockholders’ Equity	40,843,299	38,855,808

Total Liabilities and Stockholders’ Equity	$523,964,220	$449,201,465

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	1999	1998	1999	1998
Interest income
Loans	$9,208,043	$8,383,739	$17,776,479	$16,651,096

Mortgage-backed securities	22,851	40,374	49,210	84,866

Cash and investment securities	699,263	510,787	1,216,722	1,136,875

Total interest income	9,930,157	8,934,900	19,042,411	17,872,837

Interest expense
Deposits	4,354,848	4,348,972	8,223,472	8,787,947

Borrowings	1,081,769	729,569	2,112,812	1,455,823

Total interest expense	5,436,617	5,078,541	10,336,284	10,243,770

Net interest income	4,493,540	3,856,359	8,706,127	7,629,067

Provision for loan losses	100,000	0	450,000	0

Net interest income after provision for loan losses	4,393,540	3,856,359	8,256,127	7,629,067

Noninterest income, net
Service and other fees	113,745	125,451	252,702	228,613

Mortgage banking activities, net	199,253	293,155	303,590	531,856

Insurance proceeds	0	0	692,143	0

Other, net	344,029	25,790	424,281	47,448

Total noninterest income, net	657,027	444,396	1,672,716	807,917

Noninterest expense
Compensation and benefits	1,424,606	1,109,830	2,805,726	2,303,291

Office, occupancy, and equipment	507,295	466,186	976,970	895,025

Other	665,902	621,955	1,365,979	1,240,484

Total noninterest expense	2,597,803	2,197,971	5,148,675	4,438,800

Income before federal income tax provision	2,452,764	2,102,784	4,780,168	3,998,184

Federal income tax provision	818,472	696,000	1,593,889	1,328,000

Net income	$1,634,292	$1,406,784	$3,186,279	$2,670,184

Basic earnings per share	$0.37	$0.32	$0.73	$0.61

Diluted earnings per share	$0.36	$0.31	$0.70	$0.59

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,

	1999	1998

Operating Activities

Net Income	$3,186,279	$2,670,184

Adjustments to reconcile net income to net cash provided by (used in) operating activities

Accretion of discount on marketable securities	(4,453)	0

Depreciation and amortization	300,915	303,230

Provision for losses on loans	450,000	0

Accretion of unearned discount and deferred loan origination fees, net	(558,315)	(566,877)

Gain on loans receivable held for sale, net	(81,251)	(339,720)

Gain on disposal of real estate owned, net	(7,882)	0

Change in accrued interest on investments, loans, and borrowings, net	(351,128)	(79,958)

Change in other assets and other liabilities, net	1,118,864	(1,371,324)

Origination of loans receivable held for sale, net	(20,073,228)	(33,570,267)

Sale of loans receivable held for sale, net	11,913,993	33,663,069

Net cash provided by (used in) operating activities	(4,106,206)	708,337

Investing Activities

Loan and mortgage-backed securities repayments and originations, net	(44,765,442)	(17,630,556)

Disposals of real estate owned	125,799	438,816

Securities purchases	(19,995,313)	(10,433,000)

Securities maturities	39,277	22,818,595

FHLB stock purchases, dividends, net	(1,122,719)	(129,292)

Additions to office properties and equipment, net	(92,688)	(77,487)

Change in real estate held for investment	(77,603)	(122,501)

Net cash used in investing activities	(65,888,689)	(5,135,425)

Financing activities

Net increase in demand deposits, NOW, and passbook savings	3,828,401	4,755,910

Net increase (decrease) in time deposits	65,500,569	(9,700,690)

Net increase in FHLB advances	3,967,057	4,854,095

Repayment of notes payable	0	(1,060,000)

Purchase of treasury stock	(532,727)	0

Proceeds from exercise of stock options	6,053	0

Cash dividend paid	(672,114)	(938)

Net cash provided by (used in) financing activities	72,097,239	(1,151,623)

Net increase (decrease) in cash and cash equivalents	2,102,344	(5,578,711)

Cash and cash equivalents at beginning of period	10,089,332	23,216,962

Cash and cash equivalents at end of period	$12,191,676	$17,638,251

Supplemental disclosures of cash flow information:

Cash payments of interest expense	$10,352,570	$10,226,875

Cash payments of income taxes	$1,680,000	$1,600,000

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999 and 1998
(Unaudited)

1. The accompanying condensed consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1999 consolidated statement of financial condition which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2000. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

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

PART I FINANCIAL INFORMATION
ITEM 1

However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or after the securitization process. The Bank has not historically securitized mortgage loans and retained the mortgage-backed security. Therefore, the adoption did not have any impact on the Company’s consolidated financial statements.

3. The following table discloses Earnings Per Share for the three and six months ended December 31, 1999 and December 31, 1998.

	Three months ended December 31,

	1999			1998

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS

Net Income	$1,634,292	4,365,219	$0.37	$1,406,784	4,389,742	$0.32

Effect of Stock Options		170,939	0.01		161,467	0.01

Diluted EPS

Net Income	$1,634,292	4,536,158	$0.36	$1,406,784	4,551,209	$0.31

	Six months ended December 31,

	1999			1998

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS

Net Income	$3,186,279	4,373,372	$0.73	$2,670,184	4,389,742	$0.61

Effect of Stock Options		172,844	0.03		167,873	0.02

Diluted EPS

Net Income	$3,186,279	4,546,216	$0.70	$2,670,184	4,557,615	$0.59

PART I FINANCIAL INFORMATION
ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and six-month periods ended December 31, 1999 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, and PVF Holdings, Inc., a wholly-owned and currently inactive subsidiary.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, and Year 2000 issues. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Consolidated assets of PVF were $524.0 million as of December 31, 1999, an increase of approximately $74.8 million, or 16.6%, as compared to June 30, 1999. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.06%, 7.06%, and 10.38% respectively at December 31, 1999.

During the six months ended December 31, 1999, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $2.1 million, or 20.8%, as compared to June 30, 1999. The change in the Company’s cash and cash equivalents consisted of an increase in cash and interest-bearing deposits of $0.4 million and an increase in federal funds sold of $1.7 million.

PART I FINANCIAL INFORMATION
ITEM 2

FINANCIAL CONDITION continued

The net $53.6 million, or 13.4%, increase in loans receivable and mortgage-backed securities during the six months ended December 31, 1999, resulted from an increase in loans receivable of $54.0 million and a decrease in mortgage-backed securities of $0.4 million. The increase of $54.0 million in loans receivable included increases of $19.8 million in one-to-four family residential loans, $16.4 million in one-to-four family construction loans, $6.9 million in commercial real estate loans, $2.1 million in commercial construction real estate loans, $3.9 million in home equity line of credit loans, $3.8 million in commercial line of credit loans, $2.5 million in multifamily loans, and $0.9 million in consumer loans. These increases were partially offset by a $1.2 million decrease in multifamily construction loans and $1.1 million in land loans. The decrease in mortgage-backed securities resulted from payments received of $0.4 million. The growth of the loan portfolio resulted in no material change to the composition of the portfolio.

Securities increased by $20.0 million, or 78.8%, as a result of the Bank’s decision to invest surplus cash balances in higher yielding agency securities rather than in overnight fed funds. The decrease of $208,200 in office properties and equipment is primarily the result of the sale of the North Moreland office building. The decrease of $125,800 in real estate owned (“REO”) is attributable to the disposal of developed building lots. Investment in stock with the Federal Home Loan Bank of Cincinnati increased by $1.1 million, or 29.9%, due to the purchase of $964,400 in additional stock along with stock dividends paid. The decrease in prepaid expenses and other assets of $1.7 million is primarily the result of adjustments to N.O.W. clearing accounts.

During the six months ended December 31, 1999, the opening of one new branch office and the relocation of an existing branch office combined with management’s goal to build the deposit bases at these offices resulted in the Bank competing aggressively with market savings rates to increase total deposits by $69.3 million, or 20.9%. The increase of $4.0 million, or 6.0%, in advances from the Federal Home Loan Bank of Cincinnati was a result of the Bank’s decision to take advantage of attractive short-term borrowing rates.

The increase in advances from borrowers for taxes and insurance of $0.4 million, or 7.7%, is due to timing differences between the collection and payment of escrow funds. The decrease of $0.9 million, or 12.4%, in accrued expenses and other liabilities is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

The increase in deposits of $69.3 million and Federal Home Loan Bank advances of $4.0 million along with net income of $3.2 million were used to fund the net increase in loans receivable and mortgage-backed securities of $53.6 million, to purchase $20.0 million in securities, to purchase $964,400 of stock in the Federal Home Loan Bank of Cincinnati, and for the purchase of $533,000 in treasury stock.

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATIONS	Three months ended December 31, 1999, compared to three months ended December 31, 1998.

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

The Company’s net income for the three months ended December 31, 1999 was $1,634,300 as compared to $1,406,800 for the prior year comparable period. This represents an increase of $227,500, or 16.2%, when compared with the prior year comparable period.

Net interest income for the three months ended December 31, 1999 increased by $637,200, or 16.5%, as compared to the prior year comparable period, primarily due to an increase of $995,300, or 11.1%, in interest income that resulted primarily from an increase of $53.3 million in the average balance of interest-earning assets. This increased balance was offset partially by an 11 basis point decrease in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $49.7 million from the prior year comparable period. This increased balance, partially offset by a 27 basis point decrease in the average cost of funds for the current period, resulted in an overall increase in interest expense of $358,100, or 7.0% The Company’s net interest income increased because of an increase of 16 basis points in the Company’s interest-rate spread during the current period as compared to the prior year comparable period, and balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended December 31, 1999, a $100,000 provision for loan losses was recorded as compared to no provision for loan losses being recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATIONS continued

portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended December 31, 1999, the Company experienced an increase in the level of impaired loans of $228,000 and a decrease of $126,000 in classified assets. Despite a decrease in classified assets, growth in the loan portfolio of $33.5 million along with an increase in the level of impaired loans made it necessary to record a provision of $100,000 for loan losses in the current period. For the three months ended December 31, 1998, the Company experienced a decrease in the level of impaired loans of $607,000 and a decrease of $370,000 in classified assets. Despite growth in the loan portfolio of $9.2 million, it was not necessary to record a provision for loan losses due to a decrease in impaired loans and classified assets and no net charge-offs in the prior period. At December 31, 1999, the allowance for loan losses was $3.1 million, which represented 43.6% of non-performing loans and 0.7% of net loans.

For the three months ended December 31, 1999, non-interest income increased $212,600, or 47.8%, from the prior year comparable period. This resulted from an increase of $318,200 in other non-interest income, net which was primarily the result of a gain of $207,200 on the sale of the North Moreland office building along with an increase in rental income of $77,500 and a recovery on a previously written-off asset of $32,000 in the current period. This was partially offset by a decrease of $93,900, or 32.0%, in income from mortgage-banking activities that resulted from a decrease in gain on loan sales of $127,800 which was partially offset by a $33,900 increase in servicing income in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Service and other fees decreased by $11,700, or 9.3%, from the prior year comparable period, primarily due to a decline in N.O.W. account fee income.

Non-interest expense for the three months ended December 31, 1999 increased by $399,800, or 18.2%, from the prior year comparable period. This was primarily the result of a $314,800, or 28.4% increase in compensation and benefits primarily attributable to increased staffing along with employee 401(k) benefits, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased by $41,100, or 8.8%, due to the opening of a new branch office and the relocation of an existing branch office. Other

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATIONS continued

non-interest expense increased by $43,900, or 7.1%, primarily attributable to an increase in legal expenses and advertising in the current period. The increase in legal expenses is the result of costs incurred in defending lawsuits filed against the Bank and two other entities, PVF Financial Planning, Inc. and Emissary Financial Group, Inc., which are majority-owned subsidiaries of the Company’s wholly-owned subsidiary, PVF Holdings, Inc. Information pertaining to these lawsuits is set forth in Item 3 of Form 10-K for the year ended June 30, 1999. There have been no significant changes to these lawsuits for the three-month period ended December 31, 1999.

The federal income tax provision for the three-month period ended December 31, 1999 increased to an effective rate of 33.4% for the current period from an effective rate of 33.1% for the prior year comparable period.

RESULTS OF OPERATIONS	Six months ended December 31, 1999, compared to six months ended December 31, 1998.

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

The Company’s net income for the six months ended December 31, 1999 was $3,186,300 as compared to $2,670,200 for the prior year comparable period. This represents an increase of $516,100, or 19.3%, when compared with the prior year comparable period.

Net interest income for the six months ended December 31, 1999 increased by $1,077,100, or 14.1%, primarily due to an increase of $1,169,600, or 6.5%, in interest income that resulted primarily from an increase of $37.8 million in the average balance of interest-earning assets. This increased balance was offset partially by a 19 basis point decrease in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $34.7 million from the prior year

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATIONS continued

comparable period. This increased balance was offset by a 38 basis point decrease in the average cost of funds for the current period, and resulted in an overall increase in interest expense of $92,500, or 0.90%. The Bank’s net interest income increased due to an increase of 19 basis points in the Bank’s interest-rate spread and balance sheet growth in both interest-earning assets and interest-bearing liabilities during the current period as compared to the prior year comparable period.

For the six months ended December 31, 1999, a $450,000 provision for loan losses was recorded, while no provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the six months ended December 31, 1999, the Company experienced an increase in the level of impaired loans of $1.5 million and an increase of $1.1 million in classified assets. Due to the increase in the level of impaired loans and classified assets, as well as growth in the loan portfolio of $54.0 million, management determined it was necessary and prudent to record a provision for loan losses of $450,000 in the current period. During the six months ended December 31, 1998, the Company experienced a decrease in the level of impaired loans of $477,000 and an increase of $2.8 million in classified assets. Despite growth in the loan portfolio of $19.4 million and an increase in classified assets, it was not necessary to record a provision for loan losses due to a decrease in impaired loans and no net charge-offs during the prior period. At December 31, 1999, the allowance for loan losses was $3.1 million, which represents 43.6% of non-performing loans and 0.7% of net loans.

For the six months ended December 31, 1999, non-interest income increased $864,800, or 107.0%, from the prior year comparable period. This was primarily the result of the receipt of an insurance payment of $692,100 for legal costs previously incurred relating to the settlement of a lawsuit by PVF Holdings, Inc., a wholly-owned subsidiary of PVF Capital Corp. In addition, other non-interest income, net, increased by $376,800 as a result of the gain of $207,200

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATIONS continued

on the sale of the North Moreland office building along with an increase in rental income of $156,400 in the current period. This was partially offset by a decrease of $228,300, or 42.9%, in income from mortgage-banking activities that resulted from a decrease in gain on loan sales of $258,500 partially offset by a $30,200 increase in servicing income in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Service and other fees increased by $24,100, or 10.5%, from the prior year comparable period, primarily due to increases in N.O.W. account fee income.

Noninterest expense for the six months ended December 31, 1999 increased by $709,900, or 16.0%, from the prior year comparable period. This was primarily the result of a $502,400, or 21.8%, increase in compensation and benefits primarily attributable to increased staffing along with employee 401(K) benefits, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased by $82,000, or 9.2%, due to the opening of a new branch office and the relocation of one of our existing branch offices. Other non-interest expense increased by $125,500, or 10.1%, primarily attributable to an increase in legal expenses and advertising in the current period. The increase in legal expenses is the result of costs incurred in defending lawsuits filed against the Bank and two other entities, PVF Financial Planning, Inc. and Emissary Financial Group, Inc., which are majority-owned subsidiaries of the Company’s wholly-owned subsidiary, PVF Holdings, Inc. Information pertaining to these lawsuits is set forth in Item 3 of Form 10-K for the year ended June 30, 1999. There have been no significant changes to these lawsuits for the six-month period ended December 31, 1999.

The federal income tax provision for the six-month period ended December 31, 1999 increased to an effective rate of 33.3% for the current period from an effective rate of 33.2% for the prior year comparable period.

Year 2000

Park View Federal did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact on its ongoing business as a result of the “Year 2000 issue.” However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly, or year end. The Company believes that any such problems are likely to

PART I FINANCIAL INFORMATION
ITEM 2

Year 2000 continued

be minor and correctable. In addition, the Company could still be negatively affected if its customers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers.

The cost to the Bank to become Year 2000 ready did not have a material impact to the Bank’s net income for any year. These efforts included replacing some outdated, non-compliant hardware and non-compliant software as well as identifying and remediating Year 2000 problems.

PART I FINANCIAL INFORMATION
ITEM 2

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by federal regulations to maintain specific levels of “liquid” assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 4% of the sum of net withdrawable savings and borrowings due within one year. The Bank’s liquidity at December 31, 1999 was 11.1%. Management believes the Bank has sufficient liquidity to meet its operational needs.

ANNUAL MEETING VOTING RESULTS

The Company’s Annual Meeting of Stockholders was held on October 18, 1999. A total of 3,504,620 shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.

Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

	Votes in Favor
Nominee	of election	Votes Against

Creighton E. Miller	3,495,021	9,599

John R. Male	3,495,265	9,355

Stanley T. Jaros	3,495,265	9,355

There were 885,122 non-votes on the matter.

Proposal to ratify the appointment of KPMG LLP as independent certified public accountants of the Company for the fiscal year ending June 30, 2000.

Votes For	Votes Against	Abstain	Not Voting

3,497,673	0	6,947	885,122

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

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) PVF did not file any reports on Form 8-K during the three-month period ended December 31, 1999.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.

(Registrant)

Date:	February 11, 2000	/s/ C. Keith Swaney

C. Keith Swaney Vice President and Treasurer