Form 10-Q
period 2000-03-31
PVF CAPITAL CORP
filed 2000-05-10
CIK 928592

Part I Financial Information
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosures about Market Risk
Part II Other Information

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20552

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number	0-24948

PVF Capital Corp.

(Exact name of registrant as specified in its charter)

United States	34-1659805

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25350 Rockside Road, Bedford Heights, Ohio	44146

(Address of principal executive offices)	(Zip Code)

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

YES  X   NO ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	4,393,724

(Class)	(Outstanding at April 30, 2000)

PVF CAPITAL CORP.

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	June 30,
ASSETS	2000	1999

Cash and cash equivalents:

Cash and amounts due from depository institutions	$1,996,753	$4,140,460

Interest bearing deposits	723,685	573,872

Federal funds sold	5,550,000	5,375,000

Total cash and cash equivalents	8,270,438	10,089,332

Securities held to maturity, at cost	65,276,849	25,334,041

Loans receivable, net	462,762,926	395,550,737

Loans receivable held for sale, net	12,305,206	1,772,176

Mortgage-backed securities held to maturity, net	1,237,260	1,732,726

Office properties and equipment, net	2,055,372	2,003,211

Real estate owned, net	490,668	168,500

Investment in real estate	4,023,951	3,796,852

Investment required by law - stock in the Federal Home Loan Bank of Cincinnati	4,960,899	3,759,452

Prepaid expenses and other assets	3,952,299	4,994,438

Total Assets	$565,335,868	$449,201,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits	$438,820,174	$331,241,736

Advances from the Federal Home Loan Bank of Cincinnati	74,990,945	66,040,736

Advances from borrowers for taxes and insurance	3,426,134	5,463,660

Accrued expenses and other liabilities	6,481,960	7,599,525

Total Liabilities	523,719,213	410,345,657
Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 4,393,724 and 4,389,888 shares issued, respectively	43,937	43,899

Additional paid-in-capital	20,255,871	20,250,236

Retained earnings-substantially restricted	22,211,494	18,632,923

Treasury Stock, at cost 76,185 and 5,500 shares, respectively	(894,647)	(71,250)

Total Stockholders’ Equity	41,616,655	38,855,808

Total Liabilities and Stockholders’ Equity	$565,335,868	$449,201,465

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

Interest income

Loans	$9,720,562	$8,202,412	$27,497,041	$24,853,508

Mortgage-backed securities	20,557	33,485	69,767	118,351

Cash and investment securities	1,098,622	430,256	2,315,344	1,567,131

Total interest income	10,839,741	8,666,153	29,882,152	26,538,990

Interest expense	5,371,032	4,163,653	13,594,504	12,951,600

Deposits	5,371,032	4,163,653	13,594,504	12,951,600

Borrowings	1,050,130	714,596	3,162,942	2,170,419

Total interest expense	6,421,162	4,878,249	16,757,446	15,122,019

Net interest income	4,418,579	3,787,904	13,124,706	11,416,971

Provision for loan losses	0	0	450,000	0

Net interest income after provision for loan losses	4,418,579	3,787,904	12,674,706	11,416,971

Noninterest income, net

Service and other fees	94,582	133,790	347,284	362,403

Mortgage banking activities, net	102,295	269,825	405,885	801,681

Insurance proceeds	40,100	0	732,243	0

Other, net	90,503	16,245	514,784	63,693

Gain on sale of real estate	0	3,770,057	0	3,770,057

Total noninterest income, net	327,480	4,189,917	2,000,196	4,997,834

Noninterest expense

Compensation and benefits	1,363,897	1,329,592	4,169,623	3,632,883

Office, occupancy, and equipment	512,655	440,034	1,489,625	1,335,059

Other	754,035	912,284	2,120,014	2,152,768

Total noninterest expense	2,630,587	2,681,910	7,779,262	7,120,710

Income before federal income tax provision	2,115,472	5,295,911	6,895,640	9,294,095

Federal income tax provision	702,417	1,803,846	2,296,306	3,131,846

Net income	$1,413,055	$3,492,065	$4,599,334	$6,162,249

Basic earnings per share	$0.33	$0.80	$1.06	$1.40

Diluted earnings per share	$0.32	$0.77	$1.02	$1.35

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.
(Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,

	2000	1999

Operating Activities

Net Income	$4,599,334	$6,162,249

Adjustments to reconcile net income to net cash provided by (used in) operating activities Accretion of discount on marketable securities	(6,875)	0

Depreciation and amortization	447,189	454,909

Provision for losses on loans	450,000	0

Accretion of unearned discount and deferred loan origination fees, net	(827,470)	(918,306)

Gain on loans receivable held for sale, net	4,326	(520,486)

Gain on disposal of real estate owned, net	(28,829)	0

Gain on sale of real estate	0	(3,770,057)

Change in accrued interest on investments, loans, and borrowings, net	(526,185)	11,247

Change in other assets and other liabilities, net	(2,166,492)	(719,641)

Origination of loans receivable held for sale, net	(39,844,378)	(84,657,923)

Sale of loans receivable held for sale, net	29,307,022	84,858,622

Net cash provided by (used in) operating activities	(8,592,358)	900,614

Investing Activities

Loan and mortgage-backed securities repayments and originations, net	(66,180,698)	(13,005,044)

Disposals of real estate owned	127,832	574,541

Securities purchases	(39,995,313)	(20,433,000)

Securities maturities	59,380	27,833,247

FHLB stock purchases, dividends, net	(1,201,447)	(187,524)

Additions to office properties and equipment, net	(499,350)	(146,212)

Change in real estate held for investment	(227,099)	925,406

Net cash used in investing activities	(107,916,695)	(4,438,586)

Financing activities

Net increase in demand deposits, NOW, and passbook savings	6,747,107	5,472,752

Net increase (decrease) in time deposits	100,831,331	(14,347,970)

Net increase in FHLB advances	8,950,208	9,732,383

Repayment of notes payable	0	(1,060,000)

Purchase of treasury stock	(823,398)	0

Proceeds from exercise of stock options	8,083	0

Cash dividend paid	(1,023,172)	(938)

Net cash provided by (used in) financing activities	114,690,159	(203,773)

Net decrease in cash and cash equivalents	(1,818,894)	(3,741,745)

Cash and cash equivalents at beginning of period	10,089,332	23,216,962

Cash and cash equivalents at end of period	$8,270,438	$19,475,217

Supplemental disclosures of cash flow information:

Cash payments of interest expense	$16,802,909	$15,124,445

Cash payments of income taxes	$2,440,000	$2,050,000

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
(Unaudited)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 1999 consolidated statement of financial condition which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2000. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2. Recently Issued Accounting Standards

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued in June, 1998 with an effective date of fiscal years beginning after June 15, 1999. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. This statement requires entities to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the use of the derivative and the type of risk being hedged. SFAS No. 137, “Deferral of Effective Date of FASB Statement No. 133” amended the effective date of SFAS No. 133 to June 15, 2000. At the present time, the Bank has not fully analyzed the effect or timing of the adoption of SFAS No. 133 on the Bank’s consolidated financial statements.

Part I Financial Information
Item 1

3. The following table discloses Earnings Per Share for the three and nine months ended March 31, 2000 and March 31, 1999.

	Three months ended March 31,
	2000			1999

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS

Net Income	$1,413,055	4,329,829	$0.33	$3,492,065	4,389,742	$0.80

Effect of Stock Options		154,049	0.01		162,496	0.03

Diluted EPS

Net Income	$1,413,055	4,483,878	$0.32	$3,492,065	4,552,238	$0.77

	Nine months ended March 31,
	2000			1999

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS

Net Income	$4,599,334	4,358,888	$1.06	$6,162,249	4,389,742	$1.40

Effect of Stock Options		165,326	0.04		166,968	0.05

Diluted EPS

Net Income	$4,599,334	4,524,214	$1.02	$6,162,249	4,556,710	$1.35

**	Shares represent average shares for the period adjusted for Treasury Stock.

Part I Financial Information
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and nine-month periods ended March 31, 2000 for PVF Capital Corp. (“PVF” or the “Company”) and Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary.

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

FINANCIAL CONDITION

Consolidated assets of PVF were $565.3 million as of March 31, 2000, an increase of approximately $116.1 million, or 25.8%, as compared to June 30, 1999. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 6.80%, 6.80% and 10.15%, respectively at March 31, 2000.

During the nine months ended March 31, 2000, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $1.8 million, or 18.0%, as compared to June 30, 1999. The change in the Company’s cash and cash equivalents

Part I Financial Information
Item 2

consisted of a decrease in cash of $2.1 million and an increase in federal funds sold and interest-bearing deposits of $0.3 million.

The net $77.2 million, or 19.4%, increase in loans receivable and mortgage-backed securities during the nine months ended March 31, 2000, resulted from an increase in loans receivable of $77.7 million and a decrease in mortgage-backed securities of $0.5 million. The increase of $77.7 million in loans receivable included increases of $35.5 million in single-family mortgage loans, $6.4 million in home equity loans, $21.9 million in construction loans (primarily single-family construction loans), $12.9 million in commercial real estate loans, $3.2 million in multi-family loans, $1.6 million in installment loans, and a decrease of $3.8 million in land loans. The decrease in mortgage-backed securities was the result of payments received of $0.5 million. The growth of the loan portfolio resulted in no material change to the composition of the portfolio.

Securities increased by $39.9 million, or 157.7%, as a result of the purchase of $40.0 million in agency securities and the scheduled maturity of $0.1 million in a municipal security. This increase is the result of management’s decision to invest funds from newly opened deposit accounts in higher yielding agency securities, having a final maturity of five years or less, in order to lock in a positive interest rate spread on these funds.

The increase of $0.3 million in real estate owned (“REO”) is the result of the acquisition into REO of one property for $450,000 in commercial real estate and the disposal of $128,000 in developed building lots. Investment in stock with the Federal Home Loan Bank of Cincinnati increased by $1.2 million due to the purchase of $964,400 in additional stock and stock dividends paid. The increase of $227,000 in investment in real estate is the result of the construction of mini-storage units at the strip center in Berea, Ohio. These mini-storage units are expected to result in additional future rental income for the strip center. The decrease in prepaid assets and other assets of $1.0 million is primarily the result of adjustments to N.O.W. clearing accounts.

During the nine months ended March 31, 2000, the opening of one new branch office and the relocation of an existing branch office combined with management’s goal to build the deposit bases at these offices resulted in the Bank competing aggressively with market savings rates to increase total deposits by $107.6 million, or 32.5%. The increase of $9.0 million in advances from the Federal Home Loan Bank of Cincinnati was a result of management’s decision to take advantage of attractive short-term borrowing rates.

The decrease in advances from borrowers for taxes and insurance of $2.0 million, or 37.3%, is due to timing differences between the collection and payment of escrow funds. The decrease of $1.1 million, or 14.7%, in accrued expenses and other liabilities is primarily the

Part I Financial Information
Item 2

result of timing differences between the collection and remittance of payments received on loans serviced for investors.

The increase in deposits of $107.6 million and Federal Home Loan Bank advances of $9.0 million along with a reduction in cash and cash equivalents of $1.8 million and net income of $4.6 million were used to fund the net increase in loans receivable and mortgage-backed securities of $77.2 million, to purchase $40.0 million in securities, to purchase $964,400 in stock from the Federal Home Loan Bank of Cincinnati, to purchase $823,000 in treasury stock, and to pay cash dividends for the nine-month period of $1,023,000.

RESULTS OF OPERATIONS	Three months ended March 31, 2000, compared to three months ended March 31, 1999.

PVF’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF’s net income is also affected by the generation of noninterest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company’s net income for the three months ended March 31, 2000 was $1,413,100 as compared to $3,492,100 for the prior year comparable period. This represents a decrease of $2,079,000, or 59.5%, when compared with the prior year comparable period. Earnings for the three-month period ended March 31, 1999 included an after-tax gain of approximately $2,488,000 as a result of the closing on the sale by PVF Service Corporation of its 250-acre parcel of land in Solon, Ohio.

The Company’s net income from operations for the three months ended March 31, 2000 was $1,413,100 as compared to $1,004,100 for the prior year comparable period. This represents an increase of $409,000, or 40.7%, when compared with the prior year comparable period.

Net interest income for the three months ended March 31, 2000 increased by $630,700, or 16.6%, as compared to the prior year comparable period, due to an increase of $2,173,600, or 25.1%, in interest income that resulted from an increase of $110.1 million in

Part I Financial Information
Item 2

the average balance of interest-earning assets and a 1 basis point increase in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $105.0 million from the prior year comparable period. This increased balance, along with a 14 basis point increase in the average cost of funds for the current period, resulted in an overall increase in interest expense of $1,542,900, or 31.6%. The Company’s net interest income increased despite a decrease of 13 basis points in the Company’s interest-rate spread, during the current period as compared to the prior year comparable period, because of balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three month periods ended March 31, 2000 and 1999, no provision for loan losses was recorded. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended March 31, 2000, the Company experienced loan growth of $23.8 million, along with an increase in the level of impaired loans of $1.6 million and an increase of $451,000 in classified assets. Despite the increase in loans, impaired loans and classified assets, it was not necessary to record a provision for loan losses in the current quarter because the Bank made sufficient provisions in the first and second quarters of fiscal year 2000. For the three months ended March 31, 1999, the Company experienced an increase in the level of impaired loans of $2,080,000 and a decrease of $379,000 in classified assets. Despite the increase in impaired loans and net charge-offs of $18,000, it was not necessary to record a provision for loan losses due to a decrease in classified assets, a decline in the loan portfolio of $3.9 million, and adjustments made to the systematic calculation of required reserve percentages. At March 31, 2000, the allowance for loan losses was $3.0 million, which represented 44.9% of nonperforming loans and 0.64% of loans.

For the three months ended March 31, 2000, noninterest income decreased $3,862,400, or 92.2%, from the prior year comparable period.

Part I Financial Information
Item 2

Gain on the sale of real estate decreased by $3,770,000, due to a gain recorded in the prior year comparable period resulting from the sale by PVF Service Corporation of its 250-acre parcel of land in Solon, Ohio. In addition, a decrease of $167,500, or 62.1%, in income from mortgage banking activities resulted from a decrease in gain on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Service and other fees decreased by $39,200, or 29.3%, from the prior year comparable period, primarily due to decreases in NOW checking account fee income. The Company received an insurance payment of $40,100 for legal costs previously incurred relating to the settlement of a lawsuit by PVF Holdings, Inc., a wholly-owned subsidiary of PVF Capital Corp. In addition, other non-interest income, net, increased by $74,300 primarily due to rental income received on the Berea Strip Center.

Noninterest expense for the three months ended March 31, 2000 decreased by $51,300, or 1.9%, from the prior year comparable period. This was primarily the result of a decrease in other, noninterest expense of $158,200, or 17.3%, primarily attributable to a provision for legal expenses of $300,000 recorded in the prior year comparable period. The provision for legal expenses was for costs incurred in defending lawsuits filed against the Bank and two other entities, PVF Financial Planning, Inc. and Emissary Financial Group, Inc., which are majority-owned subsidiaries of the Company’s wholly-owned subsidiary, PVF Holdings, Inc. Information pertaining to these lawsuits is set forth in Item 3 of Form 10-K for the year ended June 30, 1999. There have been no significant changes to these lawsuits for the three-month period ended March 31, 2000. As a result of the expansion of our branch network, advertising, stationary, printing, and supplies expenses increased in the current period. The increase in office occupancy and equipment of $72,600, or 16.5%, was due to the opening of a new branch office and the relocation of an existing branch office.

The federal income tax provision for the three-month period ended March 31, 2000 decreased to an effective rate of 33.2% for the current period from an effective rate of 34.1% for the prior year comparable period. The decrease in the effective tax rate is attributable to the availability of low-income affordable housing credits in the current period.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS	Nine months ended March 31, 2000, compared to nine months ended March 31, 1999.

PVF’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF’s net income is also affected by the generation of noninterest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company’s net income for the nine months ended March 31, 2000 was $4,599,300 as compared to $6,162,200 for the prior year comparable period. This represents a decrease of $1,562,900, or 25.4%, when compared with the prior year comparable period. Earnings for the nine-month period ended March 31, 1999 include an after-tax gain of approximately $2,488,000 as a result of the closing on the sale by PVF Service Corporation of its 250-acre parcel of land in Solon, Ohio.

The Company’s net income from operations for the nine months ended March 31, 2000 was $4,599,300 as compared to $3,674,200 for the prior year comparable period. This represents an increase of $925,100, or 25.2%, when compared with the prior year comparable period.

Net interest income for the nine months ended March 31, 2000 increased by $1,707,700, or 15.0%, primarily due to an increase of $3,343,100, or 12.6%, in interest income that resulted from an increase of $61.9 million in the average balance of interest-earning assets. This increased balance was offset partially by a 12 basis point decrease in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $58.1 million from the prior year comparable period. This increased balance partially offset by a 19 basis point decrease in the average cost of funds for the current period resulted in an overall increase in interest expense of $1,635,400, or 10.8%. In addition to an increase of 7 basis points in the Bank’s interest-rate spread during the current period, as compared to the prior year comparable period, the Bank’s net interest income increased due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

Part I Financial Information
Item 2

For the nine months ended March 31, 2000, a $450,000 provision for loan losses was recorded, while no provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the nine months ended March 31, 2000, the Company experienced an increase in the level of impaired loans of $3.1 million and an increase of $1.5 million in classified assets. Due to the increase in the level of impaired loans and classified assets, as well as growth in the loan portfolio of $77.7 million, management determined it was necessary and prudent to record a provision for loan losses of $450,000 in the current period. For the nine months ended March 31, 1999, the Company experienced an increase in the level of impaired loans of $1.6 million and an increase of $2.4 million in classified assets. Despite growth in the loan portfolio of $15.5 million, net charge-offs of $14,000, and an increase in impaired loans and classified assets, it was not necessary to record a provision for loan losses due to adjustments made to the systematic calculation of required reserve percentages. At March 31, 2000, the allowance for loan losses was $3.0 million, which represented 44.9% of nonperforming loans and 0.64% of loans.

For the nine months ended March 31, 2000, noninterest income decreased $2,997,600, or 60.0%, from the prior year comparable period. Gain on the sale of real estate decreased in the current period by $3,770,000 due to a gain resulting from the sale by PVF Service Corporation of its 250-acre parcel of land in Solon, Ohio. In addition, a decrease of $395,800, or 49.4%, in income from mortgage banking activities resulted from a decrease in gain on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The Company also received an insurance payment of $732,200 for legal costs previously incurred relating to the settlement of a lawsuit by PVF Holdings, Inc., a wholly-owned

Part I Financial Information
Item 2

subsidiary of PVF Capital Corp. In addition, other, net increased by $451,100 as a result of a gain of $207,200 on the sale of the North Moreland office building and an increase in rental income of $230,000 in the current period.

Noninterest expense for the nine months ended March 31, 2000 increased by $658,600, or 9.2%, from the prior year comparable period. This resulted from a $536,700, or 14.8%, increase in compensation and benefits attributable to increased staffing, incentive bonuses paid, and salary and wage adjustments. In addition, office occupancy and equipment increased by $154,600, or 11.6%, due to the opening of a new branch office and the relocation of one of our existing branch offices.

The federal income tax provision for the nine-month period ended March 31, 2000 decreased to an effective rate of 33.3% for the current period from an effective rate of 33.7% for the prior year comparable period. The decrease in the effective tax rate is attributable to the availability of low-income affordable housing credits in the current period.

Part I Financial Information
Item 2

YEAR 2000

Park View Federal did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact on its ongoing business as a result of the “Year 2000 issue.” However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly, or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers.

The cost to the Company to become Year 2000 ready did not have a material impact on the Company’s net income for any year. These efforts included replacing some outdated, non-compliant hardware and non-compliant software as well as identifying and remediating Year 2000 problems.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by federal regulations to maintain specific levels of “liquid” assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 4% of the sum of net withdrawable savings and borrowings due within one year. The Bank’s liquidity at March 31, 2000 was 17.6%. Management believes the Bank has sufficient liquidity to meet its operational needs.

Part I Financial Information
Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no significant changes to the Company’s interest rate risk position or any changes to how the Company manages its Asset/ Liability position since June 30, 1999.

Part II Other Information

Item 1. Legal Proceedings. N/A

(a)	Information pertaining to lawsuits is set forth in Item 3 of Form 10-K for the Year ended June 30, 1999.

Item 2. Changes in Securities and Use of Proceeds. N/A

Item 3. Defaults Upon Senior Securities. N/A

Item 4. Submission of Matters to a Vote of Security Holders. N/A

Item 5. Other Information. N/A

Item 6. Exhibits and Reports on Form 8-K. N/A

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.

(Registrant)

Date:	May 10, 2000	/s/ C. Keith Swaney

C. Keith Swaney Vice President and Treasurer