Form 10-K405
period 2000-06-30
PVF CAPITAL CORP
filed 2000-09-26
CIK 928592

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000
[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                         COMMISSION FILE NUMBER 0-24948
                                PVF CAPITAL CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             OHIO                                             34-1659805
--------------------------------                         -------------------
(STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

25350 ROCKSIDE ROAD, BEDFORD HTS., OHIO                          44146
--------------------------------------------             -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X _____ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's voting stock is listed on the Small-Cap Market under the symbol "PVFC." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq System on September 7, 2000, was $37,242,553. For purposes of this calculation, it is assumed that directors, executive officers and 5% stockholders of the registrant are affiliates. As of September 7, 2000, the registrant had 4,741,270 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000. (Parts I, II and IV)

2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

         PVF Capital Corp. ("PVF" or the "Company") is the Holding Company for Park View Federal Savings Bank ("Park View Federal" or the "Bank"). PVF owns and operates Park View Federal Savings Bank and PVF Service Corporation ("PVFSC"), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary, currently inactive, and three other subsidiaries chartered for future operation, but also currently inactive. Park View Federal is a federal stock savings bank operating through twelve offices located in Cleveland and surrounding communities. Park View Federal has operated continuously for 79 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF Capital Corp's main office is located at 2618 N. Moreland Boulevard, Cleveland, Ohio 44120 and its telephone number is (216) 991-9600.

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

MARKET AREA

         The Bank conducts its business through twelve offices located in Cuyahoga, Summit, Medina, Lake and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. At June 30, 2000, over 98% of the Bank's net loan portfolio and over 98% of the Bank's deposits were in the Bank's market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, Medina and Summit Counties, where demographic growth has been stronger.

         The economy in the Cleveland area historically has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of service, financial and wholesale and retail trade industries.

LENDING ACTIVITIES

Loan Portfolio Composition

         The Company's net loan portfolio, including mortgage-backed securities, totaled $525.6 million at June 30, 2000, representing 85.8% of total assets at such date. It is the Company's policy to concentrate its lending in its market area.

         Set forth below is certain data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated. As of June 30, 2000, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.


                                                                                 AT JUNE 30,
                                                ---------------------------------------------------------------------
                                                        2000                    1999                    1998
                                                --------------------     --------------------    --------------------

                                                AMOUNT       PERCENT     AMOUNT       PERCENT    AMOUNT       PERCENT
                                                ------       -------     ------       -------    ------       -------
                                                                            (DOLLARS IN THOUSANDS)
Real estate loans:
   Single-family residential (1)............   $208,183       39.61%    $ 141,308     35.41%    $142,233      38.07%
   Multi-family residential.................     42,503        8.09        34,075      8.54       31,493       8.43
   Commercial...............................    115,226       21.92       105,427     26.42       94,588      25.32
   Home equity lines of credit..............     30,978        5.89        22,956      5.75       18,762       5.02
   Construction.............................    128,310       24.41       101,032     25.32       96,063      25.71
   Land.....................................     41,583        7.91        42,003     10.53       30,462       8.15
Mortgage-backed securities held for
  sale, net.................................          0        0.00             0      0.00            0       0.00
Mortgage-backed securities held to
  maturity..................................      1,214        0.23         1,733      0.43        2,949       0.79
Consumer loans:
   Property improvement.....................          1        0.00             6      0.00           20       0.01
   Passbook loans...........................        582        0.11           552      0.14          614       0.16
   Mobile home..............................        105        0.02           146      0.04          213       0.06
   Other....................................     15,783        3.00         7,095      1.78        3,040        .81
                                               --------      ------      --------    ------     --------     ------
                                                584,468      111.20       456,333    114.36      420,427     112.53
                                               --------                  --------               --------
Less:
   Accrued interest receivable..............      3,027        0.58         2,202      0.55        2,217       0.59
   Deferred loan fees.......................     (2,130)      (0.41)       (1,951)    (0.49)      (1,689)     (0.45)
   Unearned discount........................        (16)       0.00           (23)    (0.01)         (36)     (0.01)
   Undisbursed discount FHLMC MBS...........         (6)       0.00           (11)     0.00          (16)      0.00
   Unrealized loss FHLMC MBS................          0        0.00             0      0.00            0       0.00
   Undisbursed portion of loan porceeds.....    (56,288)     (10.71)      (54,864)   (13.75)     (44,622)    (11.94)
   Market valuation reserve.................        (45)      (0.01)            0      0.00            0       0.00
   Allowance for loan losses................     (3,387)      (0.64)       (2,630)    (0.66)      (2,687)     (0.72)
                                               --------      ------      --------    ------     --------     ------
Total other items...........................    (58,845)     (11.20)      (57,277)   (14.36)     (46,833)    (12.53)
                                               --------                  --------               --------
     Total loans and mortgage-backed
       securities...........................   $525,623      100.00%     $399,056    100.00%    $373,594     100.00%
                                               ========                  ========               ========

                                                                 AT JUNE 30,
                                              -----------------------------------------------
                                                     1997                      1996
                                              ---------------------     ---------------------
                                                            (DOLLARS IN THOUSANDS)

                                               AMOUNT       PERCENT     AMOUNT       PERCENT
                                               ------       -------     ------       -------

Real estate loans:
   Single-family residential (1)............  $128,908      37.62%    $109,687       36.84%
   Multi-family residential.................    31,090       9.07       30,607       10.28
   Commercial...............................    84,940      24.79       72,543       24.36
   Home equity lines of credit..............    16,941       4.94        8,749        2.94
   Construction.............................    82,611      24.11       76,725       25.77
   Land.....................................    32,045       9.35       30,686       10.31
Mortgage-backed securities held for
  sale, net.................................         0       0.00        7,963        2.67
Mortgage-backed securities held to
  maturity..................................       505       0.15          629        0.21
Consumer loans:
   Property improvement.....................        34       0.01           43        0.01
   Passbook loans...........................       615       0.18          742        0.25
   Mobile home..............................       191       0.06          328        0.11
   Other....................................     2,756        .80        1,244         .41
                                              --------      -----     --------      ------
                                               380,636     111.08      339,946      114.16
                                              --------                --------
Less:
   Accrued interest receivable..............     2,097       0.61        1,709        0.57
   Deferred loan fees.......................    (1,733)     (0.51)      (2,098)      (0.70)
   Unearned discount........................       (48)     (0.01)        (165)      (0.06)
   Undisbursed discount FHLMC MBS...........         0       0.00         (158)      (0.05)
   Unrealized loss FHLMC MBS................         0       0.00         (234)      (0.08)
   Undisbursed portion of loan porceeds.....   (35,653)    (10.41)     (34,649)     (12.98)
   Market valuation reserve.................         0       0.00          (13)       0.00
   Allowance for loan losses................    (2,675)     (0.76)      (2,565)      (0.86)
                                              --------                --------
Total other items...........................   (38,012)    (11.08)     (42,173)     (14.16)
                                              --------      -----     --------      ------
     Total loans and mortgage-backed
       securities...........................  $342,624     100.00%    $297,773      100.00%
                                              ========                ========

--------------
(1) Includes loans held for sale in the amounts of $10.8 million, $1.7 million, $1.6 million, $0.7 million and $11.2 million at June 30, 2000, 1999, 1998,
     1997 and 1996 respectively.

         The following table presents at June 30, 2000 the amounts of loan principal repayments scheduled to be received by the Company during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below.


                                                DUE DURING                   DUE ONE
                                                 THE YEAR                 THROUGH FIVE             DUE FIVE YEARS
                                                  ENDING                   YEARS AFTER              OR MORE AFTER
                                                 JUNE 30,                   JUNE 30,                  JUNE 30,
                                                   2001                       2000                      2000
                                                   ----                       ----                      ----
                                                                         (IN THOUSANDS)

Real estate mortgage loans...................   $  181,553               $   231,331                $   35,308
Real estate construction loans...............       72,022                         0                         0
Consumer loans...............................        3,000                       492                       702
                                                ----------               -----------                ----------
    Total....................................   $  256,575               $   231,823                $   36,010
                                                ==========               ===========                ==========


         The following table apportions the dollar amount of the loans outstanding at June 30, 2000 that are due or repricing after June 30, 2001 between those with predetermined interest rates and those with adjustable interest rates.


                                                                          FLOATING OR
                                            PREDETERMINED RATES         ADJUSTABLE RATES                TOTAL
                                            -------------------         ----------------                -----
                                                                        (IN THOUSANDS)

Real estate mortgage loans (1)...............   $   26,997               $   239,642                $  266,639
Consumer loans...............................        1,194                         0                     1,194
                                                ----------               -----------                ----------
    Total....................................   $   28,191               $   239,642                $  267,833
                                                ==========               ===========                ==========

-----------
(1)  Includes real estate mortgage loans and construction loans

         Scheduled contractual principal repayments of loans and mortgage-backed securities do not reflect the actual life of such assets. The average life of loans and mortgage-backed securities may be substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgages are substantially higher than current mortgage loan rates.

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

         The following table shows total loan origination and sale activity during the periods indicated.


                                                                      YEAR ENDED JUNE 30,
                                                         -----------------------------------------
                                                           2000         1999              1998
                                                           ----         ----              ----
                                                                      (IN THOUSANDS)

Loans originated:
  Real estate:........................................
    Residential and commercial (1)....................   $ 123,663      $  130,515      $  111,912
    Construction (1)..................................     134,681         104,911          97,569
    Land..............................................      22,587          28,814          16,237
    Savings Deposit...................................         585             209             308
    Other.............................................       1,371           1,202              29
                                                         ---------      ----------      ----------
    Total loans originated............................   $ 282,887      $  265,651      $  226,055
                                                         =========      ==========      ==========

Loans refinanced......................................   $   6,457          13,699          16,210
Loans and mortgage-backed securities sold.............   $  37,826      $  107,978      $   81,294
                                                         =========      ==========      ==========

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

         Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. The Bank currently originates fixed-rate, residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that adjust after five or seven years to a rate which is 0.5% above the FHLMC 60 day delivery rate, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 2000, $208.2 million, or 39.6%, of the Bank's net loan and mortgage-backed securities portfolio consisted of single-family, conventional mortgage loans, of which approximately $180.1 million, or 86.5%, carried adjustable interest rates. Included in this amount are $7.4 million in second mortgage loans. Such loans are for terms of up to fifteen years and adjust annually to a rate which is 3.75% above the treasury rate. Any such loans having fixed rates are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.

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

         Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank's multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three years based upon changes in the Treasury Rate, plus a negotiated margin of between 3.0% and 3.5%. Commercial and multi-family residential real estate loans amounted to $157.7 million, or 30.0%, of the total loan and mortgage-backed securities portfolio at June 30, 2000.

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

         Construction Loans. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered only on an adjustable rate basis. Interest rates on residential construction loans made to the eventual occupant are set at the prime rate plus 2%, and are fixed for the construction term. Interest rates on residential construction loans to builders are set at the prime rate plus 2%, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 18 months. Advances are generally paid directly to subcontractor's and suppliers and are made on a percentage of completion basis. At June 30, 2000, $128.3 million or 24.4%, of the Bank's total loan and mortgage-backed securities portfolio consisted of construction loans, virtually all of which were secured by single-family residences.

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

         Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well-known to the Bank, and it obtains the financial statements and personal guarantees of such builders and developers. The Bank also requires feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to the lesser of 80% of the estimated gross sell out value or 100% of the discounted value. If land is being acquired, the amount of the loan to be used for such purposes is limited to 75% of the cost of the land. All of these loans originated are within the Bank's market area. The Bank had $41.6 million, or 7.9% of its net loan and mortgage-backed securities portfolio, in land loans at June 30, 2000.

         Home Equity Line of Credit Loans. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5 year review and renewal option followed by a balloon payment. The rate adjusts monthly to a rate ranging from the prime lending rate to prime plus 0.5%. At June 30, 2000, the Bank had $31.0 million in home equity lines of credit, which amounted to 5.9% of its net loan portfolio.

Mortgage Banking Activity

         In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 2000, the Bank reported net loan servicing fee income of $592,787, and at June 30, 2000 was servicing $288.3 million of loans for others. The Bank has been able to keep delinquencies on loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate, single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.

         On August 18, 1995, the Bank sold $146.0 million in FHLMC servicing to PVF and recognized no gain due to the transaction being an intercompany sale. PVF then entered into an agreement with the Bank to service the underlying loans for $8.00 per loan monthly. PVF borrowed $1.2 million to finance the purchase of this servicing. The servicing income from these loans will provide sufficient funds to pay the servicing fee to the Bank. At June 30, 2000 the Bank was servicing $59.9 million in FHLMC loans for PVF.

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

         At June 30, 2000 and June 30, 1999, the Bank had $10,738,000 and $1,772,000 of fixed rate single family mortgage loans available for sale. In connection with these activities the Bank establishes a mortgage banking reserve for market valuation losses. See Note 5 of Notes to Consolidated Financial Statements.

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

         The following table sets forth information with respect to the Bank's non-performing loans and other problem assets at the dates indicated.


                                                                             AT JUNE 30,
                                                     -------------------------------------------------------
                                                     2000         1999          1998      1997       1996
                                                     ----         ----          ----      ----       ----
                                                                           (DOLLARS IN THOUSANDS)
Non-accruing loans (1):
Real estate........................................  $  4,842     $  3,639      $ 3,262   $  4,097   $ 2,272
Consumer loans.....................................         0            0           15         40        80
                                                     --------     --------      -------   --------   -------
    Total..........................................  $  4,842     $  3,639      $ 3,277   $  4,137   $ 2,352
                                                     ========     ========      =======   ========   =======

Accruing loans which are contractually past
  due 90 days or more:
    Real estate....................................  $    935     $    248      $   163   $    476   $    95
                                                     --------     --------      -------   --------   -------
      Total........................................  $    935     $    248      $   163   $    476   $    95
                                                     ========     ========      =======   ========   =======

    Total nonaccrual and 90 days
      past due loans...............................  $  5,777     $  3,887      $ 3,440   $  4,613   $ 2,447
                                                     ========     ========      =======   ========   =======

Ratio of non-performing loans to total loans
  and mortgage-backed securities...................      1.10%         .97%        0.92%      1.35%      .82%
                                                     ========     ========      =======   ========   =======
Other non-performing assets (2)....................  $    488     $    168      $   699   $      0   $    53
                                                     ========     ========      =======   ========   =======
Total non-performing assets........................  $  6,265     $  4,055      $ 4,139   $  4,613   $ 2,500
                                                     ========     ========      =======   ========   =======
Total non-performing assets to
  total assets.....................................      1.02%        0.90%        0.96%      1.24%     0.75%
                                                     ========     ========      =======   ========   =======

----------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual include all loans classified as substandard, doubtful, or loss and all loans greater than 90-days past due with a loan-to-value ratio greater than 65%. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.
(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

         It is the Bank's policy to not record into income partial interest payments. During the year ended June 30, 2000, gross interest income of $503,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the period. No interest was included in income on non-accruing loans.

         At June 30, 2000, non-accruing loans consisted of 30 loans totaling $4.8 million, and included 10 conventional mortgage loans aggregating $1.2 million, 8 land loans in the amount of $1.8 million, 8 construction loans in the amount of $1.5 million, 1 commercial loan in the amount of $0.1 million and 3 multi-family loans in the amount of $0.2 million. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb potential losses on these loans.

         Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 2000, the Bank had 3 real estate owned properties totaling $488,000. The properties consist of developed residential lots and one commercial property.

         Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." The Bank has established an Asset Classification Committee, which is comprised of the Chairman of the Board, the Chief Financial Officer and senior employees of the Bank. The Asset Classification Committee meets quarterly to review the Bank's loan portfolio and determine which loans should be placed on a

"watch-list" of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. At June 30, 2000, total non-accrual and 90 days past due loans and other non-performing assets were $6.3 million, of which amount approximately $5.1 million were classified as substandard. For additional information, see " -- Non-Performing Loans and Other Problem Assets" and Note 4 of Notes to Consolidated Financial Statements.

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

         The following table summarizes the activity in the allowance for loan losses for the periods indicated.


                                                                          YEAR ENDED JUNE 30,
                                                     --------------------------------------------------------
                                                     2000         1999          1998      1997       1996
                                                     ----         ----          ----      ----       ----
                                                                         (DOLLARS IN THOUSANDS)

Balance at beginning of year.......................  $  2,630     $  2,687      $ 2,675   $  2,565   $  2,402
                                                     --------     --------      -------   --------   --------

Charge-offs:
  Mortgage loans...................................        93           42          238        174        241
  Consumer loans (1)...............................         0           20            0         24         24
                                                     --------     --------      -------   --------   --------
    Total charge-offs..............................        93           62          238        198        265
                                                     --------     --------      -------   --------   --------

Recoveries:
  Mortgage loans...................................         1            5            4        117          5
  Consumer loans (1)...............................         0            0            0          4          6
                                                     --------     --------      -------   --------   --------
    Total recoveries...............................         1            5            4        121         11
                                                     --------     --------      -------   --------   --------

Net charge-offs....................................        92           57          234         77        254
                                                     --------     --------      -------   --------   --------
Provision charged to income........................       850            0          246        187        417
                                                     --------     --------      -------   --------   --------
Balance at end of year.............................  $  3,388     $  2,630      $ 2,687   $  2,675   $  2,565
                                                     ========     ========      =======   ========   ========

Ratio of net charge-offs during
  the year to average loans
  outstanding during the year......................       0.0%         0.0%         0.0%       0.0%       0.0%
                                                     ========     ========      =======   ========   ========

---------------------
(1)  Consists primarily of mobile home loans.

         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                    AT JUNE 30,
                                    ------------------------------------------------------------------------------
                                           2000                         1999                        1998
                                    ------------------------    -----------------------    -----------------------
                                             % OF LOANS IN              % OF LOANS IN              % OF LOANS IN
                                             CATEGORY TO                CATEGORY TO                CATEGORY TO
                                             TOTAL NET LOANS            TOTAL NET LOANS            TOTAL NET LOANS
                                    AMOUNT   OUTSTANDING        AMOUNT  OUTSTANDING        AMOUNT  OUTSTANDING
                                    ------   ---------------    ------  ---------------    ------  ---------------
                                                               (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Single-family..................   $  885       59.29%         $    727      52.84%        $   925       57.19%
  Multi-family...................      234        8.05               201       8.53             203        8.44
  Commercial.....................    1,596       21.65             1,438      26.17           1,227       25.19
  Land...........................      261        7.87               218      10.52             230        8.16
  Unallocated....................      349        0.00                 0       0.00               0        0.00
                                    ------      ------          --------     ------         -------      ------
    Total mortgage loans.........    3,325       96.87             2,584      98.05           2,585       98.98

Consumer loans (1)...............       63        3.13                46       1.95             102        1.02
                                    ------      ------          --------     ------         -------      ------
  Total allowance for
    loan losses..................   $3,388      100.00%         $  2,630     100.00%        $ 2,687      100.00%
                                    ======      ======          ========     ======         =======      ======



                                                       AT JUNE 30,
                                    -----------------------------------------------------
                                              1997                          1996
                                    ------------------------     ------------------------
                                             % OF LOANS IN                % OF LOANS IN
                                             CATEGORY TO                  CATEGORY TO
                                             TOTAL NET LOANS              TOTAL NET LOANS
                                     AMOUNT  OUTSTANDING         AMOUNT   OUTSTANDING
                                     ------  ---------------     ------   ---------------
                                                  (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Single-family..................     $   899       56.19%        $   977       53.49%
  Multi-family...................         291        9.00             163       10.51
  Commercial.....................         990       24.54             968       24.71
  Land...........................         361        9.26             210       10.52
  Unallocated....................           0        0.00             123        0.00
                                      -------      ------         -------      ------
    Total mortgage loans.........       2,541       98.99           2,441       99.23

Consumer loans (1)...............         134        1.01             124        0.77
                                      -------      ------         -------      ------
  Total allowance for
    loan losses..................     $ 2,675      100.00%        $ 2,565      100.00%
                                      =======      ======         =======      ======

------------
(1)  Consists of property improvement loans and mobile home loans.

INVESTMENT ACTIVITIES

         Park View Federal is required under federal regulations to maintain a minimum amount of liquid assets, which can be invested in specified short-term securities, and is also permitted to make certain other investments. See "Regulation -- Liquidity Requirements". Park View Federal maintains a liquidity portfolio well in excess of the amount required to satisfy regulatory requirements. The Bank's liquidity ratio of 11.9% at June 30, 2000 exceeded the 4% regulatory requirement. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

         Park View Federal's investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers' acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal's investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 2000 Park View Federal had investments in agency notes, federal funds sold, FHLB of Cincinnati stock and interest-bearing deposits in other financial institutions.

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

         The following table sets forth the carrying value of the Bank's securities portfolio, short-term investments and FHLB of Cincinnati stock at the dates indicated. At June 30, 2000, the fair market values of the Bank's securities portfolio was $63.9 million. All securities are held to maturity.


                                                                          AT JUNE 30,
                                                         ----------------------------------------
                                                           2000         1999              1998
                                                           ----         ----              ----
                                                                         (IN THOUSANDS)
Investment securities:
  Municipal Security..................................   $   297        $    376               0
  U.S. Government and agency securities...............   $64,962        $ 24,958        $ 27,800
                                                         -------        --------        --------
      Total securities................................    65,259          25,334          27,800

Interest-bearing deposits.............................       815             574             394
Federal funds sold....................................     1,050           5,375          20,375
FHLB of Cincinnati stock..............................     5,841           3,759           3,508
                                                         -------        --------        --------
    Total investments.................................   $72,965        $ 35,042        $ 52,077
                                                         =======        ========        ========

       The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's securities at June 30, 2000.


                                                                           AT JUNE 30, 2000
                                --------------------------------------------------------------------------------------------
                                     ONE YEAR               ONE TO FIVE              FIVE TO 10             MORE THAN
                                      OR LESS                  YEARS                   YEARS                 10 YEARS
                                -------------------     --------------------    -------------------      -------------------
                                CARRYING    AVERAGE     CARRYING    AVERAGE     CARRYING    AVERAGE      CARRYING   AVERAGE
                                  VALUE      YIELD        VALUE      YIELD        VALUE      YIELD         VALUE     YIELD
                                --------   --------     -------    ---------    -------   ---------      -------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Municipal security..........     $     91   6.25%       $    206    6.25%      $       0     0.00%       $      0    0.00%
U.S. Government and
  agency securities.........            0   0.00          64,962    6.55               0     0.00               0    0.00
Deposits(1).................        1,865   6.25               0    0.00               0     0.00               0    0.00
FHLB of Cincinnati stock....            0   0.00               0    0.00               0     0.00           5,841    7.25
                                 --------   ----        --------    ----       ---------     ----         -------    ----
  Total.....................      $ 1,956   6.25         $65,168    6.80       $       0     0.00         $ 5,841    7.25
                                 ========               ========               =========                  =======


                                        AT JUNE 30, 2000
                                -----------------------------------
                                        TOTAL SECURITIES
                                -----------------------------------
                                CARRYING    MARKET     AVERAGE
                                  VALUE      VALUE      YIELD
                                --------    -------   ---------
                                      (DOLLARS IN THOUSANDS)
Municipal security..........    $    297    $    297    6.25%
U.S. Government and
  agency securities.........      64,962      63,556    6.55
Deposits(1).................       1,865       1,865    6.25
FHLB of Cincinnati stock....       5,841       5,841    7.25
                                --------    --------    ----
  Total.....................    $ 72,965    $ 71,559    6.59%
                                ========    ========

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

         The Bank's deposits increased by $109.8 million for the fiscal year ended June 30, 2000 as compared to the fiscal year ended June 30, 1999, as a result of the opening of one new branch office and management's decision to aggressively pursue deposits to support growth in the loan portfolio. Deposit balances totaled $441.0 million, $331.2 million and $344.3 million at the fiscal years ended June 30, 2000, 1999, and 1998 respectively.

         Deposits in the Bank as of June 30, 2000 were represented by the various programs described below.


WEIGHTED
AVERAGE                                                                                                PERCENTAGE
INTEREST                                                           MINIMUM           BALANCE IN         OF TOTAL
 RATE                            CATEGORY                          BALANCE           THOUSANDS          DEPOSITS
--------                         --------                          -------           ----------        ----------
2.95%                      NOW accounts                            $    50           $  26,765           6.07%
2.50%                      Passbook statement accounts                   5              32,138           7.29
4.61%                      Money market accounts                     1,000              11,846           2.69
0.00%                      Non-interest-earning demand accounts         50              10,682           2.42
                                                                                     ---------          -----
                                                                                        81,431          18.47

                           CERTIFICATES OF DEPOSIT
                           -----------------------

5.46%                      3 months or less                            500              71,340          16.18
6.02%                      3 - 6 months                                500             101,434          23.00
6.19%                      6 - 12 months                               500              99,678          22.60
6.48%                      1 - 3 years                                 500              77,187          17.50
6.01%                      More than three years                       500               9,912           2.25
                                                                                     ---------         ------
6.17%                      Total certificates of deposit                               359,551          81.53
                                                                                     ---------         ------
5.49%                      Total deposits                                            $ 440,982         100.00%
                                                                                     =========         ======

         The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                                     AT JUNE 30, 2000                           AT JUNE 30, 1999
                                          ------------------------------------------    ------------------------------------------
                                                                         INCREASE                                      INCREASE
                                                                        (DECREASE)                                     (DECREASE)
                                                           % OF         FROM PRIOR                      % OF           FROM PRIOR
                                           BALANCE        DEPOSITS         YEAR          BALANCE       DEPOSITS           YEAR
                                           -------        --------      -----------      -------       --------        ----------
                                                                             (DOLLARS IN THOUSANDS)
NOW checking (1)........................   $  37,447         8.49%      $    8,517      $  28,930        8.73%       $     5,098
Super NOW checking and money market.....      11,846         2.69            3,447          8,399        2.54              1,212
Passbook and regular savings............      32,138         7.29           (1,116)        33,254       10.04              1,410
Jumbo certificates......................      91,826        20.82           33,399         58,427       17.64              1,099
Other certificates......................     229,277        51.99           63,761        165,516       49.97            (19,529)
Keogh accounts..........................         246         0.06               17            229        0.07                 20
IRA accounts............................      38,202         8.66            1,715         36,487       11.02              2,297
                                           ---------       ------       ----------      ---------      ------        -----------
    Total...............................   $ 440,982       100.00%      $  109,740      $ 331,242      100.00%       $   (12,987)
                                           =========       ======       ==========      =========      ======        ===========



                                                AT JUNE 30, 1998
                                          --------------------------
                                                          % OF
                                            BALANCE      DEPOSITS
                                            -------      --------
                                            (DOLLARS IN THOUSANDS)
NOW checking (1)........................  $  23,832       6.92%
Super NOW checking and money market.....      7,187       2.09
Passbook and regular savings............     31,844       9.25
Jumbo certificates......................     57,328      16.65
Other certificates......................    185,045      53.76
Keogh accounts..........................        209       0.06
IRA accounts............................     38,784      11.27
                                          ---------     ------
    Total...............................  $ 344,229     100.00%
                                          =========     ======

-------------
(1)  Includes non-interest-bearing demand accounts.


         The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.

                                                        FOR THE YEAR ENDED JUNE 30,
                        ----------------------------------------------------------------------------------------
                                         2000                                           1999
                        ------------------------------------------      ----------------------------------------
                        INTEREST-                                       INTEREST
                        BEARING                                         BEARING
                        DEMAND          SAVINGS            TIME         DEMAND          SAVINGS           TIME
                        DEPOSITS        DEPOSITS         DEPOSITS       DEPOSITS        DEPOSITS        DEPOSITS
                        ---------       --------         --------       --------        --------        --------
                                                           (DOLLARS IN THOUSANDS)
Average balance......   $  33,043       $  32,544        $ 315,914      $   27,646      $  32,209       $268,501

Average rate paid....        2.96%           2.50%            5.58%           2.64%          2.58%          5.74%



                                 FOR THE YEAR ENDED JUNE 30,
                         ----------------------------------------
                                       1998
                         ----------------------------------------
                         INTEREST-
                         BEARING
                         DEMAND        SAVINGS          TIME
                         DEPOSITS      DEPOSITS        DEPOSITS
                         ---------     --------        --------
                                  (DOLLARS IN THOUSANDS)
Average balance......    $  21,628      $ 31,63         $ 264,348

Average rate paid....         2.77%        2.75%             5.90%

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

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2000.

                                                             CERTIFICATES
      MATURITY PERIOD                                         OF DEPOSIT
      ---------------                                        --------------
                                                             (IN THOUSANDS)

      Three months or less................................    $  18,003
      Three through six months............................       29,390
      Six through 12 months...............................       25,930
      Over 12 months......................................       26,150
                                                              ---------
               Total......................................    $  99,473
                                                              =========

         BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the Federal Home Loan Bank of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $22.5 million and $100.0 million respectively. The REPO advance was drawn down by $89.0 million, while the CMA was not drawn down at June 30, 2000. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.

         The following table sets forth certain information regarding the Bank's advances from the FHLB of Cincinnati for the periods indicated:


                                                                          AT JUNE 30,
                                                         -------------------------------------------
                                                           2000         1999              1998
                                                           ----         ----              ----
                                                                        (IN THOUSANDS)
Amounts outstanding at end of period..................   $114,974       $  66,041       $ 46,324
Weighted average rate.................................       6.38%           5.65%          5.71%

Maximum amount outstanding at any
  month end...........................................   $114,974       $  66,041       $ 67,852

Approximate average outstanding balance...............     79,862          52,102         40,240
Weighted average rate.................................       5.71%           5.55%          5.84%


         At June 30, 2000 and 1998, PVFSC had one note payable for $1.0 million, and $1.1 million, respectively, collateralized by real estate and guaranteed by PVF. See Note 9 of Notes to Consolidated Financial Statement.

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

         As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2000, ParkView Federal was authorized to invest up to approximately $18.3 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

         PVF has two subsidiaries, Park View Federal and PVFSC, which is engaged in the activities of land acquisition and real estate investment. At June 30, 2000, PVFSC has an investment of $4.1 million in a strip center in Berea, Ohio. In addition, PVF has three non-active subsidiaries, PVF Community Development Corp., PVF Mortgage Corp., and Mid Pines Land Company, which have been chartered for future activity.

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

EMPLOYEES

         As of June 30, 2000, PVF and its subsidiaries had 130 full-time employees and 28 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

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

         FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

         The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective in November 2000, with full compliance required by July 1, 2001.

         The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

         The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

         The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

         REGULATORY CAPITAL REQUIREMENTS. Under OTS regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" (also referred to as "Tier 1") capital equal to 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system) of adjusted total assets and "total capital," a combination of core and "supplementary" capital, equal to 8.0% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "-- Prompt Corrective Regulatory Action." The Bank is in compliance with all applicable regulatory capital requirements.

         In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances, and up to 45% of unrealized gains of equity securities.

         The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer loans, residential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. Under the risk-based capital requirement, a savings institution is required to maintain total capital, consisting of core capital plus certain other components, including general valuation allowances, equal to 8.0% of risk-weighted assets. At June 30, 2000 the Bank's risk-weighted assets were $443.6 million, and its total regulatory capital was $44.4 million, or 10% of risk-weighted assets.

         The table below presents the Bank's capital position at June 30, 2000, relative to its various minimum regulatory capital requirements.

                                                                      AT JUNE 30, 2000
                                                                   ----------------------
                                                                              PERCENT OF
                                                                   AMOUNT     ASSETS (1)
                                                                   ------     ----------
                                                                   (DOLLARS IN THOUSANDS)
                       Tangible Capital........................... $ 40,994       6.68%
                       Tangible Capital Requirement...............    9,205       1.50
                                                                   --------      -----
                         Excess .................................. $ 31,789       5.18%
                                                                   ========      =====

                       Tier 1/Core Capital........................ $ 40,994       6.68%
                       Tier 1/Core Capital Requirement............   24,548       4.00
                                                                   --------      -----
                         Excess .................................. $ 16,446       2.68%
                                                                   ========      =====

                       Tier 1 Risk-Based Capital.................. $ 40,994       9.24%
                       Tier 1 Risk-Based Capital Requirement......   17,744       4.00
                                                                   --------       ----
                         Excess .................................. $ 23,250       5.24%
                                                                   ========      =====

                       Risk-Based Capital......................... $ 44,380      10.00%
                       Risk-Based Capital Requirement.............   35,489       8.00
                                                                   --------     ------
                         Excess................................... $  8,891       2.00%
                                                                   ========     ======

                       -------------
                       (1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.


         OTS risk-based capital regulations require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. At June 30, 2000 the Bank had no interest rate risk component deduction from total capital.

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

         Under implementing regulations, the federal banking regulators will measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Bank is classified as "well capitalized" under these regulations.

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

         FEDERAL HOME LOAN BANK SYSTEM. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2000 of $5.8 million.

         The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance. At June 30, 2000, the Bank had $115.0 million in advances outstanding from the FHLB of Cincinnati. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

         LIQUIDITY REQUIREMENT. Park View Federal generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. Park View Federal also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of Park View Federal at June 30, 2000 was 11.9%.

         QUALIFIED THRIFT LENDER TEST. A savings association that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and savings association.

         To meet the QTL test, the institution must qualify as a domestic building and loan association under the Internal Revenue Code or the institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks. At June 30, 2000, the Bank qualified as a QTL.

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

         The FDIC's current regular semi-annual SAIF assessment rates set a base assessment rate schedule ranging from 0 to 27 basis points. Until December 31, 1999, SAIF-insured institutions were required to pay assessments to the FDIC at the rate of 6.44 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, Bank Insurance Fund ("BIF") members were assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members are assessed at the same rate for FICO payments.

         SAIF members may convert to the status of members of the BIF and may merge or transfer assets to a BIF member. Although the Bank would qualify for insurance of deposits of the BIF, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make SAIF to BIF conversion prohibitively expensive.

         DIVIDEND LIMITATIONS. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Bank's conversion from the mutual to stock form. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

         OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distrubution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or conditions imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

         FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves as follows: no reserves are required on the first $4.9 million of transaction accounts, reserves equal to 3% on the next $44.3 million of transaction accounts, plus 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At June 30, 2000, Park View Federal met its reserve requirements.

         INTERSTATE AND INTERINDUSTRY ACQUISITIONS. OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a "domestic building and loan association" under
Section 7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or as a QTL, and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act in connection with any branch application.

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

         LOANS-TO-ONE-BORROWER LIMITATIONS. Under federal law, loans and extensions of credit outstanding at one time to a person shall not exceed 15% of the unimpaired capital and surplus of the savings association. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. Applicable law authorizes savings associations to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. A savings association is authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus.

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

GENERAL

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

         RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company' other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

FEDERAL INCOME TAXATION

         Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Prior to legislation in 1996, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally were loans secured by interests in certain real property, and nonqualifying loans, which were all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans was based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The legislation repealed the percentage of taxable income method of calculating the bad debt reserve. The Bank had generally elected to use the method which resulted in the greatest deductions for federal income tax purposes.

         Legislation that is effective for tax years beginning after December 31, 1995 required institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. The Bank had no such excess reserve. The Bank will no longer be allowed to use the percentage of taxable income method for tax loan loss provisions, but was allowed to use the experience method of accounting for bad debts as long as it was not considered a large thrift. Beginning with June 30, 1997 taxable year, the Bank was treated the same as a small commercial bank. Institutions with less than $500 million in assets were still permitted to make deductible bad debt additions to reserves, using the experience method. Beginning with the June 30, 2000 taxable year, the Bank will be taxed as a large thrift. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off.

         Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or liquidation), unless the Bank includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

         In addition to the regular income tax, corporations generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax.

         The Bank's federal income tax returns through June 30, 1992 were audited by the IRS, and the Company has federal income tax returns which are open and subject to audit for the tax years 1997 through 1999. With respect to years examined by the IRS, all deficiencies have been satisfied.

         For further information regarding federal income taxes, see Note 10 of Notes to Consolidated Financial Statements.

STATE INCOME TAXATION

         The Bank is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital was taxed at a rate of 1.3%, 1.4%, and 1.5% for fiscal years 2000, 1999, and 1998, respectively. The Company generally elects to be taxed as a qualifying holding company and pay Ohio tax based on its net income only. The other subsidiaries of the Company are taxed on the greater of a tax based on net income or net worth.

ITEM 2.  PROPERTIES
-------------------

         The following table sets forth the location and certain additional information regarding the Company's offices at June 30, 2000.

                                  YEAR                             NET BOOK         OWNED OR         APPROXIMATE
                                 OPENED/           TOTAL           VALUE AT          LEASED/           SQUARE
LOCATION                        ACQUIRED         DEPOSITS        JUNE 30, 2000     EXPIRATION          FOOTAGE
--------                        --------         --------        -------------     ----------          -------
                                                            (DOLLARS IN THOUSANDS)
MAIN OFFICE:

2618 N. Moreland Blvd.            1963           $38,654            $  6             Owned            16,800
Cleveland, Ohio

BRANCH OFFICES:

2111 Richmond Road                1967            62,335              88             Lease             2,750
Beachwood, Ohio                                                                      3/1/09

25350 Rockside Road               1969            70,892              15             Lease            14,400
Bedford Heights, Ohio                                                                3/1/03

11010 Clifton Blvd.               1974            25,588               6             Lease             1,550
Cleveland, Ohio                                                                      8/1/05

13901 Ridge Road                  1999            57,135              84             Lease             3,278
North Royalton, Ohio                                                                 8/31/04

6990 Heisley Road                 1994            36,773               0             Lease             2,400
Mentor, Ohio                                                                         10/25/03

1456 SOM Center Road              1995            35,756             166             Lease             2,200
Mayfield Heights, Ohio                                                               9/30/04

497 East Aurora Road              1994            29,920               0             Lease             2,400
Macedonia, Ohio                                                                      9/30/04

8500 Washington Street            1995            29,612              51             Lease             2,700
Chagrin Falls, Ohio                                                                  11/30/04

408 Water Street                  1997            23,989             197             Lease             2,800
Chardon, Ohio                                                                        8/31/02

3613 Medina Road                  2000            30,328              80             Lease             2,440
Medina, Ohio                                                                         8/31/04

         At June 30, 2000 the net book value of the Bank's premises, furniture, fixtures and equipment was $1.9 million. See Note 6 of Notes to Consolidated Financial Statements for further information.

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

         The Company and various of its subsidiaries have been parties to lawsuits related to the Company's efforts, which have since been suspended, to develop a business offering financial planning advice and the sale of mutual funds and insurance products on any agency basis. The entities named in the lawsuits were the Company, the Bank and two other entities, PVF Financial Planning Inc. ("PVFFP") and Emissary Financial Group, Inc. ("Emissary"), which are majority-owned subsidiaries of the Company's wholly owned subsidiary, PVF Holdings, Inc. The Company's proposed business plan called for PVFFP to establish offices in certain of the Bank's locations, from which offices PVFFP would provide financial planning advice to customers and sell insurance and mutual fund products to those customers on an agency basis. Emissary was proposed to act as a broker dealer that would execute any trades directed by PVFFP and by entities unrelated to PVFFP or the Company. Through PVF Holdings, Inc., the Company invested a total of $300,000 in PVFFP and Emissary, virtually all of which was invested in Emissary. The other investor in PVFFP and Emissary was to be an individual named Gregory Shefchuk. Mr. Shefchuk owned a financial planning service that traded through Money Concepts Capital Corp. ("Money Concepts"), a broker dealer based in Chicago, Illinois. Mr. Shefchuk intended to utilize Emissary as the broker dealer for his proposed activities with PVFFP.

         Shortly after PVFFP and Emissary commenced operations, officers of the Bank learned of alleged improprieties regarding other businesses operated by Mr. Shefchuk, including allegations that his other business entities misappropriated funds. Several days later, Mr. Shefchuk committed suicide, and it was determined to cease all activities of Emissary and PVFFP. Since that time, PVFFP and Emissary have not resumed operations and have determined to permanently cease operations, dispose of all outstanding lawsuits and liquidate as expeditiously as possible.

         PVFFP and Emissary had been named as defendants in two lawsuits filed in the Court of Common Pleas in Lake County, Ohio. One suit was filed April 14, 1998 by Gary Toth and the Gary A. Toth Trust, and the second suit was filed on May 22, 1998 by Ashtabula County Residential Services Corp. ("Ashtabula"). Both plaintiffs alleged causes of action premised on breach of fiduciary duty, fraud and misrepresentation, negligence, breach of contract, accounting, conversion and constructive trust against the defendants, which also include Mr. Shefchuk, various entities that he controlled and Money Concepts. The plaintiffs claimed generally that certain monies they invested through Mr. Shefchuk, or an organization controlled by him or PVFFP, were misappropriated. Mr. Toth sought compensatory damages and punitive damages in excess of $2 million, and Ashtabula sought $80,000 in compensatory damages and $1 million in punitive damages. Neither of these plaintiffs, however, had established an account with PVFFP or Emissary. The Toth suit against PVFFP and Emissary was settled without liability to PVFFP or Emissary, and the Astabula suit was dismissed.

         A total of nine additional cases have been filed against some combination of PVFFP, Emissary, the Company and/or the Bank. Five of these cases are arbitration proceedings with the NASD, two were filed in the Court of Common Pleas in Lake and Cuyahoga Counties in Ohio, and two were filed in the United States District Court for the Northern District of Ohio, Eastern Division. The plaintiffs in these cases alleged causes of action premised on breach of fiduciary duty, fraud and misrepresentation, negligence, breach of contract, accounting, conversion and constructive trust against the defendants, which also include Mr. Shefchuk, various entities that he controlled and Money Concepts. The plaintiffs claimed generally that certain monies they allegedly invested through Mr. Shefchuk, or an organization controlled by him or PVFFP, were misappropriated. None of these plaintiffs, however, had established an account with PVFFP. Where the damages sought have been specified, the plaintiffs sought compensatory damages ranging from $25,000 to $1.5 million and punitive damages of up to $1.0 million. In all but three of these cases, the lawsuit either has been dismissed against PVFFP, Emissary, the Company and/or the Bank without prejudice or the plaintiff has agreed to dismiss the suit without prejudice. One of the remaining cases was filed in the United States District Court and is a putative class action suit. The plaintiff in the second remaining suit, which also was filed in the United States District Court, seeks damages of $250,000 plus punitive damages. The same plaintiff also brought a parallel NASD action, in which only Emmissary is a respondent, that is scheduled for a hearing this year.

In addition, on May 5, 1998, the Securities and Exchange Commission ("SEC") sued Mr. Shefchuk and entities affiliated with him, as well as Emissary, in the United States District Court, Northern District of Ohio. The SEC alleged causes of action premised on the Securities Act of 1933, the Securities Exchange Act of 1934 and regulations promulgated thereunder, contending that it is entitled to injunctive relief and civil and criminal penalties as a result of the defendants' misappropriation of funds of clients of an entity affiliated with Shefchuk. The entity alleged to have misappropriated funds was not affiliated with the Company, the Bank, PVFFP or Emissary. The court entered a preliminary injunction requiring Emissary not to violate certain provisions of the securities laws. Emissary had already ceased operations and determined to liquidate its business, and as a result the Company did not consider this ruling to be material. The case has since been dismissed, and the court has issued an order dissolving the preliminary injunction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------

         The information contained under the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see "Item 1. Business -- Regulation of the Bank -- Dividend Limitations."

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The consolidated financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" and "-- Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)      1.    Independent Auditors' Report (incorporated by reference to the
               Annual Report)

               Consolidated Financial Statements (incorporated by reference to the Annual Report)

               (a) Consolidated Statements of Financial Condition, at June 30, 2000 and 1999

               (b) Consolidated Statements of Operations for the Years Ended June 30, 2000, 1999 and 1998

               (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998

               (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998

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

NO.            DESCRIPTION


3.1            Certificate of Incorporation
3.2            Code of Regulations                                                      *
3.3            Bylaws                                                                   *
4              Specimen Stock Certificate                                               *
10.1           Park View Federal Savings Bank Conversion Stock Option Plan              *
10.2           PVF Capital Corp. 1996 Incentive Stock Option Plan                       *
10.3           Severance Agreement between PVF Capital Corporation and                  **
               each of John R. Male, C. Keith Swaney and Jeffrey N. Male

10.4           Park View Federal Savings Bank Supplemental Executive                    **
               Retirement Plan
10.5           PVF Capital Corp. 2000 Incentive Stock Option Plan and Form of
               Stock Option Agreement
13             PVF Capital Corp. Annual Report to Stockholders for the year ended  June 30, 2000
21             Subsidiaries of the Registrant
23             Consent of KPMG, LLP
27             Financial Data Schedule

-------------
* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

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

                                     PVF CAPITAL CORP.


September 26, 2000                   By: /s/ John R. Male
                                        -------------------------------------
                                        John R. Male
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John R. Male                                          September 26, 2000
---------------------------------------------
John R. Male
President and Chief Executive Officer
(Principal Executive Officer)


/s/ C. Keith Swaney                                       September 26, 2000
---------------------------------------------
C. Keith Swaney
Vice President and Treasurer
(Principal Financial and Accounting Officer)


/s/ James W. Male                                         September 26, 2000
--------------------------------------------
James W. Male
Chairman of the Board

/s/ Robert K. Healey                                      September 26, 2000
-------------------------------------------
Robert K. Healey
Director

/s/ Stanley T. Jaros                                      September 26, 2000
------------------------------------------
Stanley T. Jaros
Director

/s/ Creighton E. Miller                                   September 26, 2000
-----------------------------------------
Creighton E. Miller
Director

/s/ Stuart D. Neidus                                      September 26, 2000
-----------------------------------------
Stuart D. Neidus
Director

/s/ Robert F. Urban                                       September 26, 2000
----------------------------------------
Robert F. Urban
Director