Form 10-Q
period 2000-09-30
PVF CAPITAL CORP
filed 2000-11-13
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20552

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000.

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

YES    X         NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	4,744,153

(Class)	(Outstanding at October 27, 2000)

PVF CAPITAL CORP.

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	June 30,
	2000	2000

ASSETS

Cash and cash equivalents:
Cash and amounts due from depository institutions	$9,263,877	$3,806,575
Interest bearing deposits	834,176	815,280
Federal funds sold	50,000	1,050,000

Total cash and cash equivalents	10,148,053	5,671,855
Securities held to maturity, at cost	65,240,536	65,258,853
Loans receivable, net	528,463,321	513,669,748
Loans receivable held for sale, net	6,950,866	10,737,721
Mortgage-backed securities held to maturity, net	18,396,085	1,215,045
Office properties and equipment, net	2,372,841	1,857,344
Real estate owned, net	450,392	488,461
Investment in real estate	8,663,982	4,094,020
Investment required by law -stock in the Federal Home Loan Bank of Cincinnati	6,870,772	5,841,227
Prepaid expenses and other assets	4,269,161	4,151,852

Total Assets	$651,826,009	$612,986,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$503,841,013	$440,981,859
Advances from the Federal Home Loan Bank of Cincinnati	84,956,476	114,973,840
Notes payable	6,620,000	1,000,000
Advances from borrowers for taxes and insurance	3,781,792	6,175,119
Accrued expenses and other liabilities	8,456,799	6,955,245

Total Liabilities	607,656,080	570,086,063

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 4,839,951 and 4,832,918 shares issued, respectively	48,400	48,329
Additional paid-in-capital	24,798,301	24,780,978
Retained earnings-substantially restricted	20,320,334	19,043,934
Treasury Stock, at cost 95,798 and 93,063 shares, respectively	(997,106)	(973,178)

Total Stockholders’ Equity	44,169,929	42,900,063

Total Liabilities and Stockholders’ Equity	$651,826,009	$612,986,126

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,

	2000	1999

Interest income
Loans	$11,838,474	$8,568,436
Mortgage-backed securities	38,790	26,359
Cash and investment securities	1,324,843	517,459

Total interest income	13,202,107	9,112,254

Interest expense
Deposits	6,357,663	3,868,624
Borrowings	2,007,016	1,031,043

Total interest expense	8,364,679	4,899,667

Net interest income	4,837,428	4,212,587
Provision for loan losses	0	350,000

Net interest income after provision for loan losses	4,837,428	3,862,587

Noninterest income, net
Service and other fees	105,240	138,957
Mortgage banking activities, net	192,568	104,337
Insurance proceeds	0	692,143
Other, net	143,392	80,252

Total noninterest income, net	441,200	1,015,689

Noninterest expense
Compensation and benefits	1,558,821	1,381,120
Office, occupancy, and equipment	564,497	469,675
Other	718,165	700,077

Total noninterest expense	2,841,483	2,550,872

Income before federal income tax provision	2,437,145	2,327,404

Federal income tax provision	808,609	775,417

Net income	$1,628,536	$1,551,987

Basic earnings per share	$0.34	$0.32

Diluted earnings per share	$0.33	$0.31

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,

	2000	1999

Operating Activities
Net Income	$1,628,536	$1,551,987
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Accretion of discount on marketable securities	(2,422)	(2,188)
Depreciation and amortization	149,939	148,974
Provision for losses on loans	0	350,000
Accretion of unearned discount and deferred loan origination fees, net	(304,444)	(308,016)
Gain (loss)on loans receivable held for sale, net	(68,675)	755
Federal Home Loan Bank stock dividends	(122,245)	(69,342)
Change in accrued interest on investments, loans, and borrowings, net	(80,659)	(64,591)
Origination of loans receivable held for sale, net	(6,898,862)	(13,717,489)
Sale of loans receivable held for sale, net	10,754,392	10,504,679
Change in other, net	(1,091,862)	(1,153,965)

Net cash provided by (used in) operating activities	3,963,698	(2,759,196)

Investing Activities
Loan and mortgage-backed securities repayments and originations, net	(30,529,187)	(16,773,072)
Disposals of real estate owned	38,069	123,766
Mortgage-backed securities purchased, net	(977,543)	0
Securities maturities	20,739	19,486
Federal Home Loan Bank stock purchases	(907,300)	(287,800)
Additions to office properties and equipment, net	(665,436)	(86,155)
Change in real estate held for investment	(4,569,962)	0

Net cash used in investing activities	(37,590,620)	(17,003,775)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	(2,611,583)	2,092,874
Net increase in time deposits	65,470,737	571,361
Net increase (decrease) in Federal Home Loan Bank advances	(30,017,364)	14,983,653
Net increase in notes payable	5,620,000	0
Purchase of treasury stock	(23,928)	0
Proceeds from exercise of stock options	13,425	0
Cash dividend paid	(348,167)	(321,375)

Net cash provided by financing activities	38,103,120	17,326,513

Net increase (decrease) in cash and cash equivalents	4,476,198	(2,436,458)

Cash and cash equivalents at beginning of period	5,671,855	10,089,332

Cash and cash equivalents at end of period	$10,148,053	$7,652,874

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$8,319,968	$4,801,843
Cash payments of income taxes	$275,000	$0

Supplemental noncash investing activity:
Securitization of mortgage loans to mortgage-backed securities, held to maturity	$16,335,623	$0

See accompanying notes to consolidated financial statements

Part I Financial Information

Item 1

PVF CAPITAL CORP.

Notes to Consolidated Financial Statements

September 30, 2000 and 1999

(Unaudited)

1.  The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2000 consolidated statement of financial condition which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2001. PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2. Recently Issued Accounting Standards

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued in June 1998 and amended by SFAS No. 137 which deferred the effective date to fiscal years beginning after June 15, 2000. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. This statement requires entities to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the use of the derivative and the type of risk being hedged. In June 2000, SFAS No. 133 was also amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which adds further guidance to the accounting for derivative instruments and hedging activities. Management determined that the adoption of SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138 would not have a material impact on the Bank’s consolidated financial statements.

Part I Financial Information

Item 1

      3.  The following table discloses earnings per share for the three months ended September 30, 2000 and September 30, 1999.

	Three months ended September 30,

	2000			1999

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$1,628,536	4,740,837	$0.34	$1,551,987	4,822,666	$0.32

Effect of Stock Options		166,086	0.01		187,164	0.01

Diluted EPS
Income available to common stockholders	$1,628,536	4,906,923	$0.33	$1,551,987	5,009,830	$0.31

Part I Financial Information

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 2000 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation, a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., a wholly-owned and currently inactive subsidiary.

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

FINANCIAL CONDITION

Consolidated assets of PVF were $651.8 million as of September 30, 2000, an increase of approximately $38.8 million or 6.3% as compared to June 30, 2000. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 6.62%, 6.62% and 10.03% respectively at September 30, 2000.

During the three months ended September 30, 2000, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $4.5 million or 78.9% as compared to June 30, 2000. The change in the Company’s cash and cash equivalents consisted of an increase in cash and interest-

Part I Financial Information

Item 2

FINANCIAL CONDITION continued

bearing deposits of $5.5 million and a decrease in federal funds sold of $1.0 million. The net $28.2 million, or 5.4%, increase in loans receivable and mortgage-backed securities during the three months ended September 30, 2000, resulted from an increase in loans receivable of $11.0 million and an increase in mortgage-backed securities of $17.2 million. The increase of $11.0 million in loans receivable included increases of $2.6 million in single-family loans, $6.6 million in construction loans, $1.3 million in home equity loans, and $4.9 million in commercial real estate loans, and decreases of $2.8 million in land loans and $1.6 million in multi-family loans. The increase in mortgage-backed securities resulted from the Banks decision to securitize $16.4 million in single-family loans and purchase a $1.0 million mortgage-backed security less payments received of $0.2 million. The growth of the loan portfolio was as anticipated and resulted in no material change to the composition of the portfolio.

Investment in real estate increased by $4.6 million due to the purchase by Mid Pines Land Co., a subsidiary of PVF Capital Corp., of a leased office building in Solon, Ohio and the construction of mini-storage units at the strip center in Berea, Ohio. Investment in stock with the Federal Home Loan Bank of Cincinnati increased by $1,029,500, or 17.6%, due to the purchase of $907,300 in additional stock and stock dividends paid.

During the three months ended September 30, 2000, the opening of a new branch office in Solon, Ohio and the relocation of the North Moreland branch office to Shaker Towne Centre along with management’s decision to compete aggressively for market deposits to build the deposit base of the new Solon and Shaker Towne Centre branch offices and to repay advances from the Federal Home Loan Bank of Cincinnati, resulted in an increase of $62.9 million, or 14.3%, in deposits and a decrease of $30.0 million, or 26.1%, in advances. The increase in notes payable of $5.6 million was used primarily to purchase the Solon office building and for other miscellaneous business expenses. The decrease from borrowers for taxes and insurance of $2.4 million, or 39.0%, is due to timing differences between the collection and payment of escrow funds. The increase in accrued expenses and other liabilities of $1.5 million, or 21.6%, is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

The increase in deposits of $62.9 million, and notes payable of $5.6 million, and an increase in retained earnings of $1.3 million were used to repay Federal Home Loan Bank advances of $30.0 million, purchase and improve real estate in the amount of $4.6 million, purchase $1.0 million in stock of Federal Home Loan Bank of Cincinnati, fund the net increase in loans receivable and mortgage-backed securities of $28.2 million, fund the increase in cash and cash equivalents of $4.5 million and the reduction in advances from borrowers for taxes and insurance of $2.4 million.

Part I Financial Information

Item 2

RESULTS OF OPERATIONS	Three months ended September 30, 2000 Compared to the three months ended September 30, 1999.

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

The Company’s net income for the three months ended September 30, 2000 was $1,629,000. This represents a $76,500, or 4.9%, increase when compared with the prior year comparable period.

Net interest income for the three months ended September 30, 2000 increased by $624,800, or 14.8%, as compared to the prior year comparable period, due to an increase of $4,089,800, or 44.9%, in interest income that resulted from an increase of $134.7 million in the average balance of the loan and mortgage-backed securities portfolios and an increase in the average balance of the investment portfolio of $40.7 million. In addition, return on interest-earning assets increased by 30 basis points from the prior year comparable period. The average balance on deposits increased by $125.5 million and the average balance on advances increased by $43.0 million from the prior year comparable period. In addition, the average cost of funds on interest-bearing liabilities increased by 96 basis points in the current period, attributable primarily to a premium rate paid on new deposits at the new branch offices, resulted in an overall increase in interest expense of $3,465,000, or 70.7%. The Company’s net interest income increased despite a decrease of 66 basis points in the Company’s interest-rate spread during the current period as compared to the prior year comparable period due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended September 30, 2000 no provision for loan losses was recorded, while a $350,000 provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss

Part I Financial Information

Item 2

RESULTS OF OPERATIONS continued

allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended September 30, 2000, the company experienced decreases in the level of impaired loans and classified assets of $0.6 million and $1.0 million, respectively. Despite growth in the loan portfolio of $11.0 million, it was not necessary to record a provision for loan losses due to decreases in the levels of impaired loans and classified assets in the period. During the three months ended September 30, 1999, the Company experienced increases in the level of impaired loans and classified assets of $1.3 million and $1.2 million, respectively. Due to the increase in impaired loans and classified assets as well as growth in the loan portfolio of $20.4 million, management determined it was necessary and prudent to record a provision for loan losses of $350,000 in the prior period. At September 30, 2000, the allowance for loan losses was $3.3 million, which represented 78.1% of nonperforming loans and 0.6% of net loans.

For the three months ended September 30, 2000, noninterest income decreased by $574,500, or 56.6%, from the prior year comparable period. The decrease was primarily the result of a decrease of $692,100 in income recognized on insurance proceeds, which resulted from the receipt of an insurance payment of $692,100 for costs previously incurred relating to the settlement of a lawsuit and the associated legal expenses by PVF Holdings, Inc., a wholly owned subsidiary of PVF Capital Corp. In addition, other noninterest income, net increased by $63,100, or 78.7%, in the current period primarily due to gains recognized on the disposal of real estate owned properties. Service and other fees decreased by $33,700, or 24.3%, from the prior year comparable period, primarily due to net decreases in NOW account fee income. An increase of $88,200, or 84.6%, in income from mortgage-banking activities resulted primarily from an increase in profit on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC

Part I Financial Information

Item 2

RESULTS OF OPERATIONS continued

or the FNMA, while retaining the servicing. Noninterest expense for the three months ended September 30, 2000 increased by $290,600, or 11.4%, from the prior year comparable period. This was primarily the result of a $177,700, or 12.9%, increase in compensation and benefits attributable to increased staffing, employee 401(k) benefits, incentive bonuses paid, and salary and wage adjustments. In addition, office, occupancy and equipment increased by $94,800, or 20.2%, due to increases in office rent and additional expenses incurred due to the cost of the lease on our new corporate headquarters and the opening of a new branch office.

The federal income tax provision for the three month-period ended September 30, 2000 decreased to an effective rate of 33.2% for the current period from an effective rate of 33.3% for the prior year comparable period.

YEAR 2000

Park View Federal did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact on its ongoing business as a result of the “Year 2000 issue.” However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap-year related problems may occur with billing, payroll, or financial closings at month, quarterly, or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers are adversely affected by Year 2000 or similar issues. The Company currently is not aware of any significant year 2000 or similar problems that have arisen for its customers.

The cost to the Company to become Year 2000 compliant did not have a material impact on the Company’s net income for any year. These efforts included replacing some outdated, non-compliant hardware and non-compliant software, as well as identifying and remediating Year 2000 problems.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by federal regulations to maintain specific levels of “liquid” assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 4% of the sum of net withdrawable savings and borrowings due within one year. The Bank’s liquidity at

Part I Financial Information

Item 2

RESULTS OF OPERATIONS continued

September 30, 2000 was 11.6%. Management believes the Bank has sufficient liquidity to meet its operational needs.

Part I Financial Information

Item 3

Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to the Company’s interest rate risk position or any changes to how the Company manages its Asset/ Liability position since June 30, 2000.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings. N/ A

(a) Information pertaining to lawsuits is set forth in Item 3 of Form 10-K for the Year ended June 30, 2000.

Item 2.	Changes in Securities and Use of Proceeds. N/ A

Item 3.	Defaults Upon Senior Securities. N/ A

Item 4.	Submission of Matters to a Vote of Security Holders. N/ A

Item 5.	Other Information. N/ A

Item 6.	Exhibits and Reports on Form 8-K. N/ A

(a)	The following exhibits to this Quarterly Report on Form 10-Q are filed herewith:

(b)	PVF did not file any reports on Form 8-K during the quarter ended September 30, 2000.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.

(Registrant)

Date:	November 10, 2000	/s/ C. Keith Swaney

C. Keith Swaney
President and Treasurer