Form 10-Q
period 2000-12-31
PVF CAPITAL CORP
filed 2001-02-09
CIK 928592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20552

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

YES    X        NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	4,841,400

(Class)	(Outstanding at January 31, 2001)

PVF CAPITAL CORP.

Part I Financial Information

Item 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31,	June 30,
ASSETS	2000	2000

Cash and cash equivalents:

Cash and amounts due from depository institutions	$5,467,900	$3,806,575

Interest bearing deposits	1,087,049	815,280

Federal funds sold	2,050,000	1,050,000

Total cash and cash equivalents	8,604,949	5,671,855

Securities held to maturity, at cost	60,221,893	65,258,853

Loans receivable, net	547,346,587	513,669,748

Loans receivable held for sale, net	1,933,649	10,737,721

Mortgage-backed securities held to maturity, net	21,959,165	1,215,045

Office properties and equipment, net	3,288,690	1,857,344

Real estate owned, net	448,867	488,461

Investment in real estate	4,761,714	4,094,020

Investment required by law - stock in the Federal Home Loan Bank of Cincinnati	6,991,586	5,841,227

Prepaid expenses and other assets	4,074,221	4,151,852

Total Assets	$659,631,321	$612,986,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits	$492,504,314	$440,981,859

Advances from the Federal Home Loan Bank of Cincinnati	103,938,848	114,973,840

Notes payable	3,800,000	1,000,000

Advances from borrowers for taxes and insurance	6,398,676	6,175,119

Accrued expenses and other liabilities	7,618,240	6,955,245

Total Liabilities	614,260,078	570,086,063

Stockholders’ Equity

Serial preferred stock, none issued	—	—

Common stock, $0.01 par value, 15,000,000 shares authorized; 4,840,200 and 4,832,918 shares issued, respectively	48,402	48,329

Additional paid-in-capital	24,798,299	24,780,978

Retained earnings-substantially restricted	21,617,457	19,043,934

Treasury Stock, at cost 105,797 and 93,063 shares, respectively	(1,092,915)	(973,178)

Total Stockholders’ Equity	45,371,243	42,900,063

Total Liabilities and Stockholders’ Equity	$659,631,321	$612,986,126

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Interest income

Loans	$12,115,482	$9,208,043	$23,953,956	$17,776,479

Mortgage-backed securities	439,267	22,851	478,057	49,210

Cash and investment securities	1,300,949	699,263	2,625,792	1,216,722

Total interest income	13,855,698	9,930,157	27,057,805	19,042,411

Interest expense

Deposits	7,271,308	4,354,848	13,628,971	8,223,472

Borrowings	1,659,707	1,081,769	3,666,723	2,112,812

Total interest expense	8,931,015	5,436,617	17,295,694	10,336,284

Net interest income	4,924,683	4,493,540	9,762,111	8,706,127

Provision for loan losses	0	100,000	0	450,000

Net interest income after provision for loan losses	4,924,683	4,393,540	9,762,111	8,256,127

Noninterest income, net

Service and other fees	115,089	113,745	220,329	252,702

Mortgage banking activities, net	135,187	199,253	327,755	303,590

Insurance proceeds	0	0	0	692,143

Other, net	338,016	344,029	481,408	424,281

Total noninterest income, net	588,292	657,027	1,029,492	1,672,716

Noninterest expense

Compensation and benefits	1,616,327	1,424,606	3,175,148	2,805,726

Office, occupancy, and equipment	676,755	507,295	1,241,252	976,970

Other	749,682	665,902	1,467,847	1,365,979

Total noninterest expense	3,042,764	2,597,803	5,884,247	5,148,675

Income before federal income tax provision	2,470,211	2,452,764	4,907,356	4,780,168

Federal income tax provision	829,707	818,472	1,638,316	1,593,889

Net income	$1,640,504	$1,634,292	$3,269,040	$3,186,279

Basic earnings per share	$0.35	$0.34	$0.69	$0.66

Diluted earnings per share	$0.34	$0.33	$0.67	$0.64

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,

	2000	1999

Operating Activities

Net income	$3,269,040	$3,186,279

Adjustments to reconcile net income to net cash provided by (used in) operating activities

Accretion of discount on marketable securities	(4,844)	(4,453)

Depreciation and amortization	317,940	300,915

Provision for losses on loans	0	450,000

Accretion of unearned discount and deferred loan origination fees, net	(586,756)	(558,315)

Gain on loans receivable held for sale, net	(71,218)	(81,251)

Gain on disposal of real estate owned, net	(51,128)	(7,882)

Federal Home Loan Bank stock dividends	(243,059)	(158,319)

Change in accrued interest on investments, loans, and borrowings, net	(646,928)	(351,128)

Origination of loans receivable held for sale, net	(19,368,167)	(20,073,228)

Sale of loans receivable held for sale, net	28,243,457	11,913,993

Change in other, net	877,791	1,118,864

Net cash provided by (used in) operating activities	11,736,128	(4,264,525)

Investing Activities

Loan and mortgage-backed securities repayments and originations, net	(52,174,903)	(44,765,442)

Disposals of real estate owned	142,286	125,799

Mortgage-backed securities purchased, net	(977,543)	0

Securities purchases	0	(19,995,313)

Securities maturities	5,041,803	39,277

Federal Home Loan Bank stock purchases	(907,300)	(964,400)

Additions to office properties and equipment, net	(1,749,286)	(92,688)

Change in real estate held for investment	(667,694)	(77,603)

Net cash used in investing activities	(51,292,637)	(65,730,370)

Financing activities

Net increase (decrease) in demand deposits, NOW, and passbook savings	1,865,416	3,828,401

Net increase in time deposits	49,657,039	65,500,569

Net increase (decrease) in Federal Home Loan Bank advances	(11,034,992)	3,967,057

Net increase in notes payable	2,800,000	0

Purchase of treasury stock	(119,737)	(532,727)

Proceeds from exercise of stock options	13,425	6,053

Cash dividend paid	(691,548)	(672,114)

Net cash provided by financing activities	42,489,603	72,097,239

Net increase in cash and cash equivalents	2,933,094	2,102,344

Cash and cash equivalents at beginning of period	5,671,855	10,089,332

Cash and cash equivalents at end of period	$8,604,949	$12,191,676

Supplemental disclosures of cash flow information:

Cash payments of interest expense	$17,300,459	$10,352,570

Cash payments of income taxes	$2,275,000	$1,680,000

Supplemental noncash investing activity:

Securitization of mortgage loans to mortgage-backed securities held to maturity	$19,857,995	$0

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

PVF CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000 and 1999
(Unaudited)

1. The accompanying condensed consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2000 consolidated statement of financial condition which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2001. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2. Recently Issued Accounting Standards

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued in June 1998 and amended by SFAS No. 137 which deferred the effective date to fiscal years beginning after June 15, 2000. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. This statement requires entities to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the use of the derivative and the type of risk being hedged. In June 2000, SFAS No. 133 was also amended by SFAS No. 138, “Accounting for Certain Derivative instruments and Certain Hedging Activities,” which adds further guidance to the accounting for derivative instruments and hedging activities. The Company adopted SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138 as of July 1, 2000. The adoption did not have a material impact on the Bank’s consolidated financial statements.

Part I Financial Information
Item 1

3. The following table discloses Earnings Per Share for the three and six months ended December 31, 2000 and December 31, 1999.

	Three months ended December 31,

	2000			1999

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS

Net Income	$1,640,504	4,741,903	$0.35	$1,634,292	4,801,741	$0.34

Effect of Stock Options		171,244	0.01		188,033	0.01

Diluted EPS

Net Income	$1,640,504	4,913,147	$0.34	$1,634,292	4,989,774	$0.33

	Six months ended December 31,

	2000			1999

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS

Net Income	$3,269,040	4,740,973	$0.69	$3,186,279	4,810,709	$0.66

Effect of Stock Options		168,756	0.02		190,129	0.02

Diluted EPS

Net Income	$3,269,040	4,909,729	$0.67	$3,186,279	5,000,838	$0.64

Part I Financial Information

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and six-month periods ended December 31, 2000 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., a wholly-owned and currently inactive subsidiary.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake and specifically disclaims any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Consolidated assets of PVF were $659.6 million as of December 31, 2000, an increase of approximately $46.6 million, or 7.6%, as compared to June 30, 2000. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 6.73%, 6.73%, and 10.18% respectively at December 31, 2000.

During the six months ended December 31, 2000, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $2.9 million, or 51.7%, as compared to June 30, 2000. The change in the Company’s cash and cash equivalents consisted of an increase in cash and interest-bearing deposits of $1.9 million and an increase in federal funds sold of $1.0 million.

Part I Financial Information
Item 2

FINANCIAL CONDITION continued

The net $45.6 million, or 8.7%, increase in loans receivable and mortgage-backed securities during the six months ended December 31, 2000, resulted from an increase in loans receivable of $24.9 million and an increase in mortgage-backed securities of $20.7 million. The increase of $24.9 million in loans receivable included increases of $12.6 million in one-to-four family construction loans, $11.2 million in land loans, $5.5 million in commercial real estate loans, $3.3 million in home equity line of credit loans, $2.7 million in commercial line of credit loans, $1.3 million in commercial construction real estate loans, $0.6 million in consumer loans, and $0.3 million in multifamily construction loans. These increases were partially offset by a decrease of $10.4 million in one-to-four family residential loans and $2.2 million in multifamily loans. The increase in mortgage-backed securities resulted from the Bank’s decision to securitize $19.9 million in single-family loans and purchase a $1.0 million mortgage-backed security less payments received of $0.2 million. The growth of the loan portfolio resulted in no material change to the composition of the portfolio.

Securities decreased by $5.0 million, or 7.7%, as the result of a call exercised on one $5.0 million security. Investment in stock with the Federal Home Loan Bank of Cincinnati increased by $1,150,300, or 19.7%, due to the purchase of $907,300 in additional stock and stock dividends paid.

The increase of $1.4 million in office properties and equipment is the result of the purchase of a previously leased branch office, the purchase of office furniture for our new corporate headquarters in Solon, Ohio, and leasehold improvements at our corporate headquarters and new branch offices in Solon and Shaker Heights, Ohio. Investment in real estate increased by $668,000 due to the purchase by Mid Pines Land Co., a wholly-owned subsidiary of PVF Capital Corp., of 5 acres of land in Solon, Ohio, and investment in real estate development by PVF Service Corporation, a wholly-owned subsidiary of PVF Capital Corp.

During the six months ended December 31, 2000, the opening of one new branch office and the relocation of an existing branch office combined with management’s decision to build the deposit base at these offices resulted in the Bank competing aggressively with market savings rates to increase total deposits and to repay advances from the Federal Home Loan Bank of Cincinnati. This resulted in an increase of $51.5 million, or 11.7% in deposits and a decrease of $11.0 million, or 9.6%, in advances from the Federal Home Loan Bank of Cincinnati. The increase in notes payable of $2.8 million was used to purchase land in Solon, Ohio and for other general operating expenses. The increase in accrued expenses and other liabilities of $663,000, or 9.5%, is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for others.

The increase in deposits of $51.5 million, along with the proceeds from an agency security that was called of $5.0 million, and increases in notes payable of $2.8 million and retained earnings of $2.6 million were used to fund the net increase in loans receivable and mortgage-backed

Part I Financial Information
Item 2

FINANCIAL CONDITION continued

securities of $45.6 million, repay Federal Home Loan Bank advances of $11.0 million, fund the increase in cash and cash equivalents of $2.9 million, and fund the increases in office properties and equipment of $1.4 million and investment in real estate of $0.7 million.

RESULTS OF OPERATIONS	Three months ended December 31, 2000, compared to three months ended December 31, 1999.

PVF’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF’s net income is also affected by the generation of non-interest income, which consists primarily of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company’s net income for the three months ended December 31, 2000 was $1,640,500 as compared to $1,634,300 for the prior year comparable period. This represents an increase of $6,200, or 0.4%, when compared with the prior year comparable period.

Net interest income for the three months ended December 31, 2000 increased by $431,100, or 9.6%, as compared to the prior year comparable period, primarily due to an increase of $3,925,500, or 39.5%, in interest income that resulted primarily from an increase of $162.5 million in the average balance of interest-earning assets. In addition, return on interest-earning assets increased by 33 basis points from the prior year comparable period. The average balance on deposits increased by $135.5 million and the average balance on advances increased by $18.7 million from the prior year comparable period. The average cost of funds on interest-bearing liabilities increased by 99 basis points in the current period, attributable primarily to a premium rate paid on new deposits at our new branch offices, resulting in an overall increase in interest expense of $3,494,400, or 64.3%. The Company’s net interest income increased, despite a decrease of 66 basis points in the Company’s interest-rate spread during the current period as compared to the prior year comparable period, due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

For the three months ended December 31, 2000, no provision for loan losses was recorded, while a $100,000 provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended December 31, 2000, the Company experienced a decrease in the level of impaired loans of $696,000 and a decrease of $53,000 in classified assets. Despite an increase in the loan portfolio of $13.9 million, management determined it was not necessary to record a provision for loan losses in the current period due to decreases in both impaired loans and classified assets. For the three months ended December 31, 1999, the Company experienced an increase in the level of impaired loans of $228,000 and a decrease of $126,000 in classified assets. Despite a decrease in classified assets, growth in the loan portfolio of $33.5 million along with an increase in the level of impaired loans made it necessary to record a provision for loan losses of $100,000 for loan losses in the prior period. At December 31, 2000, the allowance for loan losses was $3.3 million, which represented 93.0% of non-performing loans and 0.6% of net loans.

For the three months ended December 31, 2000, non-interest income decreased $68,700, or 10.5%, from the prior year comparable period. This resulted primarily from a decrease of $64,000 from mortgage banking activities that resulted from a decrease in gain on loan sales of $100,800 which was partially offset by an increase in servicing income in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

Non-interest expense for the three months ended December 31, 2000 increased by $445,000, or 17.1%, from the prior year comparable period. This was primarily the result of a $191,700, or 13.5%, increase in compensation and benefits primarily attributable to increased staffing along with employee 401(k) benefits, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased by

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

$169,500, or 33.4%, due to increases in office rent and additional lease payments attributable to our new corporate headquarters, along with the opening of a new branch office and the relocation of an existing branch office. Other non-interest expense increased by $83,800, or 12.6%, primarily attributable to moving expenses incurred in the relocation to our new corporate headquarters.

The federal income tax provision for the three-month period ended December 31, 2000 increased to an effective rate of 33.6% for the current period from an effective rate of 33.4% for the prior year comparable period.

RESULTS OF OPERATIONS	Six months ended December 31, 2000, compared to six months ended December 31, 1999.

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

The Company’s net income for the six months ended December 31, 2000 was $3,269,000 as compared to $3,186,300 for the prior year comparable period. This represents an increase of $82,700, or 2.6%, when compared with the prior year comparable period.

Net interest income for the six months ended December 31, 2000 increased by $1,056,000, or 12.1%, primarily due to an increase of $8,015,400, or 42.1%, in interest income that resulted primarily from an increase of $169.0 million in the average balance of interest-earning assets. In addition, return on interest-earning assets increased by 32 basis points from the prior year comparable period. The average balance on deposits increased by $130.5 million and the average balance on advances increased by $30.9 million from the prior year comparable period. The average cost of funds on interest-bearing liabilities increased by 97 basis points in the current period, attributable primarily to a premium rate paid on new deposits at our new branch offices, resulting in an overall increase in interest expense of $6,959,400, or 67.3%. The

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

Company’s net interest income increased despite a decrease of 65 basis points in the Company’s interest-rate spread during the current period as compared to the prior year comparable period, due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the six months ended December 31, 2000, no provision for loan losses was recorded, while a $450,000 provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the six months ended December 31, 2000, the Company experienced a decrease in the level of impaired loans of $1,277,000 and a decrease of $1,054,000 in classified assets. Despite an increase in the loan portfolio of $24.9 million, management determined it was not necessary to record a provision for loan losses in the current period due to decreases in both impaired loans and classified assets. For the six months ended December 31, 1999, the Company experienced an increase in the level of impaired loans of $1.5 million and an increase of $1.1 million in classified assets. Due to the increase in the level of impaired loans and classified assets, as well as growth in the loan portfolio of $54.0 million, management determined it was necessary and prudent to record a provision for loan losses of $450,000 in the prior period. At December 31, 2000, the allowance for loan losses was $3.3 million, which represented 93.0% of non-performing loans and 0.6% of net loans.

For the six months ended December 31, 2000, non-interest income decreased $643,200, or 38.5%, from the prior year comparable period. This was primarily the result of the receipt of an insurance payment of $692,100 in the prior year comparable period for legal costs previously incurred relating to the settlement of a lawsuit by PVF Holdings, Inc., a wholly-owned subsidiary of PVF Capital Corp. Service and other fees decreased by $32,400, or 12.8%, from the prior year comparable period, primarily the result of decreases in NOW account fee income. Other non-interest income, net, increased by $57,100, or 13.5%, in the current period primarily the result of gains recognized on the disposal of real estate owned properties. An increase of $24,200, or 8.0%, in income from mortgage banking activities resulted primarily from increased servicing

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

income in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Other non-interest income, net increased by $57,100, or 13.5%, primarily as a result of increased rental income in the current period.

Non-interest expense for the six months ended December 31, 2000 increased by $735,600, or 14.3%, from the prior year comparable period. This was primarily the result of a $369,400, or 13.2%, increase in compensation and benefits primarily attributable to increased staffing along with employee 401(K) benefits, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased by $264,300, or 27.0%, due to increases in office rent and additional lease payments attributable to our new corporate headquarters, along with the opening of a new branch office and the relocation of an existing branch office. Other non-interest expense increased by $101,900, or 7.5%, primarily attributable to moving expenses incurred in the relocation to our new corporate headquarters.

The federal income tax provision for the six-month period ended December 31, 2000 increased to an effective rate of 33.4% for the current period from an effective rate of 33.3% for the prior year comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by federal regulations to maintain specific levels of “liquid” assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 4% of the sum of net withdrawable savings and borrowings due within one year. The Bank’s liquidity at December 31, 2000 was 9.7%. Management believes the Bank has sufficient liquidity to meet its operational needs.

Part I Financial Information
Item 2

ANNUAL MEETING VOTING RESULTS

The Company’s Annual Meeting of Stockholders was held on October 16, 2000. A total of 3,938,659 shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.

Stockholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:

	Votes in Favor
Nominee	of election	Votes Against

Robert F. Urban	3,904,683	33,976

Robert K. Healey	3,904,683	33,976

Stuart D. Neidus	3,907,001	31,658

C. Keith Swaney	3,817,098	121,561

There were 898,824 non-votes on the matter.

Proposal to approve a year 2000 Incentive Stock Option Plan.

Votes For	Votes Against	Abstain	Not Voting

2,654,192	283,896	18,773	981,798

Proposal to ratify the appointment of KPMG LLP as independent certified public accountants of the Company for the fiscal year ending June 30, 2001.

Votes For	Votes Against	Abstain	Not Voting

3,934,477	2,047	2,135	-0-

There were no broker non-votes for the annual meeting.

Part I Financial Information

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the Company’s interest rate risk position or any changes to how the Company manages its Asset/Liability position since June 30, 2000.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a) PVF did not file any reports on Form 8-K during the three-month period ended December 31, 2000.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.
(Registrant)

Date: February 9, 2001	/s/ C. Keith Swaney

C. Keith Swaney President and Treasurer