Form 10-Q
period 2001-03-31
PVF CAPITAL CORP
filed 2001-05-09
CIK 928592

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20552

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001.

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ______________

Commission File Number 0-24948

PVF Capital Corp.

( Exact name of registrant as specified in its charter)

United States	34-1659805

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25350 Rockside Road, Bedford Heights, Ohio	44146

(Address of principal executive offices)	(Zip Code)

(440) 248-7171

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

YES    X       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	4,745,203

(Class)	(Outstanding at April 30, 2001)

PVF CAPITAL CORP.

PART I FINANCIAL INFORMATION

ITEM 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	June 30,
	2001	2000

ASSETS

Cash and cash equivalents:

Cash and amounts due from depository institutions	$4,109,667	$3,806,575

Interest bearing deposits	547,349	815,280

Federal funds sold	4,050,000	1,050,000

Total cash and cash equivalents	8,707,016	5,671,855

Securities held to maturity, at cost	65,125,193	65,258,853

Loans receivable, net	559,093,535	513,669,748

Loans receivable held for sale, net	6,092,814	10,737,721

Mortgage-backed securities held to maturity, net	21,209,922	1,215,045

Office properties and equipment, net	3,566,051	1,857,344

Real estate owned, net	448,867	488,461

Investment in real estate	5,089,446	4,094,020

Investment required by law - stock in the Federal Home Loan Bank of Cincinnati	7,125,341	5,841,227

Prepaid expenses and other assets	3,646,287	4,151,852

Total Assets	$680,104,472	$612,986,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits	$480,411,630	$440,981,859

Advances from the Federal Home Loan Bank of Cincinnati	135,920,951	114,973,840

Notes payable	4,250,000	1,000,000

Advances from borrowers for taxes and insurance	3,083,241	6,175,119

Accrued expenses and other liabilities	9,881,611	6,955,245

Total Liabilities	633,547,433	570,086,063

Stockholders’ Equity

Serial preferred stock, none issued	—	—

Common stock, $0.01 par value, 15,000,000 shares authorized; 4,851,000 and 4,832,918 shares issued, respectively	48,510	48,329

Additional paid-in-capital	24,818,171	24,780,978

Retained earnings-substantially restricted	22,783,273	19,043,934

Treasury Stock, at cost 105,797 and 93,063 shares, respectively	(1,092,915)	(973,178)

Total Stockholders’ Equity	46,557,039	42,900,063

Total Liabilities and Stockholders’ Equity	$680,104,472	$612,986,126

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000
Interest income

Loans	$12,103,826	$9,720,562	$36,057,782	$27,497,041

Mortgage-backed securities	379,179	20,557	857,236	69,767

Cash and investment securities	782,550	1,098,622	3,408,342	2,315,344

Total interest income	13,265,555	10,839,741	40,323,360	29,882,152

Interest expense

Deposits	6,879,762	5,371,032	20,508,733	13,594,504

Borrowings	1,375,631	1,050,130	5,042,354	3,162,942

Total interest expense	8,255,393	6,421,162	25,551,087	16,757,446

Net interest income	5,010,162	4,418,579	14,772,273	13,124,706

Provision for loan losses	75,000	0	75,000	450,000

Net interest income after provision for loan losses	4,935,162	4,418,579	14,697,273	12,674,706

Noninterest income, net

Service and other fees	138,091	94,582	358,420	347,284

Mortgage banking activities, net	276,973	102,295	604,728	405,885

Insurance proceeds	0	40,100	0	732,243

Other, net	151,033	90,503	632,441	514,784

Total noninterest income, net	566,097	327,480	1,595,589	2,000,196

Noninterest expense

Compensation and benefits	1,720,684	1,363,897	4,895,832	4,169,623

Office, occupancy, and equipment	738,853	512,655	1,980,105	1,489,625

Other	762,138	754,035	2,229,985	2,120,014

Total noninterest expense	3,221,675	2,630,587	9,105,922	7,779,262

Income before federal income tax provision	2,279,584	2,115,472	7,186,940	6,895,640

Federal income tax provision	770,502	702,417	2,408,818	2,296,306

Net income	$1,509,082	$1,413,055	$4,778,122	$4,599,334

Basic earnings per share	$0.32	$0.30	$1.01	$0.96

Diluted earnings per share	$0.31	$0.29	$0.97	$0.92

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,

	2001	2000

Operating Activities

Net income	$4,778,122	$4,599,334

Adjustments to reconcile net income to net cash provided by (used in) operating activities

Accretion of discount on marketable securities	(10,702)	(6,875)

Depreciation and amortization	558,522	447,189

Provision for losses on loans	75,000	450,000

Accretion of unearned discount and deferred loan origination fees, net	(844,485)	(827,470)

(Gain) loss on loans receivable held for sale, net	(277,505)	4,326

Gain on disposal of real estate owned, net	(55,270)	(28,829)

Federal Home Loan Bank stock dividends	(376,814)	(237,047)

Change in accrued interest on investments, loans, and borrowings, net	(505,871)	(526,185)

Origination of loans receivable held for sale, net	(40,956,998)	(39,844,378)

Sale of loans receivable held for sale, net	45,879,410	29,307,022

Change in other, net	(66,642)	(2,166,492)

Net cash provided by (used in) operating activities	8,196,767	(8,829,405)

Investing Activities

Loan and mortgage-backed securities repayments and originations, net	(62,806,493)	(66,180,698)

Disposals of real estate owned	142,286	127,832

Mortgage-backed securities purchased, net	(977,543)	0

Securities purchases	(49,918,836)	(39,995,313)

Securities maturities	50,063,199	59,380

Federal Home Loan Bank stock purchases	(907,300)	(964,400)

Additions to office properties and equipment, net	(2,267,229)	(499,350)

Change in real estate held for investment	(995,426)	(227,099)

Net cash used in investing activities	(67,667,342)	(107,679,648)

Financing Activities

Net increase in demand deposits, NOW, and passbook savings	1,828,994	6,747,107

Net increase in time deposits	37,600,777	100,831,331

Net increase in Federal Home Loan Bank advances	20,947,111	8,950,208

Net increase in notes payable	3,250,000	0

Purchase of treasury stock	(119,737)	(823,398)

Proceeds from exercise of stock options	33,405	8,083

Cash dividend paid	(1,034,814)	(1,023,172)

Net cash provided by financing activities	62,505,736	114,690,159

Net increase (decrease) in cash and cash equivalents	3,035,161	(1,818,894)

Cash and cash equivalents at beginning of period	5,671,855	10,089,332

Cash and cash equivalents at end of period	$8,707,016	$8,270,438

Supplemental disclosures of cash flow information:

Cash payments of interest expense	$25,231,409	$16,802,909

Cash payments of income taxes	$3,250,000	$2,440,000

Supplemental noncash investing activity:

Securitization of mortgage loans to mortgage-backed securities held to maturity	$19,857,995	$0

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
(Unaudited)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2000 consolidated statement of financial condition which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2001. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2. Recently Issued Accounting Standards

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued in June, 1998 and amended by SFAS No. 137, “Deferral of Effective Date of FASB Statement No. 133,” which deferred the effective date to fiscal years beginning after June 15, 2000. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. This statement requires entities to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the use of the derivative and the type of risk being hedged. In June 2000, SFAS No. 133 was also amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which adds further guidance to the accounting for derivative instruments and hedging activities. The Company adopted SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138 as of July 1, 2000. The adoption did not have a material impact on the Bank’s consolidated financial statements.

Part I Financial Information
Item 1

3. The following table discloses Earnings Per Share for the three and nine months ended March 31, 2001 and March 31, 2000.

	Three months ended March 31,
	2001			2000

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS

Net Income	$1,509,082	4,737,703	$0.32	$1,413,055	4,762,812	$0.30

Effect of Stock Options		162,638	0.01		169,454	0.01

Diluted EPS

Net Income	$1,509,082	4,900,341	$0.31	$1,413,055	4,932,266	$0.29

	Nine months ended March 31,
	2001			2000

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS

Net Income	$4,778,122	4,740,322	$1.01	$4,599,334	4,794,777	$0.96

Effect of Stock Options		161,108	0.04		181,859	0.04

Diluted EPS

Net Income	$4,778,122	4,901,430	$0.97	$4,599,334	4,976,636	$0.92

Note — Shares represent average shares for the period adjusted for Treasury Stock.

Part I Financial Information
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and nine-month periods ended March 31, 2001 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., a wholly-owned and currently inactive subsidiary.

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

FINANCIAL CONDITION

Consolidated assets of PVF were $680.1 million as of March 31, 2001, an increase of approximately $67.1 million, or 10.9%, as compared to June 30, 2000. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 6.76%, 6.76% and 10.27%, respectively at March 31, 2001.

During the nine months ended March 31, 2001, the Company’s cash and

Part I Financial Information
Item 2

cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $3.0 million, or 53.5%, as compared to June 30, 2000. The change in the Company’s cash and cash equivalents consisted of a decrease in interest-bearing deposits of $0.3 million and an increase in federal funds sold and cash of $3.3 million.

The net $60.8 million, or 11.6%, increase in loans receivable and mortgage-backed securities during the nine months ended March 31, 2001, resulted from an increase in loans receivable of $40.8 million and an increase in mortgage-backed securities of $20.0 million. The increase of $40.8 million in loans receivable included increases of $13.6 million in land loans, $10.1 million in construction loans (primarily single-family construction loans), $8.3 million in commercial real-estate loans, $3.9 million in home equity loans, $2.3 million in single-family mortgage loans, $1.2 million in commercial equity line of credit loans, $1.2 million in consumer loans, and $0.2 million in multi-family loans. The increase in mortgage-backed securities resulted from the Bank’s decision to securitize $19.9 million in single-family loans and purchase a $1.0 million mortgage-backed security less payments received of $0.9 million. The growth of the loan portfolio resulted in no material change to the composition of the portfolio.

Securities decreased by $0.1 million, or 0.2%. This resulted from the purchase of a $50.0 million agency security that was offset by calls exercised by the issuers on $50.0 million in agency securities and the scheduled maturity of $0.1 million in a municipal security. Investment in stock with the Federal Home Loan Bank of Cincinnati increased by $1.3 million, or 22.0%, due to the purchase of $907,300 in additional stock and stock dividends paid.

The increase of $1.7 million in office properties and equipment is the result of the purchase of a previously leased branch office, the purchase of office furniture for our new corporate headquarters in Solon, Ohio, and leasehold improvements at our corporate headquarters, and new branch offices in Solon and Shaker Heights, Ohio. Investment in real estate increased by $995,000 due to the purchase by Mid Pines Land Co., a wholly-owned subsidiary of PVF Capital Corp., of 5 acres of land, and investment in real estate development by PVF Service Corp., also a wholly owned subsidiary of PVF Capital Corp.

During the nine months ended March 31, 2001, the opening of one new branch office and the relocation of an existing branch office combined with management’s decision to build the deposit bases at these offices resulted in the Bank competing aggressively with market savings rates to increase total deposits by $39.4 million, or 8.9%. The increase of $20.9 million in advances from the Federal Home Loan Bank of Cincinnati was a result of management’s decision to take advantage of attractive short-term borrowing rates. The increase in notes payable of $3.2 million was used to fund the investment in real estate and for other general operating expenses.

Part I Financial Information
Item 2

The decrease in advances from borrowers for taxes and insurance of $3.1 million, or 50.1%, is due to timing differences between the collection and payment of escrow funds. The increase of $2.9 million, or 42.1%, in accrued expenses and other liabilities is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

The increase in deposits of $39.4 million, Federal Home Loan Bank advances of $20.9 million, and notes payable of $3.2 million along with net income of $4.8 million were used to fund the net increase in loans receivable and mortgage-backed securities of $60.8 million, to fund the increase in cash and cash equivalents of $3.0 million, to increase the investment in office properties and equipment by $1.7 million, to fund the increase in investments in real estate of $1.0 million, to pay cash dividends for the nine-month period of $1.0 million, and to purchase $0.9 million in stock from the Federal Home Loan Bank of Cincinnati.

RESULTS OF OPERATIONS	Three months ended March 31, 2001, compared to three months ended March 31, 2000.

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

The Company’s net income for the three months ended March 31, 2001 was $1,509,100 as compared to $1,413,100 for the prior year comparable period. This represents an increase of $96,000, or 6.8%, when compared with the prior year comparable period.

Net interest income for the three months ended March 31, 2001 increased by $591,600, or 13.4%, as compared to the prior year comparable period, due to an increase of $2,425,800, or 22.4%, in interest income that resulted from an increase of $91.1 million in the average balance of interest-earning assets and a 29 basis point

Part I Financial Information
Item 2

increase in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $84.1 million from the prior year comparable period. This increased balance, along with a 50 basis point increase in the average cost of funds for the current period, resulted in an overall increase in interest expense of $1,834,200, or 28.6%. The Company’s net interest income increased despite a decrease of 21 basis points in the Company’s interest-rate spread, during the current period as compared to the prior year comparable period, because of balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended March 31, 2001, a $75,000 provision for loan losses was recorded, while no provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended March 31, 2001, the Company experienced loan growth of $15.9 million, an increase in the level of impaired loans of $2.2 million, an increase of $1.0 million in classified assets and had no loans charged off. Due to increases in loans, impaired loans and classified assets, management determined it was necessary to record a provision for loan losses of $75,000 in the current period. At March 31, 2001, the allowance for loan losses was $3.4 million, which represented 58.9% of nonperforming loans and 0.60% of loans. For the three months ended March 31, 2000, the Company experienced loan growth of $23.8 million, an increase in the level of impaired loans of $1.6 million, an increase of $451,000 in classified assets and had no loans charged off. Despite the increase in loans, impaired loans and classified assets, it was not necessary to record a provision for loan losses in the prior quarter because the Bank made sufficient provisions in the first and second quarters of fiscal year 2000. At March 31, 2000, the allowance for loan losses was $3.0 million, which represented 44.9% of nonperforming loans and 0.64% of loans.

Part I Financial Information
Item 2

For the three months ended March 31, 2001, noninterest income increased $238,600, or 72.9%, from the prior year comparable period. This was primarily attributable to an increase of $174,700, or 170.8%, in income from mortgage banking activities that resulted from an increase in gain on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Service and other fees increased by $43,500, or 46.0%, from the prior year comparable period primarily due to increases in late charges collected on loans along with increases in NOW checking account fee income. During the three months ended March 31, 2000, the Company received an insurance payment of $40,100 for legal costs previously incurred relating to the settlement of a lawsuit by PVF Holdings, Inc., a wholly-owned subsidiary of PVF Capital Corp. Other non-interest income, net, increased by $60,500, or 66.9%, primarily due to increased rental income in the current period.

Noninterest expense for the three months ended March 31, 2001 increased by $591,100, or 22.5%, from the prior year comparable period. This was primarily the result of a $356,800, or 26.2%, increase in compensation and benefits primarily attributable to increased staffing along with employee 401(k) benefits, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased by $226,200, or 44.1% due to increases in office rent and additional lease payments attributable to the opening of our new corporate center along with the opening of a new branch office and the relocation of an existing branch office.

The federal income tax provision for the three-month period ended March 31, 2001 increased to an effective rate of 33.8% for the current period from an effective rate of 33.2% for the prior year comparable period.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS	Nine months ended March 31, 2001, compared to nine months ended March 31, 2000.

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

The Company’s net income for the nine months ended March 31, 2001 was $4,778,100 as compared to $4,599,300 for the prior year comparable period. This represents an increase of $178,800, or 3.9%, when compared with the prior year comparable period.

Net interest income for the nine months ended March 31, 2001 increased by $1,647,600, or 12.5%, primarily due to an increase of $10,441,200, or 34.9%, in interest income that resulted from an increase of $143.0 million in the average balance of interest-earning assets and a 31 basis point increase in the average return on interest-earning assets from the prior year comparable period. The average balance on deposits and advances increased by $135.6 million from the prior year comparable period. In addition, an 80 basis point increase in the average cost of funds for the current period resulted in an overall increase in interest expense of $8,793,600, or 52.5%. Despite a 49 basis point decrease in the Bank’s interest-rate spread during the current period, as compared to the prior year comparable period, the Bank’s net interest income increased due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the nine months ended March 31, 2001, a $75,000 provision for loan losses was recorded, while a $450,000 provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the

Part I Financial Information
Item 2

portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the nine months ended March 31, 2001, the Company experienced growth in the loan portfolio of $40.8 million, an increase in the level of impaired loans of $0.9 million, and had $215,000 in loans charged off. Due to the growth of the loan portfolio, an increase in the level of impaired loans, and loans charged off, management determined it was necessary to record a provision for loan losses of $75,000 in the current period. At March 31, 2001, the allowance for loan losses was $3.4 million, which represented 58.9% of nonperforming loans and 0.60% of loans. For the nine months ended March 31, 2000, the Company experienced growth in the loan portfolio of $77.7 million, an increase in the level of impaired loans of $3.1 million, an increase of $1.5 million in classified assets, and had $36,000 in loans charged off. Due to the growth of the loan portfolio, an increases in the level of impaired loans and classified assets, and loans charged off, management determined it was necessary to record a provision for loan losses of $450,000 in the prior period. At March 31, 2000, the allowance for loan losses was $3.0 million, which represented 44.9% of nonperforming loans and 0.64% of loans.

For the nine months ended March 31, 2001, noninterest income decreased $404,600, or 20.2%, from the prior year comparable period. This was primarily attributable to the Company’s receipt of an insurance payment of $732,200 for legal costs previously incurred relating to the settlement of a lawsuit by PVF Holdings, Inc., a wholly-owned subsidiary of PVF Capital Corp., in the prior year comparable period. An increase of $198,800, or 49.0%, in income from mortgage banking activities resulted from an increase in gain on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Other non-interest income, net, increased by $117,700, or 22.9%, primarily due to increased rental income in the current period.

Noninterest expense for the nine months ended March 31, 2001 increased by $1,326,700, or 17.0%, from the prior year comparable period. This resulted from a $726,200, or 17.4%, increase in compensation and benefits attributable to increased staffing, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment

Part I Financial Information
Item 2

increased by $490,500, or 32.9% due to increases in office rent and additional lease payments attributable to the opening of our new corporate center along with the opening of a new branch office and the relocation of an existing branch office.

The federal income tax provision for the nine-month period ended March 31, 2001 increased to an effective rate of 33.5% for the current period from an effective rate of 33.3% for the prior year comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by federal regulations to maintain specific levels of “liquid” assets consisting of cash and other eligible investments. The current level of liquidity required by the Office of Thrift Supervision is 4% of the sum of net withdrawable savings and borrowings due within one year. The Bank’s liquidity at March 31, 2001 was 7.6%. Management believes the Bank has sufficient liquidity to meet its operational needs.

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

PVF Capital Corp.

(Registrant)

Date: May 9, 2001	/s/ C. Keith Swaney

C. Keith Swaney
President and Treasurer