Form 10-K
period 2001-06-30
PVF CAPITAL CORP
filed 2001-09-27
CIK 928592

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                         COMMISSION FILE NUMBER 0-24948

                                PVF CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   OHIO                                     34-1659805
-----------------------------------------              ----------------------
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)

25350 ROCKSIDE ROAD, BEDFORD HTS., OHIO                        44146
-----------------------------------------              ----------------------
(Address of Principal Executive Offices)                     (Zip Code)

       Registrant's telephone number, including area code: (216) 991-9600
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                     ---------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's voting stock is listed on the NASDAQ SmallCap Market under the symbol "PVFC." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq SmallCap Market on September 7, 2001, was $48,588,828. For purposes of this calculation, it is assumed that directors, executive officers and 5% stockholders of the registrant are affiliates. As of September 7, 2001, the registrant had 5,213,172 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2001. (Parts II and IV)

2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS


GENERAL

         PVF Capital Corp. ("PVF" or the "Company") is the holding company for Park View Federal Savings Bank ("Park View Federal" or the "Bank"). PVF owns and operates Park View Federal Savings Bank, PVF Service Corporation ("PVFSC"), a real estate subsidiary, and Mid Pines Land Company ("MPLC"), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary, currently inactive, and two other subsidiaries chartered for future operation, but which are also currently inactive. Park View Federal is a federal stock savings bank operating through twelve offices located in Cleveland and surrounding communities. Park View Federal has operated continuously for 80 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF Capital Corp's main office is located at 30000 Aurora Road, Solon, Ohio 44139, and its telephone number is (440) 248-7171.

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

         The Bank derives its income principally from interest earned on loans and, to a lesser extent, loan servicing and other fees, gains on the sale of loans and mortgage-backed securities and interest earned on investments. The Bank's principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, Federal Home Loan Bank advances, repayments of outstanding loans, sales of loans and mortgage-backed securities and operating revenues. The business of PVF consists primarily of the business of the Bank.

         Park View Federal is subject to examination and comprehensive regulation by the Office of Thrift Supervision (the "OTS"), and the Bank's savings deposits are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank (the "FHLB") of Cincinnati, which is one of 12 regional banks in the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained and certain other matters.
See "-- Regulation of the Bank."

MARKET AREA

         The Bank conducts its business through twelve offices located in Cuyahoga, Summit, Medina, Lake and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. At June 30, 2001, over 98% of the Bank's net loan portfolio and over 98% of the Bank's deposits were in the Bank's market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, Medina and Summit Counties, where demographic growth has been stronger.

         The economy in the Cleveland area historically has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of service, financial and wholesale and retail trade industries.

LENDING ACTIVITIES

Loan Portfolio Composition

         The Company's net loan portfolio, including mortgage-backed securities, totaled $597.9 million at June 30, 2001, representing 81.2% of total assets at such date. It is the Company's policy to concentrate its lending in its market area.

        Set forth below is certain data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated. As of June 30, 2001, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                                 AT JUNE 30,
                                                  --------------------------------------------------------------------
                                                           2001                    2000                   1999
                                                  --------------------    --------------------    --------------------
                                                    AMOUNT     PERCENT     AMOUNT      PERCENT      AMOUNT     PERCENT
                                                  ---------    -------    ---------    -------    ---------    -------
                                                                           (DOLLARS IN THOUSANDS)
Real estate loans:
   Single-family residential (1) ..............   $ 213,525     35.71%    $ 208,183     39.61%    $ 141,308     35.41%
   Multi-family residential ...................      43,772      7.32        42,503      8.09        34,075      8.54
   Commercial .................................     125,769     21.03       115,226     21.92       105,427     26.42
   Home equity lines of credit ................      37,597      6.29        30,978      5.89        22,956      5.75
   Construction ...............................     135,544     22.67       128,310     24.41       101,032     25.32
   Land .......................................      58,833      9.84        41,583      7.91        42,003     10.53
Mortgage-backed securities held to maturity ...      17,900      2.99         1,214      0.23         1,733      0.43
Consumer loans:
   Property improvement .......................           0      0.00             1      0.00             6      0.00
   Passbook loans .............................         540      0.09           582      0.11           552      0.14
   Mobile home ................................          87      0.01           105      0.02           146      0.04
   Other ......................................      20,378      3.41        15,783      3.00         7,095      1.78
                                                  ---------    ------     ---------    ------     ---------    ------
                                                    653,945    109.37       584,468    111.20       456,333    114.36
                                                  ---------               ---------               ---------
Less:
   Accrued interest receivable ................       3,627      0.61         3,027      0.58         2,202      0.55
   Deferred loan fees .........................      (2,345)    (0.39)       (2,130)    (0.41)       (1,951)    (0.49)
   Unearned discount ..........................          (4)     0.00           (16)     0.00           (23)    (0.01)
   Undisbursed discount FHLMC MBS .............          11      0.00            (6)     0.00           (11)     0.00
   Unrealized loss FHLMC MBS ..................           0      0.00             0      0.00             0      0.00
   Undisbursed portion of loan proceeds .......     (53,795)    (9.00)      (56,288)   (10.71)      (54,864)   (13.75)
   Market valuation reserve ...................           0      0.00           (45)    (0.01)            0      0.00
   Allowance for loan losses ..................      (3,520)    (0.59)       (3,387)    (0.64)       (2,630)    (0.66)
                                                  ---------    ------     ---------               ---------
   Total other items ..........................     (56,026)    (9.37)      (58,845)   (11.20)      (57,277)   (14.36)
                                                  ---------    ------     ---------    ------     ---------    ------
     Total loans and mortgage-backed securities   $ 597,919    100.00%    $ 525,623    100.00%    $ 399,056    100.00%
                                                  =========    ======     =========    ======     =========    ======




                                                                        AT JUNE 30,
                                                       ---------------------------------------------
                                                                1998                  1997
                                                       --------------------   ----------------------
                                                        AMOUNT      PERCENT    AMOUNT       PERCENT
                                                       ---------    -------   ---------    ---------
                                                                   (DOLLARS IN THOUSANDS)
Real estate loans:
   Single-family residential (1) ..............       $ 142,233     38.07%    $ 128,908        37.62%
   Multi-family residential ...................          31,493      8.43        31,090         9.07
   Commercial .................................          94,588     25.32        84,940        24.79
   Home equity lines of credit ................          18,762      5.02        16,941         4.94
   Construction ...............................          96,063     25.71        82,611        24.11
   Land .......................................          30,462      8.15        32,045         9.35
Mortgage-backed securities held to maturity ...           2,949      0.79           505         0.15
Consumer loans:
   Property improvement .......................              20      0.01            34         0.01
   Passbook loans .............................             614      0.16           615         0.18
   Mobile home ................................             213      0.06           191         0.06
   Other ......................................           3,040       .81         2,756          .80
                                                      ---------    ------     ---------    ---------
                                                        420,427    112.53       380,636       111.08
                                                      ---------               ---------
Less:
   Accrued interest receivable ................           2,217      0.59         2,097         0.61
   Deferred loan fees .........................          (1,689)    (0.45)       (1,733)       (0.51)
   Unearned discount ..........................             (36)    (0.01)          (48)       (0.01)
   Undisbursed discount FHLMC MBS .............             (16)     0.00             0         0.00
   Unrealized loss FHLMC MBS ..................               0      0.00             0         0.00
   Undisbursed portion of loan proceeds .......         (44,622)   (11.94)      (35,653)      (10.41)
   Market valuation reserve ...................               0      0.00             0         0.00
   Allowance for loan losses ..................          (2,687)    (0.72)       (2,675)       (0.76)
                                                      ---------               ---------
   Total other items ..........................         (46,833)   (12.53)      (38,012)      (11.08)
                                                      ---------    ------     ---------    ---------
     Total loans and mortgage-backed securities       $ 373,594    100.00%    $ 342,624       100.00%
                                                      =========    ======     =========    =========



----------------

(1) Includes loans held for sale in the amounts of $6.2 million, $10.8 million, $1.7 million, $1.6 million and $0.7 million at June 30, 2001, 2000, 1999,
     1998 and 1997 respectively.

         The following table presents at June 30, 2001 the amounts of loan principal repayments scheduled to be received by the Company during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                                DUE DURING                  DUE ONE
                                                 THE YEAR                THROUGH FIVE             DUE FIVE YEARS
                                                  ENDING                  YEARS AFTER              OR MORE AFTER
                                                 JUNE 30,                  JUNE 30,                  JUNE 30,
                                                   2002                      2001                      2001
                                                   ----                      ----                      ----
                                                                         (IN THOUSANDS)

Real estate mortgage loans...................   $  211,965               $   224,032                $   56,277
Real estate construction loans...............       81,748                         0                         0
Consumer loans...............................        3,732                       608                     1,433
                                                ----------               -----------                ----------
    Total....................................   $  297,445               $   224,640                $   57,710
                                                ==========               ===========                ==========


         The following table apportions the dollar amount of the loans outstanding at June 30, 2001 that are due or repricing after June 30, 2002 between those with predetermined interest rates and those with adjustable interest rates.

                                                                         FLOATING OR
                                            PREDETERMINED RATES        ADJUSTABLE RATES                TOTAL
                                            -------------------        ----------------                -----
                                                                       (IN THOUSANDS)

Real estate mortgage loans (1)...............   $   53,134               $   227,175                $  280,309
Consumer loans...............................        2,041                         0                     2,041
                                                ----------               -----------                ----------
    Total....................................   $   55,175               $   227,175                $  282,350
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

         The Bank originates all fixed-rate, single-family mortgage loans in conformity with the Federal Home Loan Mortgage Corporation (the "FHLMC") and Federal National Mortgage Association (the "FNMA") guidelines so as to permit their being swapped with the FHLMC or the FNMA in exchange for mortgage-backed securities secured by such loans or their sale in the secondary market. All such loans are sold or swapped, as the case may be, with servicing retained, and are sold in furtherance of the Bank's goal of better matching the maturities and interest rate-sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells or converts into mortgage-backed securities, and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

         The following table shows total loan origination and sale activity during the periods indicated.

                                                                    YEAR ENDED JUNE 30,
                                                           -----------------------------------
                                                           2001         2000              1999
                                                           ----         ----              ----
                                                                         (IN THOUSANDS)
Loans originated:
  Real estate:
    Residential and commercial (1)....................   $ 156,913      $  123,663      $  130,515
    Construction (1)..................................     130,227         134,681         104,911
    Land..............................................      38,448          22,587          28,814
Savings Deposit.......................................         735             585             209
Other.................................................       1,458           1,371           1,202
                                                         ---------      ----------      ----------
       Total loans originated.........................   $ 327,781      $  282,887      $  265,651
                                                         =========      ==========      ==========

Loans refinanced......................................   $  22,952      $    6,457      $   13,699
Loans and mortgage-backed securities sold.............   $ 106,048      $   37,826      $  107,978
                                                         =========      ==========      ==========

-------------------
(1)  Includes single-family and multi-family residential and commercial loans.

Loan Underwriting Policies

         The Bank's lending activities are subject to the Bank's written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are generally performed by an internal staff appraiser and by independent outside appraisers approved by the Bank's Board of Directors. The Bank's Loan Underwriter has authority to approve all fixed-rate single-family residential mortgage loans which meet FHLMC and FNMA underwriting guidelines and those adjustable-rate single-family residential mortgage loans which meet the Bank's underwriting standards and are in amounts of less than $400,000. The Board of Directors has established a Loan Committee comprised of the Chairman of the Board, President, Senior Vice President, other management and an outside director of the Bank. This committee reviews all loans approved by the underwriter and has the authority to approve adjustable-rate single-family residential loans up to $750,000 and construction and commercial real estate loans up to $500,000. All loans in excess of the above amounts must be approved by the Board of Directors. All loans secured by savings deposits can be approved by lending officers based in the Bank's branch offices.

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

         Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes and, in the case of fixed-rate single-family residential loans, rates established by the FHLMC and the FNMA. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

         Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family residential real estate loans in its market area. The Bank currently originates fixed-rate, residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that adjust after five or seven years to a rate which is 0.5% above the FHLMC 60 day delivery rate, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 2001, $213.5 million, or 35.7%, of the Bank's net loan and mortgage-backed securities portfolio consisted of single-family, conventional mortgage loans, of which approximately $178.7 million, or 83.7%, carried adjustable interest rates. Included in this amount are $10.9 million in second mortgage loans. Such loans are for terms of up to fifteen years and adjust annually to a rate which is 3.75% above the treasury rate. Any such loans having fixed rates are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.

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

         Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank's multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three years based upon changes in the Treasury Rate, plus a negotiated margin of between 3.0% and 3.5%. Commercial and multi-family residential real estate loans amounted to $169.5 million, or 28.4%, of the total loan and mortgage-backed securities portfolio at June 30, 2001.

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

         Construction Loans. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank's market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Such loans are offered only on an adjustable rate basis. Interest rates on residential construction loans made to the eventual occupant are set at the prime rate plus 2%, and are fixed for the construction term. Interest rates on residential construction loans to builders are set at the prime rate plus 2%, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 18 months. Advances are generally paid directly to subcontractor's and suppliers and are made on a percentage of completion basis. At June 30, 2001, $135.5 million, or 22.7%, of the Bank's total loan and mortgage-backed securities portfolio consisted of construction loans, virtually all of which were secured by single-family residences.

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

         Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well-known to the Bank, and it obtains the financial statements and personal guarantees of such builders and developers. The Bank also requires feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to the lesser of 80% of the estimated gross sell out value or 100% of the discounted value. If land is being acquired, the amount of the loan to be used for such purposes is limited to 75% of the cost of the land. All of these loans originated are within the Bank's market area. The Bank had $58.8 million, or 9.8% of its net loan and mortgage-backed securities portfolio, in land loans at June 30, 2001.

         Home Equity Line of Credit Loans. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5 year review and renewal option followed by a balloon payment. The rate adjusts monthly to a rate ranging from the prime lending rate to prime plus 0.5%. At June 30, 2001, the Bank had $37.6 million in home equity lines of credit, which amounted to 6.3% of its net loan portfolio.

Mortgage Banking Activity

         In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 2001, the Bank reported net loan servicing fee income of $456,143, and at June 30, 2001 was servicing $351.7 million of loans for others. The Bank has been able to keep delinquencies on loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate, single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.

         On August 18, 1995, the Bank sold $146.0 million in FHLMC servicing to PVF and recognized no gain due to the transaction being an intercompany sale. PVF then entered into an agreement with the Bank to service the underlying loans for $8.00 per loan monthly. PVF borrowed $1.2 million to finance the purchase of this servicing. The servicing income from these loans will provide sufficient funds to pay the servicing fee to the Bank. At June 30, 2001 the Bank was servicing $47.2 million in FHLMC loans for PVF.

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

         At June 30, 2001 and June 30, 2000, the Bank had $6,152,000 and $10,738,000 of fixed-rate single-family mortgage loans available for sale. In connection with these activities the Bank establishes a mortgage banking reserve for market valuation losses at June 30, 2000. See Note 5 of Notes to Consolidated Financial Statements.

Non-Performing Loans and Other Problem Assets

         It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5% of the scheduled principal and interest payment. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 20 days. The Bank orders a property inspection after a loan payment becomes 45 days past due. If a delinquency exceeds 90 days in the case of a residential mortgage loan, 30 days in the case of a construction loan or 30-60 days for a loan on commercial real estate, the Bank will institute additional measures to enforce its remedies resulting from the loan's default, including, commencing foreclosure action. Loans which are delinquent 90 days or more generally are placed on nonaccrual status, and formal legal proceedings are commenced to collect amounts owed.

         The following table sets forth information with respect to the Bank's nonperforming loans and other problem assets at the dates indicated.

                                                                                AT JUNE 30,
                                                      -----------------------------------------------------------
                                                      2001          2000          1999         1998          1997
                                                      ----          ----          ----         ----          ----
                                                                           (DOLLARS IN THOUSANDS)
Nonaccruing loans (1):
Real estate ......................................   $5,385        $4,842        $3,639        $3,262        $4,097
Consumer loans ...................................        0             0             0            15            40
                                                     ------        ------        ------        ------        ------
    Total ........................................   $5,385        $4,842        $3,639        $3,277        $4,137
                                                     ======        ======        ======        ======        ======

Accruing loans which are contractually past due
  90 days or more:
    Real estate ..................................   $   20        $  935        $  248        $  163        $  476
                                                     ------        ------        ------        ------        ------
      Total ......................................   $   20        $  935        $  248        $  163        $  476
                                                     ======        ======        ======        ======        ======

    Total nonaccrual and 90 days
      past due loans .............................   $5,405        $5,777        $3,887        $3,440        $4,613
                                                     ======        ======        ======        ======        ======

Ratio of non-performing loans to total loans
  and mortgage-backed securities .................     0.90%         1.10%          .97%         0.92%         1.35%
                                                     ======        ======        ======        ======        ======
Other non-performing assets (2) ..................   $  547        $  488        $  168        $  699        $    0
                                                     ======        ======        ======        ======        ======
Total non-performing assets ......................   $5,952        $6,265        $4,055        $4,139        $4,613
                                                     ======        ======        ======        ======        ======
Total non-performing assets to
  total assets ...................................     0.81%         1.02%         0.90%         0.96%         1.24%
                                                     ======        ======        ======        ======        ======

-------------

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

         It is the Bank's policy to not record into income partial interest payments. During the year ended June 30, 2001, gross interest income of $770,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the period. No interest was included in income on non-accruing loans.

         At June 30, 2001, non-accruing loans consisted of 31 loans totaling $5.4 million, and included 12 conventional mortgage loans aggregating $1.5 million, 11 land loans in the amount of $2.3 million, 4 construction loans in the amount of $0.5 million, 3 commercial loan in the amount of $1.0 million and 1 multi-family loans in the amount of $0.1 million. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.

         Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 2001, the Bank had three real estate owned properties totaling $547,000. The properties consist of two residential construction properties and one commercial property.

         Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." The Bank has established an Asset Classification Committee, which is comprised of the Chairman of the Board, the President and Chief Financial Officer and senior employees of the Bank. The Asset Classification Committee meets quarterly to review the Bank's loan portfolio and determine which loans should be placed on a "watch-list" of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. At June 30, 2001, total non-accrual and 90 days past due loans and other non-performing assets were $6.0 million, of which amount approximately $5.2 million were classified as substandard. For additional information, see "-- Non-Performing Loans and Other Problem Assets" and Note 4 of Notes to Consolidated Financial Statements.

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

         The following table summarizes the activity in the allowance for loan losses for the periods indicated.

                                                                                 YEAR ENDED JUNE 30,
                                                     ---------------------------------------------------------------------
                                                      2001            2000            1999            1998            1997
                                                      ----            ----            ----            ----            ----
                                                                            (DOLLARS IN THOUSANDS)

Balance at beginning of year ...................     $3,388          $2,630          $2,687          $2,675          $2,565
                                                     ------          ------          ------          ------          ------

Charge-offs:
  Mortgage loans ...............................        106              93              42             238             174
  Consumer loans (1) ...........................          7               0              20               0              24
                                                     ------          ------          ------          ------          ------
    Total charge-offs ..........................        113              93              62             238             198
                                                     ------          ------          ------          ------          ------

Recoveries:
  Mortgage loans ...............................         20               1               5               4             117
  Consumer loans (1) ...........................          0               0               0               0               4
                                                     ------          ------          ------          ------          ------
    Total recoveries ...........................         20               1               5               4             121
                                                     ------          ------          ------          ------          ------

Net charge-offs ................................         93              92              57             234              77
                                                     ------          ------          ------          ------          ------
Provision charged to income ....................        225             850               0             246             187
                                                     ------          ------          ------          ------          ------
Balance at end of year .........................     $3,520          $3,388          $2,630          $2,687          $2,675
                                                     ======          ======          ======          ======          ======

Ratio of net charge-offs during
  the year to average loans
  outstanding during the year ..................        0.0%            0.0%            0.0%            0.0%            0.0%
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


                                                                        AT JUNE 30,
                                    -------------------------------------------------------------------------------
                                              2001                         2000                      1999
                                    ------------------------    ------------------------   ------------------------
                                             % OF LOANS IN               % OF LOANS IN              % OF LOANS IN
                                             CATEGORY TO                 CATEGORY TO                CATEGORY TO
                                             TOTAL NET LOANS             TOTAL NET LOANS            TOTAL NET LOANS
                                    AMOUNT   OUTSTANDING        AMOUNT   OUTSTANDING       AMOUNT   OUTSTANDING
                                    ------   ---------------    ------   ---------------   ------   ---------------

                                                                    (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Single-family .................   $  841       57.44%         $  885       59.29%        $  727       52.84%
  Multi-family ..................      233        7.51             234        8.05            201        8.53
  Commercial ....................    1,934       21.35           1,596       21.65          1,438       26.17
  Land ..........................      307       10.09             261        7.87            218       10.52
  Unallocated ...................      130        0.00             349        0.00              0        0.00
                                    ------      ------          ------      ------         ------      ------
    Total mortgage loans ........    3,445       96.39           3,325       96.87          2,584       98.05

Consumer loans (1) ..............       75        3.61              63        3.13             46        1.95
                                    ------      ------          ------      ------         ------      ------
  Total allowance for
    loan losses .................   $3,520      100.00%         $3,388      100.00%        $2,630      100.00%
                                    ======      ======          ======      ======         ======      ======

                                                           AT JUNE 30,
                                      -----------------------------------------------------
                                                     1998                       1997
                                      ------------------------    -------------------------
                                               % OF LOANS IN                % OF LOANS IN
                                               CATEGORY TO                  CATEGORY TO
                                               TOTAL NET LOANS              TOTAL NET LOANS
                                      AMOUNT   OUTSTANDING        AMOUNT    OUTSTANDING
                                      ------   ---------------    ------    ---------------

                                                     (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Single-family .................     $  925        57.19%        $  899         56.19%
  Multi-family ..................        203         8.44            291          9.00
  Commercial ....................      1,227        25.19            990         24.54
  Land ..........................        230         8.16            361          9.26
  Unallocated ...................          0         0.00              0          0.00
                                      ------       ------         ------        ------
    Total mortgage loans ........      2,585        98.98          2,541         98.99

Consumer loans (1) ..............        102         1.02            134          1.01
                                      ------       ------         ------        ------
  Total allowance for
    loan losses .................     $2,687       100.00%        $2,675        100.00%
                                      ======       ======         ======        ======


------
(1)  Consists of property improvement loans and mobile home loans.

INVESTMENT ACTIVITIES

         Park View Federal's investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers' acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal's investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 2001 Park View Federal had investments in agency notes, federal funds sold, FHLB of Cincinnati stock and interest-bearing deposits in other financial institutions.

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

         The following table sets forth the carrying value of the Bank's securities portfolio, short-term investments and FHLB of Cincinnati stock at the dates indicated. At June 30, 2001, the fair market values of the Bank's securities portfolio was $50.2 million. All securities are held to maturity, but are callable prior to maturity.

                                                                           AT JUNE 30,
                                                         ----------------------------------------
                                                           2001         2000              1999
                                                           ----         ----              ----
                                                                         (IN THOUSANDS)
Investment securities:
  Municipal Security..................................   $    212       $     297       $     376
  U.S. Government and agency securities...............     50,000          64,962          24,958
                                                         --------       ---------       ---------
      Total securities................................     50,212          65,259          25,334

Interest-bearing deposits.............................      1,200             815             574
Federal funds sold....................................     56,050           1,050           5,375
FHLB of Cincinnati stock..............................      9,442           5,841           3,759
                                                         --------       ---------       ---------
    Total investments.................................   $116,904       $  72,965       $  35,042
                                                         ========       =========       =========

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's securities at June 30, 2001.




                                                                    AT JUNE 30, 2001
                                ---------------------------------------------------------------------------------------
                                      ONE YEAR             ONE TO FIVE            FIVE TO 10           MORE  THAN
                                      OR LESS                 YEARS                 YEARS               10 YEARS
                                -------------------    ------------------   --------------------   ------------------
                                CARRYING    AVERAGE    CARRYING   AVERAGE    CARRYING    AVERAGE   CARRYING   AVERAGE
                                  VALUE      YIELD      VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                                --------     -----      -----      -----     -------     -----      -----      -----
                                                                 (DOLLARS IN THOUSANDS)

Municipal security ..........   $     91      6.25%    $    121     6.25%    $      0     0.00%    $      0     0.00%
U.S. Government and
  agency securities .........          0      0.00       50,000     5.79            0     0.00            0     0.00
Deposits(1) .................     57,250      3.75            0     0.00            0     0.00            0     0.00
FHLB of Cincinnati stock ....          0      0.00            0     0.00            0     0.00        9,442     7.25
                                --------               --------              --------              --------
  Total .....................   $ 57,341      3.75     $ 50,121     5.79     $      0     0.00     $  9,442     7.25
                                ========               ========              ========              ========


                                        AT JUNE 30, 2001
                                  -----------------------------

                                         TOTAL SECURITIES
                                  -----------------------------
                                  CARRYING    MARKET    AVERAGE
                                   VALUE      VALUE      YIELD
                                   -----      -----      ------
                                      (DOLLARS IN THOUSANDS)

Municipal security ..........     $    212   $    212      6.25%
U.S. Government and
  agency securities .........       50,000     50,000      5.79
Deposits(1) .................       57,250     57,250      3.75
FHLB of Cincinnati stock ....        9,442      9,442      7.25
                                  --------   --------
  Total .....................     $116,904   $116,904      4.91
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

         The Bank's deposits increased by $39.5 million for the fiscal year ended June 30, 2001 as compared to the fiscal year ended June 30, 2000, as a result of the opening of one new branch office and the relocation of an existing branch office. Deposit balances totaled $480.5 million, $441.0 million and $331.2 million at the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

         Deposits in the Bank as of June 30, 2001 were represented by the various programs described below.


WEIGHTED
AVERAGE                                                                                                PERCENTAGE
INTEREST                                                           MINIMUM           BALANCE IN         OF TOTAL
 RATE                            CATEGORY                          BALANCE            THOUSANDS         DEPOSITS
 ----                            --------                          -------            ---------         --------

2.40 %                     NOW accounts                            $    50            $  27,518           5.73 %
2.50                       Passbook statement accounts                   5               31,245           6.50
3.36                       Money market accounts                     1,000               12,998           2.70
0.00                       Non-interest-earning demand accounts         50               12,583           2.62
                                                                                      ---------          -----
                                                                                         84,344          17.55

                           CERTIFICATES OF DEPOSIT
                           -----------------------

6.00                       3 months or less                            500              110,510          23.00
6.15                       3 - 6 months                                500               84,515          17.59
5.73                       6 - 12 months                               500               96,096          20.00
6.58                       1 - 3 years                                 500               95,055          19.78
6.26                       More than three years                       500               10,012           2.08
                                                                                      ---------         ------
6.23                       Total certificates of deposit                                396,188          82.45
                                                                                      ---------         ------
5.53                       Total deposits                                             $ 480,532         100.00%
                                                                                      =========         ======


         The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                               AT JUNE 30, 2001                   AT JUNE 30, 2000            AT JUNE 30, 1999
                                       -------------------------------    -------------------------------    -----------------
                                                             INCREASE                          INCREASE
                                                            (DECREASE)                         (DECREASE)
                                                    % OF    FROM PRIOR                 % OF    FROM PRIOR                 % OF
                                       BALANCE    DEPOSITS     YEAR       BALANCE    DEPOSITS     YEAR       BALANCE    DEPOSITS
                                      ---------   --------  ---------    ---------   --------  ----------   ---------   --------
                                                                         (DOLLARS IN THOUSANDS)

NOW checking (1) ..................   $  40,101     8.35 %  $   2,654    $  37,447     8.49%   $   8,517    $  28,930     8.73%
Super NOW checking and money market      12,998     2.70        1,152       11,846     2.69        3,447        8,399     2.54
Passbook and regular savings ......      31,245     6.50         (893)      32,138     7.29       (1,116)      33,254    10.04
Jumbo certificates ................     110,561    23.01       18,735       91,826    20.82       33,399       58,427    17.64
Other certificates ................     242,848    50.54       13,571      229,277    51.99       63,761      165,516    49.97
Keogh accounts ....................         292     0.06           46          246     0.06           17          229     0.07
IRA accounts ......................      42,487     8.84        4,285       38,202     8.66        1,715       36,487    11.02
                                      ---------   ------    ---------    ---------   ------    ---------    ---------   ------

    Total .........................   $ 480,532   100.00%   $  39,550    $ 440,982   100.00%   $ 109,740    $ 331,242   100.00%
                                      =========   ======    =========    =========   ======    =========    =========   ======

------
(1)  Includes non-interest-bearing demand accounts.

         The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.


                                             FOR THE  YEAR  ENDED   JUNE 30,
                    ----------------------------------------------------------------------------------
                                       2001                                      2000
                    --------------------------------------     ---------------------------------------
                      INTEREST-                                 INTEREST-
                      BEARING                                   BEARING
                      DEMAND       SAVINGS          TIME        DEMAND        SAVINGS         TIME
                      DEPOSITS     DEPOSITS       DEPOSITS      DEPOSITS      DEPOSITS      DEPOSITS
                      --------     --------       --------      --------      --------      --------
                                                  (DOLLARS IN THOUSANDS)

Average balance .   $   40,034    $   30,893    $   399,039    $   33,043    $   32,544    $   315,914

Average rate paid         3.23%         2.50%          6.27%         2.96%         2.50%          5.58%



                        FOR THE  YEAR  ENDED   JUNE 30,
                    ----------------------------------------
                                       1999
                    ----------------------------------------
                      INTEREST-
                      BEARING
                      DEMAND       SAVINGS          TIME
                      DEPOSITS     DEPOSITS       DEPOSITS
                      --------     --------       --------
                             (DOLLARS IN THOUSANDS)

Average balance .   $   27,646    $   32,209    $   268,501

Average rate paid         2.64%         2.58%          5.74%


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

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2001.

                                                                 CERTIFICATES
      MATURITY PERIOD                                             OF DEPOSIT
      ---------------                                             ----------
                                                                (IN THOUSANDS)

      Three months or less....................................    $  33,021
      Three through six months................................       27,386
      Six through 12 months...................................       28,022
      Over 12 months..........................................       30,881
                                                                  ---------
               Total..........................................    $ 119,310
                                                                  =========

         BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the Federal Home Loan Bank of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $30 million and $100 million respectively. The REPO advance was drawn down by $65 million, while the CMA was not drawn down at June 30, 2001. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.

         The following table sets forth certain information regarding the Bank's advances from the FHLB of Cincinnati for the periods indicated:

                                                                          AT JUNE 30,
                                                       ------------------------------------------
                                                           2001         2000              1999
                                                           ----         ----              ----
                                                                      (IN THOUSANDS)

Amounts outstanding at end of period ...............    $185,867         $114,974       $ 66,041
Weighted average rate ..............................        4.68%            6.38%          5.65%

Maximum amount outstanding at any
  month end ........................................    $185,872         $114,974       $ 66,041

Approximate average outstanding balance ............     117,624           79,862         52,102
Weighted average rate ..............................        5.68%            5.71%          5.55%


         At June 30, 2001 PVFCC had one note payable for $5.0 million, and drawn down $4.7 million, collateralized by the stock of PVFSB. At June 30, 2000, PVFSC had one note payable for $1.0 million, collateralized by real estate and guaranteed by PVF. See Note 9 of Notes to Consolidated Financial Statement.

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

         As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2001, ParkView Federal was authorized to invest up to approximately $22.1 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

         PVF has three active subsidiaries, Park View Federal, PVFSC and MPLC. PVFSC is engaged in the activities of land acquisition and real estate investment. At June 30, 2001, PVFSC has an investment of $0.7 million in real estate. The real estate includes a $0.3 million investment in the constructon of a new branch office in Avon, Ohio, and $0.4 million in the development of land in Newbury, Ohio. In addition, PVF has three non-active subsidiaries, PVF Community Development Corp., PVF Mortgage Corp., and PVF Holdings, which have been chartered for future activity.

         PVF Service Corporation. In March of 1998, PVFSC entered into an option agreement with Cameratta Properties Limited for the sale of Mid Pines, its 257 acre parcel of land in Solon, Ohio. PVFSC had acquired 150 acres of this land in 1983 from the Bank, which property the Bank acquired in foreclosure. The additional 107 acre parcel of land was acquired by PVFSC in 1985 for $150,000. PVFSC acquired and held the property as an investment. In March of 1999, according to the terms of the option agreement and upon voter approval of the planned development project, the Mid Pines sale to Cameratta Properties Limited was completed for $4.8 million. The property was carried at a book value of $1.0 million by PVFSC, and the sale resulted in a pre-tax gain on the sale of real estate of $3.8 million.

         The proceeds from this sale were used by PVFSC to purchase a strip center in Berea, Ohio at a cost of $3.8 million.

         In April of 2000, PVFSC sold the Berea Strip Center for $4.3 million to Berea Square Company, LLC. The proceeds from this sale were used by PVFSC to purchase the Company's new Corporate Center in Solon, Ohio at a cost of $4.3 million. This transaction was handled as a like kind exchange for Federal Income Tax purposes.

         Mid Pines Land Company. In September of 2000, MPLC purchased a commercial office building in Solon, Ohio and approximately 5 acres of adjoining land from ARAC, Inc. for $4.4 million dollars. The purchase was made for the purpose of facilitating the acquisition in April 2001 by PVFSC of the Company's new Corporate Center. In November of 2000, the commercial office building was sold to Rockside Corporate Woods Limited, LLC for $3.6 million. At June 30, 2001 MPLC had an investment of $0.6 million in land adjacent to the Company's new Corporate Center in Solon, Ohio

COMPETITION

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

EMPLOYEES

         As of June 30, 2001, PVF and its subsidiaries had 139 full-time employees and 24 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

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

         The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in July 2001.

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

         In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances, and up to 45% of unrealized net gains of equity securities.

         The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer loans, residential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. Under the risk-based capital requirement, a savings institution is required to maintain total capital, consisting of core capital plus certain other components, including general valuation allowances, equal to 8.0% of risk-weighted assets. At June 30, 2001 the Bank's risk-weighted assets were $496.7 million, and its total regulatory capital was $51.0 million, or 10.26% of risk-weighted assets.

         The table below presents the Bank's capital position at June 30, 2001, relative to its various minimum regulatory capital requirements.

                                                            AT JUNE 30, 2001
                                                            ----------------

                                                                     PERCENT OF
                                                          AMOUNT     ASSETS (1)
                                                          ------     ----------
                                                          (DOLLARS IN THOUSANDS)

              Tangible Capital........................... $ 47,489       6.46%
              Tangible Capital Requirement...............   11,033       1.50
                                                          --------      -----
                Excess .................................. $ 36,456       4.96%
                                                          ========      =====

              Tier 1/Core Capital........................ $ 47,489       6.46%
              Tier 1/Core Capital Requirement............   29,420       4.00
                                                          --------      -----
                Excess .................................. $ 18,069       2.46%
                                                          ========      =====

              Tier 1 Risk-Based Capital.................. $ 47,489       9.56%
              Tier 1 Risk-Based Capital Requirement......   19,868       4.00
                                                          --------       ----
                Excess .................................. $ 27,621       5.56%
                                                          ========      =====

              Risk-Based Capital......................... $ 50,984      10.26%
              Risk-Based Capital Requirement.............   39,737       8.00
                                                          --------     ------
                Excess................................... $ 11,247       2.26%
                                                          ========      =====

              -------------
               (1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

         OTS risk-based capital regulations require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. At June 30, 2001 the Bank had no interest rate risk component deduction from total capital.

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

         PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within specified time periods.

         Under regulations jointly adopted by the federal banking regulators, a savings institution's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total assets). The following table shows the capital ratio requirements for each prompt corrective action category:

                                                     ADEQUATELY                                  SIGNIFICANTLY
                           WELL CAPITALIZED          CAPITALIZED         UNDERCAPITALIZED      UNDERCAPITALIZED
                           ----------------          -----------         ----------------      ----------------

Total risk-based
    capital ratio           10.0% or more            8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio            6.0% or more            4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio               5.0% or more            4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if the institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note __ of Notes to Consolidated Financial Statements.

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

         FEDERAL HOME LOAN BANK SYSTEM. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2001 of $9.4 million.

         The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2001, the Bank had $185.9 million in advances outstanding from the FHLB of Cincinnati. See " -- Deposit Activity and Other Sources of Funds -- Borrowings."

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

         To meet the QTL test, the institution must qualify as a domestic building and loan association under the Internal Revenue Code or the institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks. At June 30, 2001, the Bank qualified as a QTL.

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

         The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

         The Bank believes that its current lending policies conform to the Interagency Guidelines.

         DEPOSIT INSURANCE. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the FDIC through the SAIF of the FDIC. The FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

         Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority, and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

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

         OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distrubution (which includes dividends, stock repurchases and amounts paid to stockholders of another institution in a cash merger) if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or conditions imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

         FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on transaction accounts of between $0 and $42.8 million, plus 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At June 30, 2001, Park View Federal met its reserve requirements.

         INTERSTATE AND INTERINDUSTRY ACQUISITIONS. OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, an institution may not establish an out-of-state branch unless (i) the institution qualifies as a "domestic building and loan association" under sec.7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or as a QTL, and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company, or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act in connection with any branch application.

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

         A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a BIF member with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

         LOANS-TO-ONE-BORROWER LIMITATIONS. Under federal law, loans and extensions of credit outstanding at one time to a person shall not exceed 15% of the unimpaired capital and surplus of the savings institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. Applicable law authorizes savings associations to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with federal capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. A savings institution is authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus.

         TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliated. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act of 1956, as amended ("BHCA") which also applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on condition that the customer obtain some additional services from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

         Savings institutions are also subject to the restrictions contained in
Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% stockholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to
Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

         Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

                            REGULATION OF THE COMPANY

GENERAL

         The company is a savings and loan holding company as defined by the Home Owners' Loan Act. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

         ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. Since the Company became a unitary savings and loan holding company before May 4, 1999, there are generally no restrictions on the activities of the Company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to the restrictions applicable to a bank holding company. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

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

         RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an undercapitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company' other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

FEDERAL INCOME TAXATION

         Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Prior to legislation in 1996, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. Legislation that is effective for tax years beginning after December 31, 1995 repealed the reserve method available to thrifts and required institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. The Bank had no such excess reserve. The Bank will no longer be allowed to use the percentage of taxable income method for tax loan loss provisions, but was allowed to use the experience method of accounting for bad debts as long as it was not considered a large thrift. Beginning with June 30, 1997 taxable year, the Bank was treated the same as a small commercial bank. Institutions with less than $500 million in assets were still permitted to make deductible bad debt additions to reserves, using the experience method. Beginning with the June 30, 2000 taxable year, the Bank will be taxed as a large thrift and will only be able to take a tax deduction when a loan is actually charged off.

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

STATE INCOME TAXATION

         The Bank is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital was taxed at a rate of 1.3%, 1.3% and 1.4% for fiscal years 2001, 2000, and 1999, respectively. The Company generally elects to be taxed as a qualifying holding company and pay Ohio tax based on its net income only. The other subsidiaries of the Company are taxed on the greater of a tax based on net income or net worth.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth information with respect to the executive officers of the Company.

                           AGE AS OF
NAME                  SEPTEMBER 11, 2001         TITLE
----                  ------------------         -----

John R. Male                  53                 Chairman of the Board and Chief Executive Officer
                                                 of the Company and the Bank

C. Keith Swaney               58                 President and Chief Operating Officer of the
                                                 Company and the Bank, Treasurer of the Company
                                                 and Chief Financial Officer of the Bank

Jeffrey N. Male               52                 Vice President and Secretary of the Company and
                                                 Executive Vice President of the Bank

         JOHN R. MALE. Mr. Male has been with the Bank since 1971, where he has held various positions including branch manager, mortgage loan officer, manager of construction lending, savings department administrator and chief lending officer. Mr. Male was named President and Chief Executive Officer of the Bank in 1986 and was named President of the Company upon its organization in 1994. Mr. Male was named Chairman of the Board of Directors and Chief Executive Officer of the Company and the Bank in October 2000. Mr. Male serves in various public service and charitable organizations. He currently serves on the Board of Trustees for Heather Hill, a long-term care hospital in Chardon, Ohio. He has an undergraduate degree from Tufts University and an MBA from Case Western Reserve University.

         C. KEITH SWANEY. Mr. Swaney joined the Bank in 1962 and was named Executive Vice President and Chief Financial Officer in 1986. He was named Vice President and Treasurer of the Company upon its organization in 1994. Mr. Swaney was named President and Chief Operating Officer of the Company and the Bank in October 2000. He continues to serve as Treasurer of the Company and as Chief Financial Officer of the Bank. He is responsible for all internal operations of the Company and the Bank. Over the years, he has participated in various charitable organizations. Mr. Swaney attended Youngstown State University and California University in Pennsylvania.

         JEFFREY N. MALE. Mr. Male has been with the Bank since 1973. He has served in various capacities including supervisor of the construction loan department, personnel director and manager of the collection, foreclosure and REO departments. Mr. Male was named Executive Vice President of the Bank in 2000. In 1986 Mr. Male was named Senior Vice President in charge of residential lending operations. He was named Vice President and Secretary of the Company upon its organization in 1994 and continues to serve in that position. Mr. Male has served in various capacities with public service and charitable organizations, including the Chagrin Valley Jaycees, the Chagrin Falls Chamber of Commerce and the Neighborhood Housing Services Corporate Loan Committee. Mr. Male is a graduate of Denison University.

ITEM 2.  PROPERTIES
-------------------

         The following table sets forth the location and certain additional information regarding the Company's offices at June 30, 2001.


                                  YEAR                             NET BOOK         OWNED OR         APPROXIMATE
                                 OPENED/           TOTAL           VALUE AT          LEASED/           SQUARE
LOCATION                        ACQUIRED         DEPOSITS        JUNE 30, 2001     EXPIRATION          FOOTAGE
--------                        --------         --------        -------------     ----------          -------
                                                            (DOLLARS IN THOUSANDS)
MAIN OFFICE:

30000 Aurora Road                  2000           $     0           $ 4,346           Owned            51,635
Solon, Ohio

BRANCH OFFICES:

2111 Richmond Road                 1967            65,842                74           Lease             2,750
Beachwood, Ohio                                                                      3/1/09

25350 Rockside Road                1969            69,539                11           Lease            14,400
Bedford Heights, Ohio                                                                3/1/03

11010 Clifton Blvd                 1974            25,490                 4           Lease             1,550
Cleveland, Ohio                                                                      8/1/05

13901 Ridge Road                   1999            48,605                65           Lease             3,278
North Royalton, Ohio                                                                 8/31/04

6990 Heisley Road                  1994            40,562                 0           Lease             2,400
Mentor, Ohio                                                                         10/25/03

1456 SOM Center Road               1995            36,094               134           Lease             2,200
Mayfield Heights, Ohio                                                               9/30/04

497 East Aurora Road               1994            34,397                 0           Lease             2,400
Macedonia, Ohio                                                                      9/30/04

8500 Washington Street             1995            33,081                40           Lease             2,700
Chagrin Falls, Ohio                                                                  11/30/04

408 Water Street                   1997            21,551               647           Owned             2,800
Chardon, Ohio

3613 Medina Road                   2000            26,880                63           Lease             2,440
Medina, Ohio                                                                         8/31/04

34400 Aurora Road                  2000            29,023                90           Lease             3,000
Solon, Ohio                                                                          4/30/10

16909 Chagrin Blvd                 2000            49,468               158           Lease             2,904
Shaker Hts., Ohio                                                                    6/30/10

         At June 30, 2001 the net book value of the Company's premises, furniture, fixtures and equipment was $7.8 million. See Note 6 of Notes to Consolidated Financial Statements for further information.

         The Company also owns real estate in the Solon, Ohio and Newbury, Ohio. See "-- Subsidiary Activities" for further information.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------


         From time to time, the Company and/or the Bank is a party to various legal proceedings incident to its business. There are no other material legal proceedings to which the Bank or PVF is a party or to which any of their property is subject.

         In its Annual Report on Form 10-K (the "2000 form 10-K") for the year ended June 30, 2000, the Company disclosed that it and various of its subsidiaries had been parties to lawsuits related to the Company's efforts, which have since been suspended, to develop a business offering financial planning advice and the sale of mutual funds and insurance products on any agency basis. The entities named in the lawsuits were the Company, the Bank and two other entities, PVF Financial Planning Inc. ("PVFFP") and Emissary Financial Group, Inc. ("Emissary"), which are majority-owned subsidiaries of the Company's wholly owned subsidiary, PVF Holdings, Inc. The Company's proposed business plan called for PVFFP to establish offices in certain of the Bank's locations, from which offices PVFFP would provide financial planning advice to customers and sell insurance and mutual fund products to those customers on an agency basis. Emissary was proposed to act as a broker dealer that would execute any trades directed by PVFFP and by entities unrelated to PVFFP or the Company. Through PVF Holdings, Inc., the Company invested a total of $300,000 in PVFFP and Emissary, virtually all of which was invested in Emissary. The other investor in PVFFP and Emissary was to be an individual named Gregory Shefchuk. Mr. Shefchuk owned a financial planning service that traded through Money Concepts Capital Corp. ("Money Concepts"), a broker dealer based in Chicago, Illinois. Mr. Shefchuk intended to utilize Emissary as the broker dealer for his proposed activities with PVFFP.

         All lawsuits disclosed in Item 3 of the 2000 form 10-K have been dismissed with no liability and immaterial expense to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

         The information contained under the section captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended June 30, 2001 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see "Item 1. Business -- Regulation of the Bank -- Dividend Limitations."

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in the Annual Report incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The consolidated financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

(c) Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant. [CONFIRM]

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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
                  Annual Report)

                  Consolidated Financial Statements (incorporated by reference to the Annual Report)

                  (a) Consolidated Statements of Financial Condition, at June 30, 2001 and 2000

                  (b) Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000 and 1999

                  (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2001, 2000 and 1999

                  (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999

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

         3.       Exhibits and Index to Exhibits

                  The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.                Description
---                -----------

3.1                Certificate of Incorporation                                                        *
3.2                Code of Regulations                                                                 *
3.3                Bylaws                                                                              *
4                  Specimen Stock Certificate                                                          *
10.1               Park View Federal Savings Bank Conversion Stock Option Plan                         *
10.2               PVF Capital Corp. 1996 Incentive Stock Option Plan                                  *
10.3               Severance Agreement between PVF Capital Corporation and                             **
                   each of John R. Male, C. Keith Swaney and Jeffrey N. Male
10.4               Park View Federal Savings Bank Supplemental Executive                               **
                   Retirement Plan
10.5               PVF Capital Corp. 2000 Incentive Stock Option Plan and Form of Stock Option         ***
                   Agreement
13                 PVF Capital Corp. Annual Report to Stockholders for the year ended  June 30, 2001
21                 Subsidiaries of the Registrant
23                 Consent of KPMG LLP

-------------
* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-24948).

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-24948).

(b) No current reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

(c)      All required exhibits are filed as attached.

(d)      No financial statement schedules are required.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PVF CAPITAL CORP.


September 25, 2001                    By:    /s/ John R. Male
                                          -------------------------------------
                                             John R. Male
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ John R. Male                                         September 25, 2001
--------------------------------------------
John R. Male
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)


/s/ C. Keith Swaney                                      September 25, 2001
--------------------------------------------
C. Keith Swaney
President, Chief Financial Officer and
Chief Operating Officer
(Principal Financial and Accounting Officer)


/s/ Robert K. Healey                                     September 25, 2001
--------------------------------------------
Robert K. Healey
Director


/s/ Stanley T. Jaros                                     September 25, 2001
--------------------------------------------
Stanley T. Jaros
Director


/s/ Creighton E. Miller                                  September 25, 2001
--------------------------------------------
Creighton E. Miller
Director


/s/ Stuart D. Neidus                                     September 25, 2001
--------------------------------------------
Stuart D. Neidus
Director


/s/ Robert F. Urban                                      September 25, 2001
--------------------------------------------
Robert F. Urban
Director