Form 10-Q
period 2001-09-30
PVF CAPITAL CORP
filed 2001-11-09
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20552

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001.

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to

Commission File Number       0-24948

PVF Capital Corp.

(Exact name of registrant as specified in its charter)

United States	34-1659805

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Aurora Road, Solon, Ohio	44146

(Address of principal executive offices)	(Zip Code)

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

YES [X]     NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	5,341,214

(Class)	(Outstanding at October 26, 2001)

PVF CAPITAL CORP.

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	June 30,
	2001	2001

ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$7,280,539	$8,144,926
Interest bearing deposits	882,562	1,200,192
Federal funds sold	1,050,000	56,050,000

Total cash and cash equivalents	9,213,101	65,395,118
Securities held to maturity, at cost	50,189,532	50,211,605
Loans receivable, net	570,810,288	573,643,498
Loans receivable held for sale, net	5,535,197	6,151,814
Mortgage-backed securities held to maturity, net	14,051,096	18,123,936
Office properties and equipment, net	7,744,439	7,783,457
Real estate owned, net	547,279	547,279
Real estate held for investment	1,650,000	1,300,000
Investment required by law - stock in the Federal Home Loan Bank of Cincinnati	9,608,378	9,442,305
Prepaid expenses and other assets	4,978,799	3,925,903

Total Assets	$674,328,109	$736,524,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$465,472,247	$480,532,150
Deposits	$465,472,247	$480,532,150
Advances from the Federal Home Loan Bank of Cincinnati	140,850,056	185,866,855
Notes payable	4,950,000	4,700,000
Advances from borrowers for taxes and insurance	3,703,225	6,469,061
Accrued expenses and other liabilities	10,067,727	10,950,714

Total Liabilities	625,043,255	688,518,780

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 5,341,214 and 5,331,314 shares issued, respectively	53,412	53,313
Additional paid-in-capital	31,244,161	31,237,583
Retained earnings-substantially restricted	19,201,846	17,877,854
Treasury Stock, at cost 128,857 and 123,857 shares, respectively	(1,214,565)	(1,162,615)
Total Stockholders’ Equity	49,284,854	48,006,135

Total Liabilities and Stockholders’ Equity	$674,328,109	$736,524,915

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,

	2001	2000

Interest income
Loans	$11,610,131	$11,838,474
Mortgage-backed securities	241,824	38,790
Cash and securities	1,037,483	1,324,843

Total interest income	12,889,438	13,202,107

Interest expense
Deposits	6,238,715	6,357,663
Borrowings	1,646,090	2,007,016

Total interest expense	7,884,805	8,364,679

Net interest income	5,004,633	4,837,428
Provision for loan losses	125,000	0

Net interest income after provision for loan losses	4,879,633	4,837,428

Noninterest income
Service and other fees	135,947	105,240
Mortgage banking activities, net	610,534	192,568
Other, net	34,805	143,392

Total noninterest income	781,286	441,200

Noninterest expense
Compensation and benefits	1,805,723	1,558,821
Office, occupancy, and equipment	621,452	564,497
Other	731,510	718,165

Total noninterest expense	3,158,685	2,841,483

Income before federal income tax provision	2,502,234	2,437,145
Federal income tax provision	831,530	808,609

Net income	$1,670,704	$1,628,536

Basic earnings per share	$0.32	$0.31

Diluted earnings per share	$0.31	$0.30

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,

	2001	2000

Operating Activities
Net Income	$1,670,704	$1,628,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Accretion of discount on securities	0	(2,422)
Depreciation and amortization	234,480	149,939
Provision for loan losses	125,000	0
Accretion of unearned discount and deferred loan origination fees, net	(250,213)	(304,444)
Gain on sale of loans, net	(537,778)	(68,675)
Federal Home Loan Bank stock dividends	(166,073)	(122,245)
Change in accrued interest on investments, loans, and borrowings, net	(2,059,282)	(80,659)
Origination of loans receivable held for sale, net	(65,677,343)	(6,898,862)
Sale of loans receivable held for sale, net	66,831,738	10,754,392
Net change in other assets and other liabilities, net	(3,199,121)	(1,091,862)

Net cash provided by (used in) operating activities	(3,027,888)	3,963,698

Investing Activities
Loan and mortgage-backed securities repayments and originations, net	7,587,947	(30,529,187)
Disposals of real estate owned	0	38,069
Mortgage-backed securities purchased, net	0	(977,543)
Securities maturities	22,073	20,739
Federal Home Loan Bank stock purchases	0	(907,300)
Additions to office properties and equipment, net	(195,462)	(665,436)
Change in real estate held for investment	(350,000)	(4,569,962)

Net cash provided by (used in) investing activities	7,064,558	(37,590,620)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	4,504,562	(2,611,583)
Net increase (decrease) in time deposits	(19,564,465)	65,470,737
Net decrease in Federal Home Loan Bank advances	(45,016,799)	(30,017,364)
Net increase in notes payable	250,000	5,620,000
Purchase of treasury stock	(51,950)	(23,928)
Proceeds from exercise of stock options	6,989	13,425
Cash dividend paid	(347,024)	(348,167)

Net cash provided by (used in) financing activities	(60,218,687)	38,103,120

Net increase (decrease) in cash and cash equivalents	(56,182,017)	4,476,198
Cash and cash equivalents at beginning of period	65,395,118	5,671,855

Cash and cash equivalents at end of period	$9,213,101	$10,148,053

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$9,387,404	$8,319,968
Cash payments of income taxes	$0	$275,000
Supplemental noncash investing activity:
Securitization of mortgage loans to mortgage-backed securities, held to maturity	$0	$16,335,623

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

PVF CAPITAL CORP.

Notes to Consolidated Financial Statements

September 30, 2001 and 2000
(Unaudited)

1.     The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2001 consolidated statement of financial condition which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2002. PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2.     Recently Issued Accounting Standards

SFAS No. 141, “Business Combinations” was issued in July 2001 and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. PVF adopted statement 141 on July 1, 2001.

SFAS No. 142 “Goodwill and Other Intangible Assets” was issued in July 2001 and replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. A Company must adopt Statement 142 at the beginning of the fiscal year. PVF adopted statement 142 on July 1, 2001. Management determined that the adoption of Statement 142 would not have a material impact on the Bank’s consolidated financial statements.

Part I Financial Information
Item 1

3.     The following table discloses earnings per share for the three months ended September 30, 2001 and September 30, 2000.

	Three months ended September 30,

	2001			2000

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$1,670,704	5,212,570	$0.32	$1,628,536	5,214,990	$0.31
Effect of Stock Options		209,734	0.01		182,695	0.01
Diluted EPS
Income available to common stockholders	$1,670,704	5,422,304	$0.31	$1,628,536	5,397,685	$0.30

Part I Financial Information
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 2001 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation, a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., a wholly-owned and currently inactive subsidiary.

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

FINANCIAL CONDITION

Consolidated assets of PVF were $674.3 million as of September 30, 2001, a decrease of approximately $62.2 million or 8.4% as compared to June 30, 2001. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.22%, 7.22% and 10.71% respectively at September 30, 2001.

During the three months ended September 30, 2001, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $56.2 million or 85.9% as compared to June 30, 2001. The change in the Company’s cash and cash equivalents consisted of a decrease in cash and interest-

Part I Financial Information
Item 2

FINANCIAL CONDITION continued

bearing deposits of $1.2 million and a decrease in federal funds sold of $55.0 million. The net $7.5 million, or 1.3%, decrease in loans receivable and mortgage-backed securities during the three months ended September 30, 2001, resulted from a decrease in loans receivable of $3.4 million and a decrease in mortgage-backed securities of $4.1 million. The decrease of $3.4 million in loans receivable included decreases of $11.9 million in single-family loans and $1.5 million in commercial real estate loans, offset by increases of 3.9 million in construction loans, $2.9 million in home equity loans, $2.7 in land loans, $0.3 million in multi-family loans, and $0.2 million in consumer loans. The decrease in mortgage-backed securities resulted from payments received of $4.1 million. The decrease of the loan portfolio was attributable to economic conditions and resulted in the Bank originating primarily fixed rate loans available for sale. The loan activity for the quarter ended September 30, 2001 resulted in no material change to the composition of the portfolio.

Investment in real estate increased by $350,000 due to the investment by PVF Service Corp., a subsidiary of PVF Capital Corp., in two residential developed building lots. Prepaid assets and other liabilities increased by $1.1 million due to an increase in accrued interest receivable on securities of $0.7 million and an increase in the mortgage servicing asset of $0.4 million.

At June 30, 2001, the Bank had cash and cash equivalents of $65.4 million that included $50.5 million from the maturity of an agency security prior to the end of the quarter. The decrease in cash and cash equivalents for the three months ended September 30, 2001, resulted from management’s decision to utilize this excess liquidity to repay Advances from the Federal Home Loan Bank of Cincinnati and allow deposits to runoff by not competing aggressively for market deposits. This resulted in a decrease in cash and cash equivalents of $56.2 million and decreases in advances and deposits of $45.0 million and $15.0 million, respectively.

The decrease from borrowers for taxes and insurance of $2.8 million, or 42.7%, is due to timing differences between the collection and payment of escrow funds. The decrease in accrued expenses and other liabilities of $0.9 million, or 8.0%, is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

The decrease in cash and cash equivalents of $56.2 million and loans receivable and mortgage-backed securities of $7.5 million were used to repay Federal Home Loan Bank advances of $45.0 million, fund the deposit runoff of $15.0 million, the reduction in advances from borrowers for taxes and insurance of $2.8 million, and the reduction in accrued expenses and other liabilities of $0.9 million.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS

Three months ended September 30, 2001 Compared to the three months ended September 30, 2000.

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

The Company’s net income for the three months ended September 30, 2001 was $1,671,000. This represents a $42,200, or 2.6%, increase when compared with the prior year comparable period.

Net interest income for the three months ended September 30, 2001 increased by $167,200, or 3.5%, as compared to the prior year comparable period, due to a decrease of $312,700, or 2.4%, in total interest income and a decrease in total interest expense of $479,900 from the prior year comparable period. The decrease in total interest income of $312,700, or 2.4%, in the current period resulted from an increase of $49.2 million in the average balance of interest-earning assets, which was more than offset by a decline in the return on interest-earning assets of 82 basis points from the prior year comparable period. The decrease in total interest expense of $479,900, or 5.7%, in the current period resulted from increases in the average balances on deposits and advances of $19.1 and $23.9 million, respectively, which was more than offset by a decrease of 72 basis points in the average cost of funds on interest-bearing liabilities from the prior year comparable period. The Company’s net interest income increased despite a decrease of 10 basis points in the Company’s interest-rate spread during the current period as compared to the prior year comparable period due to balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the three months ended September 30, 2001 a provision for loan losses of $125,000 was recorded, while no provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended September 30, 2001, the Company experienced increases in the level of impaired loans and classified assets of $0.2 million and $0.2 million, respectively. Despite a decrease in the loan portfolio of $2.4 million, management determined it was necessary to record a provision for loan losses of $125,000 in the current period, due to increases in impaired loans and classified assets as well as changes to the overall composition of the loan portfolio, During the three months ended September 30, 2000, the company experienced decreases in the level of impaired loans and classified assets of $0.6 million and $1.0 million, respectively. Despite growth in the loan portfolio of $11.0 million, it was not necessary to record a provision for loan losses due to decreases in the levels of impaired loans and classified assets in prior period. At September 30, 2001, the allowance for loan losses was $3.6 million, which represented 65.1% of nonperforming loans and 0.6% of net loans.

For the three months ended September 30, 2001, noninterest income increased by $340,100, or 77.1%, from the prior year comparable period. The increase was primarily the result of an increase of $418,000, or 217.0%, in income from mortgage-banking activities resulting primarily from an increase in profit on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

In addition, other noninterest income, net decreased by $108,600, or 75.7%, in the current period primarily due to a reduction of rental income and gains recognized on the disposal of real estate owned properties in the prior period. Service and other fees increased by $30,700, or 29.2%, from the prior year comparable period, primarily due to net increases in NOW account fee income.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

Noninterest expense for the three months ended September 30, 2001 increased by $317,200, or 11.2%, from the prior year comparable period. This was primarily the result of a $246,900, or 15.8%, increase in compensation and benefits attributable to increased staffing, employee 401(k) benefits, incentive bonuses paid, and salary and wage adjustments. In addition, office, occupancy and equipment increased by $57,000, or 10.1%, due to increases in office rent.

The federal income tax provision for the three month-period’s ended September 30, 2001 and September 30, 2000 was at an effective rate of 33.2%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity measures its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. Management believes the Company maintains sufficient liquidity to meet its operational needs.

Part I Financial Information
Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the Company’s interest rate risk position or any changes to how the Company manages its Asset/Liability position since June 30, 2001.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings. N/A

Item 2.	Changes in Securities and Use of Proceeds. N/A

Item 3.	Defaults Upon Senior Securities. N/A

Item 4.	Submission of Matters to a Vote of Security Holders. N/A

Item 5.	Other Information. N/A

Item 6.	Exhibits and Reports on Form 8-K. N/A

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)

Date: November 9, 2001	/s/ C. Keith Swaney C. Keith Swaney President and Treasurer