Form 10-Q
period 2001-12-31
PVF CAPITAL CORP
filed 2002-02-12
CIK 928592

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20552

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001.

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	0-24948

PVF Capital Corp.

(Exact name of registrant as specified in its charter)

United States	34-1659805

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30000 Aurora Road, Solon, Ohio	44139

(Address of principal executive offices)	(Zip Code)

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

Yes      X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	5,458,584

(Class)	(Outstanding at January 31, 2002)

PVF CAPITAL CORP.

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (Unaudited)

	December 31,	June 30,
	2001	2001

ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$2,025,370	$8,144,926
Interest bearing deposits	891,028	1,200,192
Federal funds sold	50,000	56,050,000

Total cash and cash equivalents	2,966,398	65,395,118
Securities held to maturity, at cost	50,167,112	50,211,605
Loans receivable, net	594,166,140	573,643,498
Loans receivable held for sale, net	11,707,190	6,151,814
Mortgage-backed securities held to maturity, net	10,685,123	18,123,936
Office properties and equipment, net	8,900,683	7,783,457
Real estate owned, net	607,160	547,279
Real estate held for investment	1,650,000	1,300,000
Investment required by law - stock in the Federal Home Loan Bank of Cincinnati	9,741,500	9,442,305
Prepaid expenses and other assets	4,815,133	3,925,903

Total Assets	$695,406,439	$736,524,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$450,884,763	$480,532,150
Advances from the Federal Home Loan Bank of Cincinnati	170,833,001	185,866,855
Notes payable	5,125,000	4,700,000
Advances from borrowers for taxes and insurance	7,346,154	6,469,061
Accrued expenses and other liabilities	10,511,455	10,950,714

Total Liabilities	644,700,373	688,518,780
Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 5,356,465 and 5,331,314 shares issued, respectively	53,565	53,313
Additional paid-in-capital	31,362,583	31,237,583
Retained earnings-substantially restricted	20,545,208	17,877,854
Treasury Stock, at cost 132,856 and 123,857 shares, respectively	(1,255,290)	(1,162,615)

Total Stockholders’ Equity	50,706,066	48,006,135

Total Liabilities and Stockholders’ Equity	$695,406,439	$736,524,915

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
 ITEM 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Interest income
Loans	$11,635,767	$12,115,482	$23,245,898	$23,953,956
Mortgage-backed securities	193,935	439,267	435,759	478,057
Cash and securities	884,842	1,300,949	1,922,325	2,625,792

Total interest income	12,714,544	13,855,698	25,603,982	27,057,805

Interest expense
Deposits	5,403,849	7,271,308	11,642,564	13,628,971
Borrowings	1,600,821	1,659,707	3,246,911	3,666,723

Total interest expense	7,004,670	8,931,015	14,889,475	17,295,694

Net interest income	5,709,874	4,924,683	10,714,507	9,762,111
Provision for loan losses	228,000	0	353,000	0

Net interest income after provision for loan losses	5,481,874	4,924,683	10,361,507	9,762,111

Noninterest income, net
Service and other fees	169,632	115,089	305,579	220,329
Mortgage banking activities, net	884,269	135,187	1,494,803	327,755
Other, net	16,084	338,016	50,889	481,408

Total noninterest income, net	1,069,985	588,292	1,851,271	1,029,492

Noninterest expense
Compensation and benefits	2,117,296	1,616,327	3,923,019	3,175,148
Office, occupancy, and equipment	645,078	676,755	1,266,530	1,241,252
Other	969,787	749,682	1,701,297	1,467,847

Total noninterest expense	3,732,161	3,042,764	6,890,846	5,884,247

Income before federal income tax provision	2,819,698	2,470,211	5,321,932	4,907,356
Federal income tax provision	977,177	829,707	1,808,707	1,638,316

Net income	$1,842,521	$1,640,504	$3,513,225	$3,269,040

Basic earnings per share	$0.35	$0.31	$0.67	$0.63

Diluted earnings per share	$0.34	$0.30	$0.65	$0.61

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	December 31,

	2001	2000

Operating Activities
Net income	$3,513,225	$3,269,040
Adjustments to reconcile net income to net cash provided by (used in) operating activities Accretion of discount on marketable securities	0	(4,844)
Depreciation and amortization	784,668	317,940
Provision for losses on loans	353,000	0
Accretion of unearned discount and deferred loan origination fees, net	(522,699)	(586,756)
Gain on sale of loans receivable held for sale, net	(1,496,564)	(71,218)
Gain on disposal of real estate owned, net	(13,744)	(51,128)
Federal Home Loan Bank stock dividends	(299,195)	(243,059)
Change in accrued interest on investments, loans, and borrowings, net	(1,521,630)	(646,928)
Origination of loans receivable held for sale, net	(158,653,305)	(19,368,167)
Sale of loans receivable held for sale, net	154,594,493	28,243,457
Decrease in other, net	676,128	877,791

Net cash provided by (used in) operating activities	(2,585,623)	11,736,128

Investing Activities
Loan and mortgage-backed securities repayments and originations, net	(12,789,612)	(52,174,903)
Disposals of real estate owned	223,451	142,286
Mortgage-backed securities purchased, net	0	(977,543)
Securities maturities	44,493	5,041,803
Federal Home Loan Bank stock purchases	0	(907,300)
Additions to office properties and equipment, net	(1,901,894)	(1,749,286)
Increase in real estate held for investment	(350,000)	(667,694)

Net cash used in investing activities	(14,773,562)	(51,292,637)

Financing activities
Net increase in demand deposits, NOW, and passbook savings	11,496,284	1,865,416
Net increase (decrease) in time deposits	(41,143,671)	49,657,039
Net decrease in Federal Home Loan Bank advances	(15,033,854)	(11,034,992)
Net increase in notes payable	425,000	2,800,000
Purchase of treasury stock	(92,675)	(119,737)
Proceeds from exercise of stock options	16,257	13,425
Cash dividend paid	(736,876)	(691,548)

Net cash provided by (used in) financing activities	(45,069,535)	42,489,603

Net increase (decrease) in cash and cash equivalents	(62,428,720)	2,933,094
Cash and cash equivalents at beginning of period	65,395,118	5,671,855

Cash and cash equivalents at end of period	$2,966,398	$8,604,949

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$16,224,865	$17,300,459
Cash payments of income taxes	$2,450,000	$2,275,000
Supplemental noncash investing activity:
Securitization of mortgage loans to mortgage-backed securities held to maturity	$0	$19,857,995
Transfer of loans to real estate owned	$283,332	$102,692

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2001 and 2000
(Unaudited)

1.     The accompanying condensed consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2001 consolidated statement of financial condition which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2002. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2.     Recently Issued Accounting Standards

SFAS No. 141 “Business Combinations” was issued in July 2001 and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. PVF adopted statement 141 on July 1, 2001.

SFAS No. 142, “Goodwill and Other Intangible Assets” was issued in July 2001 and replaces the requirement to amortize intangible assets with indefinite lives and goodwill with requirements for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. The Company must adopt statement 142 by July 1, 2002. Management determined that the adoption of Statement 142 would not have a material impact on the Bank’s consolidated financial statements.

PART I FINANCIAL INFORMATION
ITEM 1

3.     The following table discloses Earnings Per Share for the three and six months ended December 31, 2001 and December 31, 2000.

	Three months ended December 31,

	2001			2000

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Net Income	$1,842,521	5,220,145	$0.35	$1,640,504	5,216,093	$0.31
Effect of Stock Options		191,746	0.01		188,368	0.01
Diluted EPS
Net Income	$1,842,521	5,411,891	$0.34	$1,640,504	5,404,461	$0.30

	Six months ended December 31,

	2001			2000

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Net Income	$3,513,225	5,219,805	$0.67	$3,269,040	5,215,070	$0.63
Effect of Stock Options		199,926	0.02		185,632	0.02
Diluted EPS
Net Income	$3,513,225	5,419,731	$0.65	$3,269,040	5,400,702	$0.61

PART I FINANCIAL INFORMATION
ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and six-month periods ended December 31, 2001 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., a wholly-owned and currently inactive subsidiary.

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

FINANCIAL CONDITION

Consolidated assets of PVF were $695.4 million as of December 31, 2001, a decrease of approximately $41.1 million, or 5.6%, as compared to June 30, 2001. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.19%, 7.19%, and 10.60% respectively at December 31, 2001.

During the six months ended December 31, 2001, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $62.4 million, or 95.5%, as compared to June 30, 2001. The change in the Company’s cash and cash equivalents consisted of decreases in cash and interest-bearing deposits of $6.4

PART I FINANCIAL INFORMATION
ITEM 2

FINANCIAL CONDITION continued

million and a decrease in federal funds sold of $56.0 million.

The net $18.6 million, or 3.1%, increase in loans receivable and mortgage-backed securities during the six months ended December 31, 2001, resulted from an increase in loans receivable of $26.1 million and a decrease in mortgage-backed securities of $7.5 million. The increase of $26.1 million in loans receivable included increases of $7.7 million in home equity line of credit loans, $5.6 million in construction loans, $3.5 million in commercial real estate loans, $3.2 million in one-to-four family residential loans, $2.7 million in land loans, $1.4 million in multi-family loans, $1.2 million in commercial line of credit loans, and $0.8 million in consumer loans. The decrease in mortgage-backed securities resulted from payments received of $7.5 million. The growth of the loan portfolio resulted in no material change to the composition of the portfolio.

The increase of $1.1 million in office properties and equipment is the result of capital improvements to our corporate office building in Solon, Ohio. Investment in real estate increased by 350,000 due to the investment by PVF Service Corp. in two fully improved residential building lots. The increase of $59,900 in real estate owned properties resulted from the addition of one single-family property and six building lots totaling $283,300 and the disposal of 2 single-family properties totaling $223,400. The increase in prepaid expenses and other assets of $889,000, or 22.6%, is attributable to an increase in the mortgage servicing asset that resulted from the high volume of loan sales in the current period.

At June 30, 2001, the Bank had cash and cash equivalents of $65.4 million that included $50.5 million from the recent maturity of an agency security. The decrease in cash and cash equivalents for the six months ended December 31, 2001, resulted from management’s decision to utilize excess liquidity to repay advances from the Federal Home Loan Bank of Cincinnati and allow deposits to runoff by not competing aggressively with market savings rates. This resulted in a decrease in cash and cash equivalents of $62.4 million and decreases in advances and deposits of $29.6 million and $15.0 million, respectively.

The increase in notes payable of $425,000 was used for the purchase of two improved building lots for $350,000 and other miscellaneous operating expenses. The increase from borrowers for taxes and insurance of $877,000, or 13.5%, is due to timing differences between the collection and payment of escrow funds along with a larger mortgage servicing portfolio. The decrease in accrued expenses and other liabilities of $439,000 is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for others.

The decrease in cash and cash equivalents of $62.4 million and the repayment of $7.5 million in mortgage-backed securities were used to fund the increase of $26.1 million in loans receivable, fund savings

PART I FINANCIAL INFORMATION
ITEM 2

FINANCIAL CONDITION continued

withdrawals of 29.6 million, and repay Federal Home Loan Bank advances of $15.0 million.

RESULTS OF OPERATIONS	Three months ended December 31, 2001, compared to three months ended December 31, 2000.

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

The Company’s net income for the three months ended December 31, 2001 was $1,842,500 as compared to $1,640,500 for the prior year comparable period. This represents an increase of $202,000, or 12.3%, when compared with the prior year comparable period.

Net interest income for the three months ended December 31, 2001 increased by $785,200, or 15.9%, as compared to the prior year comparable period. This resulted from a decrease of $1,141,100, or 8.2%, in interest income and a $1,926,300, or 21.6%, decrease in interest expense, both of which resulted from the dramatic decline in market interest rates during the current period. The decrease in interest income resulted primarily from a decrease of 116 basis points in the return on interest-earning assets in the current period. This decrease in yield more than offset the increase of 38.0 million in the average balance of interest-earning assets and resulted in an overall decrease to interest income of $1,141,100 in the current period. The average balance on interest-bearing liabilities increased by $29.0 million from the prior year comparable period, while the average cost of funds on interest-bearing liabilities decreased by 148 basis points in the current period, resulting in an overall decrease in interest expense of $1,926,300. The Company’s net interest income increased due to an increase of 32 basis points in the Company’s interest-rate spread during the current period as compared to the prior year comparable period, as well as balance sheet growth in both interest-earning assets and interest-bearing liabilities.

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATIONS continued

For the three months ended December 31, 2001, a $228,000 provision for general loan losses was recorded, while no provision for general loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for general loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended December 31, 2001, the Company experienced a decrease in the level of impaired loans of $379,000 and a decrease of $408,000 in classified assets. Due to an increase in the loan portfolio of $29.5 million, management determined it was necessary to record a provision for general loan losses of $228,000 in the current period. During the three months ended December 31, 2000, the Company experienced a decrease in the level of impaired loans of $696,000 and a decrease of 53,000 in classified assets. Management determined it was not necessary to record a provision for general loan losses in the prior period due to decreases in both impaired loans and classified assets. At December 31, 2001, the allowance for loan losses was $3.9 million, which represented 74.3% of non-performing loans and 0.6% of net loans.

For the three months ended December 31, 2001, non-interest income increased $481,700, or 81.9%, from the prior year comparable period. This resulted primarily from an increase of $749,100 from mortgage-banking activities that resulted primarily from an increase in profit on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

In addition, other non-interest income, net decreased by 321,900, or 95.2%, in the current period as the result of a reduction in rental income and gains recognized on real estate held for investment. Service and other fees increased by $54,500, or 47.4%, primarily due to net increases in NOW account fees and other miscellaneous branch fee income.

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATIONS continued

Non-interest expense for the three months ended December 31, 2001 increased by $689,400, or 22.7%, from the prior year comparable period. This was primarily the result of a $501,000, or 31.0% increase in compensation and benefits attributable to increased staffing along with employee 401(k) benefits, incentive bonuses paid, and salary and wage adjustments. Other Office occupancy and equipment decreased by $31,700, or 4.7%, due to the absence of branch opening and branch relocation costs incurred in the prior year comparable period. Other, non-interest expense increased by $220,100, or 29.4%, primarily attributable to increases in the cost of furniture and equipment and professional services.

The federal income tax provision for the three-month period ended December 31, 2001 increased to an effective rate of 34.7% for the current period from an effective rate of 33.6% for the prior year comparable period.

RESULTS OF OPERATIONS	Six months ended December 31, 2001, compared to six months ended December 31, 2000.

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

The Company’s net income for the six months ended December 31, 2001 was $3,513,200 as compared to $3,269,000 for the prior year comparable period. This represents an increase of $244,200, or 7.5%, when compared with the prior year comparable period.

Net interest income for the six months ended December 31, 2001 increased by $952,400, or 9.8%, due to a decrease of $1,453,800, or 5.4%, in interest income and a $2,406,200, or 13.9%, decrease in interest expense, both of which resulted from the dramatic decline in market interest rates during the current period. The decrease in interest income resulted primarily from a decrease of 99 basis points in the return on interest-earning assets in the current period. This

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATIONS continued

decrease in yield more than offset the increase of $43.6 million in the average balance of interest-earning assets and resulted in an overall decrease to interest income of $1,453,800 in the current period. The average balance on interest-bearing liabilities increased by $36.0 million from the prior year comparable period, while the average cost of funds on interest-bearing liabilities decreased by 110 basis points in the current period, resulting in an overall decrease in interest expense of $2,406,200. The Company’s net interest income increased due to an increase of 11 basis points in the Company’s interest-rate spread during the current period as compared to the prior year comparable period, as well as balance sheet growth in both interest-earning assets and interest-bearing liabilities.

For the six months ended December 31, 2001, a $353,000 provision for general loan losses was recorded, while no provision for general loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for general loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the six months ended December 31, 2001, the Company experienced a decrease in the level of impaired loans of $170,000 and a decrease of $223,000 in classified assets. Due to an increase in the loan portfolio of $26.1 million, management determined it was necessary to record a provision for general loan losses of $353,000 in the current period. During the six months ended December 31, 2000, the Company experienced a decrease in the level of impaired loans of $1,277,000 and a decrease of $1,054,000 in classified assets. Management determined it was not necessary to record a provision for general loan losses in the prior period due to decreases in both impaired loans and classified assets. At December 31, 2001, the allowance for loan losses was $3.9 million, which represented 74.3% of non-performing loans and 0.6% of net loans.

For the six months ended December 31, 2001, non-interest income increased $821,800, or 79.8%, from the prior year comparable period. This resulted primarily from an increase of $1,167,000 from mortgage-banking activities that resulted primarily from an increase in profit

PART I FINANCIAL INFORMATION
ITEM 2

RESULTS OF OPERATIONS continued

on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

In addition, other non-interest income, net decreased by 430,500, or 89.4%, in the current period primarily due to a reduction in rental income and gains recognized on real estate held for investment. Service and other fees increased by $85,300, or 38.7%, primarily due to net increases in NOW account fees and other miscellaneous branch fee income.

Non-interest expense for the six months ended December 31, 2001 increased by $1,006,600 or 17.1%, from the prior year comparable period. This was primarily the result of a $747,900, or 23.6%, increase in compensation and benefits primarily attributable to increased staffing along with employee 401(K) benefits, incentive bonuses paid, and salary and wage adjustments. Other, non-interest expense increased by $233,500, or 15.9%, primarily attributable to increases in the cost of furniture and equipment and professional services.

The federal income tax provision for the six-month period ended December 31, 2001 increased to an effective rate of 34.0% for the current period from an effective rate of 33.4% for the prior year comparable period.

PART I FINANCIAL INFORMATION
ITEM 3

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity measures its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. Management believes the Company maintains sufficient liquidity to meet its operational needs.

ANNUAL MEETING VOTING RESULTS

The Company’s Annual Meeting of Stockholders was held on October 22, 2001. A total of 4,621,833 shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.

Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

	Votes in Favor
Nominee	of election	Votes Against

Creighton E. Miller	4,578,836	42,997
John R. Male	4,575,252	46,581
Stanley T. Jaros	4,579,130	42,703

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the Company’s interest rate risk position or any changes to how the Company manages its Asset/Liability position since June 30, 2001.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	PVF did not file any reports on Form 8-K during the three-month period ended December 31, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)

Date:	February 12, 2002	/s/ C. Keith Swaney
C. Keith Swaney President and Treasurer