Form 10-Q
period 2002-03-31
PVF CAPITAL CORP
filed 2002-05-02
CIK 928592

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20552

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002.

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________to ___________________

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

YES X      NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	5,332,906

(Class)	(Outstanding at April 30, 2002)

PVF CAPITAL CORP.

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31	June 30,
ASSETS	2002	2001

Cash and cash equivalents:

Cash and amounts due from depository institutions	$7,510,755	$8,144,926

Interest bearing deposits	619,265	1,200,192

Federal funds sold	7,050,000	56,050,000

Total cash and cash equivalents	15,180,020	65,395,118

Securities held to maturity, at cost	60,144,341	50,211,605

Loans receivable, net	585,200,420	573,643,498

Loans receivable held for sale, net	3,200,924	6,151,814

Mortgage-backed securities held to maturity, net	8,907,585	18,123,936

Office properties and equipment, net	9,059,849	7,783,457

Real estate owned, net	547,472	547,279

Real estate held for investment	1,650,000	1,300,000

Stock in the Federal Home Loan Bank of Cincinnati	9,849,489	9,442,305

Prepaid expenses and other assets	6,335,781	3,925,903

Total Assets	$700,075,881	$736,524,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits	$486,451,453	$480,532,150

Advances from the Federal Home Loan Bank of Cincinnati	140,753,827	185,866,855

Notes payable	5,350,000	4,700,000

Advances from borrowers for taxes and insurance	4,101,817	6,469,061

Accrued expenses and other liabilities	11,281,187	10,950,714

Total Liabilities	647,938,284	688,518,780

Stockholders’ Equity Serial preferred stock, none issued	—	—

Common stock, $0.01 par value, 15,000,000 shares authorized; 5,465,763 and 5,339,447 shares issued, respectively	54,658	53,313

Additional paid-in-capital	31,427,587	31,237,583

Retained earnings-substantially restricted	21,910,642	17,877,854

Treasury Stock, at cost 132,856 and 123,857 shares, respectively	(1,255,290)	(1,162,615)

Total Stockholders’ Equity	52,137,597	48,006,135

Total Liabilities and Stockholders’ Equity	$700,075,881	$736,524,915

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001
Interest income

Loans	$10,538,608	$12,103,826	$33,784,506	$36,057,782

Mortgage-backed securities	159,278	379,179	595,037	857,236

Cash and securities	913,578	782,550	2,835,903	3,408,342

Total interest income	11,611,464	13,265,555	37,215,446	40,323,360

Interest expense

Deposits	4,810,408	6,879,762	16,452,972	20,508,733

Borrowings	1,420,781	1,375,631	4,667,692	5,042,354

Total interest expense	6,231,189	8,255,393	21,120,664	25,551,087

Net interest income	5,380,275	5,010,162	16,094,782	14,772,273

Provision for loan losses	50,000	75,000	403,000	75,000

Net interest income after provision for loan losses	5,330,275	4,935,162	15,691,782	14,697,273

Noninterest income, net

Service and other fees	112,176	138,091	417,755	358,420

Mortgage banking activities, net	718,158	276,973	2,212,961	604,728

Other, net	39,964	151,033	90,853	632,441

Total noninterest income, net	870,298	566,097	2,721,569	1,595,589

Noninterest expense

Compensation and benefits	1,877,688	1,720,684	5,800,707	4,895,832

Office, occupancy, and equipment	692,972	738,853	1,959,502	1,980,105

Other	977,465	762,138	2,678,762	2,229,985

Total noninterest expense	3,548,125	3,221,675	10,438,971	9,105,922

Income before federal income tax provision	2,652,448	2,279,584	7,974,380	7,186,940

Federal income tax provision	889,085	770,502	2,697,792	2,408,818

Net income	$1,763,363	$1,509,082	$5,276,588	$4,778,122

Basic earnings per share	$0.33	$0.29	$1.00	$0.92

Diluted earnings per share	$0.32	$0.28	$0.98	$0.89

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,

	2002	2001

Operating Activities

Net income	$5,276,588	$4,778,122

Adjustments to reconcile net income to net cash provided by (used in) operating activities

Accretion of discount on marketable securities	0	(10,702)

Depreciation and amortization	760,458	558,522

Provision for losses on loans	403,000	75,000

Accretion of unearned discount and deferred loan origination fees, net	(845,019)	(844,485)

Gain on loans receivable held for sale, net	(2,240,945)	(277,505)

Gain on disposal of real estate owned, net	(15,006)	(55,270)

Federal Home Loan Bank stock dividends	(407,184)	(376,814)

Change in accrued interest on investments, loans, and borrowings, net	(1,529,328)	(505,871)

Origination of loans receivable held for sale, net	(227,396,842)	(40,956,998)

Sale of loans receivable held for sale, net	232,588,677	45,879,410

Change in other, net	(3,219,427)	(66,642)

Net cash provided by (used in) operating activities	3,374,972	8,196,767

Investing Activities

Loan and mortgage-backed securities repayments and originations, net	(1,864,772)	(62,806,493)

Disposals of real estate owned	283,139	142,286

Mortgage-backed securities purchased, net	0	(977,543)

Securities purchases	(10,000,000)	(49,918,836)

Securities maturities	67,264	50,063,199

Federal Home Loan Bank stock purchases	0	(907,300)

Additions to office properties and equipment, net	(2,036,850)	(2,267,229)

Increase in real estate held for investment	(350,000)	(995,426)

Net cash used in investing activities	(13,901,219)	(67,667,342)

Financing activities

Net increase in demand deposits, NOW, and passbook savings	17,845,976	1,828,994

Net increase (decrease) in time deposits	(11,926,673)	37,600,777

Net increase (decrease) in Federal Home Loan Bank advances	(45,113,028)	20,947,111

Net increase in notes payable	650,000	3,250,000

Purchase of treasury stock	(92,675)	(119,737)

Proceeds from exercise of stock options	82,353	33,405

Cash dividend paid	(1,134,804)	(1,034,814)

Net cash provided by financing activities	(39,688,851)	62,505,736

Net increase (decrease) in cash and cash equivalents	(50,215,098)	3,035,161

Cash and cash equivalents at beginning of period	65,395,118	5,671,855

Cash and cash equivalents at end of period	$15,180,020	$8,707,016

Supplemental disclosures of cash flow information:

Cash payments of interest expense	$22,616,019	$25,231,409

Cash payments of income taxes	$2,450,000	$3,250,000

Supplemental noncash investing activity:

Securitization of mortgage loans to mortgage-backed securities held to maturity	$0	$19,857,995

Transfer of loans to real estate owned	$283,332	$102,692

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
(Unaudited)

1.     The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2001 consolidated statement of financial condition which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2002. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2.     Recently Issued Accounting Standards

SFAS No. 141 “Business Combinations” was issued in July 2001 and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. PVF adopted Statement 141 on July 1, 2001.

SFAS No. 142, “Goodwill and Other Intangible Assets” was issued in July 2001 and replaces the requirement to amortize intangible assets with infinite lives and goodwill with requirements for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. The Company must adopt statement 142 by July 1, 2002. Management determined that the adoption of Statement 142 would not have a material impact on the Company’s consolidated financial statements.

PART I Financial Information
Item 1

3.     The following table discloses Earnings Per Share for the three and nine months ended March 31, 2002 and March 31, 2001.

			Three months ended March 31,
	2002			2001

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS

Net Income	$1,763,363	5,302,739	$0.33	$1,509,082	5,211,473	$0.29

Effect of Stock Options	—	95,378	0.01	—	178,902	0.01

Diluted EPS

Net Income	$1,763,363	5,398,117	$0.32	$1,509,082	5,390,375	$0.28

			Nine months ended March 31,
	2002			2001

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS

Net Income	$5,276,588	5,252,598	$1.00	$4,778,122	5,214,354	$0.92

Effect of Stock Options	—	96,456	0.02	—	177,219	0.03

Diluted EPS

Net Income	$5,276,588	5,349,054	$0.98	$4,778,122	5,391,573	$0.89

Note —	Shares represent average shares for the period adjusted for Treasury Stock
Stock options for 81,645 and 81,645 shares of common stock were not considered in computing dilutive earnings per common share for the three and nine month periods ended March 31, 2002 because they were anti-dilutive

Part I Financial Information

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and nine-month periods ended March 31, 2002 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., a wholly-owned and currently inactive subsidiary.

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

FINANCIAL CONDITION

Consolidated assets of PVF were $700.1 million as of March 31, 2002, a decrease of approximately $36.4 million, or 4.9%, as compared to June 30, 2001. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.41%, 7.41% and 10.77%, respectively at March 31, 2002.

During the nine months ended March 31, 2002, the Company’s cash and

Part I Financial Information
Item 2

cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $50.2 million, or 76.8%, as compared to June 30, 2001. The change in the Company’s cash and cash equivalents consisted of decreases in cash and interest-bearing deposits of $1.2 million and a decrease in federal funds sold of $49.0 million.

The net $0.6 million, or 0.1%, decrease in loans receivable, loans receivable held for sale and mortgage-backed securities during the nine months ended March 31, 2002, resulted from an increase in loans receivable and loans receivable held for sale of $8.6 million and a decrease in mortgage-backed securities of $9.2 million. The increase of $8.6 million in loans receivable included increases of $11.0 million in home equity loans, $6.0 million in commercial real-estate loans, $5.4 million in commercial equity line of credit loans, $4.2 million in land loans, $3.8 million in construction loans (primarily single-family construction loans) and $2.8 million in consumer loans. These increases were offset by a $23.7 million dollar decrease in single-family mortgage loans and a decrease of $0.9 million in multi-family loans. The decrease in single-family mortgage loans resulted primarily from the refinance of adjustable-rate loans into fixed-rate loans, in addition to the high volume of fixed-rate loan sales during the period. The Bank typically originates single-family fixed-rate loans for sale, while retaining single-family adjustable-rate loans for investment. During periods of lower interest rates borrowers are generally attracted to fixed-rate financing, while the reverse is true during periods of higher interest rates. Since interest rates have been in a lower range throughout the current period, most single-family loans originated have been fixed-rate loans originated for sale. The decrease in mortgage-backed securities resulted from both scheduled principal payments and pre-payments received of $9.2 million. There were no material changes to the composition of the portfolio.

Securities increased by $9.9 million, or 19.8%. This resulted from the purchase of $10.0 million in agency securities and the scheduled maturity of $0.1 million in a municipal security. The increase of $1.3 million in office properties and equipment is the result of capital improvements to our Corporate Center office in Solon, Ohio. Investment in real estate increased by $350,000, or 26.9%, due to the investment by PVF Service Corp. in two fully improved residential building lots. Investment in stock with the Federal Home Loan Bank of Cincinnati increased by $0.4 million due to the receipt of stock dividends. The increase in prepaid expenses and other assets of $2.4 million, or 61.4%, is primarily attributable to an increase in the mortgage servicing asset of $1.6 million that resulted from the high volume of loan sales during the period along with an increase of $0.8 million in accrued interest receivable on securities.

The decrease of $45.1, or million, or 24.3%, in advances from the Federal Home Loan Bank of Cincinnati was the result of management’s decision to utilize excess cash and cash equivalents that resulted

Part I Financial Information
Item 2

from the maturity of an agency security just prior to June 30, 2001, to repay short-term advances from the Federal Home Loan Bank of Cincinnati. Deposits increased by $5.9 million due to the Bank’s decision to offer attractive short-term certificate of deposit rates. The increase in notes payable of $650,000 was used to fund the investment in real estate and for other general operating expenses. The decrease in advances from borrowers for taxes and insurance of $2.4 million, or 36.6%, is due to timing differences between the collection and payment of escrow funds.

The decrease in cash and cash equivalents of $50.2 million, along with the repayment of $9.2 million in mortgage-backed securities and the increase of $5.9 million in deposits were used to repay Federal Home Loan Bank advances of $45.1 million, fund the increase in loans receivable and loans receivable held for sale of $8.6 million, and for the purchase of $10.0 million in securities.

RESULTS OF OPERATIONS	Three months ended March 31, 2002, compared to three months ended March 31, 2001.

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

The Company’s net income for the three months ended March 31, 2002 was $1,763,400 as compared to $1,509,100 for the prior year comparable period. This represents an increase of $254,300, or 16.9%, when compared with the prior year comparable period.

Net interest income for the three months ended March 31, 2002 increased by $370,100, or 7.4%, as compared to the prior year comparable period. This resulted from a decrease of $1,654,100, or 12.5%, in interest income and a $2,024,200, or 24.5%, decrease in interest expense, both of which resulted from the dramatic decline in

Part I Financial Information
Item 2

market interest rates during the current period. The decrease in interest income resulted from a decrease of 151 basis points in the return on interest-earning assets in the current period. This decrease in yield more than offset the increase of $43.7 million in the average balance of interest earning assets and resulted in an overall decrease to interest income of $1,654,100 in the current period. The average balance on interest bearing liabilities increased by $37.5 million from the prior year comparable period, while the average cost of funds on interest-bearing liabilities decreased by 167 basis points in the current period, resulting in an overall decrease in interest expense of $2,024,200. The Company’s net interest income increased due to an increase of 16 basis points in the company’s interest-rate spread during the current period as compared to the prior years comparable period, as well as balance sheet growth in both interest earning assets and interest bearing liabilities.

For the three months ended March 31, 2002, a $50,000 provision for general loan losses was recorded, while a $75,000 provision for general loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended March 31, 2002, the Company experienced a decrease in the loan portfolio of $17.5 million, and increases in the level of impaired loans and classified assets of $0.9 million each, and had $13,000 in loans charged off. Due to increases in impaired loans and classified assets, along with loans charged off during the period and changes to the overall composition of the loan portfolio, management determined it was necessary to record a provision for general loan losses of $50,000 in the current period. At March 31, 2002, the allowance for loan losses was $3.9 million, which represented 64.1% of non-performing loans and 0.67% of loans. During the three months ended March 31, 2001, the Company experienced loan growth of $15.9 million, an increase in the level of impaired loans of $2.2 million, an increase of $1.0 million in classified assets and had no loans charged off. Due to the growth of the loan portfolio, and increases in impaired loans and classified assets,

Part I Financial Information
Item 2

management determined it was necessary to record a provision for loan general losses of $75,000 in the prior period. At March 31, 2001, the allowance for loan losses was $3.4 million, which represented 58.9% of non-performing loans and 0.60% of loans.

For the three months ended March 31, 2002, noninterest income increased $304,200, or 53.7%, from the prior year comparable period. This was primarily attributable to an increase of $441,200, or 159.3%, in income from mortgage banking activities that resulted primarily from an increase in gain on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Service and other fees decreased by $25,900, or 18.8%, from the prior year comparable period primarily due to decreases in miscellaneous loan fees and savings account fee income. Other non-interest income, net, decreased by $111,100, or 73.5%, primarily due to decreased rental income in the current period.

Noninterest expense for the three months ended March 31, 2002 increased by $326,400, or 10.1%, from the prior year comparable period. This resulted from a $157,000, or 9.1%, increase in compensation and benefits attributable to increased staffing along with employee 401(k) benefits, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment decreased by $45,900, or 6.2% due to the absence of branch opening and branch relocation costs incurred in the prior year comparable period. Other noninterest expense increased by $215,300, or 28.3%, primarily attributable to increases in professional services and advertising in the current period.

The federal income tax provision for the three-month period ended March 31, 2002 decreased to an effective rate of 33.5% for the current period from an effective rate of 33.8% for the prior year comparable period.

RESULTS OF OPERATIONS	Nine months ended March 31, 2002, compared to nine months ended March 31, 2001.

The Company’s net income for the nine months ended March 31, 2002 was $5,276,600 as compared to $4,778,100 for the prior year comparable period. This represents an increase of $498,500, or 10.4%, when compared with the prior year comparable period.

Net interest income for the nine months ended March 31, 2002 increased by $1,322,500, or 9.0%, as compared to the prior year comparable period. This resulted from a decrease of $3,107,900, or 7.7%, in interest income and a $4,430,400, or 17.3%, decrease in interest

Part I Financial Information
Item 2

expense, both of which resulted from the dramatic decline in market interest rates during the current period. The decrease in interest income resulted primarily from a decrease of 116 basis points in the return on interest-earning assets in the current period. This decrease in yield more than offset the increase of $43.6 million in the average balance of interest earning assets and resulted in an overall decrease to interest income of $3,107,900 in the current period. The average balance on interest bearing liabilities increased by $36.5 million from the prior year comparable period, while the average cost of funds on interest-bearing liabilities decreased by 129 basis points in the current period, resulting in an overall decrease in interest expense of $4,430,400 in the current period. The Company’s net interest income increased due to an increase of 13 basis points in the company’s interest-rate spread during the current period as compared to the prior years comparable period, as well as balance sheet growth in both interest earning assets and interest bearing liabilities.

For the nine months ended March 31, 2002, a $403,000 provision for general loan losses was recorded, while a $75,000 provision for general loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the nine months ended March 31, 2002, the Company experienced growth in the loan portfolio of $8.6 million, increases in the level of impaired loans and classified assets of $0.7 million each, and had $40,000 in loans charged off. Due to the growth of the loan portfolio, increases in the level of impaired loans and classified assets, along with loans charged off during the period and changes to the overall composition of the loan portfolio, management determined it was necessary to record a provision for general loan losses of $403,000 in the current period. At March 31, 2002, the allowance for loan losses was $3.9 million, which represented 64.1% of non-performing loans and 0.67% of loans. During the nine months ended March 31, 2001, the Company experienced growth in the loan portfolio of $40.8 million, an increase in the level of impaired loans of $0.9

Part I Financial Information
Item 2

million, and had $215,000 in loans charged off. Due to the growth of the loan portfolio, an increase in the level of impaired loans, and loans charged off during the period, management determined it was necessary to record a provision for general loan losses of $75,000 in the prior period. At March 31, 2001, the allowance for loan losses was $3.4 million, which represented 58.9% of non-performing loans and 0.60% of loans.

For the nine months ended March 31, 2002, noninterest income increased $1,126,000, or 70.6%, from the prior year comparable period. This was attributable to an increase of $1,608,200, or 265.9%, in income from mortgage banking activities that resulted primarily from an increase in gain on loan sales in the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Service and other fees increased by $59,300, or 16.6%, from the prior year comparable period primarily due to increases in NOW account fees and other miscellaneous branch fee income. Other non-interest income, net, decreased by $541,600, or 85.6%, in the current period primarily due to decreased rental income in the current period along with gains recognized on the sale of real estate held for investment in the prior period.

Noninterest expense for the nine months ended March 31, 2002 increased by $1,333,000, or 14.6%, from the prior year comparable period. This resulted from a $904,900, or 18.5%, increase in compensation and benefits attributable to increased staffing, incentive bonuses paid, and salary and wage adjustments. Other noninterest expense increased by $448,800, or 20.1%, primarily attributable to increases in the cost of professional services and advertising in the current period.

The federal income tax provision for the nine-month period ended March 31, 2002 increased to an effective rate of 33.8% for the current period from an effective rate of 33.5% for the prior year comparable period.

Part I Financial Information
Item 2

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity measures its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. Management believes the Company maintains sufficient liquidity to meet its operational needs.

Part I Financial Information

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the Company’s interest rate risk position or any changes to how the Company manages its Asset/ Liability position since June 30, 2001. This is attributable to the Company’s Asset/Liability Management policy of monitoring and matching the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities, while remaining short-term with the weighted average maturity and re-pricing periods.

Part II	Other Information

Item 1.	Legal Proceedings. N/A

(a) Information pertaining to lawsuits is set forth in Item 3 of Form 10-K for the Year ended June 30, 2001.

Item 2.	Changes in Securities and Use of Proceeds. N/A

Item 3.	Defaults Upon Senior Securities. N/A

Item 4.	Submission of Matters to a Vote of Security Holders. N/A

Item 5.	Other Information. N/A

Item 6.	Exhibits and Reports on Form 8-K.

(a) The Company filed a form 8-K on February 19, 2002 Changes in Registrants Certifying Accountant

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)

Date:	May 2, 2002	/s/ C. Keith Swaney C. Keith Swaney President and Treasurer