Form 10-K
period 2002-06-30
PVF CAPITAL CORP
filed 2002-09-27
CIK 928592

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

[ ]	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-24948

PVF Capital Corp.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1659805

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30000 Aurora Road, Solon, Ohio	44139

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (440) 248-7171

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $.01 per share)

Title of Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant’s voting stock is listed on the NASDAQ SmallCap Market under the symbol “PVFC.” The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the Nasdaq SmallCap Market on September 6, 2002, was $52,215,244. For purposes of this calculation, it is assumed that directors, executive officers and 5% stockholders of the registrant are affiliates. As of September 6, 2002, the registrant had 5,790,726 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     1.     Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002. (Parts II and IV)

     2.     Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

1

PART I

Item 1. Business

General

     PVF Capital Corp. (“PVF” or the “Company”) is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”). PVF owns and operates Park View Federal Savings Bank, PVF Service Corporation (“PVFSC”), a real estate subsidiary, and Mid Pines Land Company (“MPLC”), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary, currently inactive, and two other subsidiaries chartered for future operation, but which are also currently inactive. Park View Federal is a federal stock savings bank operating through thirteen offices located in Cleveland and surrounding communities. Park View Federal has operated continuously for 81 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF Capital Corp’s main office is located at 30000 Aurora Road, Solon, Ohio 44139, and its telephone number is (440) 248-7171.

     The Bank’s principal business consists of attracting deposits from the general public and investing these funds primarily in loans secured by first mortgages on real estate located in the Bank’s market area, which consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. Park View Federal emphasizes the origination of loans for the purchase or construction of residential real estate, commercial real estate and multi-family residential property and land loans. To a lesser extent, the Bank originates loans secured by second mortgages, including home equity lines of credit and loans secured by savings deposits.

     The Bank derives its income principally from interest earned on loans and, to a lesser extent, loan servicing and other fees, gains on the sale of loans and mortgage-backed securities and interest earned on investments. The Bank’s principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, Federal Home Loan Bank advances, repayments of outstanding loans, sales of loans and mortgage-backed securities and operating revenues. The business of PVF consists primarily of the business of the Bank.

     Park View Federal is subject to examination and comprehensive regulation by the Office of Thrift Supervision (the “OTS”), and the Bank’s savings deposits are insured up to applicable limits by the Savings Association Insurance Fund (the “SAIF”), which is administered by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is a member of and owns capital stock in the Federal Home Loan Bank (the “FHLB”) of Cincinnati, which is one of 12 regional banks in the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained and certain other matters. See “— Regulation of the Bank.”

Market Area

     The Bank conducts its business through thirteen offices located in Cuyahoga, Summit, Medina, Lake and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. At June 30, 2002, over 90% of the Bank’s net loan portfolio and over 90% of the Bank’s deposits were in the Bank’s market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, Medina and Summit Counties, where demographic growth has been stronger.

     The economy in the Cleveland area historically has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of service, financial and wholesale and retail trade industries.

Lending Activities

Loan Portfolio Composition and Mortgage-Backed Securities

     The Company’s net loan portfolio totaled $575.2 million at June 30, 2002, representing 84.6% of total assets at such date. It is the Company’s policy to concentrate its lending in its market area. In addition, Company also held $7.3 million, or 1.1% of assets, in mortgage-backed securities at June 30, 2002.

     Set forth below is certain data relating to the composition of the Company’s loan portfolio by type of loan on the dates indicated. As of June 30, 2002, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	At June 30,

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans receivable held for investment:
Single-family residential held for investment	$158,834	28.18%	$207,346	36.15%	$197,445	38.45%
Home equity lines of credit	53,349	9.47	37,597	6.55	30,978	6.03
Multi-family residential	43,452	7.71	43,772	7.63	42,503	8.27
Commercial	133,146	23.63	125,769	21.92	115,226	22.43
Commercial equity line of credit	22,872	4.06	15,232	2.66	12,079	2.35
Land	60,125	10.67	58,833	10.26	41,583	8.10
Construction residential	110,596	19.62	106,275	18.53	106,706	20.77
Construction multi-family residential	1,085	0.19	306	0.05	0	0.00
Construction commercial	33,451	5.94	28,962	5.05	21,604	4.21
Consumer	8,459	1.50	5,773	1.00	4,391	0.85

	625,369	110.97	629,866	109.80	572,516	111.46

Less:
Accrued interest receivable	2,974	0.53	3,415	0.60	3,020	0.59
Deferred loan fees	(2,790)	(0.50)	(2,318)	(0.40)	(2,130)	(0.41)
Unearned discount	(3)	0.00	(4)	0.00	(16)	0.00
Undisbursed portion of loan proceeds	(58,098)	(10.30)	(53,795)	(9.39)	(56,288)	(10.98)
Market valuation reserve	0	0.00	0	0.00	(45)	(0.01)
Allowance for loan losses	(3,902)	(0.69)	(3,520)	(0.61)	(3,387)	(0.65)

Total other items	(61,819)	(10.97)	(56,222)	(9.80)	(58,846)	(11.46)

Total loans receivable held for investment	$563,551	100.00%	$573,643	100.00%	$513,670	100.00%

Single-family residential held for sale	11,680		$6,152		$10,738
Mortgage-backed securities held to maturity	$7,211		$17,912		$1,208
Accrued interest receivable	86		212		7
Total mortgage-backed securities	$7,297		$18,124		$1,215

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At June 30,

	1999		1998

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans receivable held for investment:
Single-family residential held for investment	$139,536	35.28%	$140,578	37.92%
Home equity lines of credit	22,956	5.80	18,762	5.06
Multi-family residential	34,075	8.61	31,493	8.50
Commercial	105,427	26.65	94,588	25.52
Commercial equity line of credit	4,713	1.19	1,879	0.51
Land	42,003	10.62	30,462	8.22
Construction residential	82,475	20.85	80,139	21.62
Construction multi-family residential	1,763	0.45	4,089	1.10
Construction commercial	16,694	4.25	11,835	3.19
Consumer	3,086	0.78	2,008	0.54

	452,828	114.48	415,833	112.63

Less:
Accrued interest receivable	2,191	0.55	2,199	0.59
Deferred loan fees	(1,951)	(0.49)	(1,690)	(0.45)
Unearned discount	(23)	(0.01)	(36)	(0.01)
Undisbursed portion of loan proceeds	(54,864)	(13.87)	(44,621)	(12.04)
Market valuation reserve	0	0.00	0	0.00
Allowance for loan losses	(2,630)	(0.66)	(2,687)	(0.72)

Total other items	(57,277)	(14.48)	(46,835)	(12.63)

Total loans receivable held for investment	$395,551	100.00%	$368,998	100.00%

Single-family residential held for sale	$1,772		$1,645
Mortgage-backed securities held to maturity	$1,722		$2,933
Accrued interest receivable	11		18
Total mortgage-backed securities	$1,733		$2,951

     The following table presents at June 30, 2002 the amounts of loan principal repayments scheduled to be received by the Company during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank’s actual repayment experience to differ from that shown below.

	Due During	Due One
	the Year	Through Five	Due Five Years
	Ending	Years After	or More After
	June 30,	June 30,	June 30,
	2003	2002	2002

		(In thousands)
Real estate mortgage loans	$224,202	$219,533	$36,436
Real estate construction loans	87,034	0	0
Consumer loans	6,160	1,019	846

Total	$317,396	$220,552	$37,282

     The following table apportions the dollar amount of the loans outstanding at June 30, 2002 that are due or repricing after June 30, 2003 between those with predetermined interest rates and those with adjustable interest rates.

		Floating or
	Predetermined Rates	Adjustable Rates	Total

		(In thousands)
Real estate mortgage loans (1)	$28,248	$227,721	$255,969
Consumer loans	1,865	0	1,865

Total	$30,113	$227,721	$257,834

___________

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

     The Bank originates all fixed-rate, single-family mortgage loans in conformity with the Federal Home Loan Mortgage Corporation (the “FHLMC”) and Federal National Mortgage Association (the “FNMA”) guidelines so as to permit their being swapped with the FHLMC or the FNMA in exchange for mortgage-backed securities secured by such loans or their sale in the secondary market. All such loans are sold or swapped, as the case may be, with servicing retained, and are sold in furtherance of the Bank’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. The Bank generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells or converts into mortgage-backed securities, and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

     The following table shows total loan origination and sale activity during the periods indicated.

	Year Ended June 30,

	2002	2001	2000

	(In thousands)
Loans originated:
Real estate:
Residential and commercial (1)	$284,991	$156,913	$123,663
Construction (1)	125,461	130,227	134,681
Land	24,821	38,448	22,587
Savings Deposit	283	735	585
Other	1,543	1,458	1,371

Total loans originated	$437,099	$327,781	$282,887

Loans refinanced	$36,691	$22,952	$6,457
Loans and mortgage-backed securities sold	$295,706	$106,048	$37,826

(1) Includes single-family and multi-family residential and commercial loans.

Loan Underwriting Policies

     The Bank’s lending activities are subject to the Bank’s written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are generally performed by an internal staff appraiser or by independent outside appraisers approved by the Bank’s Board of Directors. The Bank’s Loan Underwriter has authority to approve all fixed-rate single-family residential mortgage loans which meet FHLMC and FNMA underwriting guidelines and those adjustable-rate single-family residential mortgage loans which meet the Bank’s underwriting standards and are in amounts of less than $400,000. The Board of Directors has established a Loan Committee comprised of the Chairman of the Board and other officers and management of the Bank. This committee reviews all loans approved by the underwriter and has the authority to approve single-family residential loans up to $750,000, construction, multi-family and commercial real estate loans up to $1.0 million and line of credit and commercial non-real estate loans up to $500,000. All loans in excess of the above amounts must be approved by the Board of Directors. All loans secured by savings deposits can be approved by lending officers based in the Bank’s branch offices.

     It is the Bank’s policy to have a mortgage creating a valid lien on real estate and to generally obtain a title insurance policy which insures that the property is free of prior encumbrances. When a title insurance policy is not obtained, a lien verification is received. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and homeowners insurance.

     The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. The Bank will make a single-family residential mortgage loan with up to a 100% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on multi-family loans to 80% and commercial real estate mortgages to 75%.

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

     Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family residential real estate loans in its market area. The Bank currently originates fixed-rate residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that reset after five or seven years to a rate which is 0.5% above the FHLMC 60 day delivery rate, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 2002, $158.8 million, or 28.2%, of the Bank’s net loan portfolio held for long-term investment consisted of single-family conventional mortgage loans, of which approximately $146.3 million, or 85.8%, carried adjustable interest rates. Included in this amount are $20.6 million in second mortgage loans. In addition, the Bank had $11.7 million in loans available for sale. These loans carry fixed rates and are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.

     The Bank offers adjustable-rate residential mortgage loans with interest rates which adjust based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board (the “Treasury Rate”), plus a margin of from 2.50% to 3.50%. The amount of any increase or decrease in the interest rate is usually limited to 2% per year, with a limit of 6% over the life of the loan. The date of the first rate adjustment may range from one to five years from the original date of the loan.

     Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank’s multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three to five years based upon changes in the Treasury Rate Index or Federal Home Loan Bank advance rate, plus a negotiated margin of between 2.5% and 3.5%. In addition the Bank makes revolving line of credit loans secured by mortgages on commercial and multi-family property. Said loans are adjustable rate loans based on the prime interest rate and are made for terms of up to two years. These loans are underwritten using the same guidelines as for first mortgage, commercial and multi-family loans. Commercial real estate loans, including commercial equity lines of credit, and multi-family residential real estate loans amounted to $199.5 million, or 35.4%, of the Bank’s net loan portfolio held for long-term investment at June 30, 2002.

     Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space, and, as such, may be subject to a greater extent to adverse conditions in the economy. To minimize these risks, Park View Federal generally limits itself to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. The Bank obtains financial statements and, in most cases, personal guarantees from all principals obtaining commercial real estate loans.

     Construction Loans. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in the Bank’s market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Interest rates on residential construction loans made to the eventual occupant are set at competitive rates, and are usually fixed for the construction term. Interest rates on residential construction loans to builders are set at a variable rate based on the prime rate, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 18 months. Advances are generally paid directly to subcontractor’s and suppliers and are made on a percentage of completion basis. At June 30, 2002, $145.1 million, or 25.7%, of the Bank’s net loan portfolio held for long-term investment consisted of construction loans.

     Prior to making a commitment to fund a loan, the Bank requires an appraisal of the property by an appraiser approved by the Board of Directors. The Bank also reviews and inspects each project at the commencement of construction and prior to disbursement of funds during the term of the construction loan.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

     Land Loans. The Bank originates loans to builders and developers for the acquisition and/or development of vacant land. The proceeds of the loan are used to acquire the land and/or to make site improvements necessary to develop the land into saleable lots. The Bank will not originate land loans to borrowers wishing to speculate in the value of land, and limits such loans to borrowers who expect to begin development of the property within two years of the date of the loan. The term of the loans are generally limited to two years. Repayments are made on the loans as the developed lots are sold.

     Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well known to the Bank, and it obtains the financial statements and personal guarantees of such builders and developers. The Bank also requires feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to 80% of the appraised value. If land is being acquired, the amount of the loan to be used for such purposes usually is limited to 75% of the cost of the land. All of these loans originated are within the Bank’s market area. The Bank had $60.1 million, or 10.7% of its net loan portfolio held for long-term investment, in land loans at June 30, 2002.

     Equity Line of Credit Loans. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5-year review and renewal option followed by a balloon payment. The rate adjusts monthly to a rate ranging from the prime lending rate to prime plus 2.0%. At June 30, 2002, the Bank had $53.3 million, or 9.5% of its net loan portfolio held for long-term investment in home equity lines of credit.

     Commercial Business Loans. The Bank will make commercial business loans secured by non-real estate assets such as accounts receivables, inventory, furniture and fixtures, equipment and certain intangible assets. Such loans are made on a limited basis (up to 5% of assets) to credit worthy customers of the Bank. The loans are made for up to 75% of the collateral value not to exceed $3.0 million for terms up to 10 years. The Bank requires the personal guarantee of all borrowers for such loans.

Mortgage Banking Activity

     In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 2002, the Bank reported net loan servicing fee income of $4,112, and at June 30, 2002 was servicing $528.3 million of loans for others. The Bank has been able to keep delinquencies on loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate, single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.

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

     Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the Bank’s market area.

     At June 30, 2002 and June 30, 2001, the Bank had $11,680,000 and $6,152,000 of fixed-rate single-family mortgage loans available for sale.

Non-Performing Loans and Other Problem Assets

     It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5% of the scheduled principal and interest payment. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 20 days. The Bank orders a property inspection after a loan payment becomes 45 days past due. If a delinquency exceeds 90 days in the case of a residential mortgage loan, 60 days in the case of a construction loan or 60 days for a loan on commercial real estate, the Bank will institute additional measures to enforce its remedies resulting from the loan’s default, including, commencing foreclosure action. Loans which are delinquent 90 days or more generally are placed on nonaccrual status, and formal legal proceedings are commenced to collect amounts owed.

     The following table sets forth information with respect to the Bank’s nonperforming loans and other problem assets at the dates indicated.

	At June 30,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Nonaccruing loans (1):
Real estate	$7,805	$5,385	$4,842	$3,639	$3,262
Consumer loans	0	0	0	0	15

Total	$7,805	$5,385	$4,842	$3,639	$3,277

Accruing loans which are contractually past due 90 days or more:
Real estate	$0	$20	$935	$248	$163

Total	$0	$20	$935	$248	$163

Total nonaccrual and 90 days past due loans	$7,805	$5,405	$5,777	$3,887	$3,440

Ratio of non-performing loans to total loans and mortgage-backed securities	1.36%	0.90%	1.10%	.97%	0.92%

Other non-performing assets (2)	$564	$547	$488	$168	$699

Total non-performing assets	$8,369	$5,952	$6,265	$4,055	$4,139

Total non-performing assets to total assets	1.23%	0.81%	1.02%	0.90%	0.96%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual include all loans classified as substandard, doubtful or loss, loans in foreclosure and all loans greater than 90-days past due with a loan-to-value ratio greater than 65%. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

     It is the Bank’s policy to not record into income partial interest payments. During the year ended June 30, 2002, gross interest income of $548,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the period. No interest was included in income on non-accruing loans.

     At June 30, 2002, non-accruing loans consisted of 35 loans totaling $7.8 million, and included 16 conventional mortgage loans aggregating $2.7 million, 8 land loans in the amount of $2.1 million, 6 construction loans in the amount of $1.7 million, 4 commercial loan in the amount of $1.2 million and 1 multi-family loans in the amount of $0.1 million. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 2002, the Bank had four real estate owned properties totaling $564,000. The properties consist of two residential properties, one residential construction property and one commercial property.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as “substandard,” “doubtful” or “loss,” if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as “special mention.” The Bank has established an Asset Classification Committee, which is comprised of senior employees of the Bank and two outside Board members. The Asset Classification Committee meets quarterly to review the Bank’s loan portfolio and determine which loans should be placed on a “watch-list” of potential problem loans which are considered to have more than normal credit risk.

Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See “Regulation of the Bank — Regulatory Capital Requirements.” OTS examiners may disagree with the insured institution’s classifications and amounts reserved. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS. At June 30, 2002, total non-accrual and 90 days past due loans and other non-performing assets were $8.4 million, of which amount approximately $6.9 million were classified as substandard. For additional information, see “— Non-Performing Loans and Other Problem Assets” and Note 4 of Notes to Consolidated Financial Statements.

     In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s and the industry’s historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank’s income.

     General allowances are made pursuant to management’s assessment of risk in the Bank’s loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management continues to actively monitor the Bank’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table summarizes the activity in the allowance for loan losses for the periods indicated.

		Year Ended June 30,

	2002	2001	2000	1999	1998

		(Dollars in thousands)
Balance at beginning of year	$3,520	$3,388	$2,630	$2,687	$2,675
Charge-offs:
Mortgage loans	204	106	93	42	238
Consumer loans (1)	2	7	0	20	0

Total charge-offs	206	113	93	62	238

Recoveries:
Mortgage loans	30	20	1	5	4
Consumer loans (1)	0	0	0	0	0

Total recoveries	30	20	1	5	4

Net charge-offs	176	93	92	57	234

Provision charged to income	558	225	850	0	246

Balance at end of year	$3,902	$3,520	$3,388	$2,630	$2,687

Ratio of net charge-offs during the year to average loans outstanding during the year	0.0%	0.0%	0.0%	0.0%	0.0%

(1)	Consists primarily of mobile home loans.

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

					At June 30,

	2002		2001		2000		1999		1998

		% of Loans in		% of Loans in		% of Loans in		% of Loans in		% of Loans in
		Category to		Category to		Category to		Category to		Category to
		Total Net Loans		Total Net Loans	Total Net Loans			Total Net Loans		Total Net Loans
	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding

	(Dollars in thousands)
Mortgage Loans:
Single-family	$1,005	49.95%	$841	54.03%	$885	56.62%	$727	50.33%	$925	54.56%
Multi-family	261	7.66	233	7.58	234	8.11	201	8.58	203	9.06
Commercial	2,187	30.46	1,934	27.24	1,596	26.51	1,438	29.74	1,227	27.66
Land	366	10.45	307	10.15	261	7.93	218	10.57	230	8.22
Unallocated	0	0.00	130	0.00	349	0.00	0	0.00	0	0.00

Total mortgage loans	3,819	98.52	3,445	99.00	3,325	99.17	2,584	99.22	2,585	99.46
Consumer loans (1)	83	1.48	75	1.00	63	0.83	46	0.78	102	0.54

Total allowance for loan losses	$3,902	100.00%	$3,520	100.00%	$3,388	100.00%	$2,630	100.00%	$2,687	100.00%

(1)	Consists of property improvement loans and mobile home loans.

Investment Activities

     Park View Federal’s investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers’ acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal’s investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 2002 Park View Federal had investments in agency notes, federal funds sold, FHLB of Cincinnati stock and interest-bearing deposits in other financial institutions.

     The Bank reports its investments, other than marketable equity securities and securities available for sale, at cost as adjusted for discounts and unamortized premiums. The Bank has the intent and ability and generally holds all securities until maturity. Any FHLMC mortgage-backed securities created from loans originated by the Bank for sale will be designated available for sale. For additional information see Notes 2 of Notes to Consolidated Financial Statements.

     At present, management is not aware of any conditions or circumstances which could impair its ability to hold its remaining securities to maturity.

     The following table sets forth the carrying value of the Bank’s securities portfolio, short-term investments and FHLB of Cincinnati stock at the dates indicated. At June 30, 2002, the fair market values of the Bank’s securities portfolio was $55.1 million. All securities are held to maturity, but are callable prior to maturity.

	At June 30,

	2002	2001	2000

	(In thousands)
Investment securities:
Municipal securities	$121	$212	$297
U.S. Government and agency securities	55,000	50,000	64,962

Total securities	55,121	50,212	65,259
Interest-bearing deposits	1,737	1,200	815
Federal funds sold	8,050	56,050	1,050
FHLB of Cincinnati stock	9,948	9,442	5,841

Total investments	$74,856	$116,904	$72,965

12

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s securities at June 30, 2002.

	At June 30, 2002

	One Year		One to Five		Five to 10		More than
	or Less		Years		Years		10 Years		Total Securities

	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield

	(Dollars in thousands)
Municipal securities	$111	6.25%	$10	6.25%	$0	0.00%	$0	0.00%	$121	$121	6.25%
U.S. Government and agency securities	0	5.07	35,000	5.07	20,000	5.41	0	0.00	55,000	55,630	5.19
Deposits (1)	9,787	0.00	0	0.00	0	0.00	0	0.00	9,787	9,787	1.75
FHLB of Cincinnati stock	0	0.00	0	0.00	0	0.00	9,948	4.75

Total	$9,898	1.80	$35,010	5.07	$20,000	5.41	$9,948		$74,856	$75,486	4.69

(1) Includes interest-bearing deposits at other financial institutions and federal funds sold.

Deposit Activity and Other Sources of Funds

     General. Deposits are the primary source of the Bank’s funds for lending, investment activities and general operational purposes. In addition to deposits, Park View Federal derives funds from loan principal and interest repayments, maturities of securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes.

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

     Park View Federal competes for deposits with other institutions in its market area by offering deposit instruments that are competitively priced and providing customer service through convenient and attractive offices, knowledgeable and efficient staff and hours of service that meet customers’ needs. To provide additional convenience, Park View Federal participates in MAC (money access card) Automated Teller Machine networks at locations throughout Ohio and other participating states, through which customers can gain access to their accounts at any time.

     The Bank’s deposits decreased by $0.8 million for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001, Deposit balances totaled $479.7 million, $480.5 million and $441.0 million at the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

     Deposits in the Bank as of June 30, 2002 were represented by the various programs described below.

Weighted
Average				Percentage
Interest		Minimum	Balance in	of Total
Rate	Category	Balance	Thousands	Deposits

1.86%	NOW accounts	$50	$36,888	7.69%
1.51	Passbook statement accounts	5	37,166	7.75
2.49	Money market accounts	1,000	21,925	4.57
0.00	Non-interest-earning demand accounts	50	12,093	2.52

			108,072	22.53
	Certificates of Deposit

4.83	3 months or less	500	128,484	26.79
4.23	3 - 6 months	500	69,266	14.44
3.69	6 - 12 months	500	56,421	11.76
4.35	1 - 3 years	500	101,749	21.21
5.41	More than three years	500	15,680	3.27

4.44	Total certificates of deposit		371,600	77.47

3.81	Total deposits		$479,672	100.00%

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	At June 30, 2002			At June 30, 2001			At June 30, 2000

			Increase			Increase
			(Decrease)			(Decrease)
		% of	From Prior		% of	From Prior		% of
	Balance	Deposits	Year	Balance	Deposits	Year	Balance	Deposits

				(Dollars in thousands)
NOW checking (1)	$48,981	10.21%	$8,880	$40,101	8.35%	$2,654	$37,447	8.49%
Super NOW checking and money market	21,925	4.57	8,927	12,998	2.70	1,152	11,846	2.69
Passbook and regular savings	37,166	7.75	5,921	31,245	6.50	(893)	32,138	7.29
Jumbo certificates	97,011	20.23	(13,550)	110,561	23.01	18,735	91,826	20.82
Other certificates	231,527	48.27	(11,321)	242,848	50.54	13,571	229,277	51.99
Keogh accounts	405	0.08	113	292	0.06	46	246	0.06
IRA accounts	42,657	8.89	170	42,487	8.84	4,285	38,202	8.66

Total	$479,672	100.00%	$(860)	$480,532	100.00%	$39,550	$440,982	100.00%

(1)	Includes non-interest-bearing demand accounts.

     The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.

	For the Year Ended June 30,

	2002			2001			2000

	Interest-			Interest-			Interest-
	Bearing			Bearing			Bearing
	Demand	Savings	Time	Demand	Savings	Time	Demand	Savings	Time
	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits

	(Dollars in thousands)
Average balance	$49,981	$35,048	$376,795	$40,034	$30,893	$399,039	$33,043	$32,544	$315,914
Average rate paid	2.16%	1.88%	5.11%	3.23%	2.50%	6.27%	2.96%	2.50%	5.58%

     The rates currently paid on certificates maturing within one year or less are lower than the rates currently being paid on similar certificates of deposit maturing thereafter. The Bank will seek to retain these deposits to the extent consistent with its long-term objective of maintaining positive interest rate spreads. Depending upon interest rates existing at the time such certificates mature, the Bank’s cost of funds may be significantly affected by the rollover of these funds. A decrease in such cost of funds, if any, may have a material impact on the Bank’s operations. To the extent such deposits do not rollover, the Bank may, if necessary, use other sources of funds, including borrowings from the FHLB of Cincinnati, to replace such deposits. See “— Borrowings.”

     The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2002.

Certificates
Maturity Period	of Deposit

(In thousands)
Three months or less	$44,631
Three through six months	17,664
Six through 12 months	13,195
Over 12 months	30,338

Total	$105,828

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the Federal Home Loan Bank of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $30 million and $100 million respectively. The REPO advance and the CMA were not drawn down at June 30, 2002. Advances from the FHLB of Cincinnati are secured by the Bank’s stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.

     The following table sets forth certain information regarding the Bank’s advances from the FHLB of Cincinnati for the periods indicated:

	At June 30,

	2002	2001	2000

	(In thousands)
Amounts outstanding at end of period	$120,740	$185,867	$114,974
Weighted average rate	4.30%	4.68%	6.38%
Maximum amount outstanding at any month end	$172,839	$185,872	$114,974
Approximate average outstanding balance	142,820	117,624	79,862
Weighted average rate	4.08%	5.68%	5.71%

     At June 30, 2002 PVFCC had one note payable for $5.0 million, and drawn down $4.9 million, collateralized by the stock of PVFSB. At June 30, 2000, PVFSC had one note payable for $1.0 million, collateralized by real estate and guaranteed by PVF. See Note 9 of Notes to Consolidated Financial Statement.

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

     As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2002, ParkView Federal was authorized to invest up to approximately $20.4 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

     PVF has three active subsidiaries, Park View Federal, PVFSC and MPLC. PVFSC is engaged in the activities of land acquisition and real estate investment. PVF has three nonactive subsidiaries, PVF Community Development Corp., PVF Mortgage Corp., and PVF Holdings, which have been chartered for future activity.

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

     In April of 2000, PVFSC sold the Berea Strip Center for $4.3 million to Berea Square Company, LLC. The proceeds from this sale were used by PVFSC to purchase the Company’s new Corporate Center in Solon, Ohio at a cost of $4.3 million. This transaction was handled as a like kind exchange for Federal income tax purposes.

     At June 30, 2002, PVFSC has a $0.3 million investment in a joint venture for the construction of a new branch office in Avon, Ohio, with the joint venture borrowing $0.7 million, guaranteed by PVFSC, for the cost of construction. In addition, PVFSC has a $5.4 million investment in office properties used by the Bank, that includes the Corporate Center in Solon, Ohio, and branch offices in Bainbridge, Ohio and Chardon, Ohio. In March 2002 PVFSC secured a loan for $3.4 million secured by its Corporate Center in Solon, Ohio. PVFSC also made a $0.8 million real estate loan for the development of land in Newbury , Ohio.

     Mid Pines Land Company. In September of 2000, MPLC purchased a commercial office building in Solon, Ohio and approximately 5 acres of adjoining land from ARAC, Inc. for $4.4 million dollars. The purchase was made for the purpose of facilitating the acquisition in April 2001 by PVFSC of the Company’s new Corporate Center. In November of 2000, the commercial office building was sold to Rockside Corporate Woods Limited, LLC for $3.6 million. At June 30, 2002 MPLC had an investment of $0.6 million in land adjacent to the Company’s new Corporate Center in Solon, Ohio

Competition

     The Bank faces strong competition both in originating real estate and other loans and in attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates and the loan fees it charges, the type of loans it originates and the quality of services it provides to borrowers. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Bank’s market area.

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

Employees

     As of June 30, 2002, PVF and its subsidiaries had 166 full-time employees and 29 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

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

     Financial Modernization Legislation. On November 12, 1999, legislation was enacted which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley (“G-L-B”) Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

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

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term “federal” in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

     Regulatory Capital Requirements. Under OTS regulations, savings institutions must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” (also referred to as “Tier 1”) capital equal to 4.0% (or 3.0% if the institution is rated CAMELS 1 under the OTS examination rating system) of adjusted total assets and “total capital,” a combination of core and “supplementary” capital, equal to 8.0% of “risk-weighted” assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated CAMELS 1). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See “— Prompt Corrective Regulatory Action.” The Bank is in compliance with all applicable regulatory capital requirements.

     In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution’s allowances for loan and lease losses allowances, and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2002, Park View Federal had no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer, home equity and land loans, residential and nonresidential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. Under the risk-based capital requirement, a savings institution is required to maintain total capital, consisting of core capital plus certain other components, including general valuation allowances, equal to 8.0% of risk-weighted assets. At June 30, 2002 the Bank’s risk-weighted assets were $492.4 million, and its total regulatory capital was $57.3 million, or 11.63% of risk-weighted assets.

     The table below presents the Bank’s capital position at June 30, 2002, relative to its various minimum regulatory capital requirements.

	At June 30, 2002

		Percent of
	Amount	Assets (1)

	(Dollars in Thousands)

Tangible Capital	$53,394	7.88%
Tangible Capital Requirement	10,160	1.50

Excess	$43,234	6.38%

Tier 1/Core Capital	$53,394	7.88%
Tier 1/Core Capital Requirement	27,094	4.00

Excess	$26,300	3.88%

Tier 1 Risk-Based Capital	$53,394	10.84%
Tier 1 Risk-Based Capital Requirement	19,695	4.00

Excess	$33,699	6.84%

Risk-Based Capital	$57,266	11.63%
Risk-Based Capital Requirement	39,390	8.00

Excess	$17,876	3.63%

(1)	Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

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

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below a “critical capital level,” the institution will be subject to conservatorship or receivership within specified time periods.

     Under regulations jointly adopted by the federal banking regulators, a savings institution’s capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution’s total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total assets). The following table shows the capital ratio requirements for each prompt corrective action category:

		Adequately		Significantly
	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized

Total risk-based capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more*	Less than 4.0%*	Less than 3.0%

*	3.0% if the institution has a composite 1 CAMELS rating.

A “critically undercapitalized” savings institution is defined as a savings institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 13 of Notes to Consolidated Financial Statements.

     Safety and Soundness Standards. Interagency Guidelines Establishing Standards for Safety and Soundness require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Additionally, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the Bank meets substantially all the standards adopted in the interagency guidelines.

     Federal Home Loan Bank System. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2002 of $9.9 million.

     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2002, the Bank had $120.7 million in advances outstanding from the FHLB of Cincinnati. See “— Deposit Activity and Other Sources of Funds — Borrowings.”

     Qualified Thrift Lender Test. A savings association that does not meet the Qualified Thrift Lender test (“QTL Test”) must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and savings association.

     To meet the QTL test, the institution must qualify as a domestic building and loan association under the Internal Revenue Code or the institution’s “Qualified Thrift Investments” must total at least 65% of “portfolio assets.” Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks. At June 30, 2002, the Bank qualified as a QTL.

     Uniform Lending Standards. Under OTS regulations, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) that have been adopted by the federal bank regulators.

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

     Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups — well capitalized, adequately capitalized or undercapitalized — using the same percentage criteria as under the prompt corrective action regulations. See “— Prompt Corrective Regulatory Action.” Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority, and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     The FDIC’s current regular semi-annual SAIF assessment rates set a base assessment rate schedule ranging from 0 to 27 basis points. Until December 31, 1999, SAIF-insured institutions were required to pay assessments to the FDIC at the rate of 6.44 basis points to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, Bank Insurance Fund (“BIF”) members were assessed for these obligations at the rate of 1.3 basis points. Since January 1, 2000, both BIF and SAIF members have been assessed at the same rate for FICO payments. At June 30, 2002, the Bank had a risk classification of 1A.

     Dividend Limitations. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Bank’s conversion from the mutual to stock form. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days’ prior notice of any proposed declaration of dividends to the holding company.

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution (which includes dividends, stock repurchases and amounts paid to stockholders of another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution’s common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution’s total distributions for the calendar year exceeds the institution’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or conditions imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

     The Bank is prohibited from making any capital distributions if after making the distribution, it would be undercapitalized as defined in the OTS’ prompt corrective action regulations. After consultation with the FDIC, the OTS may permit a savings institution to repurchase, redeem, retire or otherwise acquire shares or ownership interests if the repurchase, redemption, retirement or other acquisition: (i) is made in connection with the issuance of additional shares or other obligations of the institution in at least an equivalent amount; and (ii) will reduce the institution’s financial obligations or otherwise improve the institution’s financial condition.

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See “Taxation.” The Bank intends to make full use of this favorable tax treatment afforded to the Bank and does not contemplate use of any earnings of the Bank in a manner which would limit the Bank’s bad debt deduction or create Federal tax liabilities.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on transaction accounts of between $0 and $41.3 million, plus 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At June 30, 2002, Park View Federal met its reserve requirements.

     Interstate and Interindustry Acquisitions. OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, an institution may not establish an out-of-state branch unless (i) the institution qualifies as a “domestic building and loan association” under §7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or as a QTL, and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company, or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution’s record of compliance with the Community Reinvestment Act in connection with any branch application.

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

     Loans-to-One-Borrower Limitations. Under federal law, loans and extensions of credit outstanding at one time to a person shall not exceed 15% of the unimpaired capital and surplus of the savings institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. Applicable law authorizes savings associations to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. A savings institution is authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus.

     Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliated. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act of 1956, as amended (“BHCA”) which also applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on condition that the customer obtain some additional services from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Savings institutions are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% stockholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution’s loan to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

REGULATION OF THE COMPANY

General

     The company is a savings and loan holding company as defined by the Home Owners’ Loan Act. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. Since the Company became a unitary savings and loan holding company before May 4, 1999, there are generally no restrictions on the activities of the Company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to the restrictions applicable to a bank holding company. See “— Regulation of the Bank — Qualified Thrift Lender Test.”

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

     Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an undercapitalized savings institution pursuant to a “qualified stock issuance” without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a “qualified stock issuance,” the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company’s other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

Federal Income Taxation

     Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) in the same general manner as other corporations. Prior to legislation in 1996, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. Legislation that is effective for tax years beginning after December 31, 1995 repealed the reserve method available to thrifts and required institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. The Bank had no such excess reserve. The Bank will no longer be allowed to use the percentage of taxable income method for tax loan loss provisions, but was allowed to use the experience method of accounting for bad debts as long as it was not considered a large thrift. Beginning with June 30, 1997 taxable year, the Bank was treated the same as a small commercial bank. Institutions with less than $500 million in assets were still permitted to make deductible bad debt additions to reserves, using the experience method. Beginning with the June 30, 2000 taxable year, the Bank will be taxed as a large thrift and will only be able to take a tax deduction when a loan is actually charged off.

     Earnings appropriated to the Bank’s bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or liquidation), unless the Bank includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     In addition to the regular income tax, corporations generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax.

     The Bank’s federal income tax returns through June 30, 1992 were audited by the IRS, and the Company has federal income tax returns which are open and subject to audit for the tax years 1997 through 1999. With respect to years examined by the IRS, all deficiencies have been satisfied.

     For further information regarding federal income taxes, see Note 10 of Notes to Consolidated Financial Statements.

State Income Taxation

     The Bank is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital was taxed at a rate of 1.3%, 1.3% and 1.3% for fiscal years 2002, 2001, and 2000, respectively. The Company generally elects to be taxed as a qualifying holding company and pay Ohio tax based on its net income only. The other subsidiaries of the Company are taxed on the greater of a tax based on net income or net worth.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth information with respect to the executive officers of the Company.

	Age as of
Name	September 9, 2002	Title
John R. Male	54	Chairman of the Board and Chief Executive Officer of the Company and the Bank

C. Keith Swaney	59	President and Chief Operating Officer of the Company and the Bank, Treasurer of the Company and Chief Financial Officer of the Bank

Jeffrey N. Male	53	Vice President and Secretary of the Company and Executive Vice President of the Bank

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

Item 2. Properties

     The following table sets forth the location and certain additional information regarding the Company’s offices at June 30, 2002.

	Year		Net Book	Owned or	Approximate
	Opened/	Total	Value at	Leased/	Square
Location	Acquired	Deposits	June 30, 2002	Expiration	Footage

		(Dollars in thousands)
Main Office:

30000 Aurora Road	2000	$3,609	$6,569	Owned	51,635
Solon, Ohio

Branch Offices:

2111 Richmond Road	1967	66,208	$60	Lease	2,750
Beachwood, Ohio				3/1/09

25350 Rockside Road	1969	62,392	8	Lease	14,400
Bedford Heights, Ohio				3/1/03

11010 Clifton Blvd	1974	29,825	256	Lease	1,550
Cleveland, Ohio				8/1/05

13901 Ridge Road	1999	53,525	46	Lease	3,278
North Royalton, Ohio				8/31/04

6990 Heisley Road	1994	33,694	0	Lease	2,400
Mentor, Ohio				10/25/03

1456 SOM Center Road	1995	35,930	102	Lease	2,200
Mayfield Heights, Ohio				9/30/04

497 East Aurora Road	1994	35,796	0	Lease	2,400
Macedonia, Ohio				9/30/04

8500 Washington Street	1995	33,725	0	Lease	2,700
Chagrin Falls, Ohio				11/30/04

408 Water Street	1997	23,257	0	Owned	2,800
Chardon, Ohio

3613 Medina Road	2000	24,503	45	Lease	2,440
Medina, Ohio				8/31/04

34400 Aurora Road	2000	30,030	80	Lease	3,000
Solon, Ohio				4/30/10

16909 Chagrin Blvd	2000	47,178	141	Lease	2,904
Shaker Hts., Ohio				6/30/10

     At June 30, 2002 the net book value of the Company’s premises, furniture, fixtures and equipment was $9.8 million. See Note 6 of Notes to Consolidated Financial Statements for further information.

     The Company also owns real estate in the Solon, Ohio and Newbury, Ohio. See “— Subsidiary Activities” for further information.

Item 3. Legal Proceedings.

     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to its business. There are no material legal proceedings to which the Bank or PVF is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The information contained under the section captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002 (the “Annual Report”) is incorporated herein by reference. For information regarding restrictions on the payment of dividends see “Item 1. Business — Regulation of the Bank — Dividend Limitations.”

Item 6. Selected Financial Data

     The information contained in the table captioned “Selected Consolidated Financial and Other Data” in the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Annual Report incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

     The report of KPMG LLP with respect to the consolidated statements of financial condition of the Company and its subsidiaries as of June 30, 2001, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the years in the two-year period ended June 30, 2001 follows.

Independent Auditor’s Report

The Board of Directors
PVF Capital Corp.:

We have audited the accompanying consolidated statements of financial condition of PVF Capital Corp. and subsidiaries (Company) as of June 30, 2001, and the related consolidated statements of operations, shareholder’s equity, and cash flows each of the years in the two-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PVF Capital Corp. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Cleveland, Ohio
July 27, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On January 22, 2002, the Company’s Board of Directors dismissed KPMG LLP as its independent accountants. Such dismissal became effective on February 12, 2002, the date on which KPMG LLP completed its review of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2001. On January 22, 2002, the Company engaged Crowe Chizek and Company, LLP to perform an audit of the Company’s financial statements for the fiscal year ended June 30, 2002 and to provide other accounting services. This information was previously reported on the Company’s Current Report on Form 8-K filed on January 28, 2002, as amended by the Company’s Current Report on Form 8-K/A filed on February 19, 2002, which are incorporated herein by reference (File No. 0-24948).

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2002 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

     The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation” and “— Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) and (b)	The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors” and “Voting Securities and Principal Holders Thereof” of the Proxy Statement.

(c)	Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans

The following table sets forth certain information with respect to the Company’s equity compensation plans.

			Number of securities remaining
			available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation
	Upon exercise of outstanding	price of outstanding	plans (excluding securities
Plan Category	Options, warrants and rights	options, warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	342,126	$8.43	330,229
Equity compensation plans not approved by security holders	0	0	0
Total	342,126	$8.43	330,229

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” of the Proxy Statement.

Item 14. Controls and Procedures

     Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Independent Auditors’ Report (incorporated by reference to the Annual Report)

Consolidated Financial Statements (incorporated by reference to the Annual Report)

		(a)	Consolidated Statements of Financial Condition, at June 30, 2002 and 2001

		(b)	Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001 and 2000

		(c)	Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2002, 2001 and 2000

		(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000

		(e)	Notes to Consolidated Financial Statements.

	2.	All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

	3.	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description
3.1	Certificate of Incorporation, as amended
3.2	Code of Regulations	*
3.3	Bylaws	*
4	Specimen Stock Certificate	*
10.1	Park View Federal Savings Bank Conversion Stock Option Plan †	*
10.2	PVF Capital Corp. 1996 Incentive Stock Option Plan †	*
10.3	Form of Severance Agreement between PVF Capital Corporation and each of John R. Male, C. Keith Swaney and Jeffrey N. Male †
10.4	Park View Federal Savings Bank Supplemental Executive Retirement Plan †	**
10.5	PVF Capital Corp. 2000 Incentive Stock Option Plan and Form of Stock Option Agreement †	***
13	PVF Capital Corp. Annual Report to Stockholders for the year ended June 30, 2002
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of Crowe Chizek and Company, LLP
99	Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-24948).

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-24948).

†	Management contract or compensory plan or arrangement.

(b)	No current reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

(c)	All required exhibits are filed as attached.

(d)	No financial statement schedules are required.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.

September 24, 2002	By:	/s/ John R. Male John R. Male Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John R. Male John R. Male Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 24, 2002

/s/ C. Keith Swaney C. Keith Swaney President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	September 24, 2002

/s/ Robert K. Healey Robert K. Healey Director	September 24, 2002

Stanley T. Jaros Director	September , 2002

/s/ Stuart D. Neidus Stuart D. Neidus Director	September 24, 2002

/s/ Gerald A. Fallon Gerald A. Fallon Director	September 24, 2002

/s/ Raymond J. Negrelli Raymond J. Negrelli Director	September 24, 2002

Certification

I, John R. Male, Chairman of the Board and Chief Executive Officer of PVF Capital Corp., certify that:

1.     I have reviewed this annual report on Form 10-K of PVF Capital Corp.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002

/s/ John R. Male John R. Male Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Certification

I, C. Keith Swaney, President and Chief Operating Officer of PVF Capital Corp., certify that:

1.     I have reviewed this annual report on Form 10-K of PVF Capital Corp.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002

/s/ C. Keith Swaney C. Keith Swaney President and Chief Operating Officer (Principal Financial Officer)