Form 10-K/A
period 2002-06-30
PVF CAPITAL CORP
filed 2002-10-02
CIK 928592

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
 (Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

     1.     Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002. (Parts II and IV)

     2.     Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

1

EXPLANATORY NOTE

     This Form 10-K/A is being filed to correct an inadvertent error in Item 1 of the Annual Report on Form 10-K of PVF Capital Corp. (the “Company”) for the fiscal year ended June 30, 2002. In footnote 2 to the table on page 8, the description of the elements constituting non-accrual loans has been revised to correctly reflect the Company’s practice. In addition, this Form 10-K/A corrects some inadvertent page numbering mistakes on pages 12 to 15.

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

     The following table sets forth information with respect to the Bank’s nonperforming loans and other problem assets at the dates indicated.

	At June 30,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Nonaccruing loans (1):
Real estate	$7,805	$5,385	$4,842	$3,639	$3,262
Consumer loans	0	0	0	0	15

Total	$7,805	$5,385	$4,842	$3,639	$3,277

Accruing loans which are contractually past due 90 days or more:
Real estate	$0	$20	$935	$248	$163

Total	$0	$20	$935	$248	$163

Total nonaccrual and 90 days past due loans	$7,805	$5,405	$5,777	$3,887	$3,440

Ratio of non-performing loans to total loans and mortgage-backed securities	1.36%	0.90%	1.10%	.97%	0.92%

Other non-performing assets (2)	$564	$547	$488	$168	$699

Total non-performing assets	$8,369	$5,952	$6,265	$4,055	$4,139

Total non-performing assets to total assets	1.23%	0.81%	1.02%	0.90%	0.96%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual include all loans classified as doubtful or loss, loans in foreclosure and all loans greater than 90-days past due with a loan-to-value ratio greater than 65%. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Independent Auditors’ Report (incorporated by reference to the Annual Report)

Consolidated Financial Statements (incorporated by reference to the Annual Report)

		(a)	Consolidated Statements of Financial Condition, at June 30, 2002 and 2001

		(b)	Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001 and 2000

		(c)	Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2002, 2001 and 2000

		(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000

		(e)	Notes to Consolidated Financial Statements.

	2.	All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

	3.	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description
3.1	Certificate of Incorporation, as amended	****
3.2	Code of Regulations	*
3.3	Bylaws	*
4	Specimen Stock Certificate	*
10.1	Park View Federal Savings Bank Conversion Stock Option Plan †	*
10.2	PVF Capital Corp. 1996 Incentive Stock Option Plan †	*
10.3	Form of Severance Agreement between PVF Capital Corporation and each of John R. Male, C. Keith Swaney and Jeffrey N. Male †	****
10.4	Park View Federal Savings Bank Supplemental Executive Retirement Plan †	**
10.5	PVF Capital Corp. 2000 Incentive Stock Option Plan and Form of Stock Option Agreement †	***
13	PVF Capital Corp. Annual Report to Stockholders for the year ended June 30, 2002	****
21	Subsidiaries of the Registrant	****
23.1	Consent of KPMG LLP	****
23.2	Consent of Crowe Chizek and Company, LLP	****
99	Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-24948).

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-24948).

****	Previously filed.

†	Management contract or compensory plan or arrangement.

(b)	No current reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

(c)	All required exhibits are filed as attached.

(d)	No financial statement schedules are required.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.

October 1, 2002	By:	/s/ John R. Male John R. Male Chairman of the Board of Directors and Chief Executive Officer

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

Date: October 1, 2002

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

Date: October 1, 2002

/s/ C. Keith Swaney C. Keith Swaney President and Chief Operating Officer (Principal Financial Officer)