Form 10-K/A
period 2002-06-30
PVF CAPITAL CORP
filed 2002-10-18
CIK 928592

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              _____________________


                                   FORM 10-K/A
                                (AMENDMENT NO. 2)


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

For the transition period from ____________ to _____________

                         COMMISSION FILE NUMBER 0-24948

                                PVF CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        OHIO                                                  34-1659805
-----------------------------------                    -------------------------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

30000 Aurora Road, Solon, Ohio                                   44139
----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (440) 248-7171
                                                           --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The registrant's voting stock is listed on the NASDAQ SmallCap Market under the symbol "PVFC." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq SmallCap Market on September 10, 2002, was $52,013,667. For purposes of this calculation, it is assumed that directors, executive officers and 5% stockholders of the registrant are affiliates. As of September 10, 2002, the registrant had 5,790,726 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002. (Parts II and IV)

2. Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------


(a) and (b)

     Persons and groups beneficially owning in excess of 5% of the Common Stock are required to file certain reports with respect to such ownership pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The following table sets forth, as of September 10, 2002, certain information as to the Common Stock beneficially owned by each of the Company's directors, by the non-director executive officer of the Company named in the Summary Compensation Table set forth under the caption "Proposal I -- Election of Directors -- Executive Compensation -- Summary Compensation Table" in the Proxy Statement, and by all executive officers and directors of the Company as a group.


                                                      AMOUNT AND                          PERCENT OF SHARES
NAME OF DIRECTORS                                      NATURE OF                           OF COMMON STOCK
AND EXECUTIVE OFFICERS:                        BENEFICIAL OWNERSHIP (1)                      OUTSTANDING
----------------------                         ------------------------                   -----------------

DIRECTORS:
---------
John R. Male                                            275,270                                   4.73%
Robert K. Healey                                        139,983                                   2.41
Gerald A. Fallon                                             --                                     --
Raymond J. Negrelli                                          --                                     --
Stuart D. Neidus                                         37,198                                    .64
Stanley T. Jaros                                         15,788                                    .27
C. Keith Swaney                                         183,790                                   3.16

EXECUTIVE OFFICER:
-----------------
Jeffrey N. Male                                         223,618                                   3.85

All Executive Officers and Directors
   as a Group (8 persons)                               875,647                                  14.87

____________
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he has or shares voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. The amounts shown include 24,740, 6,424, 0, 0, 9,751, 9,751, 29,900, 16,490 and 97,056 shares that Directors John R. Male, Robert K. Healey, Gerald A. Fallon, Raymond J. Negrelli, Stuart D. Neidus, Stanley T. Jaros and C. Keith Swaney, Mr. Jeffrey N. Male, and all executive officers and directors as a group, respectively, have the right to acquire pursuant to options exercisable within 60 days of the Record Date. The amounts shown do not include 21,963 and 21,963 shares in which John R. Male and Jeffrey N. Male, respectively, have a pecuniary interest through their ownership of limited partnership interests in a family limited partnership; such individuals do not have or share voting or dispositive power over such shares.

(c) Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)  Equity Compensation Plans


     The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                                                                 NUMBER OF SECURITIES REMAINING
                                                                                                  AVAILABLE FOR FUTURE ISSUANCE
                                NUMBER OF SECURITIES TO BE ISSUED   WEIGHTED-AVERAGE EXERCISE      UNDER EQUITY COMPENSATION
                                  UPON EXERCISE OF OUTSTANDING        PRICE OF OUTSTANDING        PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                    OPTIONS, WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A))
-------------                   ---------------------------------  ----------------------------  ------------------------------
Equity compensation plans                     342,126                         $8.43                        330,229
  approved by security holders

Equity compensation plans not                    0                              0                             0
  approved by security holders

       Total                                  342,126                         $8.43                        330,229


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

(a)  1.   Independent Auditors' Report  (incorporated by reference to the Annual
          Report)

          Consolidated Financial Statements (incorporated by reference to the Annual Report)

          (a) Consolidated Statements of Financial Condition, at June 30, 2002 and 2001

          (b) Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001 and 2000

          (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2002, 2001 and 2000

          (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000

          (e)  Notes to Consolidated Financial Statements.

     2. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

     3.   Exhibits and Index to Exhibits

          The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.


  No.              Description
  --               -----------
  3.1              Certificate of Incorporation, as amended                                            ****
  3.2              Code of Regulations                                                                 *
  3.3              Bylaws                                                                              *
  4                Specimen Stock Certificate                                                          *
  10.1             Park View Federal Savings Bank Conversion Stock Option Plan +                       *
  10.2             PVF Capital Corp. 1996 Incentive Stock Option Plan +                                *
  10.3             Form of Severance Agreement between PVF Capital Corporation and                     ****
                   each of John R. Male, C. Keith Swaney and Jeffrey N. Male +


  10.4             Park View Federal Savings Bank Supplemental Executive                               **
                   Retirement Plan +
  10.5             PVF Capital Corp. 2000 Incentive Stock Option Plan and Form of Stock Option
                   Agreement +                                                                         ***
  13               PVF Capital Corp. Annual Report to Stockholders for the year ended
                   June 30, 2002                                                                       ****
  21               Subsidiaries of the Registrant                                                      ****
  23.1             Consent of KPMG LLP                                                                 ****
  23.2             Consent of Crowe Chizek and Company, LLP                                            ****
  99               Certification of Chief Executive Officer and Chief Financial Officer

__________
* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-24948).
*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 (Commission File No. 0-24948).
**** Previously filed.
+    Management contract or compensory plan or arrangement.

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

                                         PVF CAPITAL CORP.


October 18, 2002                         By: /s/ John R. Male
                                             -----------------------------------
                                             John R. Male
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

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

Date: October 18, 2002


                                         /s/ John R. Male
                                         --------------------------------------
                                         John R. Male
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

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

Date: October 18, 2002


                                     /s/ C. Keith Swaney
                                     ------------------------------------------
                                     C. Keith Swaney
                                     President and Chief Operating Officer
                                     (Principal Financial Officer)