Form 10-Q
period 2002-09-30
PVF CAPITAL CORP
filed 2002-11-14
CIK 928592

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20552

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------    ---------------

Commission File Number   0-24948
                         -------

                                PVF Capital Corp.
       -----------------------------------------------------------------
             ( Exact name of registrant as specified in its charter)

         Ohio                                              34-1659805
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)

             30000 Aurora Road, Solon, Ohio                   44139
       ------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

                                 (440) 248-7171
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                          YES  X     NO
                                              ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                              5,797,527
-----------------------------                ---------------------------------
        (Class)                              (Outstanding at November 4, 2002)

                                PVF CAPITAL CORP.

                                      INDEX

                                                                            Page

Part I   Financial Information

Item 1   Financial Statements

         Consolidated Statements of Financial
         Condition, September 30, 2002 (unaudited)
         and June 30,  2002.                                                 1

         Consolidated Statements of Operations for
         the three months ended September 30,
         2002 and 2001 (unaudited).                                          2

         Consolidated Statements of Cash Flows for
         the three months ended September 30, 2002
         and 2001 (unaudited).                                               3

         Notes to Consolidated Financial
         Statements (unaudited).                                             4

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                          6

Item 3   Quantitative and Qualitative Disclosures
         about Market Risk                                                  10

Item 4   Controls and Procedures                                            11

Part II  Other Information                                                  11

Part I   FINANCIAL INFORMATION
ITEM 1

                                PVF CAPITAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       SEPTEMBER 30,      JUNE 30,
              ASSETS                                                      2002              2002
              ------                                                    UNAUDITED
                                                                      -------------    -------------
Cash and cash equivalents:
     Cash and amounts due from depository institutions                $   4,224,053    $   4,526,976
     Interest bearing deposits                                            4,854,522        1,736,712
     Federal funds sold                                                      50,000        8,050,000
                                                                      -------------    -------------

Total cash and cash equivalents                                           9,128,575       14,313,688
Securities held to maturity                                              50,097,719       55,121,211
Mortgage-backed securities held to maturity                               5,875,719        7,297,206
Loans receivable, net                                                   581,356,399      563,550,556
Loans receivable held for sale, net                                      21,889,275       11,679,735
Office properties and equipment, net                                     10,459,354        9,817,348
Real estate owned, net                                                      541,537          564,316
Real estate held for investment                                           1,650,000        1,650,000
Stock in the Federal Home Loan Bank of Cincinnati                        10,079,039        9,947,624
Prepaid expenses and other assets                                         6,695,047        5,678,431
                                                                      -------------    -------------
Total Assets                                                          $ 697,772,664    $ 679,620,115
                                                                      =============    =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Liabilities
   Deposits                                                           $ 484,534,115    $ 479,672,218
   Advances from the Federal Home Loan Bank of Cincinnati               130,725,347      120,739,695
   Notes payable                                                          7,770,050        8,288,020
   Advances from borrowers for taxes and insurance                        4,468,143        7,320,613
   Accrued expenses and other liabilities                                16,676,217       11,300,991
                                                                      -------------    -------------
Total Liabilities                                                       644,173,872      627,321,537

Stockholders' Equity
   Serial preferred stock, none issued                                           --               --
   Common stock, $0.01 par value, 15,000,000 shares authorized;
       6,065,087 and 6,045,352 shares issued, respectively                   60,651           60,454
   Additional paid-in-capital                                            37,239,976       37,342,458
   Retained earnings-substantially restricted                            19,122,436       17,697,883
   Treasury Stock, at cost 262,451 and 260,251 shares, respectively      (2,824,271)      (2,802,217)
                                                                      -------------    -------------
Total Stockholders' Equity                                               53,598,792       52,298,578
                                                                      -------------    -------------
Total Liabilities and Stockholders' Equity                            $ 697,772,664    $ 679,620,115
                                                                      =============    =============

See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1

                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -------------------------
                                                                         2002          2001
                                                                     -----------   -----------
Interest Income
   Loans                                                             $10,434,466   $11,610,131
   Mortgage-backed securities                                            100,332       241,824
   Cash and securities                                                   869,688     1,037,483
                                                                     -----------   -----------
               Total interest income                                  11,404,486    12,889,438
                                                                     -----------   -----------
Interest expense
   Deposits                                                            4,430,307     6,238,715
   Borrowings                                                          1,395,004     1,646,090
                                                                     -----------   -----------
               Total interest expense                                  5,825,311     7,884,805
                                                                     -----------   -----------
               Net interest income                                     5,579,175     5,004,633

Provision for loan losses                                                      0       125,000
                                                                     -----------   -----------
               Net interest income after provision for loan losses     5,579,175     4,879,633
                                                                     -----------   -----------
Noninterest income
   Service and other fees                                                129,424       135,947
   Mortgage banking activities, net                                      596,314       610,534
   Other, net                                                             24,090        34,805
                                                                     -----------   -----------
               Total noninterest income                                  749,828       781,286
                                                                     -----------   -----------
Noninterest expense
   Compensation and benefits                                           2,103,560     1,805,723
   Office properties and equipment                                       747,170       621,452
   Other                                                                 950,712       731,510
                                                                     -----------   -----------
               Total noninterest expense                               3,801,442     3,158,685
                                                                     -----------   -----------
               Income before federal income tax provision              2,527,561     2,502,234

Federal income tax provision                                             840,475       831,530
                                                                     -----------   -----------
               Net income                                            $ 1,687,086   $ 1,670,704
                                                                     ===========   ===========
Basic earnings per share                                             $      0.29   $      0.29
                                                                     ===========   ===========
Diluted earnings per share                                           $      0.29   $      0.28
                                                                     ===========   ===========

See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1

                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               ----------------------------
                                                                                   2002             2001
                                                                               ------------    ------------
OPERATING ACTIVITIES
   Net Income                                                                  $  1,687,086    $  1,670,704
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities
      Depreciation and amortization                                                 316,820         234,480
      Provision for loan losses                                                           0         125,000
      Accretion of unearned discount and deferred loan origination fees, net       (291,047)       (250,213)
      Gain on sale of loans, net                                                   (647,999)       (537,778)
      Federal Home Loan Bank stock dividends                                       (131,415)       (166,073)
      Change in accrued interest on investments, loans, and borrowings, net          24,778      (2,059,282)
      Origination of loans receivable held for sale, net                        (74,105,651)    (65,677,343)
      Sale of loans receivable held for sale, net                                64,544,110      66,831,738
      Net change in other assets and other liabilities, net                       1,500,868      (3,199,121)
                                                                              -------------    ------------
               Net cash provided by (used in) operating activities               (7,102,450)     (3,027,888)
                                                                              -------------    ------------

INVESTING ACTIVITIES
      Loan and mortgage-backed securities repayments and originations, net      (16,112,815)      7,587,947
      Disposals of real estate owned                                                 22,779               0
      Securities maturities                                                       5,023,492          22,073
      Additions to office properties and equipment, net                            (958,826)       (195,462)
      Change in real estate held for investment                                           0        (350,000)
                                                                              -------------    ------------
               Net cash provided by (used in) investing activities              (12,025,370)      7,064,558
                                                                              -------------    ------------
FINANCING ACTIVITIES
      Net increase in demand deposits, NOW, and passbook savings                  5,453,684       4,504,562
      Net decrease in time deposits                                                (591,787)    (19,564,465)
      Net increase (decrease) in Federal Home Loan Bank advances                  9,985,652     (45,016,799)
      Net increase (decrease) in notes payable                                     (517,970)        250,000
      Purchase of treasury stock                                                    (22,054)        (51,950)
      Proceeds from exercise of stock options                                        31,211           6,989
      Cash dividend paid                                                           (396,029)       (347,024)
                                                                              -------------    ------------
               Net cash provided by (used in) financing activities               13,942,707     (60,218,687)
                                                                              -------------    ------------

Net increase (decrease) in cash and cash equivalents                             (5,185,113)    (56,182,017)

Cash and cash equivalents at beginning of period                                 14,313,688      65,395,118
                                                                              -------------    ------------
Cash and cash equivalents at end of period                                    $   9,128,575    $  9,213,101
                                                                              =============    ============

Supplemental disclosures of cash flow information:
     Cash payments of interest expense                                         $  5,842,819    $  9,387,404
     Cash payments of income taxes                                             $    230,000    $          0

See accompanying notes to consolidated financial statements

Part I   Financial Information
Item 1

                                PVF CAPITAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2002 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2003. PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2.   Recently Issued Accounting Standards

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001 and amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This statement is effective for fiscal years beginning after December 15, 2001. PVF adopted statement 144 on July 1, 2002. Management determined that the adoption of Statement 144 would not have a material impact on the Bank's consolidated financial statements.

SFAS No. 146 "Obligations Associated with Disposal Activities" was issued in July 2002. This standard covers accounting for costs associated with exit or disposal activities, such as lease termination costs or employee severance costs. The Statement replaces EITF 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It requires these costs to be recognized when they are incurred rather than at date of commitment to an exit or disposal plan. Management has not yet determined the impact of adopting this standard.

Part I   Financial Information
Item 1


3. The following table discloses earnings per share for the three months ended September 30, 2002 and September 30, 2001.

                                                                  Three months ended September 30,
                                                       2002                                         2001
                                      --------------------------------------        --------------------------------------
                                        Income        Shares      Per-Share           Income        Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount          (Numerator)  (Denominator)    Amount
                                      -----------  -------------  ----------        -----------  -------------  ----------
BASIC EPS
 Income available to
  common stockholders                 $1,687,086     5,791,937      $ 0.29          $1,670,704     5,733,827      $ 0.29

EFFECT OF STOCK OPTIONS                                 61,061        0.00                           230,707        0.01

DILUTED EPS
 Income available to
  common stockholders                 $1,687,086     5,852,998      $ 0.29          $1,670,704     5,964,534      $ 0.28

Part I Financial Information
Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 2002 for PVF Capital Corp. ("PVF" or the "Company"), Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary, PVF Service Corporation, a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and three other wholly-owned subsidiaries which are currently inactive.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION
-------------------

Consolidated assets of PVF were $697.8 million as of September 30, 2002, an increase of approximately $18.2 million or 2.7% as compared to June 30, 2002. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.75%, 7.75% and 11.37% respectively at September 30, 2002.

During the three months ended September 30, 2002, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $5.2 million or 36.2% as compared to June 30, 2002. The change in the Company's cash and cash equivalents consisted of an increase in cash and interest-

Part I Financial Information
Item 2

FINANCIAL CONDITION CONTINUED
-----------------------------

bearing deposits of $2.8 million and a decrease in federal funds sold of $8.0 million. Securities held to maturity decreased by $5.0 million as the result of securities maturing during the period.

The net $26.6 million, or 4.6%, increase in loans receivable and mortgage-backed securities during the three months ended September 30, 2002, resulted from an increase in loans receivable (including loans held for sale) of $28.0 million and a decrease in mortgage-backed securities of $1.4 million. The increase of $28.0 million in loans receivable included increases of $18.2 million in single-family loans, $10.2 million in commercial real estate loans, $2.2 million in construction loans and $0.1 million in consumer loans, offset by decreases of $2.4 million in multi-family loans and $0.3 million in land loans. The decrease in mortgage-backed securities resulted from payments received of $1.4 million. The increase of the loan portfolio was attributable to economic conditions and resulted in the Bank originating primarily fixed-rate loans available for sale. The loan activity for the quarter ended September 30, 2002 resulted in no material change to the composition of the portfolio.

Deposits increased by $4.9 million, or 1.0%, as a result of special promotional rates offered with the opening of two new branch offices. Advances from the Federal Home Loan Bank of Cincinnati increased by $10.0 million, or 8.3%, as a result of management's decision to take advantage of historically low short-term borrowing rates.

The increase in accrued expenses and other liabilities of $5.4 million, or 47.6%, is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors. The decrease in advances from borrowers for taxes and insurance of $2.9 million, or 39.0%, is due to timing differences between the collection and payment of escrow funds. The decrease in notes payable of $0.5 million is the result of payments made on notes payable.

The decrease in cash and cash equivalents of $5.2 million, proceeds from maturing securities of $5.0 million, increases in deposits of $4.9 million and advances of $10.0 million, the repayment of $1.4 million in mortgage-backed securities, funds of $5.4 million collected on serviced loans, and earnings of $1.7 million were used to fund the increase of $28.0 million in loans receivable, fund the increase of $0.6 million in office properties and equipment, pay a cash dividend of $0.4 million and offset the reduction in advances from borrowers for taxes and insurance of $2.8 million.

Part I Financial Information
Item 2


RESULTS OF OPERATIONS       Three months ended September 30, 2002
---------------------       Compared to the three months ended
                            September 30, 2001.

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

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale and mortgage-backed securities available for sale. In addition, net income is affected by the level of operating expenses, loan loss provisions and market valuation write-down of mortgage loan servicing rights.

The Company's net income for the three months ended September 30, 2002 was $1,687,000. This represents a $16,400, or 1.0%, increase when compared with the prior year comparable period.

Net interest income for the three months ended September 30, 2002 increased by $574,500, or 11.5%, as compared to the prior year comparable period, due to a decrease of $1,485,000, or 11.5%, in total interest income and a decrease in total interest expense of $2,059,500, or 26.1%, from the prior year comparable period. The decrease in total interest income of $1,485,000 in the current period resulted from a decrease of $1.9 million in the average balance of interest-earning assets, along with a decline in the return on interest-earning assets of 89 basis points from the prior year comparable period. The decrease in total interest expense of $2,059,500 in the current period resulted from a decrease in the average balances on deposits and borrowings of $6.4 million along with a decrease of 131 basis points in the average cost of funds on interest-bearing liabilities from the prior year comparable period. The Company's net interest income increased primarily because of an increase of 42 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period.

For the three months ended September 30, 2002 no provision for loan losses was recorded, while a provision for loan losses of $125,000 was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan

Part I Financial Information
Item 2


RESULTS OF OPERATIONS CONTINUED
-------------------------------

portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. In August 2002, management conducted a review of the reserve percentages applicable to each category of loan and made adjustments to certain loan categories that reflect current market risk conditions. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended September 30, 2002, the Company experienced an increase in the loan portfolio of $28.0 million and an increase in the level of classified assets of $2.5 million. In addition, the level of impaired loans decreased by $0.2 million. Management determined it was not necessary to record a provision for loan losses in the current period due to the application of revised reserve percentages to certain loan categories and a decrease in impaired loans. During the three months ended September 30, 2001, the Company experienced increases in the level of impaired loans and classified assets of $0.2 million and $0.2 million, respectively. Despite a decrease in the loan portfolio of $3.4 million, management determined it was necessary to record a provision for loan losses of $125,000 in the period due to increases in the levels of impaired loans and classified assets as well as changes to the overall composition of the loan portfolio in the prior period. At September 30, 2002, the allowance for loan losses was $3.9 million, which represented 51.4% of nonperforming loans and 0.65% of net loans. At June 30, 2002, the allowance for loan losses was $3.9 million, which represented 50.0% of nonperforming loans and 0.68% of net loans.

For the three months ended September 30, 2002, noninterest income decreased by $31,400, or 4.0%, from the prior year comparable period. The decrease was primarily the result of a decrease of $14,200, or 2.3%, in income from mortgage-banking activities resulting from an increase of $110,200 in profit on loan sales in the current period offset by a decrease of $124,400 in loan servicing income. The decrease in loan servicing income is attributable to the write-down of the future value of mortgage loan servicing rights that resulted from declining market interest rates and an increased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage

Part I Financial Information
Item 2


RESULTS OF OPERATIONS CONTINUED
-------------------------------


Corporation   ("FHLMC")  and  Federal  National  Mortgage  Association  ("FNMA")
guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

In addition, other noninterest income, net decreased by $10,700, or 30.8%, in the current period primarily due to a decrease in income generated from internal appraisals. Service and other fees decreased by $6,500, or 4.8%, from the prior year comparable period, primarily due to decreases in loan service fee income in the current period.

Noninterest expense for the three months ended September 30, 2002 increased by $642,800, or 20.3%, from the prior year comparable period. This was primarily the result of a $297,800, or 16.5%, increase in compensation and benefits attributable to increased staffing, employee 401(k) benefits, incentive bonuses paid, and salary and wage adjustments. In addition, office properties and equipment increased by $125,700, or 20.2%, primarily due to the opening of two new branch offices along with increases in office rental expense. Other noninterest expense increased by $219,200, or 30.0%, due primarily to increases in legal fees, advertising expense, costs for outside services attributable to opening two new branch offices and the relocation of an existing branch office, stationery printing and supplies, postage and special mail, and real estate owned expense.

The federal income tax provision for the three-month period's ended September 30, 2002 and September 30, 2001 was at an effective rate of 33.2%.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity measures its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. Management believes the Company maintains sufficient liquidity to meet its operational needs.


Part I Financial Information
Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

There have been no significant changes to the Company's interest rate risk position or any changes to how the Company manages its Asset/Liability position since June 30, 2002. This is attributable to the Company's Asset/Liability
Management policy of monitoring and matching the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities, while remaining short-term with the weighted average maturity and re-pricing periods.

Part I Financial Information
Item 4


CONTROLS AND PROCEDURES
-----------------------

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


Part II OTHER INFORMATION
-------------------------

Item 1.    Legal Proceedings. N/A

Item 2.    Changes in Securities and Use of Proceeds.  N/A

Item 3.    Defaults Upon Senior Securities.  N/A

Item 4.    Submission of Matters to a Vote of Security Holders. N/A

Item 5.    Other Information.  N/A

Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibits

    The following exhibit is filed herewith:

        Exhibit
        Number                                       Title
        -------                                      -----

        99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002

        (b)       Reports on Form 8-K

                  None

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PVF Capital Corp.
                                         -----------------
                                           (Registrant)


Date:  November 14, 2002                 /s/ C. Keith Swaney
      -------------------                -----------------------------------
                                         C. Keith Swaney
                                         President, Chief Operating Officer
                                         and Treasurer
                                         (Only authorized officer and
                                         Principal Financial Officer)

                                  CERTIFICATION


     I, John R. Male, Chairman of the Board and Chief Executive Officer of PVF Capital Corp., certify that:


1. I have reviewed this quarterly report on Form 10-Q of PVF Capital Corp.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                    /s/ John R. Male
                                    --------------------------------------
                                    John R. Male
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                  CERTIFICATION


I, C. Keith Swaney, President and Chief Operating Officer of PVF Capital Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PVF Capital Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                 /s/ C. Keith Swaney
                                 -----------------------------------------
                                 C. Keith Swaney
                                 President, Chief Operating
                                 Officer and Treasurer