Form 10-Q
period 2002-12-31
PVF CAPITAL CORP
filed 2003-02-13
CIK 928592

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20552

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-24948
                       -------

                                PVF Capital Corp.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         United States                                        34-1659805
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)

        30000 Aurora Road, Solon, Ohio                    44139
   ----------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

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

                                          YES  X     NO
                                              ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                          YES        NO  X
                                              ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                            5,790,959
-----------------------------                 ---------------------------------
            (Class)                           (Outstanding at January 31, 2003)

                                PVF CAPITAL CORP.


                                      INDEX


                                                                            Page

Part I      Financial Information

  Item 1    Financial Statements

            Consolidated Statements of Financial
            Condition, December 31, 2002 (unaudited)
            June 30, 2002                                                     1

            Consolidated Statements of Operations
            for the three and six months ended
            December 31, 2002 and 2001 (unaudited)                             2

            Consolidated Statements of Cash Flows
            for the six months ended December 31,
            2002 and 2001 (unaudited)                                          3

            Notes to Consolidated Financial
            Statements (unaudited)                                             4

  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                         6

  Item 3    Quantitative and Qualitative Disclosures
            about Market Risk                                                 13

  Item 4    Controls and Procedures                                           13

Part II     Other Information                                                 13

PART I   FINANCIAL INFORMATION
ITEM 1

                                PVF CAPITAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                         DECEMBER 31      JUNE 30,
                  ASSETS                                                   2002            2002
                  ------                                                 UNAUDITED
                                                                      -------------    -------------
Cash and cash equivalents:
     Cash and amounts due from depository institutions                $   4,012,717    $   4,526,976

     Interest bearing deposits                                            9,380,343        1,736,712
     Federal funds sold                                                   3,050,000        8,050,000
                                                                      -------------    -------------

Total cash and cash equivalents                                          16,443,060       14,313,688
Securities held to maturity                                              35,073,857       55,121,211
Mortgage-backed securities held to maturity                               4,485,775        7,297,206
Loans receivable, net                                                   587,707,764      563,550,556
Loans receivable held for sale, net                                      31,308,517       11,679,735
Office properties and equipment, net                                     11,076,624        9,817,348
Real estate owned, net                                                      533,798          564,316
Real estate held for investment                                           1,650,000        1,650,000
Stock in the Federal Home Loan Bank of Cincinnati                        10,199,692        9,947,624
Prepaid expenses and other assets                                         6,060,450        5,678,431
                                                                      -------------    -------------
Total Assets                                                          $ 704,539,537    $ 679,620,115
                                                                      =============    =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Liabilities
   Deposits                                                           $ 498,929,424    $ 479,672,218
   Advances from the Federal Home Loan Bank of Cincinnati               120,710,781      120,739,695
   Notes payable                                                          7,252,080        8,288,020
   Advances from borrowers for taxes and insurance                        8,072,797        7,320,613
   Accrued expenses and other liabilities                                14,206,141       11,300,991
                                                                      -------------    -------------
Total Liabilities                                                       649,171,223      627,321,537

Stockholders' Equity
   Serial preferred stock, none issued                                           --               --
   Common stock, $0.01 par value, 15,000,000 shares authorized;
       6,087,735 and 6,045,352 shares issued, respectively                   60,877           60,454
   Additional paid-in-capital                                            37,445,969       37,342,458
   Retained earnings-substantially restricted                            20,773,799       17,697,883
   Treasury Stock, at cost 296,776 and 260,251 shares, respectively      (2,912,331)      (2,802,217)
                                                                      -------------    -------------
Total Stockholders' Equity                                               55,368,314       52,298,578
                                                                      -------------    -------------
Total Liabilities and Stockholders' Equity                            $ 704,539,537    $ 679,620,115
                                                                      =============    =============

See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1

                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           DECEMBER 31,                 DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                         2002          2001          2002          2001
Interest income
   Loans                                                             $10,486,097   $11,635,767   $20,920,563   $23,245,898
   Mortgage-backed securities                                             75,652       193,935       175,984       435,759
   Cash and securities                                                   737,575       884,842     1,607,263     1,922,325
                                                                     -----------   -----------   -----------   -----------
               Total interest income                                  11,299,324    12,714,544    22,703,810    25,603,982
                                                                     -----------   -----------   -----------   -----------
Interest expense
   Deposits                                                            3,923,304     5,403,849     8,353,611    11,642,564
   Borrowings                                                          1,393,667     1,600,821     2,788,671     3,246,911
                                                                     -----------   -----------   -----------   -----------
               Total interest expense                                  5,316,971     7,004,670    11,142,282    14,889,475
                                                                     -----------   -----------   -----------   -----------

               Net interest income                                     5,982,353     5,709,874    11,561,528    10,714,507

Provision for loan losses                                                      0       228,000             0       353,000
                                                                     -----------   -----------   -----------   -----------
               Net interest income after provision for loan losses     5,982,353     5,481,874    11,561,528    10,361,507
                                                                     -----------   -----------   -----------   -----------
Noninterest income, net
   Service and other fees                                                218,279       169,632       347,703       305,579
   Mortgage banking activities, net                                    1,534,385       884,269     2,130,699     1,494,803
   Other, net                                                             85,598        16,084       109,688        50,889
                                                                     -----------   -----------   -----------   -----------
               Total noninterest income, net                           1,838,262     1,069,985     2,588,090     1,851,271
                                                                     -----------   -----------   -----------   -----------
Noninterest expense
   Compensation and benefits                                           2,223,861     2,117,296     4,327,421     3,923,019
   Office, occupancy, and equipment                                      775,274       645,078     1,522,444     1,266,530
   Other                                                               1,413,130       969,787     2,363,842     1,701,297
                                                                     -----------   -----------   -----------   -----------
               Total noninterest expense                               4,412,265     3,732,161     8,213,707     6,890,846
                                                                     -----------   -----------   -----------   -----------
               Income before federal income tax provision              3,408,350     2,819,698     5,935,911     5,321,932

Federal income tax provision                                           1,151,190       977,177     1,991,665     1,808,707
                                                                     -----------   -----------   -----------   -----------
               Net income                                            $ 2,257,160   $ 1,842,521   $ 3,944,246   $ 3,513,225
                                                                     ===========   ===========   ===========   ===========
Basic earnings per share                                             $      0.39   $      0.32   $      0.68   $      0.61
                                                                     ===========   ===========   ===========   ===========
Diluted earnings per share                                           $      0.38   $      0.31   $      0.67   $      0.59
                                                                     ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1

                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                               ------------------------------
                                                                                     2002             2001
                                                                                     ----             ----
OPERATING ACTIVITIES
   Net income                                                                  $   3,944,246    $   3,513,225
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities
      Depreciation and amortization                                                  664,097          784,668
      Provision for losses on loans                                                        0          353,000
      Accretion of unearned discount and deferred loan origination fees, net        (608,691)        (522,699)
      Gain on sale of loans receivable held  for sale, net                        (2,502,412)      (1,496,564)
      Gain on disposal of real estate owned, net                                           0          (13,744)
      Federal Home Loan Bank stock dividends                                        (252,068)        (299,195)
      Change in accrued interest on investments, loans, and borrowings, net           66,056       (1,521,630)
      Origination of loans receivable held for sale, net                        (188,241,355)    (158,653,305)
      Sale of loans receivable held for sale, net                                171,114,985      154,594,493
      Decrease in other, net                                                       3,302,134          676,128
                                                                               -------------    -------------
               Net cash provided by (used in) operating activities               (12,513,008)      (2,585,623)
                                                                               -------------    -------------
INVESTING ACTIVITIES
      Loan and mortgage-backed securities repayments and originations, net       (20,822,222)     (12,789,612)
      Disposals of real estate owned                                                  22,779          223,451
      Securities purchased                                                       (30,000,000)               0
      Securities maturities                                                       50,047,354           44,493
      Additions to office properties and equipment, net                           (1,923,373)      (1,901,894)
      Increase in real estate held for investment                                          0         (350,000)
                                                                               -------------    -------------
               Net cash used in investing activities                              (2,675,462)     (14,773,562)
                                                                               -------------    -------------
FINANCING ACTIVITIES
      Net increase in demand deposits, NOW, and passbook savings                  13,483,132       11,496,284
      Net increase (decrease) in time deposits                                     5,774,074      (41,143,671)
      Net decrease in Federal Home Loan Bank advances                                (28,914)     (15,033,854)
      Net increase (decrease) in notes payable                                    (1,035,940)         425,000
      Purchase of treasury stock                                                    (110,114)         (92,675)
      Proceeds from exercise of stock options                                         33,716           16,257
      Cash dividend paid                                                            (798,112)        (736,876)
                                                                               -------------    -------------
               Net cash provided by (used in) financing activities                17,317,842      (45,069,535)
                                                                               -------------    -------------

Net increase (decrease) in cash and cash equivalents                               2,129,372      (62,428,720)

Cash and cash equivalents at beginning of period                                  14,313,688       65,395,118
                                                                               -------------    -------------
Cash and cash equivalents at end of period                                     $  16,443,060    $   2,966,398
                                                                               =============    =============

Supplemental disclosures of cash flow information:
     Cash payments of interest expense                                         $  11,191,880    $  16,224,865
     Cash payments of income taxes                                             $   2,195,000    $   2,450,000

Supplemental noncash investing activity:
    Transfer of loans to real estate owned                                     $           0    $     283,332

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

                                PVF CAPITAL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

1. The accompanying condensed consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2002 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2003. The results of operations for PVF Capital Corp. ("PVF" or the "Company") for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the "Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.


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

SFAS No. 146 "Obligations Associated with Disposal Activities" was issued in July 2002. This standard covers accounting for costs associated with exit or disposal activities, such as lease termination costs or employee severance costs. The Statement replaces EITF 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It requires these costs to be recognized when they are incurred rather than at date of commitment to an exit or disposal plan. Management determined that the adoption of Statement 146 would not have a material impact on the Bank's consolidated financial statements.

Part I Financial Information
Item 1


3. The following table discloses Earnings Per Share for the three and six months ended December 31, 2002 and December 31, 2001.

                                                                  Three months ended December 31,
                                                      2002                                          2001
                                      --------------------------------------        --------------------------------------
                                        Income        Shares      Per-Share           Income        Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount          (Numerator)  (Denominator)     Amount
                                      -----------  -------------  ---------         -----------  -------------  ----------
Basic EPS
 Net Income                           $2,257,160     5,792,236     $ 0.39           $1,842,421    5,742,160       $ 0.32

Effect of Stock Options                                 79,853       0.01                           210,921         0.01

Diluted EPS
 Net Income                           $2,257,160     5,872,089     $ 0.38           $1,842,421    5,953,081       $ 0.31


                                                                  Six months ended December 31,
                                                       2002                                          2001
                                      --------------------------------------        --------------------------------------
                                        Income        Shares      Per-Share           Income        Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount          (Numerator)  (Denominator)     Amount
                                      -----------  -------------  ---------         -----------  -------------  -----------
Basic EPS
 Net Income                           $3,944,246     5,787,765     $ 0.68           $3,513,225     5,741,786      $ 0.61

Effect of Stock Options                                 70,457       0.01                            219,919        0.02

Diluted EPS
 Net Income                           $3,944,246     5,858,222     $ 0.67           $3,513,225     5,961,705      $ 0.59

Part I Financial Information
Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and six-month periods ended December 31, 2002 for PVF Capital Corp. ("PVF" or the "Company"), Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary, PVF Service Corporation ("PVFSC"), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., a wholly-owned and currently inactive subsidiary.

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

FINANCIAL CONDITION
-------------------

Consolidated assets of PVF were $704.5 million as of December 31, 2002, an increase of approximately $24.9 million, or 3.7%, as compared to June 30, 2002. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 7.87%, 7.87%, and 11.38%, respectively, at December 31, 2002.

During the six months ended December 31, 2002, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits, and federal funds sold, increased $2.1 million, or 14.9%, as compared to June 30, 2002. The change in the Company's cash and cash equivalents consisted of an increase in cash and interest-bearing deposits of $7.1 million and a decrease in federal funds sold of $5.0 million.

Part I Financial Information
Item 2

FINANCIAL CONDITION CONTINUED
-----------------------------


The net $41.0 million, or 7.0%, increase in loans receivable and mortgage-backed securities during the six months ended December 31, 2002, resulted from an increase in loans receivable held for investment of $24.2 million, an increase in loans receivable held for sale of $19.6 million, and a decrease in mortgage-backed securities of $2.8 million. The increase of $24.2 million in loans receivable held for investment included increases of $9.3 million in home equity line of credit loans, $8.3 million in commercial line of credit loans, $6.8 million in commercial real estate loans, $4.4 million in construction loans, and $1.4 million in land loans, offset by decreases of $3.2 million in one-to-four family residential loans held for investment and $2.8 million in multi-family loans. The increase of $19.6 million in loans receivable held for sale is attributable to timing differences between the origination and sale of loans originated for sale. The decrease in mortgage-backed securities resulted from payments received of $2.8 million. The growth of the loan portfolio resulted in no material change to the composition of the portfolio.

The decrease of $20.0 million in securities held to maturity resulted from calls exercised on securities totaling $50.0 million and the purchase of $30.0 million in securities.

The increase of $1.3 million in office properties and equipment is primarily the result of capital improvements to our corporate office building in Solon, Ohio. The decrease of $30,500 in real estate owned properties resulted from proceeds received on the sale of two developed building lots. The increase in prepaid expenses and other assets of $382,000, or 6.7%, is attributable to an increase in the mortgage servicing asset that resulted from the high volume of loan sales in the current period.

Deposits increased by $19.3 million, or 4.0%, as a result of special promotional rates offered with the opening of two new branch offices. The increase from borrowers for taxes and insurance of $752,000, or 10.3%, is due to timing differences between the collection and payment of escrow funds along with an increase in the mortgage loan servicing portfolio. The increase in accrued expenses and other liabilities of $2.9 million, or 25.7%, is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for others. Notes payable decreased by $752,200, or 12.5%, as a result of principal repayments.

The increase in deposits of $19.3 million, funds from the decrease of $20.0 million in securities held to maturity, the repayment of $2.8 million in mortgage-backed securities, funds of $2.9 million collected on serviced loans, and earnings of $3.9 million were used to fund the increase of $43.8 million in total loans receivable, the increase of $2.1 million in cash and cash equivalents, the increase of $1.2 million in office properties and equipment, repay $1.0 million in notes payable, and pay a dividend of $800,000.

Part I Financial Information
Item 2


RESULTS OF OPERATIONS   Three months ended December 31, 2002,
---------------------   compared to three months ended
                        December 31, 2001.

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

The Company's net income for the three months ended December 31, 2002 was $2,257,100 as compared to $1,842,500 for the prior year comparable period. This represents an increase of $414,600, or 22.5%, when compared with the prior year comparable period.

Net interest income for the three months ended December 31, 2002 increased by $272,500, or 4.8%, as compared to the prior year comparable period. This resulted from a decrease of $1,415,200, or 11.1%, in interest income and a decrease of $1,687,700, or 24.1%, in interest expense. The decrease in interest income resulted primarily from a decrease of 95 basis points in the return on interest-earning assets in the current period. This decrease in yield more than offset the increase of $3.9 million in the average balance of interest-earning assets and resulted in an overall decrease to interest income of $1,415,200 in the current period. The average balance on interest-bearing liabilities increased by $1.9 million from the prior year comparable period. The average cost of funds on interest-bearing liabilities decreased by 113 basis points in the current period, as a result of declining market interest rates, resulting in an overall decrease in interest expense of $1,687,700. The Company's net interest income increased by $272,500 primarily due to an increase of 18 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period.

For the three months ended December 31, 2002, no provision for loan losses was recorded, while a provision for loan losses of $228,000 was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value

Part I Financial Information
Item 2


RESULTS OF OPERATIONS CONTINUED


percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. In August 2002, management conducted a review of the reserve percentages applicable to each category of loans and made adjustments to certain loan categories that reflect current market risk conditions. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended December 31, 2002, the Company experienced an increase in the loan portfolio of $15.8 million. In addition, the level of impaired loans and classified assets decreased by $541,000 and $3.4 million, respectively. Management determined it was not necessary to record a provision for loan losses in the current period due to the application of revised reserve percentages, reflecting the company's historic loss experience, to certain loan categories along with decreases to impaired loans and classified assets. During the three months ended December 31, 2001, the Company experienced a decrease in the level of impaired loans of $379,000 and an increase of $1.6 million in classified assets. Due to an increase in the loan portfolio of $29.5 million along with an increase in the level of classified assets, management determined it was necessary to record a provision for loan losses of $228,000 in the prior period. At December 31, 2002, the allowance for loan losses was $3.9 million, which represented 55.4% of non-performing loans and 0.63% of net loans. At June 30, 2002, the allowance for loan losses was $3.9 million, which represented 50.0% of non-performing loans and 0.68% of net loans.

For the three months ended December 31, 2002, non-interest income increased by $768,300, or 71.8%, from the prior year comparable period. This resulted primarily from an increase of $650,100, or 73.5%, in mortgage-banking activities that resulted from an increase of $895,600 in profit on loan sales in the current period offset by a decrease of $245,500 in loan servicing income. The decrease in loan servicing income is attributable to the write-down of the fair value of mortgage loan servicing rights that resulted from declining market interest rates and an increased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

Part I Financial Information
Item 2


RESULTS OF OPERATIONS CONTINUED

In addition, other non-interest income, net, increased by $69,500, or 432.2%, in the current period primarily due to recoveries on amounts previously charged off. Service and other fees increased by $48,600, or 28.7%, primarily due to increases in loan prepayment penalties and late charge fee income.

Non-interest expense for the three months ended December 31, 2002 increased by $680,100, or 18.2%, from the prior year comparable period. This was primarily the result of an increase of $443,300, or 45.7%, in other non-interest expense that was attributable to increases in legal fees, advertising expenses, costs from outside services attributable to the opening of two new branch offices and the relocation of an existing branch office, and stationery, printing and supplies. Office occupancy and equipment increased $130,200, or 20.2%, due to the operation of two additional branch offices along with repairs and maintenance costs to our Corporate Center office. Compensation and benefits increased $106,600, or 5.0%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments.

The federal income tax provision for the three-month period ended December 31, 2002 decreased to an effective rate of 33.8% for the current period from an effective rate of 34.7% for the prior year comparable period.


RESULTS OF OPERATIONS  Six months ended December 31, 2002,
                       compared to six months ended
                       December 31, 2001.

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

The Company's net income for the six months ended December 31, 2002 was $3,944,200 as compared to $3,513,200 for the prior year comparable period. This represents an increase of $431,000, or 12.3%, when compared with the prior year comparable period.

Part I Financial Information
Item 2


RESULTS OF OPERATIONS CONTINUED


Net interest income for the six months ended December 31, 2002 increased by $847,000, or 7.9%, due to a decrease of $2,900,200, or 11.3%, in interest income and a $3,747,200, or 25.2%, decrease in interest expense. The decrease in interest income resulted primarily from a decrease of 91 basis points in the return on interest-earning assets in the current period. This decrease in yield more than offset the increase of $1.0 million in the average balance of interest-earning assets and resulted in an overall decrease to interest income of $2,900,200 in the current period. The average balance on interest-bearing liabilities decreased by $2.2 million from the prior year comparable period. The average cost of funds on interest-bearing liabilities decreased by 121 basis points in the current period, as a result of declining market interest rates, resulting in an overall decrease in interest expense of $3,747,200. The Company's net interest income increased by $847,000 due to an increase of 30 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period.

For the six months ended December 31, 2002, no provision for loan losses was recorded, while a provision for loan losses of $353,000 was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. In August 2002, management conducted a review of the reserve percentages applicable to each category of loans and made adjustments to certain loan categories that reflect current market risk conditions. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the six months ended December 31, 2002, the Company experienced an increase in the loan portfolio of $43.8 million. In addition, the level of impaired loans and classified assets decreased by $758,000 and $0.9 million, respectively. Management determined it was not necessary to record a provision for loan losses in the current period due to the application of revised reserve percentages, reflecting the company's historic loss experience, to certain loan categories along with decreases to impaired loans and classified assets. During the six months ended December 31, 2001, the Company experienced a decrease in the level of impaired loans of $170,000 and a decrease of $441,000 in classified assets. Due to an increase in the loan portfolio of $29.5 million, management determined it was necessary to record a provision for loan losses of $353,000 in the prior period. At December

Part I Financial Information
Item 2


RESULTS OF OPERATIONS CONTINUED

31, 2002, the allowance for loan losses was $3.9 million, which represented 55.4% of non-performing loans and 0.63% of net loans. At June 30, 2002, the allowance for loan losses was $3.9 million, which represented 50.0% of non-performing loans and 0.68% of net loans.

For the six months ended December 31, 2002, non-interest income increased by $736,800, or 39.8%, from the prior year comparable period. This resulted primarily from an increase of $635,900, or 42.5%, in mortgage-banking activities that resulted from an increase of $1,005,800 in profit on loan sales in the current period offset by a decrease of $369,900 in loan servicing income. The decrease in loan servicing income is attributable to the write-down of the fair value of mortgage loan servicing rights that resulted from declining market interest rates and an increased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

In addition, other non-interest income, net, increased by $58,800, in the current period primarily due to recoveries of amounts previously charged off. Service and other fees increased by $42,100, or 13.8%, primarily due to increases in loan prepayment penalties and late charge fee income.

Non-interest expense for the six months ended December 31, 2002 increased by $1,322,900, or 19.2%, from the prior year comparable period. This was primarily the result of an increase of $662,600, or 38.9%, in other non-interest expense that was primarily attributable to increases in legal fees, advertising expenses, costs from outside services attributable to the opening of two new branch offices and the relocation of an existing branch office, and stationery, printing and supplies. Compensation and benefits increased $404,400, or 10.3%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased by $255,900, or 20.2%, due to the operation of two additional branch offices along with repairs and maintenance costs to our Corporate Center office.

The federal income tax provision for the six-month period ended December 31, 2002 decreased to an effective rate of 33.6% for the current period from an effective rate of 34.0% for the prior year comparable period.

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

Part I Financial Information
Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

There have been no significant changes to the Company's interest rate risk position or any changes to how the Company manages its Asset/Liability position since June 30, 2002. This is attributable to the Company's Asset/Liability
Management policy of monitoring and matching the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities, while remaining short-term with the weighted-average maturity and re-pricing periods.

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

Item 1.    Legal Proceedings. N/A

Item 2.    Changes in Securities and Use of Proceeds.  N/A

Item 3.    Defaults Upon Senior Securities.  N/A

Item 4.    Submission of Matters to a Vote of Security Holders. N/A

The Company's Annual Meeting of Stockholders was held on October 21, 2002. A total of 5,254,742 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

Part II OTHER INFORMATION continued

Stockholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:

                                  Votes in Favor
Nominee                            of election        Votes Against
-------                           --------------      -------------

Robert K. Healey                    5,243,025              -0-

Stuart D. Neidus                    5,244,998              -0-

C. Keith Swaney                     5,140,151              -0-

Gerald A. Fallon                    5,244,998              -0-

Proposal to ratify the appointment of Crowe Chizek and Company LLP as independent certified public accountants of the Company for the fiscal year ending June 30, 2003.

Votes For       Votes against          Abstain         Not Voting
---------       -------------          -------         ----------

5,232,461          1,839               20,642             -0-

There were no broker non-votes.

Item 5.    Other Information.  N/A

Item 6.    Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     The following exhibit is filed herewith:

        Exhibit                         Title
        Number                          -----
        ------
        99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PVF Capital Corp.
                                            -----------------
                                              (Registrant)


Date:  February 12, 2003                    /s/ C. Keith Swaney
      -------------------                   ------------------------------
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


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

Date: February 12, 2003

                                      /s/ John R. Male
                                      ------------------------------------
                                      John R. Male
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                                  CERTIFICATION


     I, C. Keith Swaney, President, Chief Operating Officer and Treasurer of PVF Capital Corp., certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: February 12, 2003

                                              /s/ C. Keith Swaney
                                              ----------------------------------
                                              C. Keith Swaney
                                              President, Chief Operating
                                              Officer and Treasurer