Form 10-Q
period 2003-03-31
PVF CAPITAL CORP
filed 2003-05-14
CIK 928592

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20552

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________

Commission File Number  0-24948
                        -------

                                PVF Capital Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         United States                                        34-1659805
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)

     30000 Aurora Road, Solon, Ohio                              44139
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (440) 248-7171
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES  X              NO
                                              ---               ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                          YES                 NO  X
                                              ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                              5,786,493
-----------------------------                 -------------------------------
            (Class)                           (Outstanding at April 30, 2003)

                                PVF CAPITAL CORP.


                                      INDEX


                                                                            Page

Part I   Financial Information

  Item 1 Financial Statements

                      Consolidated Statements of Financial
                      Condition, March 31, 2003 (unaudited)
                      and June 30, 2002.                                     1

                      Consolidated Statements of Operations
                      for the three and nine months ended
                      March 31, 2003 and 2002 (unaudited).                   2

                      Consolidated Statements of Cash Flows
                      for the nine months ended March 31,
                      2003 and 2002 (unaudited).                             3

                      Notes to Consolidated Financial
                      Statements (unaudited).                                4

  Item 2              Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                             7

  Item 3              Quantitative and Qualitative Disclosures
                      about Market Risk                                     15

  Item 4              Controls and Procedures                               15

Part II               Other Information                                     15

PART I   FINANCIAL INFORMATION
ITEM 1


                                PVF CAPITAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         MARCH 31,            JUNE 30,
                     ASSETS                                                                2003                 2002
                     ------                                                             UNAUDITED
                                                                                        ----------           ----------
Cash and cash equivalents:
     Cash and amounts due from depository institutions                                $  8,583,888         $  4,526,976
     Interest bearing deposits                                                           1,468,452            1,736,712
     Federal funds sold                                                                  3,050,000            8,050,000
                                                                                      ------------         ------------
Total cash and cash equivalents                                                         13,102,340           14,313,688
Securities held to maturity                                                             30,049,621           55,121,211
Mortgage-backed securities held to maturity                                              3,632,326            7,297,206
Loans receivable, net                                                                  583,984,013          563,550,556
Loans receivable held for sale, net                                                     34,539,862           11,679,735
Office properties and equipment, net                                                    11,536,097            9,817,348
Real estate owned, net                                                                     533,798              564,316
Real estate held for investment                                                          1,650,000            1,650,000
Stock in the Federal Home Loan Bank of Cincinnati                                       10,300,199            9,947,624
Prepaid expenses and other assets                                                        6,572,305            5,678,431
                                                                                      ------------         ------------
Total Assets                                                                          $695,900,561         $679,620,115
                                                                                      ============         ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Liabilities
   Deposits                                                                           $488,263,091         $479,672,218
   Advances from the Federal Home Loan Bank of Cincinnati                              120,133,440          120,739,695
   Notes payable                                                                         6,484,110            8,288,020
   Advances from borrowers for taxes and insurance                                       4,352,544            7,320,613
   Accrued expenses and other liabilities                                               19,697,943           11,300,991
                                                                                      ------------         ------------
Total Liabilities                                                                      638,931,128          627,321,537

Stockholders' Equity
   Serial preferred stock, none issued                                                          --                   --
   Common stock, $0.01 par value, 15,000,000 shares authorized;
       6,088,469 and 6,064,809 shares issued, respectively                                  60,885               60,648
   Additional paid-in-capital                                                           37,452,758           37,412,482
   Retained earnings-substantially restricted                                           22,439,883           17,627,665
   Treasury Stock, at cost 301,976 and 286,276 shares, respectively                     (2,984,093)          (2,802,217)
                                                                                      ------------         ------------
Total Stockholders' Equity                                                              56,969,433           52,298,578
                                                                                      ------------         ------------
Total Liabilities and Stockholders' Equity                                            $695,900,561         $679,620,115
                                                                                      ============         ============

See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1


                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   MARCH 31,                    MARCH 31,
                                                            -----------------------------------------------------
                                                                2003          2002          2003         2002
Interest income
   Loans                                                    $ 9,888,547   $10,538,608   $30,809,110   $33,784,506
   Mortgage-backed securities                                    59,648       159,278       235,632       595,037
   Cash and securities                                          467,092       913,578     2,074,355     2,835,903
                                                            -----------   -----------   -----------   -----------

               Total interest income                         10,415,287    11,611,464    33,119,097    37,215,446
                                                            -----------   -----------   -----------   -----------
Interest expense
   Deposits                                                   3,403,048     4,810,408    11,756,659    16,452,972
   Borrowings                                                 1,336,654     1,420,781     4,125,325     4,667,692
                                                            -----------   -----------   -----------   -----------

               Total interest expense                         4,739,702     6,231,189    15,881,984    21,120,664
                                                            -----------   -----------   -----------   -----------

               Net interest income                            5,675,585     5,380,275    17,237,113    16,094,782

Provision for loan losses                                             0        50,000             0       403,000
                                                            -----------   -----------   -----------   -----------

               Net interest income after provision
                 for loan losses                              5,675,585     5,330,275    17,237,113    15,691,782
                                                            -----------   -----------   -----------   -----------
Noninterest income, net
   Service and other fees                                       227,912       112,176       575,615       417,755
   Mortgage banking activities, net                           1,340,555       718,158     3,471,254     2,212,961
   Other, net                                                    28,481        39,964       138,169        90,853
                                                            -----------   -----------   -----------   -----------

               Total noninterest income, net                  1,596,948       870,298     4,185,038     2,721,569
                                                            -----------   -----------   -----------   -----------
Noninterest expense
   Compensation and benefits                                  2,170,039     1,877,688     6,497,460     5,800,707
   Office occupancy and equipment                               838,755       692,972     2,361,199     1,959,502
   Other                                                      1,105,525       977,465     3,469,367     2,678,762
                                                            -----------   -----------   -----------   -----------

               Total noninterest expense                      4,114,319     3,548,125    12,328,026    10,438,971
                                                            -----------   -----------   -----------   -----------

               Income before federal income tax provision     3,158,214     2,652,448     9,094,125     7,974,380

Federal income tax provision                                  1,063,599       889,085     3,055,264     2,697,792
                                                            -----------   -----------   -----------   -----------

               Net income                                   $ 2,094,615   $ 1,763,363   $ 6,038,861   $ 5,276,588
                                                            ===========   ===========   ===========   ===========

Basic earnings per share                                    $      0.36   $      0.30   $      1.04   $      0.91
                                                            ===========   ===========   ===========   ===========

Diluted earnings per share                                  $      0.35   $      0.30   $      1.03   $      0.90
                                                            ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1

                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               ------------------------------
                                                                                   2003              2002
                                                                                   ----              ----
OPERATING ACTIVITIES
   Net income                                                                  $   6,038,861    $   5,276,588
   Adjustments to reconcile net income to net cash provided by
       (from) operating activities
      Depreciation and amortization                                                1,037,131          760,458
      Provision for losses on loans                                                        0          403,000
      Accretion of unearned discount and deferred loan origination fees, net        (928,800)        (845,019)
      Gain on sale of loans receivable held for sale, net                         (4,432,233)      (2,240,945)
      Gain on disposal of real estate owned, net                                           0          (15,006)
      Federal Home Loan Bank stock dividends                                        (352,575)        (407,184)
      Change in accrued interest on investments, loans, and borrowings, net           25,532       (1,529,328)
      Origination of loans receivable held for sale, net                        (286,234,946)    (227,396,842)
      Sale of loans receivable held for sale, net                                267,807,051      232,588,677
      Change in other, net                                                         4,579,569       (3,219,427)
                                                                               -------------    -------------

               Net cash provided by (from) operating activities                  (12,460,410)       3,374,972
                                                                               -------------    -------------

INVESTING ACTIVITIES
      Loan and mortgage-backed securities repayments and originations, net       (15,902,129)      (1,864,772)
      Disposals of real estate owned                                                  22,779          283,139
      Securities purchased                                                       (30,000,000)     (10,000,000)
      Securities maturities                                                       55,071,590           67,264
      Additions to office properties and equipment, net                           (2,755,880)      (2,036,850)
      Increase in real estate held for investment                                          0         (350,000)
                                                                               -------------    -------------

               Net cash used by (from) investing activities                        6,436,360      (13,901,219)
                                                                               -------------    -------------

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW, and passbook savings                  12,991,354       17,845,976
      Net decrease in time deposits                                               (4,400,481)     (11,926,673)
      Net decrease in Federal Home Loan Bank advances                               (606,255)     (45,113,028)
      Increase in notes payable                                                            0          650,000
      Decrease in notes payable                                                   (1,803,910)               0
      Purchase of treasury stock                                                    (181,876)         (92,675)
      Proceeds from exercise of stock options                                         40,513           82,353
      Cash dividend paid                                                          (1,226,643)      (1,134,804)
                                                                               -------------    -------------

               Net cash provided by (from) financing activities                    4,812,702      (39,688,851)
                                                                               -------------    -------------

Net increase (decrease) in cash and cash equivalents                              (1,211,348)     (50,215,098)

Cash and cash equivalents at beginning of period                                  14,313,688       65,395,118
                                                                               -------------    -------------
Cash and cash equivalents at end of period                                     $  13,102,340    $  15,180,020
                                                                               =============    =============
Supplemental disclosures of cash flow information:
     Cash payments of interest expense                                         $  15,949,322    $  22,616,019
     Cash payments of income taxes                                             $   3,070,000    $   2,450,000

Supplemental noncash investing activity:
    Transfer of loans to real estate owned                                     $           0    $     283,332

See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1

                                PVF CAPITAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2002 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2003. The results of operations for PVF Capital Corp. ("PVF" or the "Company") for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the "Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

2.   Recently Issued Accounting Standards

     In November 2002, FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires new disclosures for guarantees for beginning in the interim period ended March 31, 2003. FIN 45 applies to standby letters of credit but not to commercial letters of credit or loan commitments. Beginning January 1, 2003, any fees received for a new or modified standby letter of credit are recorded as a liability to reflect the fair value of the guarantee and not as income. If no fee is received, then a fair value of that guarantee must be determined and recorded. The liability is reduced as the guaranteed is released.

PART I   FINANCIAL INFORMATION
ITEM 1

     SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement 123" was issued in December 2002 and amends SFAS No. 123, Accounting for Stock-Based Compensation, to
     provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Stock Compensation: Employee compensation expense under stock is reported using the intrinsic valuation method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation."

                                                       Three months ended                   Nine Months Ended
                                                            March 31,                            March 31,
                                                        2003        2002                      2003        2002

Net income as reported                               $2,094,615  $1,763,363                $6,038,861  $5,276,588

Less: Pro forma compensation
      expense, net of tax                            $   35,982  $   13,009                $  107,948  $   39,026

Pro forma net income                                 $2,058,633  $1,750,354                $5,930,913  $5,237,562

Basic earnings per share                             $     0.36  $     0.30                $     1.04  $     0.91

Pro forma basic earnings per share                   $     0.36  $     0.30                $     1.02  $     0.91

Diluted earnings per share                           $     0.35  $     0.30                $     1.03  $     0.90

Pro forma diluted earnings per share                 $     0.35  $     0.29                $     1.01  $     0.89

PART I   FINANCIAL INFORMATION
ITEM 1


3. The following table discloses Earnings Per Share for the three and nine months ended March 31, 2003 and March 31, 2002.

                                                                  Three months ended March 31,
                                                       2003                                         2002
                                     ---------------------------------------        --------------------------------------
                                        Income        Shares      Per-Share           Income        Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount          (Numerator)  (Denominator)    Amount
                                      -----------  -------------  ---------         -----------  -------------  ----------
BASIC EPS
 Net Income                           $2,094,615     5,790,026        $ 0.36        $1,763,363     5,833,013        $ 0.30

EFFECT OF STOCK OPTIONS                                114,117          0.01                         104,916          0.00

DILUTED EPS
 Net Income                           $2,094,615     5,904,143        $ 0.35        $1,763,363     5,937,929        $ 0.30


                                                                  Nine months ended March 31,
                                                       2003                                         2002
                                     ---------------------------------------        --------------------------------------
                                        Income        Shares      Per-Share           Income        Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount          (Numerator)  (Denominator)    Amount
                                      -----------  -------------  ---------         -----------  -------------  ----------
BASIC EPS
 Net Income                           $6,038,861     5,791,400        $ 1.04        $5,276,588     5,777,858        $ 0.91

EFFECT OF STOCK OPTIONS                                 85,010          0.01                         106,102          0.01

DILUTED EPS
 Net Income                           $6,038,861     5,876,410        $ 1.03        $5,276,588     5,883,960        $ 0.90


Note - Shares  represent  average  shares for the period  adjusted  for Treasury
     Stock. Stock options for 89,809 and 89,809 shares of common stock were not considered in computing dilutive earnings per common share for the three and nine month periods ended March 31, 2002 because they were anti-dilutive.

     Stock options for -0- and 7,000 shares of common stock were not considered in computing dilutive earnings per common share for the nine month period ended March 31, 2003 because they were anti-dilutive.

Part I Financial Information
Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and nine-month periods ended March 31, 2003 for PVF Capital Corp. ("PVF" or the "Company"), Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary, PVF Service Corporation ("PVFSC"), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., PVF Community Development, and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.

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

FINANCIAL CONDITION
-------------------

Consolidated assets of PVF were $695.9 million as of March 31, 2003, an increase of approximately $16.3 million, or 2.4%, as compared to June 30, 2002. The Bank remained in regulatory capital compliance for a well capitalized institution with tangible, core, and risk-based capital levels on a fully phased-in basis of 8.17%, 8.17% and 11.55%, respectively at March 31, 2003.

During the nine months ended March 31, 2003, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $1.2 million, or 8.5%, as compared to

Part I Financial Information
Item 2

FINANCIAL CONDITION CONTINUED
-----------------------------

June 30, 2002. The change in the Company's cash and cash equivalents consisted of decreases in interest-bearing deposits and federal funds sold of $5.3 million and an increase in cash of $4.1 million.

The net $39.6 million, or 6.8%, increase in loans receivable, loans receivable held for sale and mortgage-backed securities during the nine months ended March 31, 2003, resulted from increases in loans receivable of $20.4 million and loans receivable held for sale of $22.9 million and a decrease in mortgage-backed securities of $3.7 million. The increase of $20.4 million in loans receivable included increases of $12.7 million in home equity loans, $12.0 million in commercial real-estate loans, $9.0 million in commercial equity line of credit loans, $2.4 million in construction and land loans, net, and $1.5 million in consumer loans. These increases were offset by decreases of $13.3 million in single-family mortgage loans, and $3.9 million in multi-family loans. The increase of $22.9 million in loans receivable held for sale is attributable to timing differences between the origination and sale of loans originated for sale. The Bank typically originates single-family fixed-rate loans for sale, while retaining single-family adjustable-rate loans for investment. During periods of lower interest rates borrowers are generally attracted to fixed-rate financing, while the reverse is true during periods of higher interest rates. The decrease in mortgage-backed securities resulted from both scheduled principal payments and pre-payments received of $3.7 million. There were no material changes to the composition of the mortgage loan portfolio.

Securities decreased by $25.0 million, or 45.5%, as the result of the purchase of $30.0 million in newly issued securities and call options exercised on $55.0 million in securities held to maturity.

The increase of $1.7 million, or 17.5%, in office properties and equipment is the result of capital improvements to our Corporate Center office in Solon, Ohio, in addition to the opening of two new branch offices and the relocation of one branch office. The decrease of $30,500 in real estate owned properties resulted from proceeds received on the sale of two developed building lots.

Investment in stock with the Federal Home Loan Bank of Cincinnati increased by $0.4 million due to the receipt of stock dividends. The increase in prepaid expenses and other assets of $0.9 million, or 15.7%, is primarily attributable to an increase in the book value of mortgage servicing rights of $0.5 million that was the result of the high volume of loan sales during the current period. At March 31, 2003, the Company serviced $578.8 million in single-family mortgage loans, and carried an asset for mortgage servicing rights totaling $3.8 million, or 65 basis points, of total serviced loans.

Deposits increased by $8.6 million, or 1.8%, as a result of special promotional rates offered with the opening of two new branch offices. The Company will consider the use of special promotional rates in the future to attract new deposits or to establish a deposit base when opening new branches. The increase in accrued expenses and other liabilities of $8.4 million, or 74.3%, is primarily the result of timing differences between the collection and remittance of payments received on loans

Part I Financial Information
Item 2

FINANCIAL CONDITION CONTINUED
-----------------------------

serviced for others.

Notes payable decreased by $1.8 million, or 21.8%, as a result of principal repayments. The decrease in advances from borrowers for taxes and insurance of $3.0 million, or 40.5%, is due to timing differences between the collection and payment of escrow funds. The decrease of $0.6 million, or 0.5%, in advances from the Federal Home Loan Bank was the result of the repayment of maturing advances.

The increase in deposits of $8.6 million, funds from the decrease of $25.0 million in securities held to maturity, the repayment of $3.7 million in mortgage-backed securities, the decrease of $1.2 million in cash and cash equivalents, funds of $8.4 million collected on serviced loans, and earnings of $6.0 million were used to fund the increase of $43.3 million in total loans receivable, the increase of $1.7 million in office properties and equipment, the increase of $0.9 million in prepaid expenses and other assets, the increase of $0.4 million of stock in the Federal Home Loan Bank of Cincinnati, the decrease of $3.0 million from borrowers for taxes and insurance, repay $1.8 million in notes payable, repay $0.6 million in advances, and pay a dividend of $1.2 million.

RESULTS OF OPERATIONS   Three months ended March 31, 2003,
---------------------   compared to three months ended
                        March 31, 2002.

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

The Company's net income for the three months ended March 31, 2003 was $2,094,600 as compared to $1,763,400 for the prior year comparable period. This represents an increase of $331,200, or 18.8%, when compared with the prior year comparable period.

Net interest income for the three months ended March 31, 2003 increased by $295,300, or 5.5%, as compared to the prior year comparable period. This resulted from a decrease of $1,196,200, or 10.3%, in interest income and a $1,491,500, or 23.9%, decrease in

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------

interest expense, both of which resulted from historically low market interest rates during the current period. The decrease in interest income resulted from a decrease of 70 basis points in the return on interest-earning assets in the current period. The decrease in yield, in addition to a modest decrease of $1.3 million in the average balance of interest-earning assets, resulted in an overall decrease to interest income of $1,196,200 in the current period. The decrease in interest expense resulted from a decrease of 97 basis points in the cost of funds on interest-bearing liabilities in the current period. The decrease in cost of funds, in addition to a decrease of $4.5 million in the average balance on interest-bearing liabilities, resulted in an overall decrease to interest expense of $1,491,500 in the current period. The Company's net interest income increased due to an increase of 27 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period. A continued decline in market interest rates could result in a negative impact to net interest income.

For the three months ended March 31, 2003, no provision for general loan losses was recorded, while a $50,000 provision for general loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended March 31, 2003, the Company experienced a decrease in the loan portfolio of $0.5 million. In addition, the level of impaired loans and classified assets increased by $325,000 and $1.0 million, respectively, while $19,000 in loans were charged off. Management determined it was not necessary to record a provision for loan losses in the current period due to the application of revised reserve percentages, reflecting the Company's historic loss experience to certain loan categories. At March 31, 2003, the allowance for loan losses was $3.9 million, which represented 52.7% of non-performing loans and 0.63% of loans. During the three months ended March 31, 2002, the Company experienced a decrease in the loan portfolio of $17.5 million, increases in the level of impaired loans and classified assets of $0.9 million each, and had $13,000 in loans charged off. Due to increases in impaired loans and classified assets, along with loans charged off during the period, management determined

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------

it was necessary to record a provision for general loan losses of $50,000 in the prior period. At March 31, 2002, the allowance for loan losses was $3.9 million, which represented 64.1% of non-performing loans and 0.67% of loans.

For the three months ended March 31, 2003, non-interest income increased by $726,600, or 83.5%, from the prior year comparable period. This resulted primarily from an increase of $622,400, or 86.7%, in mortgage-banking activities that resulted from an increase of $1,185,400 in profit on loan sales in the current period offset by a decrease of $563,000 in loan servicing income. The decrease in loan servicing income is attributable to the accelerated write-down of mortgage loan servicing rights resulting from declining market interest rates and increased prepayment speed on loans serviced for others. The write-down to mortgage loan servicing rights for the three months ended March 31, 2003 was $957,100, representing an increase of $633,900 as compared to the prior year comparable period. Included in the write-down to mortgage loan servicing rights in the current period is a $370,000 write-down for impairment to the fair market value of mortgage loan servicing rights. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The results of operations from mortgage-banking activity for the three months ended March 31, 2003 are attributable in large part to historically low market interest rates and are not necessarily indicative of expected future results.

Service and other fees increased by $115,700, or 103.2%, in the current period, primarily due to increases in loan prepayment penalties and late charge fee income.

Non-interest expense for the three months ended March 31, 2003 increased by $566,200, or 16.0%, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $292,400, or 15.6%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased $145,800, or 21.0%, due to the operation of two additional branch offices along with repairs and maintenance costs to our Corporate Center office. The increase of $128,000, or 13.1%, in other non-interest expense was attributable to increases in telephone line costs resulting from an upgrade to our computer network, costs of outside services attributable to the opening of two new branch offices and the relocation of an existing branch office, and real estate owned expense.

The federal income tax provision for the three-month period ended March 31, 2003 increased to an effective rate of 33.7% for the current period from an effective rate of 33.5% for the prior year comparable period.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------

RESULTS OF OPERATIONS   Nine months ended March 31, 2003,
---------------------   compared to nine months ended
                        March 31, 2002.

The Company's net income for the nine months ended March 31, 2003 was $6,038,900 as compared to $5,276,600 for the prior year comparable period. This represents an increase of $762,300, or 14.4%, when compared with the prior year comparable period.

Net  interest  income for the nine  months  ended March 31,  2003  increased  by
$1,142,300, or 7.1%, as compared to the prior year comparable period. This resulted from a decrease of $4,096,400, or 11.0%, in interest income and a $5,238,700, or 24.8%, decrease in interest expense, both of which resulted from historically low market interest rates during the current period. The decrease in interest income resulted from a decrease of 85 basis points in the return on interest-earning assets in the current period. The decrease in yield on interest-earning assets, resulted in an overall decrease to interest income of $4,096,400 in the current period. The decrease in interest expense resulted from a decrease of 114 basis points in the cost of funds on interest-bearing liabilities in the current period. The decrease in cost of funds, in addition to a decrease of $3.0 million in the average balance on interest-bearing liabilities, resulted in an overall decrease to interest expense of $5,238,700 in the current period. The Company's net interest income increased due to an increase of 29 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period. A continued decline in market interest rates could result in a negative impact to net interest income.

For the nine months ended March 31, 2003, no provision for general loan losses was recorded, while a $403,000 provision for general loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the nine months ended March 31, 2003, the Company experienced growth in the loan portfolio of $43.3 million, a decrease in the level of impaired loans of $433,000, an increase in classified assets of

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------

$115,000, and had $19,000 in loans charged off. Management determined it was not necessary to record a provision for loan losses in the current period due to the application of revised reserve percentages, reflecting the Company's historic loss experience to certain loan categories, along with a decrease to impaired loans. At March 31, 2003, the allowance for loan losses was $3.9 million, which represented 52.7% of non-performing loans and 0.63% of loans. During the nine months ended March 31, 2002, the Company experienced growth in the loan portfolio of $8.6 million, increases in the level of impaired loans and classified assets of $0.7 million each, and had $40,000 in loans charged off. Due to the growth of the loan portfolio, increases in the level of impaired loans and classified assets, along with loans charged off during the period and changes to the overall composition of the loan portfolio, management determined it was necessary to record a provision for general loan losses of $403,000 in the prior period. At March 31, 2002, the allowance for loan losses was $3.9 million, which represented 64.1% of non-performing loans and 0.67% of loans.

For the nine months ended March 31, 2003, non-interest income increased by $1,463,500, or 53.8%, from the prior year comparable period. This resulted primarily from an increase of $1,258,300, or 56.9%, in mortgage-banking activities that resulted from an increase of $2,191,300 in profit on loan sales in the current period offset by a decrease of $933,000 in loan servicing income. The decrease in loan servicing income is attributable to the accelerated write-down of mortgage loan servicing rights resulting from declining market interest rates and increased prepayment speed on loans serviced for others. The write-down to mortgage loan servicing rights for the nine months ended March 31, 2003 was $2,025,300, representing an increase of $1,196,800 as compared to the prior year comparable period. Included in the write-down to mortgage loan servicing rights in the current period is a $370,000 write-down for impairment to the fair market value of mortgage loan servicing rights. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The results of operations from mortgage-banking activity for the nine months ended March 31, 2003 are attributable in large part to historically low market interest rates and are not necessarily indicative of expected future results.

Service and other fees increased by $157,900, or 37.8%, primarily due to increases in loan prepayment penalties and late charge fee income. In addition, other non-interest income, net, increased by $47,300 in the current period, primarily due to recoveries of amounts previously charged off.

Non-interest expense for the nine months ended March 31, 2003 increased by $1,889,100, or 18.1%, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $696,800, or 12.0%, as the result of increased

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------

staffing, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased $401,700, or 20.5%, due to the operation of two additional branch offices along with repairs and maintenance costs to our Corporate Center office. The increase of $790,600, or 29.5%, in other non-interest expense was attributable to increases in legal fees, costs of outside services attributable to the opening of two new branch offices and the relocation of an existing branch office, increased telephone line costs resulting from an upgrade to our computer network, stationery, printing and supplies, postage and special mail.

The federal income tax provision for the nine-month period ended March 31, 2002 decreased to an effective rate of 33.6% for the current period from an effective rate of 33.8% for the prior year comparable period.

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

Part II Other Information continued

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

                                       PVF Capital Corp.
                                       ----------------
                                         (Registrant)


Date:  May 14, 2003                    /s/ C. Keith Swaney
       ------------                    -------------------------------
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

Date: May 14, 2003

                                           /s/ John R. Male
                                           ----------------------------------
                                           John R. Male
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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

Date: May 14, 2003


                                              /s/ C. Keith Swaney
                                              ------------------------------
                                              C. Keith Swaney
                                              President, Chief Operating
                                              Officer and Treasurer