Form 10-K
period 2003-06-30
PVF CAPITAL CORP
filed 2003-09-29
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

Common Stock (par value $.01 per share)
Title of Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes       No  X

The registrant’s voting stock is listed on the NASDAQ Small Cap Market under the symbol “PVFC.” The aggregate market value of voting stock held by nonaffiliates of the registrant at September 5, 2003 was approximately $58,609,407 based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Small-Cap MarketSM as of December 31, 2002 ($11.37 per share), as adjusted for a 10% stock dividend paid on the Common Stock on August 29, 2003. Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.

As of September 5, 2003, the Registrant had 6,374,489 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     1.     Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2003. (Parts II and IV)

     2.     Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

PART I

Item 1. Business

General

     PVF Capital Corp. (“PVF” or the “Company”) is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”). PVF owns and operates Park View Federal Savings Bank, PVF Service Corporation (“PVFSC”), a real estate subsidiary, and Mid Pines Land Company (“MPLC”), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary, currently inactive, and two other subsidiaries chartered for future operation, but which are also currently inactive. Park View Federal is a federal stock savings bank operating through fifteen offices located in Cleveland and surrounding communities. Park View Federal has operated continuously for 82 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF Capital Corp’s main office is located at 30000 Aurora Road, Solon, Ohio 44139, and its telephone number is (440) 248-7171.

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

Market Area

     The Bank conducts its business through fifteen offices located in Cuyahoga, Summit, Medina, Lorain, Lake and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. At June 30, 2003, over 90% of the Bank’s net loan portfolio and over 90% of the Bank’s deposits were in the Bank’s market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, Medina and Summit Counties, where demographic growth has been stronger.

     The economy in the Cleveland area historically has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of service, financial and wholesale and retail trade industries.

Lending Activities

Loan Portfolio Composition and Mortgage-Backed Securities

     The Company’s loans receivable held for investment and loans receivable held for sale totaled $613.3 million at June 30, 2003, representing 82.5% of total assets at such date. It is the Company’s policy to concentrate its lending in its market area. In addition, the Company also held $3.0 million, or 0.4% of total assets, in mortgage-backed securities at June 30, 2003.

     Set forth below is certain data relating to the composition of the Company’s loan portfolio by type of loan on the dates indicated. As of June 30, 2003, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	At June 30,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans receivable held for investment:

One-to-four family residential	143,882	24.82%	$158,834	28.18%	$207,346	36.15%

Home equity line of credit	67,822	11.70	53,349	9.47	37,597	6.55

Multifamily residential	40,997	7.07	43,452	7.71	43,772	7.63

Commercial	147,561	25.46	133,146	23.63	125,769	21.92

Commercial equity line of credit	34,081	5.88	22,872	4.06	15,232	2.66

Land	62,933	10.86	60,125	10.67	58,833	10.26

Construction - residential	111,389	19.22	110,596	19.62	106,275	18.53

Construction - multi-family	304	0.05	1,085	0.19	306	0.05

Construction - commercial	22,936	3.96	33,451	5.94	28,962	5.05

Non real estate	11,761	2.03	8,459	1.50	5,773	1.00

	643,666	111.04	625,369	110.97	629,866	109.80

Accrued interest receivable	2,686	0.46	2,974	0.53	3,415	0.60

Deferred loan fees	(3,033)	(0.52)	(2,790)	(0.50)	(2,318)	(0.40)

Unearned discount	(2)	0.00	(3)	0.00	(4)	0.00

Undisbursed portion of loan proceeds	(59,763)	(10.31)	(58,098)	(10.30)	(53,795)	(9.39)

Market valuation reserve	0	0.00	0	0.00	0	0.00

Allowance for loan losses	(3,883)	(0.67)	(3,902)	(0.69)	(3,520)	(0.61)

Total other items	(63,995)	(11.04)	(61,819)	(10.97)	(56,222)	(9.80)

Total loans receivable held for investment	$579,671	100.00%	$563,551	100.00%	$573,643	100.00%

Real estate loans receivable held for sale:

Single-family residential held for sale	$33,604		$11,680		$6,152

Mortgage-backed securities held to maturity	2,931		7,211		17,912

Accrued interest receivable	34		86		212

Total mortgage-backed securities	$2,965		$7,297		$18,124

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At June 30,

	2000		1999

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans receivable held for investment:

One-to-four family residential	$197,445	38.45%	$139,536	35.28%

Home equity line of credit	30,978	6.03	22,956	5.80

Multifamily residential	42,503	8.27	34,075	8.61

Commercial	115,226	22.43	105,427	26.65

Commercial equity line of credit	12,079	2.35	4,713	1.19

Land	41,583	8.10	42,003	10.62

Construction - residential	106,706	20.77	82,475	20.85

Construction - multi-family	0	0.00	1,763	0.45

Construction - commercial	21,604	4.21	16,694	4.25

Non real estate	4,391	0.85	3,086	0.78

	572,516	111.46	452,828	114.48

Accrued interest receivable	3,020	0.59	2,191	0.55

Deferred loan fees	(2,130)	(0.41)	(1,951)	(0.49)

Unearned discount	(16)	0.00	(23)	(0.01)

Undisbursed portion of loan proceeds	(56,288)	(10.98)	(54,864)	(13.87)

Market valuation reserve	(45)	(0.01)	0	0.00

Allowance for loan losses	(3,387)	(0.65)	(2,630)	(0.66)

Total other items	(58,846)	(11.46)	(57,277)	(14.48)

Total loans receivable held for investment	$513,670	100.00%	$395,551	100.00%

Real estate loans receivable held for sale:

Single-family residential held for sale	$10,738		$1,772

Mortgage-backed securities held to maturity	1,208		1,722

Accrued interest receivable	7		11

Total mortgage-backed securities	$1,215		$1,733

     The following table presents at June 30, 2003 the amounts of loan principal repayments scheduled to be received by the Company during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank’s actual repayment experience to differ from that shown below.

	Due
	During	Due One	Due
	the Year	Through Five	Five Years
	Ending	Years After	or More After
	June 30,	June 30,	June 30,
	2004	2003	2003

		(In thousands)
Real estate mortgage loans	$284,442	$197,812	$44,767

Real estate construction loans	74,866	0	0

Non real estate loans	9,749	793	845

Total	$369,057	$198,605	$45,612

     The following table apportions the dollar amount of the loans outstanding at June 30, 2003 that are due or repricing after June 30, 2004 between those with predetermined interest rates and those with adjustable interest rates.

		Floating or
	Predetermined Rates	Adjustable Rates	Total

		(In thousands)
Real estate mortgage loans (1)	$28,272	$214,307	$242,579

Non real estate loans	1,638	0	1,638

Total	$29,910	$214,307	$244,217

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

     The following table shows total loan origination and sale activity during the periods indicated.

	Year Ended June 30,

	2003	2002	2001

	(In thousands)
Loans originated:

Real estate:

Residential and commercial (1)	$491,336	$284,991	$156,913

Construction (1)	123,414	125,461	130,227

Land	30,339	24,821	38,448

Non real estate	1,106	1,826	2,193

Total loans originated	$646,195	$437,099	$327,781

Loans refinanced	$27,335	$36,691	$22,952

Loans sold	$453,736	$295,706	$106,048

(1) Includes single-family and multi-family residential and commercial loans.

Loan Underwriting Policies

     The Bank’s lending activities are subject to the Bank’s written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are generally performed by an internal staff appraiser or by independent outside appraisers approved by the Bank’s Board of Directors. The Bank’s Loan Underwriter has authority to approve all fixed-rate single-family residential mortgage loans which meet FHLMC and FNMA underwriting guidelines and those adjustable-rate single-family residential mortgage loans which meet the Bank’s underwriting standards and are in amounts of less than $400,000. The Board of Directors has established a Loan Committee comprised of the Chairman of the Board and other officers and management of the Bank. This committee reviews all loans approved by the underwriter and has the authority to approve single-family residential loans up to $750,000, construction, multi-family and commercial real estate loans up to $1.0 million, and line of credit and commercial non-real estate loans up to $500,000. All loans in excess of the above amounts must be approved by the Board of Directors. All loans secured by savings deposits can be approved by lending officers based in the Bank’s branch offices.

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

     The Bank is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. The Bank will make a single-family residential mortgage loan with up to a 100% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on multi-family loans to 80% and commercial real estate mortgages to 80%.

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

     Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family residential real estate loans in its market area. The Bank currently originates fixed-rate residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that reset after five or seven years to a rate which is 0.5% above the FHLMC 60 day delivery rate, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 2003, $143.9 million, or 24.8%, of the Bank’s net loan portfolio held for investment consisted of single-family conventional mortgage loans, of which approximately $126.5 million, or 87.9%, carried adjustable interest rates. Included in this amount are $26.8 million in second mortgage loans. In addition, the Bank had $33.6 million in loans available for sale. These loans carry fixed rates and are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.

     The Bank offers adjustable-rate residential mortgage loans with interest rates which adjust based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board (the “Treasury Rate”), plus a margin of 2.50% to 3.50%. The amount of any increase or decrease in the interest rate is usually limited to 2% per year, with a limit of 6% over the life of the loan. The date of the first rate adjustment may range from one to five years from the original date of the loan.

     Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank’s multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three to five years based upon changes in the Treasury Rate Index or Federal Home Loan Bank advance rate, plus a negotiated margin of between 2.5% and 3.5%. In addition, the Bank makes revolving line of credit loans secured by mortgages on commercial and multi-family property. Said loans are adjustable rate loans based on the prime interest rate and are made for terms of up to two years. These loans are underwritten using the same guidelines as for first mortgage, commercial and multi-family loans. Commercial real estate loans, including commercial equity lines of credit, and multi-family residential real estate loans amounted to $222.6 million, or 38.4%, of the Bank’s net loan portfolio held for term investment at June 30, 2003.

     Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space, and, as such, may be subject to a greater extent to adverse conditions in the economy. To minimize these risks, Park View Federal generally limits itself to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. The Bank obtains financial statements and, in most cases, the personal guarantees from all principals obtaining commercial real estate loans.

     Construction Loans. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied single-family dwellings in the Bank’s market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Interest rates on residential construction loans made to the eventual occupant are set at competitive rates, and are usually fixed for the construction term. Interest rates on residential construction loans to builders are set at a variable rate based on the prime rate, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 18 months. Advances are generally paid directly to subcontractor’s and suppliers and are made on a percentage of completion basis. At June 30, 2003, $134.6 million, or 23.2%, of the Bank’s net loan portfolio held for investment consisted of construction loans.

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

     Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well known to the Bank, and it obtains the financial statements and personal guarantees of such builders and developers. The Bank also requires feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to 80% of the appraised value. If land is being acquired, the amount of the loan to be used for such purposes is usually limited to 75% of the cost of the land. All of these loans originated are within the Bank’s market area. The Bank had $62.9 million, or 10.9% of its net loan portfolio held for investment, in land loans at June 30, 2003.

     Equity Line of Credit Loans. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5-year review and renewal option followed by a balloon payment. The rate adjusts monthly to a rate ranging from the prime lending rate to prime plus 2.0%. At June 30, 2003, the Bank had $67.8 million, or 11.7% of its net loan portfolio held for investment in home equity lines of credit.

     Commercial Non Real Estate Business Loans. The Bank will make commercial business loans secured by non-real estate assets such as accounts receivables, inventory, furniture and fixtures, equipment and certain intangible assets. Such loans are made on a limited basis (up to 5% of assets) to credit worthy customers of the Bank. The loans are made for up to 75% of the collateral value not to exceed $3.0 million for terms up to 10 years. The Bank requires the personal guarantee of all borrowers for such loans. At June 30, 2003, the Bank had $11.8 million, or 2.0% of its net loan portfolio held for investment in commercial non real estate business loans.

Mortgage Banking Activity

     In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 2003, the Bank reported a net loan servicing loss of $1.8 million as the result of high prepayment speeds on loans serviced, and at June 30, 2003 was servicing $659.0 million of loans for others. The Bank has been able to keep delinquencies on loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate, single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.

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

     At June 30, 2003 and June 30, 2002, the Bank had $33,604,000 and $11,680,000 of fixed-rate single-family mortgage loans available for sale.

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

     The following table sets forth information with respect to the Bank’s nonperforming loans and other problem assets at the dates indicated.

	At June 30,

	2003	2002	2001	2000	1999

		(Dollars in thousands)
Non-accruing loans (1):

Real estate	$7,437	$7,805	$5,385	$4,842	$3,639

Total	$7,437	$7,805	$5,385	$4,842	$3,639

Accruing loans which are contractually past due 90 days or more:

Real estate	$275	$0	$20	$935	$248

Total	$275	$0	$20	$935	$248

Total nonaccrual and 90 days past due loans	$7,712	$7,805	$5,405	$5,777	$3,887

Ratio of non-performing loans to total loans and mortgage-backed securities	1.26%	1.36%	0.90%	1.10%	.97%

Other non-performing assets (2)	$449	$564	$547	$488	$168

Total non-performing assets	$8,161	$8,369	$5,952	$6,265	$4,055

Total non-performing assets to total assets	1.10%	1.23%	0.81%	1.02%	0.90%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and all loans greater than 90-days past due with a loan-to-value ratio greater than 65%. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

     It is the Bank’s policy to not record into income partial interest payments. During the year ended June 30, 2003, gross interest income of $761,800 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the period. No interest was included in income on non-accruing loans.

     At June 30, 2003, non-accruing loans consisted of 38 loans totaling $7.4 million, and included 22 conventional mortgage loans aggregating $3.0 million, 2 land loans in the amount of $0.9 million, 3 construction loans in the amount of $0.5 million, 9 commercial loans in the amount of $2.9 million and 2 multi-family loans in the amount of $0.1 million. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 2003, the Bank had one commercial real estate owned property totaling $449,000.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as “substandard,” “doubtful” or “loss,” if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as “special mention.” The Bank has established an Asset Classification Committee, which is comprised of senior employees of the Bank and two outside Board members. The Asset Classification Committee meets quarterly to review the Bank’s loan portfolio and determine which loans should be placed on a “watch-list” of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See “Regulation of the Bank — Regulatory Capital Requirements.” OTS examiners may disagree with the insured institution’s classifications and amounts reserved. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS. At June 30, 2003, total non-accrual and 90 days past due loans and other non-performing assets were $8.2 million, of which amount approximately $7.4 million were classified as substandard. For additional information, see “— Non-Performing Loans and Other Problem Assets” and Note 4 of Notes to Consolidated Financial Statements.

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

     The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Year Ended June 30,

	2003	2002	2001	2000	1999

		(Dollars in thousands)
Balance at beginning of year	$3,902	$3,520	$3,388	$2,630	$2,687

Charge-offs:

Mortgage loans	19	204	106	93	42

Non real estate (1)	0	2	7	0	20

Total charge-offs	19	206	113	93	62

Recoveries:

Mortgage loans	0	30	20	1	5

Non real estate (1)	0	0	0	0	0

Total recoveries	0	30	20	1	5

Net charge-offs	19	176	93	92	57

Provision charged to income	0	558	225	850	0

Balance at end of year	$3,883	$3,902	$3,520	$3,388	$2,630

Ratio of net charge-offs during the year to average loans outstanding during the year	0.0%	0.0%	0.0%	0.0%	0.0%

(1)	Consists primarily of line of credit loans.

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,

	2003		2002		2001

		% of		% of		% of
		Loans in		Loans in		Loans in
		Category to		Category to		Category to
		Total		Total		Total
		Net Loans		Net Loans		Net Loans
	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding

	(Dollars in thousands)
Mortgage Loans:

One-to-four family residential (1)	$1,335	46.60%	$1,005	49.95%	$841	54.03%

Multi-family residential	269	7.10	261	7.66	233	7.58

Commercial	1,949	33.41	2,187	30.46	1,934	27.24

Land	294	10.86	366	10.45	307	10.15

Unallocated	19	0.00	0	0.00	130	0.00

Total mortgage loans	3,866	97.97	3,819	98.52	3,445	99.00

Non real estate	17	2.03	83	1.48	75	1.00

Total allowance for loan losses	$3,883	100.00%	$3,902	100.00%	$3,520	100.00%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At June 30,

	2000		1999

		% of		% of
		Loans in		Loans in
		Category to		Category to
		Total		Total
		Net Loans		Net Loans
	Amount	Outstanding	Amount	Outstanding

	(Dollars in thousands)
Mortgage Loans:

One-to-four family residential (1)	$885	56.62%	$727	50.33%

Multi-family residential	234	8.11	201	8.58

Commercial	1,596	26.51	1,438	29.74

Land	261	7.93	218	10.57

Unallocated	349	0.00	0	0.00

Total mortgage loans	3,325	99.17	2,584	99.22

Non real estate	63	0.83	46	0.78

Total allowance for loan losses	$3,388	100.00%	$2,630	100.00%

(1)	Consists of one-to-four family residential and home equity line of credit.

Investment Activities

     Park View Federal’s investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers’ acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal’s investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 2003 Park View Federal had investments in agency notes, federal funds sold, FHLB of Cincinnati stock and interest-bearing deposits in other financial institutions.

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

     The following table sets forth the carrying value of the Bank’s securities portfolio, short-term investments and FHLB of Cincinnati stock at the dates indicated. At June 30, 2003, the fair market values of the Bank’s securities portfolio was $0.03 million. All securities are held to maturity, but are callable prior to maturity.

	At June 30,

	2003	2002	2001

	(In thousands)
Investment securities:

Municipal securities	$33	$121	$212

U.S. Government and agency securities	0	55,000	50,000

Total securities	33	55,121	50,212

Interest-bearing deposits	3,946	1,737	1,200

Federal funds sold	83,050	8,050	56,050

FHLB of Cincinnati stock	10,396	9,948	9,442

Total investments	$97,425	$74,856	$116,904

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s securities at June 30, 2003.

	At June 30, 2003

	One Year		One to Five		Five to 10
	or Less		Years		Years

	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Municipal securities	$33	6.25%	$0	0.00%	$0	0.00%

U.S. Government and agency securities	0	0.00	0	0.00	0	0.00

Deposits (1)	86,996	1.00	0	0.00	0	0.00

FHLB of Cincinnati stock	0	0.00	0	0.00	0	0.00

Total	$87,029	1.00	$0	0.00	$0	0.00

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At June 30, 2003

	More than
	10 Years		Total Securities

	Carrying	Average	Carrying	Market	Average
	Value	Yield	Value	Value	Yield

	(Dollars in thousands)
Municipal securities	$0	0.00%	$33	$33	6.25%

U.S. Government and agency securities	0	0.00	0	0	0.00

Deposits (1)	0	0.00	86,996	86,996	1.00

FHLB of Cincinnati stock	10,396	4.00	10,396	10,396	4.00

Total	$10,396	4.00	$97,425	$97,425	1.32

(1)	Includes interest-bearing deposits at other financial institutions and federal funds sold.

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

     The Bank’s deposits increased by $46.7 million for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002, Deposit balances totaled $526.4 million, $479.7 million and $480.5 million at the fiscal years ended June 30, 2003, 2002, and 2001, respectively.

     Deposits in the Bank as of June 30, 2003 were represented by the various programs described below.

Weighted
Average				Percentage
Interest		Minimum	Balance in	of Total
Rate	Category	Balance	Thousands	Deposits

0.34%	NOW accounts	$50	$38,875	7.38%

1.00	Passbook statement accounts	5	43,192	8.20

0.67	Money market accounts	1,000	27,514	5.23

0.00	Non-interest-earning demand accounts	50	14,682	2.79

			124,263	23.60

	Certificates of Deposit

2.98	3 months or less	500	120,841	22.95

2.22	3 - 6 months	500	36,031	6.84

2.85	6 - 12 months	500	92,444	17.56

3.76	1 - 3 years	500	129,493	24.60

4.65	More than three years	500	23,357	4.45

3.23	Total certificates of deposit		402,166	76.40

2.61	Total deposits		$526,429	100.00%

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	At June 30, 2003			At June 30, 2002			At June 30, 2001

			Increase			Increase
			(Decrease)			(Decrease)
		% of	From Prior		% of	From Prior		% of
	Balance	Deposits	Year	Balance	Deposits	Year	Balance	Deposits

				(Dollars in thousands)
NOW checking (1)	$53,557	10.17%	$4,576	$48,981	10.21%	$8,880	$40,101	8.35%

Super NOW checking and money market	27,514	5.23	5,589	21,925	4.57	8,927	12,998	2.70

Passbook and regular savings	43,192	8.20	6,026	37,166	7.75	5,921	31,245	6.50

Jumbo certificates	100,149	19.02	3,138	97,011	20.23	(13,550)	110,561	23.01

Other certificates	255,908	48.61	24,381	231,527	48.27	(11,321	242,848	50.54

Keogh accounts	531	0.10	126	405	0.08	113	292	0.06

IRA accounts	45,578	8.67	2,921	42,657	8.89	170	42,487	8.84

Total	$526,429	100.00%	$46,757	$479,672	100.00%	$(860)	$480,532	100.00%

(1)	Includes non-interest-bearing demand accounts.

     The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.

	For the Year Ended June 30,

	2003			2002

	Interest-			Interest-
	Bearing			Bearing
	Demand	Savings	Time	Demand	Savings	Time
	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits

	(Dollars in thousands)
Average balance	$66,640	$38,799	$380,784	$49,981	$35,048	$376,795

Average rate paid	1.35%	1.21%	3 .62%	2.16%	1.88%	5.11%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Year Ended June 30,

	2001

	Interest-
	Bearing
	Demand	Savings	Time
	Deposits	Deposits	Deposits

	(Dollars in thousands)
Average balance	$40,034	$30,893	$399,039

Average rate paid	3.23%	2.50%	6.27%

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

     The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2003.

Certificates
Maturity Period	of Deposit

(In thousands)

Three months or less	$36,534

Three through six months	8,662

Six through 12 months	24,711

Over 12 months	39,986

Total	$109,893

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the Federal Home Loan Bank of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $30 million and $100 million respectively. The REPO advance and the CMA were not drawn down at June 30, 2003. Advances from the FHLB of Cincinnati are secured by the Bank’s stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.

     The following table sets forth certain information regarding the Bank’s advances from the FHLB of Cincinnati for the periods indicated:

	At June 30,

	2003	2002	2001

	(In thousands)

Amounts outstanding at end of period	$120,123	$120,740	$185,867

Weighted average rate	4.30%	4.30%	4.68%

Maximum amount outstanding at any month end	$130,725	$172,839	$185,872

Approximate average outstanding balance	122,034	142,820	117,624

Weighted average rate	4.27%	4.08%	5.68%

     At June 30, 2003 PVFCC had one note payable for $5.0 million, and drawn down $2.5 million, collateralized by the stock of PVFSB. At June 30, 2003 PVFSC had one note payable with an outstanding balance of $3.3 million, collateralized by real estate. See Note 9 of Notes to Consolidated Financial Statement.

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

     As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2003, ParkView Federal was authorized to invest up to approximately $22.3 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

     PVF has three active subsidiaries, Park View Federal, PVFSC and MPLC. PVFSC is engaged in the activities of land acquisition and real estate investment. PVF has three nonactive subsidiaries, PVF Community Development Corp., PVF Mortgage Corp., and PVF Holdings, which have been chartered for future activity.

     PVF Service Corporation. At June 30, 2003, PVFSC had a $0.35 million investment in a joint venture for the construction of a new branch office in Avon, Ohio, with the joint venture borrowing $0.7 million, guaranteed by PVFSC, for the cost of construction. PVFSC also has an interest in Park View Plaza, a joint venture, which is a strip center in Lakewood, OH that includes our Clifton branch office. In addition, PVFSC had a $5.3 million investment in office properties used by the Bank, that includes the Corporate Center in Solon, Ohio, and branch offices in Bainbridge, Ohio and Chardon, Ohio. In March 2002, PVFSC obtained a loan for $3.4 million secured by its Corporate Center in Solon, Ohio. PVFSC also made a $0.85 million real estate loan for the development of land in Newbury, Ohio.

     Mid Pines Land Company. In September of 2000, MPLC purchased a commercial office building in Solon, Ohio and approximately 5 acres of adjoining land from ARAC, Inc. for $4.4 million dollars. The purchase was made for the purpose of facilitating the acquisition in April 2001 by PVFSC of the Company’s new Corporate Center. In November of 2000, the commercial office building was sold to Rockside Corporate Woods Limited, LLC for $3.6 million. At June 30, 2003, MPLC had an investment of $0.6 million in land adjacent to the Company’s new Corporate Center in Solon, Ohio

Competition

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

Employees

     As of June 30, 2003, PVF and its subsidiaries had 169 full-time employees and 27 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

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

     In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution’s allowances for loan and lease losses allowances, and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2003, Park View Federal had no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer, home equity and land loans, residential and nonresidential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. Under the risk-based capital requirement, a savings institution is required to maintain total capital, consisting of core capital plus certain other components, including general valuation allowances, equal to 8.0% of risk-weighted assets. At June 30, 2003 the Bank’s risk-weighted assets were $535.6 million, and its total regulatory capital was $61.2 million, or 11.43% of risk-weighted assets.

     The table below presents the Bank’s capital position at June 30, 2003, relative to its various minimum regulatory capital requirements.

	At June 30, 2003

		Percent of
	Amount	Assets (1)

	(Dollars in Thousands)
Tangible Capital	$57,548	7.73%

Tangible Capital Requirement	11,160	1.50

Excess	$46,388	6.23%

Tier 1/Core Capital	$57,548	7.73%

Tier 1/Core Capital Requirement	29,760	4.00

Excess	$27,788	3.73%

Tier 1 Risk-Based Capital	$57,548	10.74%

Tier 1 Risk-Based Capital Requirement	21,425	4.00

Excess	$36,123	6.74%

Risk-Based Capital	$61,196	11.43%

Risk-Based Capital Requirement	42,849	8.00

Excess	$18,347	3.43%

(1)	Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

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

     Federal Home Loan Bank System. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2003 of $10.4 million.

     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2003, the Bank had $120.1 million in advances outstanding from the FHLB of Cincinnati. See “— Deposit Activity and Other Sources of Funds — Borrowings.”

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

     To meet the QTL test, the institution must qualify as a domestic building and loan association under the Internal Revenue Code or the institution’s “Qualified Thrift Investments” must total at least 65% of “portfolio assets.” Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks. At June 30, 2003, the Bank qualified as a QTL.

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

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits; (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one-to-four family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one-to-four family property), the limit is 85%. Although no supervisory loan-

to-value limit has been established for owner-occupied, one-to-four family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

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

     The FDIC’s current regular semi-annual SAIF assessment rates set a base assessment rate schedule ranging from 0 to 27 basis points. Until December 31, 1999, SAIF-insured institutions were required to pay assessments to the FDIC at the rate of 6.44 basis points to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, Bank Insurance Fund (“BIF”) members were assessed for these obligations at the rate of 1.3 basis points. Since January 1, 2000, both BIF and SAIF members have been assessed at the same rate for FICO payments. At June 30, 2003, the Bank had a risk classification of 1A.

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

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on transaction accounts of between $0 and $42.1 million, plus 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At June 30, 2003, Park View Federal met its reserve requirements.

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

     Loans-to-One-Borrower Limitations. Under federal law, loans and extensions of credit, that are not fully secured by collateral with a market value at least equal to the amount of the loan or extension of credit, outstanding at one time to a person shall not exceed 15% of the unimpaired capital and surplus of the savings institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. OTS regulations permit certain exceptions to the above general limitations. Specifically, savings associations may make loans to one borrower, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. A savings institution is authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus.

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

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the “Act”) and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report is set forth in the following paragraphs. SOX provides for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit Securities and Exchange Commission (“SEC”)-reporting companies and is funded by fees from all SEC-reporting companies. SOX imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client must be preapproved by the Company’s audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms apply to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers was extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan “blackout” periods, and loans to company executives are restricted. Directors and executive officers must also report most changes in their ownership of a company’s securities within two business days of the change, and all ownership reports must be electronically filed.

     SOX also increased the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. Audit committees of publicly traded companies must have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company’s independent auditor.

     Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statement’s materially misleading. SOX requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Company’s internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

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

     The Bank’s federal income tax returns through June 30, 1999 were audited by the IRS. The years June 30, 2000 through June 30, 2002 are open to audit.

     For further information regarding federal income taxes, see Note 10 of Notes to Consolidated Financial Statements.

State Income Taxation

     The Bank is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital is taxed at a rate of 1.3%. The Company generally elects to be taxed as a qualifying holding company and pay Ohio tax based on its net income only. The other subsidiaries of the Company are taxed on the greater of a tax based on net income or net worth.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth information with respect to the executive officers of the Company.

	Age as of
Name	September 8, 2003	Title

John R. Male	55	Chairman of the Board and Chief Executive Officer of the Company and the Bank

C. Keith Swaney	60	President and Chief Operating Officer of the Company and the Bank, Treasurer of the Company and Chief Financial Officer of the Bank

Jeffrey N. Male	54	Vice President and Secretary of the Company and Executive Vice President and Chief Lending Officer of the Bank

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

     C. Keith Swaney. Mr. Swaney joined the Bank in 1962 and was named Executive Vice President and Chief Financial Officer in 1986. He was named Vice President and Treasurer of the Company upon its organization in 1994. Mr. Swaney was named President and Chief Operating Officer of the Company and the Bank in October 2000. He continues to serve as Treasurer of the Company and as Chief Financial Officer of the Bank. He is responsible for all internal operations of the Company and the Bank. Over the years, he has participated in various charitable organizations and currently serves on the Board of Trustees for Hiram House Camp. Mr. Swaney attended Youngstown State University and California University in Pennsylvania.

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

Item 2. Properties

     The following table sets forth the location and certain additional information regarding the Company’s offices at June 30, 2003.

	Year		Net Book	Owned or	Approximate
	Opened/	Total	Value at	Leased/	Square
Location	Acquired	Deposits	June 30, 2003	Expiration	Footage

		(Dollars in thousands)
Main Office:
30000 Aurora Road	2000	$16,917	$5,506	Owned	51,635
Solon, Ohio

Branch Offices:
2111 Richmond Road	1967	65,748	46	Lease	2,750
Beachwood, Ohio				3/1/09

415 Northfield Road	2002	43,407	336	Lease	3,084
Bedford, Ohio				11/1/12

11010 Clifton Blvd	1974	33,381	201	Lease	1,550
Cleveland, Ohio				8/1/05

13901 Ridge Road	1999	55,558	27	Lease	3,278
North Royalton, Ohio				8/31/04

6990 Heisley Road	1994	30,783	36	Lease	2,400
Mentor, Ohio				10/25/03

1456 SOM Center Road	1995	33,203	70	Lease	2,200
Mayfield Heights, Ohio				9/30/04

497 East Aurora Road	1994	38,226	2	Lease	2,400
Macedonia, Ohio				9/30/04

8500 Washington Street	1995	36,697	664	Owned	2,700
Chagrin Falls, Ohio

408 Water Street	1997	24,266	506	Owned	2,800
Chardon, Ohio

3613 Medina Road	2000	21,895	27	Lease	2,440
Medina, Ohio				8/31/04

34400 Aurora Road	2000	24,137	70	Lease	3,000
Solon, Ohio				4/30/10

16909 Chagrin Blvd	2000	39,201	124	Lease	2,904
Shaker Hts., Ohio				6/30/10

36311 Detroit Road	2002	26,666	271	Lease	3,375
Avon, Ohio				8/31/12

17780 Pearl Road	2002	36,344	173	Lease	3,500
Strongsville, Ohio				8/31/12

     At June 30, 2003 the net book value of the Company’s premises, furniture, fixtures and equipment was $11.6 million. See Note 6 of Notes to Consolidated Financial Statements for further information.

     The Company also owns real estate in Solon, Ohio. See “Item 1. Business— Subsidiary Activities” for further information.

Item 3. Legal Proceedings

     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to its business. There are no material legal proceedings to which the Bank or PVF is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The information contained under the section captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2003 (the “Annual Report”) is incorporated herein by reference. For information regarding restrictions on the payment of dividends see “Item 1. Business — Regulation of the Bank — Dividend Limitations.”

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

     The report of KPMG LLP with respect to the consolidated statements of operations, shareholder’s equity, and cash flows of the Company for the year ended June 30, 2001 follows.

Independent Auditors’ Report

The Board of Directors
PVF Capital Corp.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of PVF Capital Corp. and subsidiaries (Company) for the year ended June 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PVF Capital Corp. and subsidiaries for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMPG LLP

Cleveland, Ohio
July 27, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

     There have been no changes in the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

     The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation” and “— Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b)	The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors” and “Voting Securities and Principal Holders Thereof” of the Proxy Statement.

(c)	Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	This information required by this item is incorporated herein by reference to the section captioned “Proposal II – Approval of the Amended and Restated PVF Capital Corp. 2000 Incentive Stock Option Plan – Equity Compensation Plans” of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” of the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Independent Auditors’ Report (incorporated by reference to the Annual Report)

Consolidated Financial Statements (incorporated by reference to the Annual Report)

		(a)	Consolidated Statements of Financial Condition, at June 30, 2003 and 2002

		(b)	Consolidated Statements of Operations for the Years Ended June 30, 2003, 2002 and 2001

		(c)	Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2003, 2002 and 2001

		(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001

		(e)	Notes to Consolidated Financial Statements.

	2.	All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

	3.	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description

3.1	Certificate of Incorporation, as amended	***

3.2	Code of Regulations	*

3.3	Bylaws

4	Specimen Stock Certificate	*

10.1	Park View Federal Savings Bank Conversion Stock Option Plan †	*

10.2	PVF Capital Corp. 1996 Incentive Stock Option Plan †	*

10.3	Form of Severance Agreement between PVF Capital Corporation and each of John R. Male, C. Keith Swaney and Jeffrey N. Male †	***

10.4	Park View Federal Savings Bank Supplemental Executive Retirement Plan †	**

10.5	PVF Capital Corp. 2000 Incentive Stock Option Plan and Deferred Compensation Plan†

13	PVF Capital Corp. Annual Report to Stockholders for the year ended June 30, 2003

21	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

23.2	Consent of Crowe Chizek and Company, LLP

31	Rule 13a-14(a) Certifications

32	Section 1350 Certification

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-24948).

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-24948).

†	Management contract or compensory plan or arrangement.

(b)	The Company filed a Current Report on Form 8-K on April 17, 2003 reporting under Items 7 and 12 and furnishing its press release dated April 16, 2003 in which it announced its unaudited financial results for the quarter and nine-month periods ended March 31, 2003.

(c)	All required exhibits are filed as attached.

(d)	No financial statement schedules are required.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.

September 23, 2003	By:	/s/ John R. Male John R. Male Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John R. Male John R. Male Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 23, 2003

/s/ C. Keith Swaney C. Keith Swaney President, Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	September 23, 2003

/s/ Robert K. Healey Robert K. Healey Director	September 23, 2003

/s/ Stanley T. Jaros Stanley T. Jaros Director	September 23, 2003

/s/ Stuart D. Neidus Stuart D. Neidus Director	September 23, 2003

/s/ Gerald A. Fallon Gerald A. Fallon Director	September 23, 2003

/s/ Raymond J. Negrelli Raymond J. Negrelli Director	September 23, 2003

/s/ Ronald D. Holman, II Ronald D. Holman, II Director	September 23, 2003