Form 10-Q
period 2003-09-30
PVF CAPITAL CORP
filed 2003-11-14
CIK 928592

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number         0-24948
                       ---------------------------------------------------------

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

                                 (440) 248-7171
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                    YES  X         NO
                                        ---           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    YES            NO  X
                                        ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.01 Par Value                          6,379,934
--------------------------------------------------------------------------------
            (Class)                          (Outstanding at November 12, 2003)

                                PVF CAPITAL CORP.


                                      INDEX


                                                                           Page

Part I   Financial Information

  Item 1 Financial Statements

         Consolidated Statements of Financial
         Condition, September 30, 2003 (unaudited)
         and June 30, 2003.                                                  1

         Consolidated Statements of Operations for
         the three months ended September 30,
         2003 and 2002 (unaudited).                                          2

         Consolidated Statements of Cash Flows for
         the three months ended September 30, 2003
         and 2002 (unaudited).                                               3

         Notes to Consolidated Financial
         Statements (unaudited).                                             4

  Item 2 Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                          6

  Item 3 Quantitative and Qualitative Disclosures
         About Market Risk                                                  11

  Item 4 Controls and Procedures                                            11

Part II  Other Information                                                  12

PART I   FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS



                                PVF CAPITAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                             September 30,          June 30,
                                      ASSETS                                                     2003                 2003
                                      ------                                                  unaudited
                                                                                            -------------         ----------
Cash and cash equivalents:
     Cash and amounts due from depository institutions                                        $10,663,684          $9,755,224
     Interest bearing deposits                                                                  1,599,038           3,946,019
     Federal funds sold                                                                        10,050,000          83,050,000
                                                                                              -----------         -----------

Total cash and cash equivalents                                                                22,312,722          96,751,243
Securities held to maturity                                                                             0              33,252
Mortgage-backed securities held to maturity                                                    41,704,862           2,964,798
Loans receivable held for sale, net                                                            18,460,848          33,603,895
Loans receivable, net of allowance of
       $3,982,839 and $3,882,839                                                              571,825,335         579,670,681
Office properties and equipment, net                                                           12,080,994          11,555,919
Real estate owned, net                                                                                  0             448,865
Federal Home Loan Bank stock                                                                   10,501,128          10,396,399
Prepaid expenses and other assets                                                              10,189,640           7,978,751
                                                                                             ------------        ------------
Total Assets                                                                                 $687,075,529        $743,403,803
                                                                                             ============        ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Liabilities
   Deposits                                                                                  $479,146,382        $526,428,927
   Advances from the Federal Home Loan Bank of Cincinnati                                     120,112,843         120,123,220
   Notes payable                                                                                5,295,695           5,815,150
   Advances from borrowers for taxes and insurance                                              4,661,014           7,964,653
   Accrued expenses and other liabilities                                                      16,751,545          24,468,717
                                                                                             ------------        ------------
Total Liabilities                                                                             625,967,479         684,800,667

Stockholders' Equity
   Serial preferred stock, none issued                                                                 --                  --
   Common stock, $0.01 par value, 15,000,000 shares authorized;
       6,718,008 and 6,717,283 shares issued, respectively                                         67,180              67,173
   Additional paid-in-capital                                                                  47,181,176          47,176,696
   Retained earnings                                                                           16,986,887          14,486,460
   Treasury Stock, at cost 343,519 shares                                                      (3,127,193)         (3,127,193)
                                                                                             ------------        ------------
Total Stockholders' Equity                                                                     61,108,050          58,603,136
                                                                                             ------------        ------------
Total Liabilities and Stockholders' Equity                                                   $687,075,529        $743,403,803
                                                                                             ============        ============

PART I   FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS


                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                             ----------------------------------------------
                                                                                            2003                  2002
Interest income
   Loans                                                                                 $ 9,463,528          $10,434,466
   Mortgage-backed securities                                                                443,442              100,332
   Cash and securities                                                                       151,391              869,688
                                                                                         -----------          -----------
               Total interest income                                                      10,058,361           11,404,486
                                                                                         -----------          -----------

Interest expense
   Deposits                                                                                2,930,179            4,430,307
   Borrowings                                                                              1,380,711            1,395,004
                                                                                         -----------          -----------

               Total interest expense                                                      4,310,890            5,825,311
                                                                                         -----------          -----------

               Net interest income                                                         5,747,471            5,579,175

Provision for loan losses                                                                    100,000                    0
                                                                                         -----------          -----------

               Net interest income after provision for loan losses                         5,647,471            5,579,175
                                                                                         -----------          -----------

Noninterest income
   Service and other fees                                                                    146,646              129,424
   Mortgage banking activities, net                                                        2,673,247              596,314
   Other, net                                                                                491,463               24,090
                                                                                         -----------          -----------

               Total noninterest income                                                    3,311,356              749,828
                                                                                         -----------          -----------

Noninterest expense
   Compensation and benefits                                                               2,506,396            2,103,560
   Office properties and equipment                                                           797,724              747,170
   Other                                                                                   1,233,925              950,712
                                                                                         -----------          -----------

               Total noninterest expense                                                   4,538,045            3,801,442
                                                                                         -----------          -----------

               Income before federal income tax provision                                  4,420,782            2,527,561

Federal income tax provision                                                               1,488,700              840,475
                                                                                         -----------          -----------

               Net income                                                                $ 2,932,082          $ 1,687,086
                                                                                         ===========          ===========

Basic earnings per share                                                                       $0.46                $0.26
                                                                                               =====                =====
Diluted earnings per share                                                                     $0.45                $0.26
                                                                                               =====                =====
Dividends declared per common share                                                           $0.074               $0.067
                                                                                              ======               ======

See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                        September 30,
                                                                                           --------------------------------------
                                                                                                     2003              2002
OPERATING ACTIVITIES
   Net Income                                                                                   $    2,932,082      $  1,687,086
   Adjustments to reconcile net income to net cash from operating activities
      Depreciation                                                                                     378,393           316,820
      Provision for loan losses                                                                        100,000                 0
      Accretion of unearned discount and deferred loan origination fees, net                          (311,349)         (291,047)
      Gain on sale of loans, net                                                                    (3,116,285)         (647,999)
      Gain on sale of real estate owned, net                                                          (438,928)                0
      Federal Home Loan Bank stock dividends                                                          (104,729)         (131,415)
      Change in accrued interest on investments, loans, and borrowings, net                            (82,674)           24,778
      Origination of loans receivable held for sale, net                                          (138,941,988)      (74,105,651)
      Sale of loans receivable held for sale, net                                                  157,201,320        64,544,110
      Net change in other assets and other liabilities, net                                        (13,682,643)        1,500,868

                                                                                                  ------------      ------------
               Net cash from operating activities                                                    3,933,199        (7,102,450)
                                                                                                  ------------      ------------

INVESTING ACTIVITIES
      Loan and mortgage-backed securities repayments and originations, net                           9,702,416       (16,112,815)
      Purchase of mortgage-backed securities held for investment                                   (39,853,303)                0
      Disposals of real estate owned                                                                   888,928            22,779
      Securities maturities                                                                             33,252         5,023,492
      Additions to office properties and equipment, net                                               (903,468)         (958,826)
                                                                                                  ------------      ------------

               Net cash from investing activities                                                  (30,132,175)      (12,025,370)
                                                                                                  ------------      ------------

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW, and passbook savings                                     1,956,879         5,453,684
      Net decrease in time deposits                                                                (49,239,424)         (591,787)
      Net increase (decrease) in Federal Home Loan Bank advances                                       (10,377)        9,985,652
      Net decrease in notes payable                                                                   (519,455)         (517,970)
      Purchase of treasury stock                                                                             0           (22,054)
      Proceeds from exercise of stock options                                                            4,488            31,211
      Cash dividend paid                                                                              (431,656)         (396,029)
                                                                                                  ------------      ------------

               Net cash from financing activities                                                  (48,239,545)       13,942,707
                                                                                                  ------------      ------------


Net decrease in cash and cash equivalents                                                          (74,438,521)       (5,185,113)

Cash and cash equivalents at beginning of period                                                    96,751,243        14,313,688
                                                                                                  ------------      ------------
Cash and cash equivalents at end of period                                                        $ 22,312,722      $  9,128,575
                                                                                                  ============      ============

Supplemental disclosures of cash flow information:
  Cash payments of interest expense                                                               $  4,309,947      $  5,842,819
  Cash payments of income taxes                                                                   $  3,070,000      $    230,000

Part I Financial Information
Item 1

                                PVF CAPITAL CORP.

                   Notes to Consolidated Financial Statements

                           September 30, 2003 and 2002
                                   (Unaudited)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2003 consolidated statement of financial condition which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2004. PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

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

                                                                                       Three Months Ended
                                                                                         September 30,
                                                                                    2003                2002
                                                                             ------------------- -------------------
         Net Income as reported                                                      $2,932,082          $1,687,086

         Less: Pro forma compensation
               expense, net of tax                                                   $   26,130          $   31,034
                                                                                     ----------          ----------

         Pro forma net income                                                        $2,905,952          $1,656,052
                                                                                     ==========          ==========

         Basic earnings per share                                                        $ 0.46              $ 0.26

         Pro forma basic earnings per share                                              $ 0.46              $ 0.26

         Diluted earnings per share                                                      $ 0.45              $ 0.26

         Pro forma diluted earnings per share                                            $ 0.45              $ 0.26

Part I Financial Information
Item 1

3. The following table discloses earnings per share for the three months ended September 30, 2003 and September 30, 2002.

                                                                  Three months ended September 30,
                                                     2003                                            2002
                                      -------------------------------------         --------------------------------------
                                        Income        Shares      Per-Share           Income        Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount          (Numerator)  (Denominator)     Amount
                                      -----------  -------------  ---------         -----------  -------------  ----------
BASIC EPS
 Income available to
  common stockholders                 $2,932,082     6,374,180      $ 0.46          $1,687,086     6,371,131      $ 0.26

EFFECT OF STOCK OPTIONS                                151,706        0.01                            67,167        0.00

DILUTED EPS
 Income available to
  common stockholders                 $2,932,082     6,525,886      $ 0.45          $1,687,086     6,438,298      $ 0.26


4. Mortgage Banking Activities: The Company services real estate loans for investors that are not included in the accompanying condensed consolidated financial statements. Mortgage servicing rights are established based on the allocated fair value of servicing rights retained on loans originated by the bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statement of financial condition under the caption "Prepaid expenses and other assets."

                                                                      2003                           2002
                                                                      ----                           ----
Servicing rights:
 Beginning of period                                              $4,655,182                     $3,255,147
 Additions                                                         2,144,654                        556,247
 Valuation allowance credited
  to expense                                                        (670,000)                             0
 Amortized to expense                                               (850,923)                      (392,698)
                                                                  ----------                     ----------
 End or period                                                    $5,278,913                     $3,418,696
                                                                  ==========                     ==========
Valuation allowance:
 Beginning of period                                              $  670,000                     $        0
 Reductions credited to expense                                      670,000                              0
                                                                  ----------                     ----------
 End of period                                                    $        0                     $        0
                                                                  ==========                     ==========

Part I Financial Information
Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 2003 for PVF Capital Corp. ("PVF" or the "Company"), Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary, PVF Service Corporation, a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and three other wholly-owned subsidiaries which are currently inactive.

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

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION
-------------------

Consolidated assets of PVF were $687.1 million as of September 30, 2003, a decrease of approximately $56.3 million, or 7.6%, as compared to June 30, 2003. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 8.68%, 8.68% and 12.24% respectively at September 30, 2003.

During the three months ended September 30, 2003, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $74.4 million, or 76.9%, as compared to June 30, 2003. The change in the Company's cash and cash equivalents consisted of an increase in cash of $0.9 million and decreases in interest bearing deposits and federal funds sold of $75.3 million.

Part I Financial Information
Item 2

FINANCIAL CONDITION continued
-----------------------------

The net $15.8 million, or 2.6%, increase in loans receivable and mortgage-backed securities during the three months ended September 30, 2003, resulted from a decrease in loans receivable (including loans held for sale) of $22.9 million and an increase in mortgage-backed securities of $38.7 million. The decrease of $22.9 million in loans receivable included decreases of $15.2 million in single-family loans, $12.7 million in land loans, $2.8 million in construction loans and $0.6 million in multi-family loans, partially offset by increases of $6.5 million in commercial real estate loans, $1.5 million in home equity line of credit loans and $0.4 million in consumer loans. The increase in mortgage-backed securities resulted from the purchase of $39.9 million in mortgage-backed securities less payments received of $1.2 million. The decrease of the loan portfolio was primarily the result of a decrease of $15.2 million in single-family loans receivable held for sale along with stagnant economic conditions. The loan activity for the quarter ended September 30, 2003 resulted in no material change to the overall composition of the portfolio.

As a result of management's decision not to match market certificate of deposit rates, management allowed deposits to decrease by $47.3 million, or 9.0%, in order to reduce balances held in federal funds sold. The decrease in notes payable of $0.5 million, or 8.9%, is the result of payments made on notes payable.

The increase in prepaid and other assets of $2.2 million is primarily the result of an increase of $1.3 million in the mortgage servicing asset. The increase of $0.5 million in office properties and equipment is the result of capital improvements to our corporate center office and the purchase of computer equipment. The decrease of $0.5 million in real estate owned is attributable to the sale of real estate owned.

The decrease in accrued expenses and other liabilities of $7.7 million, or 31.5%, is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors. The decrease in advances from borrowers for taxes and insurance of $3.3 million, or 41.5%, is due to timing differences between the collection and payment of escrow funds.

The decrease in cash and cash equivalents of $74.4 million, proceeds from the sale and repayment of loans receivable of $22.9 million, earnings of $2.9 million, and proceeds of $0.5 million from the sale of real estate owned were used to repay maturing deposits of $47.3 million, fund the net increase of $38.7 million in mortgage-backed securities, fund the decreases in accrued expenses and other liabilities of $7.7 million and advances from borrowers for taxes and insurance of $3.3 million, fund the increases of $2.2 million in prepaid expenses and other assets and $0.5 million in office properties and equipment, repay $0.5 million in notes payable, and pay a cash dividend of $0.5 million.

Part I Financial Information
Item 2


RESULTS OF OPERATIONS            Three months ended
---------------------            September 30, 2003 compared to the
                                 three months ended September 30,
                                 2002.

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

The Company's net income for the three months ended September 30, 2003 was $2,932,100. This represents a $1,245,000, or 73.8%, increase when compared with the prior year comparable period.

Net interest income for the three months ended September 30, 2003 increased by $168,300, or 3.0%, as compared to the prior year comparable period, due to a decrease of $1,346,100, or 11.8%, in total interest income and a decrease in total interest expense of $1,514,400, or 26.0%, from the prior year comparable period. The decrease in total interest income of $1,346,100 in the current period resulted from a decrease in the return on interest-earning assets of 102 basis points partially offset by an increase of $23.1 million in the average balance of interest-earning assets from the prior year comparable period. The decrease in total interest expense of $1,514,400 in the current period resulted from a decrease of 103 basis points in the average cost of funds on interest-bearing liabilities partially offset by an increase in the average balances of interest bearing liabilities of $14.8 million from the prior year comparable period. The Company's net interest income increased primarily because of balance sheet growth in both interest-earning assets and interest- bearing liabilities along with a slight increase in the Company's interest-rate spread during the current period as compared to the prior year comparable period.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------

For the three months ended September 30, 2003, a provision for loan losses of $100,000 was recorded, while no provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended September 30, 2003, the Company experienced decreases in the level of impaired loans and classified assets of $0.4 million and $0.7 million, respectively. Despite a decrease in the loan portfolio of $23.0 million and decreases to impaired loans and classified assets, management determined it was necessary to record a provision for loan losses of $100,000 in the current period due to an increase in the recognition of specific loan losses in the current period. At September 30, 2003, the allowance for loan losses was $4.0 million, which represented 56.4% of non-performing loans and 0.67% of net loans. During the three months ended September 30, 2002, the Company experienced an increase in the loan portfolio of $28.0 million and an increase in the level of classified assets of $2.5 million. In addition, the level of impaired loans decreased by $0.2 million. Management determined it was not necessary to record a provision for loan losses in the prior period due to the application of revised reserve percentages to certain loan categories and a decrease in impaired loans. At September 30, 2002, the allowance for loan losses was $3.9 million, which represented 51.4% of non-performing loans and 0.65% of net loans.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------

                                                                        AT SEPTEMBER 30,            JUNE 30,
                                                                              2003                    2003
                                                                              ----                    ----
                                                                                 (DOLLARS IN THOUSANDS)
Non-accruing loans (1):
      Real estate....................................                      $   7,063               $   7,437
                                                                           ---------               ---------
Accruing loans which are contractually past due
  90 days or more:
      Real estate....................................                      $      82               $     275
                                                                           ---------               ---------

Total nonaccrual and 90 days
         past due loans..............................                      $   7,145               $   7,712
                                                                           =========               =========

Ratio of non-performing loans to total loans
  and mortgage-backed securities.....................                          1.13%                   1.26%
                                                                           ========                ========
Other non-performing assets (2)......................                      $      0                $    449
                                                                           ========                ========
Total non-performing assets..........................                      $  7,145                $  8,161
                                                                           ========                ========

Total non-performing assets to
  total assets.......................................                          1.04%                   1.10%
                                                                           ========                ========

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


For the three months ended September 30, 2003, noninterest income increased by $2,561,500, or 341.6%, from the prior year comparable period. The increase was primarily the result of an increase of $2,076,900, or 348.3%, in income from mortgage-banking activities resulting from an increase of $2,468,300 in profit on loan sales in the current period offset by a decrease of $391,400 in loan servicing income. The decrease in loan servicing income is attributable to the amortization of mortgage loan servicing rights that resulted from historically low market interest rates and increased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

In addition, other income, net increased by $467,400 in the current period, primarily due to a gain of $439,000 recorded on the sale of real estate owned. Service and other fees increased by $17,200, or 13.3%, from the prior year comparable period, primarily due to increases in loan service fee income in the current period.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------

Noninterest expense for the three months ended September 30, 2003 increased by $736,600, or 19.4%, from the prior year comparable period. This was primarily the result of a $402,800, or 19.2%, increase in compensation and benefits attributable to increased staffing, employee 401(k) benefits, incentive bonuses paid, and salary and wage adjustments. In addition, office properties and equipment increased by $50,500, or 6.8%, primarily due to the opening of two new branch offices along with increases in office rental expense. Other noninterest expense increased by $283,200, or 29.8%, due primarily to increases in advertising expense, costs for outside services, telephone, charitable contributions, postage and special mail, and state franchise tax.

The federal income tax provision for the three-month periods ended September 30, 2003 and September 30, 2002 was at an effective rate of 33.7% and 33.2%, respectively.

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


Part I Financial Information
Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

There have been no significant changes to the Company's interest rate risk position or any changes to how the Company manages its Asset/Liability position since June 30, 2003. This is attributable to the Company's Asset/Liability
Management policy of monitoring and matching the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities, while remaining short-term with the weighted average maturity and re-pricing periods.

Part I Financial Information
Item 4

CONTROLS AND PROCEDURES
-----------------------

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's

Part I Financial Information
Item 4

CONTROLS AND PROCEDURES (CONTINUED)
-----------------------------------

disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II OTHER INFORMATION
-------------------------

Item 1.         Legal Proceedings.  N/A
Item 2.         Changes in Securities and Use of Proceeds.  N/A
Item 3.         Defaults Upon Senior Securities.  N/A
Item 4.         Submission of Matters to a Vote of Security Holders. N/A
Item 5.         Other Information.  N/A
Item 6.         (a)        Exhibits
                           --------
                The following exhibits are filed herewith:

                31.1  Rule 13a-14(a) Certification of Chief Executive Officer

                31.2  Rule 13a-14(a) Certification of Chief Financial Officer

                32    Section 1350 Certification

                (b)        Reports on Form 8-K
                           -------------------

                 The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

                  Date of Report          Item(s) Reported             Financial Statements Filed
                  --------------          ----------------             --------------------------
                  July 17, 2003                  7, 12                              N/A
                  July 24, 2003                  5, 7                               N/A

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PVF Capital Corp.
                                (Registrant)


Date:  November 13, 2003        /s/ C. Keith Swaney
      -------------------       ---------------------------------------
                                C. Keith Swaney
                                President, Chief Operating Officer and Treasurer
                                (Only authorized officer and
                                 Principal Financial Officer)