Form 10-Q
period 2003-12-31
PVF CAPITAL CORP
filed 2004-02-17
CIK 928592

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2003.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                     to
                                              ----------------    --------------
Commission File Number         0-24948
                       --------------------------------------------------------
                          PVF Capital Corp.
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                Ohio                         34-1659805
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

                                 (440) 248-7171
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                          YES  X         NO
                                              ---           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                          YES            NO  X
                                              ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                      6,387,037
------------------------------   -----------------------------------------------
            (Class)                     (Outstanding at January 31, 2004)

                                PVF CAPITAL CORP.


                                      INDEX


                                                                           Page

Part I Financial Information

     Item 1 Financial Statements

               Consolidated Statements of Financial
               Condition, December 31, 2003
               (unaudited) and June 30, 2003.                               1

               Consolidated  Statements  of  Operations
               for the  three  and six
               months ended December 31, 2003 and 2002 (unaudited)          2

               Consolidated  Statements  of Cash Flows
               For the six months  ended December 31,
               2003 and 2002 (unaudited)                                    3

               Notes to Consolidated Financial
               Statements (unaudited)                                       4

     Item 2  Management's  Discussion  and Analysis
             of Financial  Condition  and Results of
             Operations                                                     7

     Item 3  Liquidity and Capital Resources                               14

     Item 4  Quantitative and Qualitative Disclosures
             about Market Risk                                             14

     Item 5  Controls and Procedures                                       14

Part II Other Information                                                  15

PART I   FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS



                                PVF CAPITAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                DECEMBER 31,         JUNE 30,
                                ASSETS                                              2003               2003
                                ------                                          ------------         --------
                                                                                 unaudited
Cash and cash equivalents:
     Cash and amounts due from depository institutions                           $5,246,925         $9,755,224
     Interest bearing deposits                                                    2,404,523          3,946,019
     Federal funds sold                                                              50,000         83,050,000
                                                                               ------------       ------------

Total cash and cash equivalents                                                   7,701,448         96,751,243
Securities held to maturity                                                               0             33,252
Mortgage-backed securities held to maturity                                      40,801,622          2,964,798
Loans receivable held for sale, net                                               9,924,234         33,603,895
Loans receivable, net of allowance of
       $4,179,793 and $3,882,839                                                596,748,604        579,670,681
Office properties and equipment, net                                             12,566,491         11,555,919
Real estate owned, net                                                                    0            448,865
Federal Home Loan Bank stock                                                     10,606,918         10,396,399
Prepaid expenses and other assets                                                 9,052,877          7,978,751
                                                                               ------------       ------------
Total Assets                                                                   $687,402,194       $743,403,803
                                                                               ============       ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Liabilities
   Deposits                                                                    $475,258,642       $526,428,927
   Advances from the Federal Home Loan Bank of Cincinnati                       122,102,310        120,123,220
   Notes payable                                                                  4,776,240          5,815,150
   Advances from borrowers for taxes and insurance                                8,373,969          7,964,653
   Accrued expenses and other liabilities                                        15,351,731         24,468,717
                                                                               ------------       ------------
Total Liabilities                                                               625,862,892        684,800,667

Stockholders' Equity
   Serial preferred stock, none issued                                                   --                 --
   Common stock, $0.01 par value, 15,000,000 shares authorized;
       6,727,367 and 6,717,283 shares issued, respectively                           67,274             67,173
   Additional paid-in-capital                                                    47,207,212         47,176,696
   Retained earnings                                                             17,392,009         14,486,460
   Treasury Stock, at cost 343,519 shares                                        (3,127,193)        (3,127,193)
                                                                               ------------       ------------
Total Stockholders' Equity                                                       61,539,302         58,603,136
                                                                               ------------       ------------
Total Liabilities and Stockholders' Equity                                     $687,402,194       $743,403,803
                                                                               ============       ============

PART I   FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS


                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three Months Ended            Six Months Ended
                                                                     December 31,                December 31,
                                                           -----------------------------------------------------------
                                                                 2003           2002            2003          2002
Interest income
   Loans                                                      $9,220,741    $10,486,097     $18,684,269   $20,920,563
   Mortgage-backed securities                                    489,656         75,652         933,098       175,984
   Cash and securities                                           119,349        737,575         270,740     1,607,263
                                                              ----------    -----------     -----------    ----------

               Total interest income                           9,829,746     11,299,324      19,888,107    22,703,810
                                                              ----------    -----------     -----------    ----------

Interest expense
   Deposits                                                    2,720,009      3,923,304       5,650,188     8,353,611
   Borrowings                                                  1,357,694      1,393,667       2,738,405     2,788,671
                                                              ----------    -----------     -----------    ----------

               Total interest expense                          4,077,703      5,316,971       8,388,593    11,142,282
                                                              ----------     ----------      ----------    ----------

               Net interest income                             5,752,043      5,982,353      11,499,514    11,561,528

Provision for loan losses                                        192,000              0         292,000             0
                                                              ----------    -----------     -----------    ----------

               Net interest income after provision
                for loan losses                                5,560,043      5,982,353      11,207,514    11,561,528
                                                              ----------     ----------     -----------    ----------

Noninterest income, net
   Service and other fees                                        157,564        218,279         304,210       347,703
   Mortgage banking activities, net                              604,707      1,534,385       3,277,954     2,130,699
   Other, net                                                    105,506         85,598         596,969       109,688
                                                              ----------    -----------     -----------    ----------

               Total noninterest income, net                     867,777      1,838,262       4,179,133     2,588,090
                                                                --------     ----------      ----------     ---------

Noninterest expense
   Compensation and benefits                                   2,346,503      2,223,861       4,852,899     4,327,421
   Office occupancy and equipment                                806,681        775,274       1,604,405     1,522,444
   Other                                                       1,208,498      1,413,130       2,442,423     2,363,842
                                                              ----------    -----------     -----------    ----------

               Total noninterest expense                       4,361,682      4,412,265       8,899,727     8,213,707
                                                              ----------     ----------      ----------     ---------

               Income before federal income tax provision      2,066,138      3,408,350       6,486,920     5,935,911

Federal income tax provision                                     716,400      1,151,190       2,205,100     1,991,665
                                                              ----------    -----------     -----------    ----------

               Net income                                     $1,349,738     $2,257,160      $4,281,820    $3,944,246
                                                             ===========    ===========     ===========    ==========

Basic earnings per share                                           $0.21          $0.35           $0.67         $0.62
                                                                  ======         ======          ======         =====

Diluted earnings per share                                         $0.21          $0.35           $0.66         $0.61
                                                                  ======         ======          ======         =====

Dividends declared per common share                               $0.074         $0.067          $0.148        $0.134
                                                                 =======        =======         =======        ======



See accompanying notes to consolidated financial statements

PART I   FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                                PVF CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Six Months Ended
                                                                                                          December 31,
                                                                                               ---------------------------------
                                                                                                        2003            2002
                                                                                                        ----            ----
OPERATING ACTIVITIES
   Net income                                                                                        $4,281,820      $3,944,246
   Adjustments to reconcile net income to net cash provided by (used in) operating activities
      Depreciation and amortization                                                                     791,822         664,097
      Provision for losses on loans                                                                     292,000               0
      Accretion of unearned discount and deferred loan origination fees, net                           (610,458)       (608,691)
      Gain on sale of loans receivable held for sale, net                                            (3,716,289)     (2,502,412)
      Gain on disposal of real estate owned, net                                                       (488,839)              0
      Federal Home Loan Bank stock dividends                                                           (210,519)       (252,068)
      Change in accrued interest on investments, loans, and borrowings, net                            (174,517)         66,056
      Origination of loans receivable held for sale, net                                           (177,798,831)   (188,241,355)
      Sale of loans receivable held for sale, net                                                   205,194,781     171,114,985
      Increase (decrease) in other, net                                                             (10,697,920)      3,302,134
                                                                                                    -----------     -----------
               Net cash from operating activities                                                    16,863,050     (12,513,008)
                                                                                                    -----------    ------------

INVESTING ACTIVITIES
      Loan and mortgage-backed securities repayments and originations, net                          (14,124,845)    (20,822,222)
      Purchase of mortgage-backed securities held for investment                                    (39,853,303)              0
      Disposals of real estate owned                                                                    937,704          22,779
      Securities purchased                                                                                    0     (30,000,000)
      Maturities of securities held to maturity                                                          33,252      50,047,354
      Additions to office properties and equipment, net                                              (1,802,394)     (1,923,373)
                                                                                                    -----------      ----------
               Net cash used in investing activities                                                (54,809,586)     (2,675,462)
                                                                                                    -----------      ----------

FINANCING ACTIVITIES
      Net increase (decrease) in demand deposits, NOW, and passbook savings                          (1,858,010)     13,483,132
      Net increase (decrease) in time deposits                                                      (49,312,275)      5,774,074
      Net increase (decrease) in Federal Home Loan Bank advances                                      1,979,090         (28,914)
      Net decrease in notes payable                                                                  (1,038,910)     (1,035,940)
      Purchase of treasury stock                                                                              0        (110,114)
      Proceeds from exercise of stock options                                                            30,617          33,716
      Cash dividend paid                                                                               (903,771)       (798,112)
                                                                                                    -----------      ----------
               Net cash from financing activities                                                   (51,103,259)     17,317,842
                                                                                                    -----------      ----------


Net increase (decrease) in cash and cash equivalents                                                (89,049,795)      2,129,372

Cash and cash equivalents at beginning of period                                                     96,751,243      14,313,688
                                                                                                    -----------     -----------
Cash and cash equivalents at end of period                                                          $ 7,701,448     $16,443,060
                                                                                                    ===========     ===========

Supplemental disclosures of cash flow information:
     Cash payments of interest expense                                                               $8,393,834     $11,191,880
     Cash payments of income taxes                                                                   $1,760,000      $2,195,000


See accompanying notes to consolidated financial statements.

Part I Financial Information
Item 1

                                PVF CAPITAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002
                                   (Unaudited)

1. The accompanying condensed consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2003 consolidated statement of financial condition, which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2004. The results of operations for PVF Capital Corp. ("PVF" or the "Company") for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the "Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

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

                                                           Three Months Ended                         Six Months Ended
                                                              December 31,                              December 31,
                                                           2003              2002                 2003                2002
                                                    ---------------- -----------------    ------------------ ------------------
Net Income as reported                                   $1,349,738        $2,257,160            $4,281,820         $3,944,246

Less: Pro forma compensation
      expense, net of tax                                $   23,383        $   31,034            $   49,513         $   62,068
                                                         ----------        ----------            ----------         ----------

Pro forma net income                                     $1,326,355        $2,226,126            $4,232,307         $3,882,178
                                                         ==========        ==========            ==========         ==========

Basic earnings per share                                     $ 0.21            $ 0.35                $ 0.67             $ 0.62

Pro forma basic earnings per share                           $ 0.21            $ 0.35                $ 0.66             $ 0.61

Diluted earnings per share                                   $ 0.21            $ 0.35                $ 0.66             $ 0.61

Pro forma diluted earnings per share                         $ 0.20            $ 0.34                $ 0.65             $ 0.60

Part I Financial Information
Item 1


3. The following table discloses earnings per share for the three and six months ended December 31, 2003 and December 31, 2002.


                                                        Three months ended December 31,
                                            2003                                               2002
                       -----------------------------------------------     ----------------------------------------------
                            Income            Shares       Per Share           Income           Shares        Per Share
                         (Numerator)      (Denominator)      Amount         (Numerator)     (Denominator)      Amount
BASIC EPS
 Net Income             $1,349,738         6,379,917       $0.21          $2,257,160         6,371,460        $0.35

EFFECT OF STOCK
OPTIONs                                      158,669        0.00                                87,838         0.00

DILUTED EPS
 Net Income             $1,349,738         6,538,586       $0.21          $2,257,160         6,459,298        $0.35



                                                         Six months ended December 31,
                                            2003                                               2002
                       -----------------------------------------------     ----------------------------------------------
                            Income            Shares       Per Share           Income           Shares        Per Share
                         (Numerator)      (Denominator)      Amount         (Numerator)     (Denominator)      Amount
BASIC EPS
 Net Income             $4,281,820         6,377,414       $0.67          $3,944,246         6,366,542        $0.62

EFFECT OF
 STOCK OPTIONS                               155,188        0.01                                78,274         0.01

DILUTED EPS
 Net Income             $4,281,820         6,532,602       $0.66          $3,944,246         6,444,816        $0.61


Part I Financial Information
Item 1

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

                                                                      2003                           2002
                                                               ------------------             ------------------
Servicing rights:
 Beginning of period                                              $4,655,182                     $3,255,147
 Additions                                                         2,643,810                      1,587,045
 Amortized to expense                                             (1,963,212)                    (1,068,282)
                                                                  ----------                     ----------
 End of period                                                    $5,335,780                     $3,773,910
                                                                  ==========                     ==========


Valuation allowance:
 Beginning of period                                              $  670,000                     $        0
 Reductions credited to expense                                      670,000                              0
                                                                  ----------                     ----------
 End of period                                                    $        0                     $        0
                                                                  ==========                     ==========



Mortgage banking activities, net consists of the following:

                                                          Three Months Ended                       Six Months Ended
                                                             December 31,                            December 31,
                                                       2003               2002                  2003               2002
                                                  ---------------- -------------------   ------------------- ------------------
Mortgage Loan Servicing Fees                         $ 447,260       $  375,556           $   854,877         $   696,569

Amortization and impairment of
mortgage loan servicing fees                         $(442,289)      $ (695,585)          $(1,293,212)        $(1,068,282)

Gross realized:
 Gain on sales of loans                              $ 913,530       $2,121,156           $ 4,821,188         $ 3,149,812
 Losses on sales of loans                            $(313,794)      $ (266,742)          $(1,104,899)        $  (647,400)
                                                     ---------       ----------           -----------         -----------

Mortgage banking activities, net                     $ 604,707       $1,534,385           $ 3,277,954         $ 2,130,699
                                                     =========       ==========           ===========         ===========

Part I Financial Information
Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and six-month periods ended December 31, 2003 for PVF Capital Corp. ("PVF" or the "Company"), Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary, PVF Service Corporation ("PVFSC"), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., a wholly-owned and currently inactive subsidiary.


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

FINANCIAL CONDITION
-------------------

Consolidated assets of PVF were $687.4 million as of December 31, 2003, a decrease of approximately $56.0 million, or 7.5%, as compared to June 30, 2003. The Bank remained in regulatory capital compliance for tangible, core, and risk-based capital on a fully phased-in basis with capital levels of 8.66%, 8.66%, and 10.83%, respectively, at December 31, 2003.

During the six months ended December 31, 2003, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits, and federal funds sold, decreased $89.0 million, or 92.0%, as compared to June 30, 2003. The change in the Company's cash and cash equivalents consisted of a decrease in cash and interest-bearing

Part I Financial Information
Item 2

FINANCIAL CONDITION continued
-----------------------------

deposits of $6.0 million and a decrease in federal funds sold of $83.0 million.

The net $31.2 million, or 5.1%, increase in loans receivable and mortgage-backed securities during the six months ended December 31, 2003, resulted from an increase in loans receivable held for investment of $17.1 million, a decrease in loans receivable held for sale of $23.7 million, and an increase in mortgage-backed securities of $37.8 million. The increase of $17.1 million in loans receivable held for investment included increases of $10.2 million in home equity line of credit loans, $2.3 million in commercial line of credit loans, $8.7 million in commercial real estate loans, $10.7 million in construction loans, and $0.2 million in multi-family loans, offset by decreases of $12.2 million in one-to-four family residential loans held for investment and $2.8 million in land loans. The increase of $37.8 million in mortgage-backed securities resulted from the purchase of $39.9 million in mortgage-backed securities less payments received of $2.1 million. The decrease of $23.7 million in loans receivable held for sale is attributable to a slowdown in refinancing activity during the period.

The increase of $1.0 million in office properties and equipment is the result of capital improvements to our Corporate Center office in Solon, Ohio, investment in new technology, and the opening of a new branch office. The increase in prepaid expenses and other assets of $1.1 million, or 13.5%, is primarily attributable to an increase of $0.7 million in the mortgage servicing asset that resulted from the reversal of the impairment charge in the six months ended December 31, 2003. The decrease of $0.4 million in real estate owned properties is attributable to the sale of real estate owned.

As a result of management's decision not to match market certificate of deposit rates, management allowed deposits to decrease by $51.2 million, or 9.7%. The decrease in notes payable of $1.0 million, or 17.9%, is the result of payments made on notes payable. Advances increased by $2.0 million as a result of short-term borrowings from the Federal Home Loan Bank of Cincinnati.

The decrease in accrued expenses and other liabilities of $9.1 million, or 37.3%, is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

The decrease in cash and cash equivalents of $89.0 million, proceeds from the sale and repayment of loans receivable of $6.6 million, earnings of $4.3 million, advances of $2.0 million, and proceeds of $0.4 million from the sale of real estate owned, were used to repay maturing deposits of $51.2 million, fund the net increase of $37.8 million in mortgage-backed securities, fund the decrease in accrued expenses and other liabilities of $9.1 million, fund the increase of

Part I Financial Information
Item 2

FINANCIAL CONDITION continued
-----------------------------

$1.1 million in prepaid expenses and other assets and $1.0 million in office properties and equipment, repay $1.0 million in notes payable and pay a cash dividend of $0.9 million to stockholders.

RESULTS OF OPERATIONS   Three months ended December 31, 2003,
---------------------   compared to three months ended December 31, 2002.

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

The Company's net income for the three months ended December 31, 2003 was $1,349,700 as compared to $2,257,100 for the prior year comparable period. This represents a decrease of $907,400, or 40.2%, when compared with the prior year comparable period.

Net interest income for the three months ended December 31, 2003 decreased by $230,300, or 3.8%, as compared to the prior year comparable period. This resulted from a decrease of $1,469,600, or 13.0%, in interest income and a decrease of $1,239,300, or 23.3%, in interest expense. The decrease in interest income resulted primarily from a decrease of 80 basis points in the return on interest-earning assets in the current period. This decrease in yield along with a decrease of $24.1 million in the average balance of interest-earning assets resulted in an overall decrease to interest income of $1,469,600 in the current period. The average balance on interest-bearing liabilities decreased by $20.8 million from the prior year comparable period. The average cost of funds on interest-bearing liabilities decreased by 65 basis points in the current period, as a result of declining market interest rates, resulting in an overall decrease in interest expense of $1,239,300. The Company's net interest income decreased by $230,300 due to a decline in the average balances of both interest-earning assets and interest-bearing liabilities, in addition to a decrease of 15 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period.

Part I Financial Information
Item 2


RESULTS OF OPERATIONS continued
-------------------------------

For the three months ended December 31, 2003, a provision for loan losses of $192,000 was recorded, while no provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended December 31, 2003, the Company experienced an increase in loans held for investment of $24.9 million and an increase in the level of impaired loans of $1.3 million. Due to the increase in loans held for investment along with an increase in the level of impaired loans and recognition of specific loan losses, management determined it was necessary to record a provision for loan losses of $192,000 in the current period. During the three months ended December 31, 2002, the Company experienced an increase in loans held for investment of $0.6 million. In addition, the level of impaired loans and classified assets decreased by $541,000 and $3.4 million, respectively. Management determined it was not necessary to record a provision for loan losses in the prior period due to the application of revised reserve percentages reflecting the Company's historic loss experience to certain loan categories, along with decreases to impaired loans and classified assets. At December 31, 2003, the allowance for loan losses was $4.2 million, which represented 46.9% of non-performing loans and 0.69% of net loans. At June 30, 2003, the allowance for loan losses was $3.9 million, which represented 52.2% of non-performing loans and 0.63% of net loans.

Part I Financial Information
Item 2


RESULTS OF OPERATIONS continued
-------------------------------

                                                                         At December 31,            June 30,
                                                                              2003                    2003
                                                                     ----------------------------------------------
                                                                                 (Dollars in thousands)
Non-accruing loans (1):
      Real estate....................................                         $8,919                  $7,437
                                                                              ------                  ------
Accruing loans which are contractually past due
  90 days or more:
      Real estate....................................                      $     124               $     275
                                                                           ---------               ---------

Total non-accrual and 90 days
         past due loans..............................                      $   9,043               $   7,712
                                                                           =========               =========

Ratio of non-performing loans to total loans
  and mortgage-backed securities.....................                          1.40%                   1.26%
                                                                           ========                ========

Other non-performing assets (2)......................                      $       0               $     449
                                                                           =========               =========
Total non-performing assets..........................                      $   9,043               $   8,161
                                                                           =========               =========

Total non-performing assets to
  total assets.......................................                          1.32%                   1.10%
                                                                           ========                ========

(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and all loans greater than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.
(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

For the three months ended December 31, 2003, non-interest income decreased by $970,500, or 52.8%, from the prior year comparable period. This resulted primarily from a decrease of $929,700, or 60.6%, in mortgage-banking activities that resulted from a decrease of $1,254,400 in profit on loan sales in the current period offset by an increase of $324,700 in loan servicing income. The increase in loan servicing income is attributable to an increase in the volume of loans serviced for others along with a slowdown in the amortization of mortgage loan servicing rights that resulted from increasing market interest rates and decreased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The reduction in profit on loan sales for the quarter is the direct result of a slowdown in refinancing activities. Those gains are expected to remain soft for at least the rest of the fiscal year.

In addition, service and other fees decreased by $60,700, or 27.8%, primarily due to decreases in loan prepayment penalties and late charge fee income. Other non-interest income, net, increased by $19,900, or 23.3%, in the current period primarily due to an increase in gains on the sale of real estate owned.

Non-interest expense for the three months ended December 31, 2003 decreased by $50,600, or 1.1%, from the prior year comparable period.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued
-------------------------------

This was primarily the result of a decrease of $204,600, or 14.5%, in other non-interest expense that was primarily attributable to decreases in legal fees and advertising expenses. Compensation and benefits increased $122,600, or 5.5%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased $31,400, or 4.1%, due to the operation of one additional branch office along with repairs and maintenance costs to our Corporate Center office.

The federal income tax provision for the three-month period ended December 31, 2003 increased to an effective rate of 34.7% for the current period from an effective rate of 33.8% for the prior year comparable period.


RESULTS OF OPERATIONS   Six months ended December 31, 2003,
---------------------   compared to six months ended December 31, 2002.

The Company's net income for the six months ended December 31, 2003 was $4,281,800 as compared to $3,944,200 for the prior year comparable period. This represents an increase of $337,600, or 8.6%, when compared with the prior year comparable period.

Net interest income for the six months ended December 31, 2003 decreased by $62,000, or 0.5%, due to a decrease of $2,815,700, or 12.4%, in interest income and a $2,753,700, or 24.7%, decrease in interest expense. The decrease in interest income resulted primarily from a decrease of 91 basis points in the return on interest-earning assets in the current period. This decrease in yield along with a decrease of $0.5 million in the average balance of interest-earning assets resulted in an overall decrease to interest income of $2,815,700 in the current period. The average balance on interest-bearing liabilities decreased by $14.0 million from the prior year comparable period. The average cost of funds on interest-bearing liabilities decreased by 84 basis points in the current period, as a result of declining market interest rates, resulting in an overall decrease in interest expense of $2,753,700. The Company's net interest income decreased by $62,000 due to a decrease of 7 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period.

For the six months ended December 31, 2003, a provision for loan losses of $292,000 was recorded, while no provision for loan losses was recorded in the prior year comparable period.

During the six months ended December 31, 2003, the Company experienced an increase in loans held for investment of $17.1 million and an increase in the level of impaired loans of $1.5 million. Due to the increase in loans receivable held for investment along with an increase in the level of impaired loans and recognition of specific loan losses, management determined it was necessary to record a provision for loan losses of $292,000 in the current period. During the six months ended December 31, 2002, the Company experienced an

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued
-------------------------------

increase in loans receivable held for investment of $24.2 million. In addition, the level of impaired loans and classified assets decreased by $758,000 and $934,000, respectively. Management determined it was not necessary to record a provision for loan losses in the prior period due to the application of revised reserve percentages reflecting the Company's historic loss experience to certain loan categories, along with decreases to impaired loans and classified assets. At December 31, 2003, the allowance for loan losses was $4.2 million, which represented 46.9% of non-performing loans and 0.69% of net loans. At June 30, 2003, the allowance for loan losses was $3.9 million, which represented 52.2% of non-performing loans and 0.63% of net loans.

For the six months ended December 31, 2003, non-interest income increased by $1,591,000, or 61.5%, from the prior year comparable period. This resulted primarily from an increase of $1,147,200, or 53.8%, in mortgage-banking activities that resulted from an increase of $1,213,900 in profit on loan sales in the current period offset by a decrease of $66,700 in loan servicing income. The decrease in loan servicing income is attributable to an increase in the amortization of mortgage loan servicing rights that resulted from declining market interest rates and increased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

In addition, other non-interest income, net, increased by $487,300 in the current period primarily due to increased gains on the sale of real estate owned. Service and other fees decreased by $43,500, or 12.5%, primarily due to decreases in loan prepayment penalties and late charge fee income.

Non-interest expense for the six months ended December 31, 2003 increased by $686,000, or 8.4%, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $525,500, or 12.1%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased by $81,900, or 5.4%, due to the operation of one additional branch office along with repairs and maintenance costs to our Corporate Center office. Other non-interest expense increased by $78,600, or 3.3%, primarily as the result of increases in outside services and charitable contributions.

The federal income tax provision for the six-month period ended December 31, 2003 increased to an effective rate of 34.0% for the current period from an effective rate of 33.6% for the prior year comparable period.

Part I Financial Information
Item 3

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity measures its ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, purchase securities, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments in a cost-effective manner.

Our primary source of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and local competition.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. Additional sources of funds include lines of credit available from the FHLB.

Management believes the Company maintains sufficient liquidity to meet current operational needs.


Part I Financial Information
Item 4

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

Part I Financial Information
Item 5

CONTROLS AND PROCEDURES
-----------------------

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized

Part I Financial Information
Item 5

CONTROLS AND PROCEDURES continued
---------------------------------

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

PART II OTHER INFORMATION
-------------------------
Item 1.    Legal Proceedings.  N/A

Item 2.    Changes in Securities and Use of Proceeds.  N/A

Item 3.    Defaults Upon Senior Securities.  N/A

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on October 20, 2003. A total of 5,752,109 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

Stockholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:

                                                                 Votes in Favor
Nominee                                                           of election                Votes Against
---------------------                                            ---------------             -------------
John R. Male                                                        5,612,892                     -0-

Stanley T. Jaros                                                    5,612,121                     -0-

Raymond J. Negrelli                                                 5,662,975                     -0-

Ronald D. Holman, II                                                5,672,637                     -0-

Part II Other Information continued

Proposal to ratify the appointment of Crowe, Chizek and Company LLP as independent certified public accountants of the Company for the fiscal year ending June 30, 2004.

Votes For                         Votes against                  Abstain                  Not Voting
---------                         -------------                  -------                  ----------
5,610,867                            120,942                      20,300                     -0-

There were no broker non-votes.

Approval of the amendment and restatement of the PVF Capital Corp. 2000 Incentive Stock Option Plan as the PVF Capital Corp. 2000 Incentive Stock Option and Deferred Compensation Plan.

Votes For                       Votes against                    Abstain                  Not Voting
---------                       -------------                    -------                  ----------
3,290,945                          213,106                        22,826                   2,225,232


Item 5.    Other Information.  N/A

Item 6.    (a)    Exhibits
                  --------

                  The following exhibits are filed herewith:
                  31.1  Rule 13a-14(a) Certification of Chief Executive Officer
                  31.2  Rule 13a-14(a) Certification of Chief Financial Officer
                  32    Section 1350 Certification

           (b)    Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

                 Date of Report        Item(s) Reported     Financial Statements Filed
                ----------------       ----------------     --------------------------
                October 15, 2003            7, 12                      N/A

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


Date:  February 11, 2004            /s/ C. Keith Swaney
      -------------------          ------------------------------
                                   C. Keith Swaney
                                   President, Chief Operating
                                   Officer and Treasurer
                                   (Only authorized officer and
                                   Principal Financial Officer)