Form 10-Q
period 2004-03-31
PVF CAPITAL CORP
filed 2004-05-14
CIK 928592

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to
                                 -------------------    --------------------

Commission File Number         0-24948
                        ------------------------

                               PVF Capital Corp.
                  -------------------------------------------
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

                                          YES  X                  NO
                                              ---                    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                                          YES                     NO  X
                                              ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value                            6,387,330
-----------------------------                            ---------
          (Class)                              (Outstanding at April 30, 2004)

PVF CAPITAL CORP.

INDEX


                                                                        Page
                                                                        ----

Part I         Financial Information

  Item 1       Financial Statements

               Consolidated Statements of Financial
               Condition, March 31, 2004 (unaudited)
               and June 30, 2003.                                        1

               Consolidated Statements of Operations
               for the three and nine months ended
               March 31, 2004 and 2003 (unaudited).                      2

               Consolidated Statements of Cash Flows
               for the nine months ended March 31,
               2004 and 2003 (unaudited).                                3

               Notes to Consolidated Financial
               Statements (unaudited).                                   4

  Item 2       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                7

               Liquidity and Capital Resources                           13

  Item 3       Quantitative and Qualitative Disclosures
               about Market Risk                                         14

  Item 4       Controls and Procedures                                   14

Part II        Other Information                                         15

PART I  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS



                                           PVF CAPITAL CORP.
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                                                 MARCH 31,            JUNE 30,
                         ASSETS                                    2004                 2003
                         ------                                  UNAUDITED
                                                              ---------------     ----------------


Cash and cash equivalents:
     Cash and amounts due from depository institutions           $9,939,012          $9,755,224
     Interest bearing deposits                                      923,059           3,946,019
     Federal funds sold                                          23,050,000          83,050,000
                                                                 ----------          ----------



Total cash and cash equivalents                                  33,912,071          96,751,243
Securities held to maturity                                      10,001,930              33,252
Mortgage-backed securities held to maturity                      39,316,976           2,964,798
Loans receivable held for sale, net                              12,400,389          33,603,895
Loans receivable, net of allowance of
       $4,211,704 and $3,882,839                                598,133,477         579,670,681
Office properties and equipment, net                             13,582,682          11,555,919
Real estate owned, net                                              270,000             448,865
Federal Home Loan Bank stock                                     10,712,458          10,396,399
Prepaid expenses and other assets                                23,258,185           7,978,751
                                                              -------------        ------------
Total Assets                                                   $741,588,168        $743,403,803
                                                              -------------        ------------


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Liabilities
   Deposits                                                    $536,719,708        $526,428,927
   Advances from the Federal Home Loan Bank of Cincinnati       120,045,186         120,123,220
   Notes payable                                                  2,506,785           5,815,150
   Advances from borrowers for taxes and insurance                4,482,914           7,964,653
   Accrued expenses and other liabilities                        15,552,310          24,468,717
                                                               ------------        ------------
Total Liabilities                                               679,306,903         684,800,667

Stockholders' Equity
   Serial preferred stock, none issued                                   --                  --
   Common stock, $0.01 par value, 15,000,000 shares authorized;
       6,730,849 and 6,717,283 shares issued, respectively           67,308              67,173
   Additional paid-in-capital                                    47,228,104          47,176,696
   Retained earnings                                             18,113,046          14,486,460
   Treasury Stock, at cost 343,519 shares                        (3,127,193)         (3,127,193)
                                                                -----------        ------------
Total Stockholders' Equity                                       62,281,265          58,603,136
                                                                -----------        ------------
Total Liabilities and Stockholders' Equity                     $741,588,168        $743,403,803
                                                               ------------        ------------



See accompanying notes to consolidated financial statements




PART I   FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS


                                                          PVF CAPITAL CORP.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                               MARCH 31,                         MARCH 31,
                                                                    ===============================================================
                                                                         2004            2003             2004             2003
Interest income
   Loans                                                             $8,971,243       $9,888,547      $27,655,512      $30,809,110
   Mortgage-backed securities                                           477,430           59,648        1,410,528          235,632
   Cash and securities                                                  127,664          467,092          398,404        2,074,355
                                                                     ----------      -----------      -----------     ------------

          Total interest income                                       9,576,337       10,415,287       29,464,444       33,119,097
                                                                     ----------      -----------      -----------     ------------

Interest expense
   Deposits                                                           2,756,733        3,403,048        8,406,921       11,756,659
   Borrowings                                                         1,339,912        1,336,654        4,078,317        4,125,325
                                                                     ----------      -----------      -----------     ------------

          Total interest expense                                      4,096,645        4,739,702       12,485,238       15,881,984
                                                                     ----------       ----------      -----------     ------------

          Net interest income                                         5,479,692        5,675,585       16,979,206       17,237,113

Provision for loan losses                                               140,300                0          432,300                0
                                                                     ----------      -----------      -----------     ------------

          Net interest income after provision for loan losses         5,339,392        5,675,585       16,546,906       17,237,113
                                                                     ----------       ----------      -----------     ------------

Noninterest income, net
   Service and other fees                                               132,458          227,912          436,668          575,615
   Mortgage banking activities, net                                     638,512        1,340,555        3,916,466        3,471,254
   Other, net                                                            65,963           28,481          662,932          138,169
                                                                     ----------      -----------      -----------     ------------

          Total noninterest income, net                                 836,933        1,596,948        5,016,066        4,185,038
                                                                     ----------       ----------       ----------     ------------

Noninterest expense
   Compensation and benefits                                          2,393,752        2,170,039        7,246,651        6,497,460
   Office occupancy and equipment                                       845,902          838,755        2,450,307        2,361,199
   Other                                                              1,185,288        1,105,525        3,627,711        3,469,367
                                                                     ----------      -----------      -----------     ------------

          Total noninterest expense                                   4,424,942        4,114,319       13,324,669       12,328,026
                                                                     ----------       ----------      -----------     ------------

          Income before federal income tax provision                  1,751,383        3,158,214        8,238,303        9,094,125

Federal income tax provision                                            565,649        1,063,599        2,770,749        3,055,264
                                                                     ----------      -----------      -----------     ------------

          Net income                                                 $1,185,734       $2,094,615       $5,467,554       $6,038,861
                                                                     ----------      -----------      -----------     ------------

Basic earnings per share                                                  $0.19            $0.33            $0.86            $0.95
                                                                         ------           ------           ------           ------

Diluted earnings per share                                                $0.18            $0.32            $0.84            $0.93
                                                                         ------           ------           ------           ------

Dividends declared per common share                                      $0.074           $0.067           $0.222           $0.202
                                                                         ------          -------          -------          -------

See accompanying notes to consolidated financial statements


PART I   FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                                                   PVF CAPITAL CORP.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         ---------------------------
                                                                                             2004             2003
                                                                                             ----             ----
OPERATING ACTIVITIES
   Net income                                                                             $5,467,554       $6,038,861
   Adjustments to reconcile net income to net cash from operating activities
      Depreciation and amortization                                                        1,219,509        1,037,131
      Provision for losses on loans                                                          432,300                0
      Accretion of unearned discount and deferred loan origination fees, net                (844,866)        (928,800)
      Gain on sale of loans receivable held for sale, net                                 (4,362,111)      (4,432,233)
      Gain on disposal of real estate owned, net                                            (488,839)               0
      Federal Home Loan Bank stock dividends                                                (316,059)        (352,575)
      Change in accrued interest on investments, loans, and borrowings, net                  (23,194)          25,532
      Origination of loans receivable held for sale, net                                (220,892,440)    (286,234,946)
      Sale of loans receivable held for sale, net                                        246,458,057      267,807,051
      Increase (decrease) in other, net                                                  (13,595,176)       4,579,569
                                                                                        ------------    -------------

               Net cash from operating activities                                         13,054,735      (12,460,410)
                                                                                        ------------    -------------

INVESTING ACTIVITIES
      Loan repayments and originations, net                                              (17,851,940)     (19,567,009)
      Principal repayments on mortgage-backed securities held to maturity                  3,501,125        3,664,880
      Purchase of mortgage-backed securities held for investment                         (39,853,303)               0
      Disposals of real estate owned                                                         937,704           22,779
      Purchase of securities held to maturity                                            (10,001,930)     (30,000,000)
      Maturities of securities held to maturity                                               33,252       55,071,590
      Purchase of BOLI                                                                   (15,000,000)               0
      Additions to office properties and equipment, net                                   (3,246,272)      (2,755,880)
                                                                                        ------------    -------------
               Net cash from investing activities                                        (81,481,364)       6,436,360
                                                                                        ------------    -------------

FINANCING ACTIVITIES
      Net increase (decrease) in demand deposits, NOW, and passbook savings               (7,142,093)      12,991,354
      Net increase (decrease) in time deposits                                            17,432,874       (4,400,481)
      Net decrease in Federal Home Loan Bank advances                                        (78,034)        (606,255)
      Net decrease in notes payable                                                       (3,308,365)      (1,803,910)
      Purchase of treasury stock                                                                   0         (181,876)
      Proceeds from exercise of stock options                                                 51,543           40,513
      Cash dividend paid                                                                  (1,368,468)      (1,226,643)
                                                                                        ------------    -------------
               Net cash from financing activities                                          5,587,457        4,812,702
                                                                                        ------------    -------------


Net decrease in cash and cash equivalents                                                (62,839,172)      (1,211,348)

Cash and cash equivalents at beginning of period                                          96,751,243       14,313,688
                                                                                        ------------    -------------
Cash and cash equivalents at end of period                                               $33,912,071      $13,102,340
                                                                                        ------------    -------------
Supplemental disclosures of cash flow information:
     Cash payments of interest expense                                                   $12,489,008      $15,949,322
     Cash payments of income taxes                                                        $2,385,000       $3,070,000

Supplemental noncash investing activity:
    Transfer of loans to real estate owned                                                  $270,000               $0

See accompanying notes to consolidated financial statements

                                     Page 3

Part I Financial Information
Item 1






                                PVF CAPITAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003
                                   (Unaudited)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2003 consolidated statement of financial condition, which was derived from the Corporation's audited financial statements. Certain information required for a complete presentation in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2004. The results of operations for PVF Capital Corp. ("PVF" or the "Company") for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the "Bank"). PVF Capital Corp.'s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.


2. Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic valuation method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation."


                                        Three months ended                           Nine Months Ended
                                             March 31,                                   March 31,
                                        2004          2003                           2004         2003
                                   -----------------------------------        -----------------------------------

Net Income as reported              $1,185,734     $2,094,615                    $5,467,554     $6,038,861

Less: Pro forma compensation
      expense, net of tax           $   25,034     $   35,982                     $  74,547     $  107,948
                                    ----------     ----------                     ---------     ----------

Pro forma net income                $1,160,700     $2,058,633                    $5,393,007     $5,930,913
                                    ----------     ----------                     ---------     ----------

Basic earnings per share            $     0.19     $     0.33                     $    0.86     $     0.95

Pro forma basic earnings per share  $     0.18     $     0.32                     $    0.85     $     0.93

Diluted earnings per share          $     0.18     $     0.32                     $    0.84     $     0.93

Pro forma basic earnings per share  $     0.18     $     0.32                     $    0.82     $     0.92


Part I Financial Information
Item 1

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.


                                                  Three months ended                     Nine Months Ended
                                                        March 31,                             March 31,
                                                  2004          2003                     2004         2003
                                               --------------------------           ----------------------------

Risk-free interest rate                           3.50%         3.50%                    3.50%        3.50%
Expected Option life                             7 years       7 years                  7 years      7 years
Expected stock price volatility                   29.15%        35.00%                   29.15%       35.00%
Dividend yield                                    1.86%         2.50%                    1.86%        2.50%



3. The following table discloses Earnings Per Share for the three and nine months ended March 31, 2004 and March 31, 2003.



                                                             Three months ended March 31,
                                                2004                                              2003
                             ----------------------------------------------  ------------------------------------------------
                                 Income          Shares      Per Share            Income            Shares         Per Share
                               (Numerator)   (Denominator)     Amount           (Numerator)      (Denominator)       Amount

Basic EPS
 Net Income                    $1,185,734       6,386,386      $0.19          $2,094,615          6,369,029         $0.33

Effect of Stock
Options                                           161,825       0.01                                125,529          0.01

Diluted EPS
 Net Income                    $1,185,734       6,548,211      $0.18          $2,094,615          6,494,558         $0.32



                                                               Nine months ended March 31,
                                                2004                                              2003
                             ----------------------------------------------  -------------------------------------------------
                                 Income          Shares      Per Share            Income            Shares         Per Share
                               (Numerator)   (Denominator)     Amount           (Numerator)     (Denominator)       Amount

Basic EPS
 Net Income                    $5,467,554       6,380,360      $0.86          $6,038,861          6,370,540         $0.95

Effect of Stock
Options                                           157,400       0.02                                 93,511          0.02

Diluted EPS
 Net Income                    $5,467,554       6,537,760      $0.84          $6,038,861          6,464,051         $0.93



There were 7,000 options not considered in the diluted Earnings Per Share calculation for the three- and nine-month periods ended March 31, 2004, because they were anti-dilutive. There were no anti-dilutive options for the three- and nine-month periods ended March 31, 2003.

Part I Financial Information
Item 1


4. Mortgage Banking Activities: The Company services real estate loans for investors that are not included in the accompanying condensed consolidated financial statements. Mortgage servicing rights are established based on the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption "Prepaid expenses and other assets."


                                                                         2004                          2003
                                                               ----------------------        --------------------
Servicing rights:
 Beginning of period                                                  $ 4,655,182                   $ 3,255,147
 Additions                                                              3,063,299                     2,531,791
 Amortized to expense                                                  (2,420,329)                   (2,025,013)
                                                                      -----------                   -----------
 End of period                                                        $ 5,298,152                   $ 3,761,614
                                                                      ===========                   ===========
Valuation allowance:
 Beginning of period                                                      670,000                             0
 Additions expensed                                                             0                       370,000
 Reductions credited to expense                                           670,000                             0
                                                                      -----------                   -----------
 End of period                                                        $         0                   $   370,000
                                                                      ===========                   ===========


Mortgage banking activities, net consists of the following:

                                                   Three Months Ended                  Nine Months Ended
                                                        March 31                           March 31,
                                                 2004             2003               2004             2003
                                       ------------------------------------------------------------------------------

Mortgage Loan Servicing Fees                  $ 449,807        $  367,776         $ 1,304,684    $  1,064,345

Amortization and impairment of
 mortgage loan servicing fees                 $(457,117)       $ (957,042)        $(1,750,329)   $ (2,025,324)

Gross realized:
 Gain on sales of loans                       $ 882,559        $2,117,201         $ 5,703,747    $  5,267,013
 Losses on sales of loans                     $(236,737)       $ (187,380)        $(1,341,636)   $   (834,780)
                                              ---------        ----------         -----------    ------------
Mortgage banking activities, net              $ 638,512        $1,340,555          $3,916,466    $  3,471,254
                                              ---------        ----------         -----------    ------------

Part I Financial Information
Item 2



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and nine-month periods ended March 31, 2004 for PVF Capital Corp. ("PVF" or the "Company"), Park View Federal Savings Bank (the "Bank"), its principal and wholly-owned subsidiary, PVF Service Corporation ("PVFSC"), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., PVF Community Development, and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.

FORWARD-LOOKING STATEMENTS
--------------------------

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION
-------------------

Consolidated assets of PVF were $741.6 million as of March 31, 2004, a decrease of approximately $1.8 million, or 0.2%, as compared to June 30, 2003. The Bank remained in regulatory capital compliance for a well- capitalized institution with tangible, core, and risk-based capital levels on a fully phased-in basis of 8.08%, 8.08% and 10.42%, respectively at March 31, 2004.

During the nine months ended March 31, 2004, the Company's cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $62.8 million, or 64.9%, as compared to June 30, 2003. The change in the Company's cash and cash equivalents consisted of decreases in interest-bearing deposits and federal funds sold of $63.0 million and an increase in cash of $0.2 million.

Part I Financial Information
Item 2



FINANCIAL CONDITION CONTINUED
-----------------------------


The net $33.6 million, or 5.5%, increase in loans receivable, loans receivable held for sale and mortgage-backed securities during the nine months ended March 31, 2004, resulted from increases in loans receivable of $18.4 million, mortgage-backed securities of $36.4 million and a decrease in loans receivable held for sale of $21.2 million. The increase of $18.4 million in loans receivable included increases of $13.8 million in home equity loans, $12.9 million in commercial real estate loans, $6.3 million in construction and land loans, net, $0.7 million in consumer loans, and $0.2 million in multi-family loans. These increases were offset by decreases of $14.2 million in single-family mortgage loans and $1.3 million in commercial equity line of credit loans. The increase of $36.4 million in mortgage-backed securities resulted from the purchase of $39.9 million in mortgage-backed securities less payments received of $3.5 million. The decrease of $21.2 million in loans receivable held for sale is attributable to a slowdown in refinancing activity during the period.

The Bank typically originates single-family, fixed-rate loans for sale, while retaining single-family, adjustable-rate loans for investment. During periods of lower interest rates borrowers are generally attracted to fixed-rate financing, while the reverse is true during periods of higher interest rates.

Securities increased by $10.0 million as the result of the purchase of $10.0 million in newly issued securities.

The increase in prepaid expenses and other assets of $15.3 million is primarily attributable to the purchase of $15.0 million of Bank Owned Life Insurance ("BOLI") during the current period. The BOLI was purchased to improve return on assets and return on equity, as well as to take advantage of the tax-exempt return on investment.

At March 31, 2004, the Company serviced $735.3 million in single-family mortgage loans and carried an asset for mortgage servicing rights totaling $5.3 million, or 72 basis points, of total serviced loans.

The increase of $2.0 million, or 17.5%, in office properties and equipment is the result of capital improvements to our Corporate Center office in Solon, Ohio, investment in new technology and the opening of a new branch office. Investment in stock of the Federal Home Loan Bank of Cincinnati increased by $0.3 million due to the receipt of stock dividends.

The decrease of $0.2 million in real estate owned properties resulted from the disposal of $0.5 million in real estate owned offset by the acquisition of $0.3 million in new real estate owned during the period.

Deposits increased by $10.3 million, or 2.0%, as a result of special promotional rates offered with the opening of a new branch office. The Company will consider the use of special promotional rates in the future to attract new deposits or to establish a deposit base when opening new branches. The decrease in accrued expenses and other liabilities of $8.9 million, or 36.4%, is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for others. Notes payable decreased by $3.3 million, or 56.9%, as a result of principal

Part I Financial Information
Item 2

FINANCIAL CONDITION CONTINUED
-----------------------------


repayments. The decrease in advances from borrowers for taxes and insurance of $3.5 million, or 43.7%, is due to timing differences between the collection and payment of escrow funds.

The decrease in cash and cash equivalents of $62.8 million, the increase in deposits of $10.3 million, earnings of $5.5 million, proceeds from the sale and repayment of loans receivable of $2.8 million, and net proceeds of $0.2 million from the sale of real estate owned were used to fund the net increase of $36.4 million in mortgage-backed securities, purchase $10.0 million in securities, purchase $15.0 million in BOLI, fund the increase of $2.0 million in office properties and equipment, the decreases of $8.9 million in accrued expenses and other liabilities and $3.5 million in advances from borrowers for taxes and insurance, repay $3.3 million in notes payable, and pay a cash dividend of $1.4 million to stockholders.


RESULTS OF OPERATIONS   Three months ended March 31, 2004,
---------------------   compared to three months ended
                        March 31, 2003.

PVF's net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest- earning assets and rates paid on interest-bearing liabilities ("interest- rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net interest income also includes amortization of loan origination fees, net of origination costs.

PVF's net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company's net income for the three months ended March 31, 2004 was $1,185,700 as compared to $2,094,600 for the prior year comparable period. This represents a decrease of $908,900, or 43.4%, when compared with the prior year comparable period.

Net interest income for the three months ended March 31, 2004 decreased by $195,900, or 3.5%, as compared to the prior year comparable period. This resulted from a decrease of $839,000, or 8.1%, in interest income and a decrease of $643,100, or 13.6%, in interest expense. The decrease in interest income resulted primarily from a decrease of 59 basis points in the return on interest-earning assets in the current period. This decrease in yield combined with an increase of $5.9 million in the average balance of interest-earning assets resulted in an overall decrease to interest income of $839,000 in the current period. The average balance on interest-bearing liabilities increased by $14.5 million from the prior year comparable period. The average cost of funds on interest-bearing liabilities decreased by 50 basis points in the current period, as a result of declining market interest rates, resulting in an overall decrease in interest expense of $643,100. The Company's net interest income decreased by $195,900 due to a

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------

decrease of 9 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period. A continued decline in market interest rates could result in a negative impact to net interest income.

For the three months ended March 31, 2004, a provision for loan losses of $140,300 was recorded, while no provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, non-accruing loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended March 31, 2004, the Company experienced an increase in loans held for investment of $1.4 million, increases in the level of non-accruing loans and classified assets of $1.5 million each, and had $108,000 in loans charged off. Due to the increase in loans held for investment and increases in impaired loans and classified assets, along with loans charged off during the period, management determined it was necessary to record a provision for general loan losses of $140,300 in the current period. During the three months ended March 31, 2003, the Company experienced a decrease in loans held for investment of $3.7 million. In addition, the level of non-accruing loans and classified assets increased by $325,000 and $1.0 million, respectively, while $19,000 in loans were charged off. Management determined it was not necessary to record a provision for general loan losses in the prior period, due to the application of revised reserve percentages reflecting the Company's historic loss experience to certain loan categories. At March 31, 2004, the allowance for loan losses was $4.2 million, which represented 40.6% of non-performing loans and 0.69% of net loans. At June 30, 2003, the allowance for loan losses was $3.9 million, which represented 52.2% of non-performing loans and 0.63% of net loans.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------


                                                       At         March 31,                  June 30,
                                                                    2004                       2003
                                                             ---------------------------------------------
                                                                         (Dollars in thousands)

Non-accruing lonas (1):
  Real estate                                               $        10,374                $        7,437
                                                             --------------                 -------------

Accruing loans which are contractually
  past due 90 days or more:
    Real estate                                             $           226                $          275
                                                             --------------                 -------------

Total non-accrual and 90 days
  past due loans                                            $        10,600                $        7,712
                                                             ==============                 =============

Ratio of non-performing loans to total loans
  and mortgage-backed securities                                       1.63%                         1.26%
                                                             ==============                 =============

Other non-performing assets (2)                             $           270                $          449
                                                             ==============                 =============

Total non-performing assets                                 $        10,870                $        8,161
                                                             ==============                 =============
Total non-performing assets to total assets                            1.47%                         1.10%
                                                             ==============                 =============

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


For the three months ended March 31, 2004, non-interest income decreased by $760,000, or 47.6%, from the prior year comparable period. This resulted primarily from a decrease of $702,000, or 52.4%, in mortgage- banking activities that resulted from a decrease of $1,284,000 in profit on loan sales in the current period offset by an increase of $582,000 in loan servicing income. The increase in loan servicing income is attributable to an increase in the volume of loans serviced for others along with a slowdown in the amortization of mortgage loan servicing rights that resulted from increasing market interest rates and decreased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The reduction in profit on loan sales for the quarter is the direct result of a slowdown in refinancing activities. Those gains are expected to remain soft for at least the rest of the fiscal year.

Service and other fees decreased by $95,500, or 41.9%, in the current period, primarily due to decreases in loan prepayment penalties. Other, net increased by $37,500 primarily due to income recognized on the investment in BOLI in the current period.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------

Non-interest expense for the three months ended March 31, 2004 increased by $310,600, or 7.5%, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $223,700, or 10.3%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased by $7,100 in the current period. The increase of $79,800, or 7.2%, in other non-interest expense was attributable to increases in telephone line costs resulting from an upgrade to our computer network, increased legal fees, and checks charged off in the current period.

The federal income tax provision for the three-month period ended March 31, 2004 decreased to an effective rate of 32.3% for the current period from an effective rate of 33.7% for the prior year comparable period. The decrease is attributable to the Bank's tax-exempt income arising from the investment in BOLI.

RESULTS OF OPERATIONS   Nine months ended March 31, 2004,
---------------------   compared to nine months ended
                        March 31, 2003.

The Company's net income for the nine months ended March 31, 2004 was $5,467,600 as compared to $6,038,900 for the prior year comparable period. This represents a decrease of $571,300, or 9.5%, when compared with the prior year comparable period.

Net interest income for the nine months ended March 31, 2004 decreased by $257,900, or 1.5%, as compared to the prior year comparable period. This resulted from a decrease of $3,654,700, or 11.0%, in interest income and a decrease of $3,396,800, or 21.4%, in interest expense. The decrease in interest income resulted primarily from a decrease of 80 basis points in the return on interest-earning assets in the current period. This decrease in yield combined with a modest increase of $1.6 million in the average balance of interest-earning assets resulted in an overall decrease to interest income of $3,654,700 in the current period. The average balance on interest-bearing liabilities increased by $2.1 million from the prior year comparable period. The average cost of funds on interest-bearing liabilities decreased by 72 basis points in the current period, as a result of declining market interest rates, resulting in an overall decrease in interest expense of $3,396,800. The Company's net interest income decreased by $257,900 primarily due to a decrease of 8 basis points in the Company's interest-rate spread during the current period as compared to the prior year comparable period. A continued decline in market interest rates could result in a negative impact to net interest income.

For the nine months ended March 31, 2004, a provision for loan losses of $432,300 was recorded, while no provision for loan losses was recorded in the prior year comparable period.

During the nine months ended March 31, 2004, the Company experienced an increase in loans held for investment of $18.5 million, an increase in the level of non-accruing loans of $2.9 million, an increase in classified assets of $1.3 million, and had $132,000 in loans charged off. Due to increases in loans held for investment, non-accruing loans and classified assets, along with loans charged off during the period, management determined it was necessary to record a provision for loan losses of $432,300 in the current period. During the nine months ended March 31, 2003, the Company experienced growth in loans held for investment of $20.4 million, a decrease in the level of non-accruing loans of $433,000, an

Part I Financial Information
Item 2

RESULTS OF OPERATIONS CONTINUED
-------------------------------

increase in classified assets of $115,000, and had $19,000 in loans charged off. Management determined it was not necessary to record a provision for general loan losses in the prior period, due to the application of revised reserve percentages reflecting the Company's historic loss experience to certain loan categories, along with a decrease to non-accruing loans.

For the nine months ended March 31, 2004, non-interest income increased by $831,000, or 19.9%, from the prior year comparable period. This resulted from an increase of $445,200, or 12.8%, in mortgage-banking activities that resulted from a decrease of $70,100 in profit on loan sales in the current period and an increase of $515,300 in loan servicing income attributable to the recovery of impairment charges previously taken. The increase in loan servicing income is attributable to an increase in the volume of loans serviced for others along with a slowdown in the amortization of mortgage loan servicing rights that resulted from increasing market interest rates and decreased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

In addition, other non-interest income, net, increased by $524,700 in the current period primarily due to increased gains on the sale of real estate owned. Service and other fees decreased by $138,900, or 24.1%, primarily due to decreases in loan prepayment penalties and late charge fee income.

Non-interest expense for the nine months ended March 31, 2004 increased by $996,600, or 8.1%, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $749,200, or 11.5%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased $89,100, or 3.8%, due to the operation of an additional branch office along with repairs and maintenance costs to our Corporate Center office building. The increase of $158,300, or 4.6%, in other non-interest expense was attributable to costs of outside services, increased telephone line costs resulting from an upgrade to our computer network, increased charitable contributions, and checks charged off in the current period.

The federal income tax provision for the nine-month period ended March 31, 2004 was at an effective rate of 33.6% for both the current and prior year comparable periods.

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

Part I Financial Information
Item 2

LIQUIDITY AND CAPITAL RESOURCES CONTINUED
-----------------------------------------

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



Part I Financial Information
Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------

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


Part I Financial Information
Item 4

CONTROLS AND PROCEDURES
-----------------------

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principalfinancial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

Part I Financial Information
Item 4


CONTROLS AND PROCEDURES CONTINUED
---------------------------------


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

PART II OTHER INFORMATION
-------------------------

Item 1.    Legal Proceedings.  N/A

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        (a)     N/A
        (b)     N/A
        (c)     N/A
        (d)     N/A
        (e)     N/A


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

           (b)    Reports on Form 8-K
                  -------------------

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

 Date of Report           Item(s) Reported        Financial Statements Filed
 --------------           ----------------        --------------------------
January 15, 2004               7, 12                         N/A

                            SIGNATURE
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PVF Capital Corp.
                                      --------------------
                                      (Registrant)


Date:  May 14, 2004                   /s/ C. Keith Swaney
      --------------                  ---------------------------------------
                                      C. Keith Swaney President, Chief
                                      Operating Officer and Treasurer
                                      (Only authorized officer and
                                      Principal Financial Officer)