Form 10-K
period 2004-06-30
PVF CAPITAL CORP
filed 2004-09-10
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004 OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock (par value $.01 per share)

Title of Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The registrant’s voting stock is listed on the Nasdaq SmallCap Market under the symbol “PVFC.” The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $84,860,223 based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Small Cap MarketSM as of December 31, 2003 ($14.65 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.

As of September 7, 2004, the Registrant had 7,044,365 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2004. (Parts II and IV)

     2. Portions of Proxy Statement for the 2004 Annual Meeting of Stockholders. (Part III)

PART I

Item 1. Business

General

     PVF Capital Corp. (“PVF” or the “Company”) is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”). PVF owns and operates Park View Federal Savings Bank, PVF Service Corporation (“PVFSC”), a real estate subsidiary, and Mid Pines Land Company (“MPLC”), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary, currently inactive, and two other subsidiaries chartered for future operation, but which are also currently inactive. Park View Federal is a federal stock savings bank operating through sixteen offices located in Cleveland and surrounding communities. PVF also created PVF Capital Trust I for the sole purpose of issuing trust preferred securities. Park View Federal has operated continuously for 83 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF Capital Corp’s main office is located at 30000 Aurora Road, Solon, Ohio 44139, and its telephone number is (440) 248-7171.

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

     The Bank derives its income principally from interest earned on loans and, to a lesser extent, loan servicing and other fees, gains on the sale of loans and interest earned on investments. The Bank’s principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, Federal Home Loan Bank advances, repayments of outstanding loans, sales of loans and operating revenues. The business of PVF consists primarily of the business of the Bank.

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

Market Area

     The Bank conducts its business through sixteen offices located in Cuyahoga, Summit, Medina, Lorain, Lake, Portage and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. At June 30, 2004, over 90% of the Bank’s net loan portfolio and over 90% of the Bank’s deposits were in the Bank’s market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, Medina and Summit Counties, where demographic growth has been stronger.

     The economy in the Company’s market area has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of service, financial and wholesale and retail trade industries.

Lending Activities

Loan Portfolio Composition

     The Company’s loans receivable held for investment and loans receivable held for sale totaled $622.6 million at June 30, 2004, representing 82.4% of total assets at such date. It is the Company’s policy to concentrate its lending in its market area. In addition, the Company also held $36.8 million, or 4.9% of total assets, in mortgage-backed securities at June 30, 2004.

     Set forth below is certain data relating to the composition of the Company’s loan portfolio by type of loan on the dates indicated. As of June 30, 2004, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	At June 30,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans receivable held for investment:
One-to-four family residential	$128,210	20.99%	$139,774	24.22%	$158,334	28.24%	$206,098	36.14%	$196,448	38.47%
Home equity line of credit	83,505	13.67	67,822	11.75	53,349	9.52	37,597	6.59	30,978	6.07
Multifamily residential	38,777	6.35	40,942	7.10	43,439	7.75	43,719	7.67	42,447	8.31
Commercial	175,323	28.71	146,686	25.42	133,081	23.74	125,664	22.04	115,154	22.55
Commercial equity line of credit	38,113	6.24	34,081	5.91	22,872	4.08	15,232	2.67	12,079	2.37
Land	54,047	8.85	52,963	9.18	53,434	9.53	51,932	9.11	35,588	6.97
Construction - residential	70,833	11.60	73,160	12.68	64,960	11.59	71,653	12.57	65,136	12.76
Construction - multi-family	0	0.00	217	0.04	823	0.15	231	0.04	0	0.00
Construction - commercial	15,679	2.57	16,496	2.86	28,520	5.09	18,171	3.19	14,007	2.74
Non real estate	13,951	2.29	11,761	2.04	8,460	1.50	5,773	1.00	4,391	0.85

	618,438	101.27	583,902	101.20	567,272	101.19	576,070	101.02	516,228	101.09

Deferred loan fees	(3,380)	(0.55)	(3,034)	(0.53)	(2,793)	(0.50)	(2,322)	(0.40)	(2,146)	(0.42)
Market valuation reserve	0	0.00	0	0.00	0	0.00	0	0.00	(45)	(0.01)
Allowance for loan losses	(4,377)	(0.72)	(3,883)	(0.67)	(3,902)	(0.69)	(3,520)	(0.62)	(3,387)	(0.66)

Total other items	(7,757)	1.27	(6,917)	(1.20)	(6,695)	(1.19)	(5,842)	(1.02)	(5,578)	(1.09)

Total loans receivable held for investment	$610,681	100.00%	$576,985	100.00%	$560,577	100.00%	$570,228	100.00%	$510,650	100.00%

Real estate loans receivable held for sale:
Single-family residential held for sale	$11,871		$33,604		$11,680		$6,152		$10,738

     The following table presents at June 30, 2004 the amounts of loan principal repayments scheduled to be received by the Company during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank’s actual repayment experience to differ from that shown below.

	Due During	Due One
	the Year	Through Five	Due Five Years
	Ending	Years After	or More After
	June 30,	June 30,	June 30,
	2005	2004	2004
		(In thousands)
Real estate mortgage loans	$252,976	$221,951	$35,291
Real estate construction loans	86,512	0	0
Non real estate loans	11,320	749	1,882

Total	$350,808	$222,700	$37,173

     The following table apportions the dollar amount of the loans outstanding at June 30, 2004 that are due or repricing after June 30, 2005 between those with predetermined interest rates and those with adjustable interest rates.

	Predetermined	Floating or
	Rates	Adjustable Rates	Total
		(In thousands)
Real estate mortgage loans (1)	$24,894	$232,348	$257,242
Non real estate loans	2,631	0	2,631

Total	$27,525	$232,348	$259,873

(1)	Includes real estate mortgage loans and construction loans

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans may be substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgages are substantially higher than current mortgage loan rates.

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

     The following table shows total loan origination and sale activity during the periods indicated.

	Year Ended June 30,
	2004	2003	2002
	(In thousands)
Loans originated:
Real estate:
Residential and commercial (1)	$256,997	$491,336	$284,991
Construction (1)	124,475	123,414	125,461
Land	31,246	30,339	24,821
Non real estate	2,650	1,106	1,826

Total loans originated	$415,368	$646,195	$437,099

Loans refinanced	$22,909	$27,335	$36,691
Loans sold	$301,018	$453,736	$295,706

(1)	Includes single-family and multi-family residential and commercial loans.

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

     Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family residential real estate loans in its market area. The Bank currently originates fixed-rate residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that reset after five or seven years to a rate which is 0.5% above the FHLMC 60 day delivery rate, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 2004, $128.2 million, or 21.0%, of the Bank’s net loan portfolio held for investment consisted of single-family conventional mortgage loans, of which approximately $106.9 million, or 83.4%, carried adjustable interest rates. Included in this amount are $32.4 million in second mortgage loans. In addition, the Bank had $11.9 million in loans available for sale. These loans carry fixed rates and are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.

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

     Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank’s multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three to five years based upon changes in the Treasury Rate Index or Federal Home Loan Bank advance rate, plus a negotiated margin of between 2.5% and 3.5%. In addition, the Bank makes revolving line of credit loans secured by mortgages on commercial and multi-family property. Said loans are adjustable rate loans based on the prime interest rate and are made for terms of up to two years. These loans are underwritten using the same guidelines as for first mortgage, commercial and multi-family loans. Commercial real estate loans, including commercial equity lines of credit, and multi-family residential real estate loans amounted to $252.2 million, or 41.3%, of the Bank’s net loan portfolio held for investment at June 30, 2004.

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

     Construction Loans. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied single-family dwellings in the Bank’s market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Interest rates on residential construction loans made to the eventual occupant are set at competitive rates, and are usually fixed for the construction term. Interest rates on residential construction loans to builders are set at a variable rate based on the prime rate, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 18 months. Advances are generally paid directly to subcontractors and suppliers and are made on a percentage of completion basis. At June 30, 2004, $86.5 million, or 14.17%, of the Bank’s net loan portfolio held for investment consisted of construction loans.

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

     Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well known to the Bank, and it obtains the financial statements and personal guarantees of such builders and developers. The Bank also requires feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to 80% of the appraised value. If land is being acquired, the amount of the loan to be used for such purposes is usually limited to 75% of the cost of the land. All of these loans originated are within the Bank’s market area. The Bank had $54.0 million, or 8.9% of its net loan portfolio held for investment, in land loans at June 30, 2004.

     Equity Line of Credit Loans. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5-year review and renewal option followed by a balloon payment. The rate adjusts monthly to a rate ranging from the prime lending rate to prime plus 2.0%. At June 30, 2004, the Bank had $83.5 million, or 13.7% of its net loan portfolio held for investment in home equity lines of credit.

     Commercial Non Real Estate Business Loans. The Bank will make commercial business loans secured by non-real estate assets such as accounts receivables, inventory, furniture and fixtures, equipment and certain intangible assets. Such loans are made on a limited basis (up to 5% of assets) to credit worthy customers. The loans are made for up to 75% of the collateral value not to exceed $3.0 million for terms up to 10 years. The Bank requires the personal guarantee of all borrowers for such loans. At June 30, 2004, the Bank had $14.0 million, or 2.3% of its net loan portfolio, held for investment in commercial non real estate business loans.

Mortgage Banking Activity

     In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 2004, the Bank reported a net loan servicing loss of $0.6 million as the result of high prepayment speeds on loans serviced, and at June 30, 2004 was servicing $746.8 million of loans for others. The Bank has been able to keep delinquencies on loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate, single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.

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

     At June 30, 2004 and 2003, the Bank had $11.9 million and $33.6 million, respectively, of fixed-rate single-family mortgage loans available for sale.

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

     The following table sets forth information with respect to the Bank’s nonperforming loans and other problem assets at the dates indicated.

	At June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non-accruing loans (1):
Real estate	$10,633	$7,437	$7,805	$5,385	$4,842

Total	$10,633	$7,437	$7,805	$5,385	$4,842

Accruing loans which are contractually past due 90 days or more:
Real estate	$503	$275	$0	$20	$935

Total	$503	$275	$0	$20	$935

Total nonaccrual and 90 days past due loans	$11,136	$7,712	$7,805	$5,405	$5,777

Ratio of non-performing loans to total loans	1.80%	1.32%	1.38%	0.94%	1.11%

Other non-performing assets (2)	$70	$449	$564	$547	$488

Total non-performing assets	$11,206	$8,161	$8,369	$5,952	$6,265

Total non-performing assets to total assets	1.48%	1.10%	1.23%	0.81%	1.02%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and all loans greater than 90-days past due with a loan-to-value ratio greater than 65%. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

     It is the Bank’s policy to not record into income partial interest payments. During the year ended June 30, 2004, gross interest income of $1,052,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the period. No interest was included in income on non-accruing loans.

     At June 30, 2004, non-accruing loans consisted of 52 loans totaling $10.6 million, and included 30 conventional mortgage loans aggregating $4.7 million, 5 land loans in the amount of $1.2 million, 1 construction loan in the amount of $0.3 million and 16 commercial loans in the amount of $4.4 million. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 2004, the Bank had one real estate owned property totaling $70,000.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as “substandard,” “doubtful” or “loss,” if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as “special mention.” The Bank has established an Asset Classification Committee, which is comprised of senior employees of the Bank and two outside Board members. The Asset Classification Committee meets quarterly to review the Bank’s loan portfolio and determine which loans should be placed on a “watch-list” of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See “Regulation of the Bank — Regulatory Capital Requirements.” OTS examiners may disagree with the insured institution’s classifications and amounts reserved. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS. At June 30, 2004, total non-accrual and 90 days past due loans and other non-performing assets were $11.2 million, of which amount approximately $10.8 million were classified as substandard. For additional information, see “— Non-Performing Loans and Other Problem Assets” and Note 4 of Notes to Consolidated Financial Statements.

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

     The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$3,883	$3,902	$3,520	$3,388	$2,630

Charge-offs:
Mortgage loans	113	19	204	106	93
Non real estate (1)	19	0	2	7	0

Total charge-offs	132	19	206	113	93

Recoveries:
Mortgage loans	29	0	30	20	1
Non real estate (1)	0	0	0	0	0

Total recoveries	29	0	30	20	1

Net charge-offs	103	19	176	93	92

Provision charged to income	597	0	558	225	850

Balance at end of year	$4,377	$3,883	$3,902	$3,520	$3,388

Ratio of net charge-offs during the year to average loans outstanding during the year	0.0%	0.0%	0.0%	0.0%	0.0%

(1)	Consists primarily of line of credit loans.

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,
	2004		2003		2002		2001		2000
		% of Loans in		% of Loans in		% of Loans in		% of Loans in		% of Loans in
		Category to		Category to		Category to		Category to		Category to
		Total Loans		Total Loans		Total Loans		Total Loans		Total Loans
	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding
	(Dollars in thousands)
Mortgage Loans:
One-to-four family residential (1)	$1,481	45.68%	$1,335	48.09%	$1,005	48.77%	$841	54.74%	$885	56.67%
Multi-family residential	195	6.27	269	7.05	261	7.80	233	7.63	234	8.22
Commercial	1,994	37.05	1,949	33.78	2,187	32.52	1,934	27.61	1,596	27.36
Land	474	8.74	294	9.07	366	9.42	307	9.01	261	6.89
Unallocated	0	0.00	19	0.00	0	0.00	130	0.00	349	0.00

Total mortgage loans	4,144	97.74	3,866	97.99	3,819	98.51	3,445	98.99	3,325	99.14
Non real estate	233	2.26	17	2.01	83	1.49	75	1.01	63	0.86

Total allowance for loan losses	$4,377	100.00%	$3,883	100.00%	$3,902	100.00%	$3,520	100.00%	$3,388	100.00%

(1)	Consists of one-to-four family residential and home equity line of credit.

Investment Activities

     Park View Federal’s investment policy currently allows for investment in various types of liquid assets, including United States Government and Agency securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers’ acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal’s investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 2004 Park View Federal had investments in agency notes, mortgage-backed securities and FHLB of Cincinnati stock.

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

     The following table sets forth the carrying value of the Bank’s securities portfolio and FHLB of Cincinnati stock at the dates indicated. At June 30, 2004, the fair market values of the Bank’s securities portfolio was $62.8 million. All securities are held to maturity, but are callable prior to maturity.

	At June 30,
	2004	2003	2002
	(In thousands)
Investment securities:
Municipal securities	$0	$33	$121
U.S. agency securities	$27,500	$—	$55,000
Mortgage-backed securities	36,779	2,931	7,211

Total securities	64,279	2,964	62,332
FHLB of Cincinnati stock	10,819	10,396	9,948

Total investments	$75,098	$13,360	$72,280

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s securities at June 30, 2004.

	At June 30, 2004
	One Year		One to Five		Five to 10		More than
	or Less		Years		Years		10 Years		Total Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield
			(Dollars in thousands)
U.S. Government and agency securities	$0	0.00%	$27,500	3.08%	$0	0.00%	$0	0.00%	$27,500	$27,400	3.08%
Mortgage-backed securities	0	0.00	0	0.00	0	0.00	36,779	4.78	36,779	35,390	4.78

Total	$0	0.00%	$27,500	3.08%	$0	0.00%	$36,779	4.78%	$64,279	$62,790	4.05%

(1)	Includes interest-bearing deposits at other financial institutions and federal funds sold.

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

     The Bank’s deposits increased by $64,000 for the fiscal year ended June 30, 2004 as compared to the fiscal year ended June 30, 2003, Deposit balances totaled $526.5 million, $526.4 million and $479.7 million at the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

     Deposits in the Bank as of June 30, 2004 were represented by the various programs described below.

Weighted
Average				Percentage
Interest		Minimum	Balance	of Total
Rate	Category	Balance	(in Thousands)	Deposits
0.25%	NOW accounts	$50	$38,578	7.33
0.50	Passbook statement accounts	5	46,726	8.87
0.65	Money market accounts	1,000	20,477	3.89
0.00	Non-interest-earning demand accounts	50	16,429	3.12

			122,210	23.21
	Certificates of Deposit
2.07	3 months or less	500	71,541	13.59
2.29	3 - 6 months	500	63,665	12.09
2.87	6 - 12 months	500	168,902	32.08
3.33	1 - 3 years	500	82,683	15.70
4.13	More than three years	500	17,492	3.33

2.78	Total certificates of deposit		404,283	76.79

2.19	Total deposits		$526,493	100.00%

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	At June 30, 2004			At June 30, 2003			At June 30, 2002
			Increase			Increase
			(Decrease)			(Decrease)
		% of	From Prior		% of	From Prior		% of
	Balance	Deposits	Year	Balance	Deposits	Year	Balance	Deposits
	(Dollars in thousands)
NOW checking (1)	$55,008	10.45%	$1,451	$53,557	10.17%	$4,576	$48,981	10.21%
Super NOW checking and money market	20,477	3.89	(7,037)	27,514	5.23	5,589	21,925	4.57
Passbook and regular savings	46,726	8.87	3,534	43,192	8.20	6,026	37,166	7.75
Jumbo certificates	110,383	20.97	10,234	100,149	19.02	3,138	97,011	20.23
Other certificates	250,291	47.54	(5,617)	255,908	48.61	24,381	231,527	48.27
Keogh accounts	626	0.12	95	531	0.10	126	405	0.08
IRA accounts	42,982	8.16	(2,596)	45,578	8.67	2,921	42,657	8.89

Total	$526,493	100.00%	$64	$526,429	100.00%	$46,757	$479,672	100.00%

(1)	Includes non-interest-bearing demand accounts.

     The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.

	For the Year Ended June 30,
	2004			2003			2002
	Interest-			Interest-			Interest-
	Bearing			Bearing			Bearing
	Demand	Savings	Time	Demand	Savings	Time	Demand	Savings	Time
	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits
	(Dollars in thousands)
Average balance	$61,930	$45,608	$373,575	$66,640	$38,799	$380,784	$49,981	$35,048	$376,795
Average rate paid	0.45%	0.50%	2.90%	1.35%	1.21%	3.62%	2.16%	1.88%	5.11%

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

     The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2004.

Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$21,084
Three through six months	16,696
Six through 12 months	50,182
Over 12 months	31,889

Total	$119,851

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the Federal Home Loan Bank of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $30 million and $100 million respectively. The REPO advance was drawn down $15.0 million at June 30, 2004, while the CMA was not drawn down at June 30, 2004. Advances from the FHLB of Cincinnati are secured by the Bank’s stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.

     The following table sets forth certain information regarding the Bank’s advances from the FHLB of Cincinnati for the periods indicated:

	At June 30,
	2004	2003	2002
	(In thousands)
Amounts outstanding at end of period	$135,040	$120,123	$120,740
Weighted average rate	3.96%	4.29%	4.30%
Maximum amount outstanding at any month end	$146,084	$130,725	$172,839
Approximate average outstanding balance	127,020	122,034	142,820
Weighted average rate	4.12%	4.27%	4.08%

     At June 30, 2004 PVFCC formed a trust that issued $10.0 million of subordinated debentures. At June 30, 2004 PVFSC had one note payable with an outstanding balance of $2.5 million, collateralized by real estate. See Note 9 of Notes to Consolidated Financial Statement.

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

     As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2004, ParkView Federal was authorized to invest up to approximately $22.7 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

     PVF has three active subsidiaries, Park View Federal, PVFSC and MPLC. PVFSC is engaged in the activities of land acquisition and real estate investment. PVF has three nonactive subsidiaries, PVF Community Development Corp., PVF Mortgage Corp., and PVF Holdings, Inc. which have been chartered for future activity.

     PVF Service Corporation. At June 30, 2004, PVFSC had a $0.25 million investment in a joint venture that owns real estate leased to the Bank for use as a branch office in Avon, Ohio. Also, at June 30, 2004, PVFSC had a $0.33 million investment in a joint venture for a new branch office location for of our Mayfield office in Mayfield, Ohio. PVFSC also has an interest in Park View Plaza, a joint venture, which is a strip center in Lakewood, Ohio that includes our Clifton branch office. In addition, PVFSC had a $5.2 million investment in office properties used by the Bank, that includes the Corporate Center in Solon, Ohio, and branch offices in Bainbridge, Ohio and Chardon, Ohio. In March 2002, PVFSC obtained a loan for $3.4 million, with a remaining balance at June 30, 2004 of $2.5 million, secured by its Corporate Center in Solon, Ohio.

     Mid Pines Land Company. At June 30, 2003, MPLC had an investment of $0.6 million in land adjacent to the Company’s new Corporate Center in Solon, Ohio.

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

Employees

     As of June 30, 2004, PVF and its subsidiaries had 183 full-time employees and 39 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

REGULATION OF THE BANK

     General. As a savings institution, Park View Federal is subject to extensive regulation by the OTS, and its deposits are insured by the SAIF, which is administered by the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of SAIF-insured savings institutions. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere herein. The discussion is qualified in its entirety by reference to the actual statutes and regulations involved.

     Regulatory Capital Requirements. Under OTS regulations, savings institutions must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” (also referred to as “Tier 1”) capital equal to 4.0% (or 3.0% if the institution is rated CAMELS 1 under the OTS examination rating system) of adjusted total assets and “total capital,” a combination of core and “supplementary” capital, equal to 8.0% of “risk-weighted” assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated CAMELS 1). For purposes of these regulations, Tier 1 capital has the same definition as core capital and generally consists of common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. See “— Prompt Corrective Regulatory Action.” The Bank is in compliance with all applicable regulatory capital requirements.

     In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution’s allowances for loan and lease losses allowances, and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2004, Park View Federal had no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer, home equity and land loans, residential and nonresidential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. At June 30, 2004 the Bank’s risk-weighted assets were $636.0 million, and its total regulatory capital was $64.8 million, or 10.19% of risk-weighted assets.

     The table below presents the Bank’s capital position at June 30, 2004, relative to its various minimum regulatory capital requirements.

	At June 30, 2004
		Percent of
	Amount	Assets (1)
	(Dollars in Thousands)
Tangible Capital	$60,658	7.97%
Tangible Capital Requirement	11,421	1.50

Excess	$49,237	6.47%

Tier 1/Core Capital	$60,658	7.97%
Tier 1/Core Capital Requirement	30,455	4.00

Excess	$30,203	3.97%

Tier 1 Risk-Based Capital	$60,658	9.54%
Tier 1 Risk-Based Capital Requirement	25,442	4.00

Excess	$35,216	5.54%

Risk-Based Capital	$64,835	10.19%
Risk-Based Capital Requirement	50,883	8.00

Excess	$13,952	2.19%

(1)	Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

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

     Federal Home Loan Bank System. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2004 of $10.8 million.

     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2004, the Bank had $135.0 million in advances outstanding from the FHLB of Cincinnati. See “— Deposit Activity and Other Sources of Funds — Borrowings.”

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

     To meet the QTL test, the institution must qualify as a domestic building and loan association under the Internal Revenue Code or the institution’s “Qualified Thrift Investments” must total at least 65% of “portfolio assets.” Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks. At June 30, 2004, the Bank qualified as a QTL.

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

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution (which includes dividends, stock repurchases and amounts paid to stockholders of another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution’s common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution’s total distributions for the calendar year exceeds the institution’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or conditions imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. As a subsidiary of a savings and loan holding company, Park View Federal must, at a minimum, provide prior notice to the OTS of capital distributions. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on transaction accounts of between $6.6 million and $45.4 million, plus 10% on the remainder. The first $6.6 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At June 30, 2004, Park View Federal met its reserve requirements.

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

     Loans-to-One-Borrower Limitations. Under federal law, loans and extensions of credit, to a borrower shall not exceed 15% of the unimpaired capital and surplus of the savings institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. Applicable regulations permit certain exceptions to the above general limitations. Specifically, savings associations may make loans to one borrower, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. A savings institution is authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus.

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, (ii) specify certain collateral requirements for particular transactions with affiliates, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliated. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the Bank Holding Company Act of 1956, as amended (“BHCA”) which also applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on condition that the customer obtain some additional services from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Savings institutions are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% stockholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution’s loan to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. There is an exception to this requirement were such loans are made pursuant to a benefit or compensation program that is widely available to employees of the institution and the program does not give preference to directors or executive officers over other employees. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

     If the Company were to acquire control of another savings institution to be held as a separate subsidiary, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company. The OTS has issued an interpretation indicating that multiple holding companies may also engage in activities permissible for financial holding companies.

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

     Acquisition of the Company. Under the Federal Change in Bank Control Act ¡CIBCA), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire ¡control) of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

     For the Company, effective as of the fiscal year ending June 30, 2005, on an accrual basis, management of the Company must provide a report on the Company’s internal control over financial reporting that contains: (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; (ii) a statement identifying the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and (iii) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective. This discussion must include disclosure of any material weakness in the Company’s internal control over financial reporting identified by management. Further, the Company must state that its auditing firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

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

     The Bank’s federal income tax returns through June 30, 1999 were audited by the IRS. The years June 30, 2000 through June 30, 2003 are open to audit.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth information with respect to the executive officers of the Company.

	Age as of
Name	September 3, 2004	Title
John R. Male	56	Chairman of the Board and Chief Executive Officer of the Company and the Bank

C. Keith Swaney	61	President and Chief Operating Officer of the Company and the Bank, Treasurer of the Company and Chief Financial Officer of the Bank

Jeffrey N. Male	55	Vice President and Secretary of the Company and Executive Vice President and Chief Lending Officer of the Bank

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

Item 2. Properties

     The following table sets forth the location and certain additional information regarding the Company’s offices at June 30, 2004.

	Year		Net Book	Owned or	Approximate
	Opened/	Total	Value at	Leased/	Square
Location	Acquired	Deposits	June 30, 2003	Expiration	Footage
	(Dollars in thousands)
Main Office:
30000 Aurora Road	2000	$18,388	$5,898	Owned	51,635
Solon, Ohio
Branch Offices:
2111 Richmond Road	1967	64,168	34	Lease	2,750
Beachwood, Ohio				3/31/09
415 Northfield Road	2002	42,306	299	Lease	3,084
Bedford, Ohio				10/31/12
11010 Clifton Blvd.	1974	31,037	145	Lease	1,550
Cleveland, Ohio				8/1/05
13901 Ridge Road	1999	50,114	9	Lease	3,278
North Royalton, Ohio				8/31/09
6990 Heisley Road	1994	31,320	29	Lease	2,400
Mentor, Ohio				10/25/08
1244 SOM Center Road	2004	29,524	146	Lease	2,200
Mayfield Heights, Ohio				6/30/14
497 East Aurora Road	1994	36,335	17	Lease	2,400
Macedonia, Ohio				9/30/09
8500 Washington Street	1995	38,698	640	Owned	2,700
Chagrin Falls, Ohio
408 Water Street	1997	23,057	496	Owned	2,800
Chardon, Ohio
3613 Medina Road	2000	19,770	9	Lease	2,440
Medina, Ohio				2/28/08
34400 Aurora Road	2000	24,814	60	Lease	3,000
Solon, Ohio				4/30/10
16909 Chagrin Blvd.	2000	35,632	106	Lease	2,904
Shaker Hts., Ohio				6/30/10
36311 Detroit Road	2002	30,275	241	Lease	3,375
Avon, Ohio				10/02/12
17780 Pearl Road	2002	31,558	154	Lease	3,500
Strongsville, Ohio				8/31/12
9305 Market Square Drive	2003	19,497	1,047	Owned	3,700
Streetsboro, Ohio

     At June 30, 2004 the net book value of the Company’s premises, furniture, fixtures and equipment was $13.9 million. See Note 6 of Notes to Consolidated Financial Statements for further information.

     The Company also owns real estate in Solon, Ohio. See “Item 1. Business — Subsidiary Activities” for further information.

Item 3. Legal Proceedings

     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to its business. There are no material legal proceedings to which the Bank or PVF is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

     The information contained under the section captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2004 (the “Annual Report”) is incorporated herein by reference. For information regarding restrictions on the payment of dividends see “Item 1. Business — Regulation of the Bank — Dividend Limitations.”

     The Company did not repurchase any of its equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2004.

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

     In addition, there have been no changes in the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

     The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees.

Item 11. Executive Compensation

     The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation” and “— Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)and(b)	The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors” and “Voting Securities and Principal Holders Thereof” of the Proxy Statement.

(c)	Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2004.

	(a)	(b)	(c)
Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options, warrants	price of outstanding	plans (excluding securities
	& rights(1)	options, warrants and rights	reflected in column (a))(1)
Equity compensation plans approved by security holders	410,161	$8.25	297,453
Equity compensation plans not Approved by security holders	—	—	—

Total	410,161	$8.25	297,453

(1) Adjusted for a 10% stock dividend paid on the Common Stock on September 1, 1997, a 50% stock dividend paid on the Common Stock on August 17, 1998, a 10% stock dividend paid on the Common Stock on September 7, 1999, a 10% stock dividend paid on the Company’s Common Stock on September 1, 2000, a 10% stock dividend paid on the Common Stock on August 31, 2001, a 10% stock dividend paid on the Common Stock on August 30, 2002, a 10% dividend paid on the Common Stock on August 29, 2003 and a 10% dividend paid on the Common Stock on August 31, 2004.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

     Information required by this item is incorporated herein by reference to the section captioned “Independent Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Report of Independent Registered Public Accounting Firm (incorporated by reference to the Annual Report)

Consolidated Financial Statements (incorporated by reference to the Annual Report)

		(a)	Consolidated Statements of Financial Condition, at June 30, 2004 and 2003

		(b)	Consolidated Statements of Operations for the Years Ended June 30, 2004, 2003 and 2002

		(c)	Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2004, 2003 and 2002

		(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002

		(e)	Notes to Consolidated Financial Statements.

	2.	All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

	3.	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description
3.1	Certificate of Incorporation, as amended	*	**
3.2	Code of Regulations	*
3.3	Bylaws
4	Specimen Stock Certificate	*
10.1	Park View Federal Savings Bank Conversion Stock Option Plan †	*
10.2	PVF Capital Corp. 1996 Incentive Stock Option Plan †	*
10.3	Form of Severance Agreement between PVF Capital Corporation and each of John R. Male, C. Keith Swaney and Jeffrey N. Male †	*	**
10.4	Park View Federal Savings Bank Supplemental Executive Retirement Plan	*	*
10.5	PVF Capital Corp. 2000 Incentive Stock Option Plan and Deferred Compensation Plan†	*	***
13	PVF Capital Corp. Annual Report to Stockholders for the year ended June 30, 2004
14	Code of Ethics
21	Subsidiaries of the Registrant
23.1	Consent of Crowe Chizek and Company LLC
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-24948).

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-24948).

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003 (Commission File No. 0-24948).

†	Management contract or compensory plan or arrangement.

(b)	Reports on Form 8-K. The Registrant filed the following Current Report on Form 8-K during the last quarter covered by this Report:

		Financial Statements
Date of Report	Items Reported	Filed
April 21, 2004	7,12	N/A

(c)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(d)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.

September 10, 2004	By:	/s/ John R. Male
John R. Male
Chairman of the Board of Directors
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Male	September 10, 2004

John R. Male
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ C. Keith Swaney	September 10, 2004

C. Keith Swaney
President, Chief Operating Officer and
Treasurer
(Principal Financial and Accounting Officer)

/s/ Robert K. Healey	September 10, 2004

Robert K. Healey
Director

/s/ Stanley T. Jaros	September 10, 2004

Stanley T. Jaros
Director

/s/ Stuart D. Neidus	September 10, 2004

Stuart D. Neidus
Director

/s/ Gerald A. Fallon	September 10, 2004

Gerald A. Fallon
Director

/s/ Raymond J. Negrelli	September 10, 2004

Raymond J. Negrelli
Director

/s/ Ronald D. Holman	September 10, 2004

Ronald D. Holman, II
Director