Form 10-Q
period 2004-09-30
PVF CAPITAL CORP
filed 2004-11-09
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

YES [X]                     NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X]                     NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,037,363

(Class)	(Outstanding at November 5, 2004)

PVF CAPITAL CORP.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2004	June 30,
	unaudited	2004
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$12,076,868	$4,550,446
Interest bearing deposits	1,010,420	894,327
Federal funds sold	5,025,000	12,025,000

Total cash and cash equivalents	18,112,288	17,469,773
Securities held to maturity	27,500,000	27,500,000
Mortgage-backed securities held to maturity	35,195,634	36,779,289
Loans receivable held for sale, net	8,679,191	11,870,775
Loans receivable, net of allowance of $4,512,704 and $4,376,704	632,308,391	610,680,821
Office properties and equipment, net	14,305,335	13,888,392
Real estate owned, net	794,613	70,000
Federal Home Loan Bank stock	10,941,200	10,825,600
Prepaid expenses and other assets	26,272,541	26,602,759

Total Assets	$774,109,193	$755,687,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$512,419,285	$526,492,714
Short-term advances from the FHLBank	45,000,000	15,000,000
Long-term advances from the FHLBank	120,034,395	120,039,831
Notes payable	1,965,175	2,486,250
Subordinated debentures	10,000,000	10,000,000
Advances from borrowers for taxes and insurance	4,610,643	2,376,872
Accrued expenses and other liabilities	16,152,942	15,930,799

Total Liabilities	710,182,440	692,326,466
Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 7,422,235 and 7,420,045 shares issued, respectively	74,222	74,200
Additional paid-in-capital	58,397,051	58,378,089
Retained earnings	8,778,848	8,035,847
Treasury Stock, at cost 390,880 and 377,870 shares, respectively	(3,323,368)	(3,127,193)

Total Stockholders’ Equity	63,926,753	63,360,943

Total Liabilities and Stockholders’ Equity	$774,109,193	$755,687,409

See accompanying notes to consolidated financial statements

PART 1 FINANCIAL STATEMENTS
ITEM 1 FINANCIAL STATEMENTS

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Interest income
Loans	$9,296,982	$9,463,528
Mortgage-backed securities	419,760	443,442
Cash and securities	317,688	151,391

Total interest income	10,034,430	10,058,361

Interest expense
Deposits	2,885,550	2,930,179
Borrowings	1,538,537	1,380,711

Total interest expense	4,424,087	4,310,890

Net interest income	5,610,343	5,747,471
Provision for loan losses	136,000	100,000

Net interest income after provision for loan losses	5,474,343	5,647,471

Noninterest income
Service and other fees	197,214	146,646
Mortgage banking activities, net	318,790	2,673,247
Other, net	169,221	491,463

Total noninterest income	685,225	3,311,356

Noninterest expense
Compensation and benefits	2,441,032	2,506,396
Office properties and equipment	865,980	797,724
Other	1,017,028	1,233,925

Total noninterest expense	4,324,040	4,538,045

Income before federal income tax provision	1,835,528	4,420,782
Federal income tax provision	567,900	1,488,700

Net income	$1,267,628	$2,932,082

Basic earnings per share	$0.18	$0.42

Diluted earnings per share	$0.18	$0.41

Dividends declared per common share	$0.074	$0.067

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Operating Activities
Net Income	$1,267,628	$2,932,082
Adjustments to reconcile net income to net cash from operating activities
Depreciation	452,972	378,393
Provision for loan losses	136,000	100,000
Accretion of unearned discount and deferred loan origination fees, net	(254,433)	(311,349)
Gain on sale of loans, net	(297,301)	(3,116,285)
Gain on sale of real estate owned, net	0	(438,928)
Federal Home Loan Bank stock dividends	(115,600)	(104,729)
Change in accrued interest on investments, loans, and borrowings, net	(182,025)	(82,674)
Origination of loans receivable held for sale, net	(29,360,388)	(138,941,988)
Sale of loans receivable held for sale, net	32,495,530	157,201,320
Net change in other assets and other liabilities, net	3,274,602	(13,682,643)

Net cash from operating activities	7,416,985	3,933,199

Investing Activities
Loan repayments and originations, net	(22,233,750)	8,589,177
Repayment of mortgage-backed securities	1,583,655	1,113,239
Purchase of mortgage-backed securities held for investment	0	(39,853,303)
Disposals of real estate owned	0	888,928
Securities maturities	5,000,000	33,252
Securities purchased	(5,000,000)	0
Additions to office properties and equipment, net	(869,915)	(903,468)

Net cash from investing activities	(21,520,010)	(30,132,175)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	(4,071,015)	1,956,879
Net decrease in time deposits	(10,002,414)	(49,239,424)
Repayment of long-term Federal Home Loan Bank advances	(5,436)	(10,377)
Net increase in Federal Home Loan Bank advances	30,000,000	0
Net decrease in notes payable	(521,075)	(519,455)
Proceeds from exercise of stock options	18,984	4,488
Purchase of treasury stock	(196,175)	0
Cash dividend paid	(477,329)	(431,656)

Net cash from financing activities	14,745,540	(48,239,545)

Net decrease in cash and cash equivalents	642,515	(74,438,521)
Cash and cash equivalents at beginning of period	17,469,773	96,751,243

Cash and cash equivalents at end of period	$18,112,288	$22,312,722

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$4,410,175	$4,309,947
Cash payments of income taxes	$0	$3,070,000
Supplemental schedule of noncash investing activities:
Transfer to real estate owned	$724,613	$0

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

PVF CAPITAL CORP.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003
(Unaudited)

1.	The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2004 consolidated statement of financial condition which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2005. PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

Stock Compensation: Employee compensation expense under stock is reported using the intrinsic valuation method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation.”

	Three Months Ended
	September 30,
	2004	2003
Net Income as reported	$1,267,628	$2,932,082
Less: Pro forma compensation expense, net of tax	$25,034	$26,130

Pro forma net income	$1,242,594	$2,905,952

Basic earnings per share	$0.18	$0.42
Pro forma basic earnings per share	$0.18	$0.41
Diluted earnings per share	$0.18	$0.41
Pro forma diluted earnings per share	$0.17	$0.40

Part I Financial Information
Item 1

2.	The following table discloses earnings per share for the three months ended September 30, 2004 and September 30, 2003.

	Three months ended September 30,
	2004			2003
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$1,267,628	7,036,443	$0.18	$2,932,082	7,011,598	$0.42
Effect of Stock Options		177,469	$0.00		166,877	$0.01
Diluted EPS
Income available to common stockholders	$1,267,628	7,213,912	$0.18	$2,932,082	7,178,475	$0.41

3.	Mortgage Banking Activities: The Company services real estate loans for investors that are not included in the accompanying condensed consolidated financial statements. Mortgage servicing rights are established based on the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption “Prepaid expenses and other assets.”

	2004	2003
Servicing rights:
Beginning balance	$5,358,845	$4,655,182
Originated	353,743	2,144,654
Amortized	(437,349)	(1,520,923)

End of period	$5,275,239	$5,278,913

Valuation allowance:
Beginning balance	$—	$670,000
Reductions credited to expense	—	670,000

End of period	$—	$—

Mortgage banking activities, net consists of the following:

	Three Months Ended
	September 30,
	2004	2003
Mortgage loan servicing fees	$458,838	$407,616
Amortization and impairment of mortgage loan servicing fees	(437,349)	(850,654)
Gain on sales of loans	297,301	3,116,285

Mortgage banking activities, net	$318,790	$2,673,247

Part I Financial Information

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 2004 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation, a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and three other wholly-owned subsidiaries which are currently inactive.

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

FINANCIAL CONDITION

Consolidated assets of PVF were $774.1 million as of September 30, 2004, an increase of approximately $18.4 million, or 2.4%, as compared to June 30, 2004. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 8.89%, 10.48% and 11.12%, respectively, at September 30, 2004.

During the three months ended September 30, 2004, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $0.6 million, or 3.7%, as compared to June 30, 2004. The change in the Company’s cash and cash equivalents consisted of an increase in cash and interest-bearing deposits of $7.6 million and a decrease in federal funds sold of $7.0 million.

Part I Financial Information
Item 2

FINANCIAL CONDITION continued

The net $16.8 million, or 2.6%, increase in loans receivable, loans receivable held for sale, and mortgage-backed securities during the three months ended September 30, 2004, resulted from an increase in loans receivable of $21.6 million, and decreases in loans receivable held for sale and mortgage-backed securities of $3.2 million and $1.6 million, respectively. The increase of $21.6 million in loans receivable included increases of $8.3 million in construction loans, $5.7 million in land loans, $5.5 million in consumer loans, $3.8 million in single-family loans, $2.1 million in home equity line of credit loans and $0.1 million in multi-family loans. These increases were partially offset by decreases of $2.6 million in commercial real estate loans and $1.3 million in commercial equity line of credit loans. The decrease in loans receivable held for sale is the result of a decline in mortgage refinancing activity. The decrease in mortgage-backed securities resulted from payments received of $1.6 million. The loan activity for the quarter ended September 30, 2004 resulted in no material change to the overall composition of the portfolio.

As a result of management’s decision not to match market certificate of deposit rates, deposits decreased by $14.1 million, or 2.7%. This decrease in deposits was offset by an increase of $30.0 million, or 22.2%, in short-term advances from the Federal Home Loan Bank “FHLB.” The decrease in notes payable of $0.5 million, or 21.0%, is the result of payments made on notes payable.

The increase in real estate owned of $0.7 million is the result of three properties being added to the Bank’s real estate owned properties. The increase of $0.4 million in office properties and equipment is attributable to capital improvements to the investment in new computer equipment and software. The increase in advances from borrowers for taxes and insurance of $2.2 million is due to timing differences between the collection and payment of escrow funds.

The increase in advances of $30.0 million from the FHLB, the sale and repayment of loans receivable held for sale and mortgage-backed securities of $4.8 million, the increase in advances from borrowers for taxes and insurance of $2.2 million, and earnings of $1.3 million were used to fund the increase of $21.6 million in loans receivable, fund the decrease of $14.1 million in deposits, repay $0.5 million in notes payable, pay a cash dividend of $0.5 million, and fund the increase of $0.4 million in office properties and equipment.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS	Three months ended September 30, 2004 compared to the three months ended September 30, 2003.

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

The Company’s net income for the three months ended September 30, 2004 was $1,267,600. This represents a $1,664,500, or 56.8%, decrease when compared with the prior year comparable period. This decrease is primarily the result of a decline in refinancing activity that resulted in a decrease in income from mortgage banking activities in the current period, in addition to a gain on the sale of real estate owned in the prior period.

Net interest income for the three months ended September 30, 2004 decreased by $137,100, or 2.4%, as compared to the prior year comparable period, due to a decrease of $23,900, or 0.2%, in total interest income and an increase in total interest expense of $113,200, or 2.6%, from the prior year comparable period. The decrease in total interest income of $23,900 in the current period resulted from a decrease in the return on interest-earning assets of 22 basis points offset by an increase of $25.0 million in the average balances of interest-earning assets from the prior year comparable period. The increase in total interest expense of $113,200 in the current period resulted from a decrease of 14 basis points in the average cost of funds on interest-bearing liabilities offset by an increase in the average balances of interest-bearing liabilities of $50.8 million from the prior year comparable period. The Company’s net interest income decreased primarily because of an 8 basis point decrease in the Company’s interest-rate spread during the current period partially offset by balance sheet growth in both interest-earning assets and interest-bearing liabilities as compared to the prior year comparable period.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

For the three months ended September 30, 2004, a provision for loan losses of $136,000 was recorded, while a provision for loan losses of $100,000 was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended September 30, 2004, the Company experienced decreases in the level of non-accruing loans and classified assets of $1.3 million and $1.0 million, respectively. Despite decreases to non-accruing loans and classified assets, management determined it was necessary to record a provision for loan losses of $136,000 in the current period due to an increase in the total loan portfolio of $21.6 million and an increase in the recognition of specific loan losses in the current period. During the three months ended September 30, 2003, the Company experienced decreases in the level of non-accruing loans and classified assets of $0.4 million and $0.7 million, respectively. Despite a decrease in the loan portfolio of $17.1 million and decreases to non-accruing loans and classified assets, management determined it was necessary to record a provision for loan losses of $100,000 in the prior period due to an increase in the recognition of specific loan losses in the prior period. At June 30, 2004, the allowance for loan losses was $4.4 million, which represented 41.2% of non-performing loans and 0.71% of net loans. At September 30, 2004, the allowance for loan losses was $4.5 million, which represented 48.2% of non-performing loans and 0.71% of net loans.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

	At September 30,	June 30,
	2004	2004
	(Dollars in thousands)
Non-accruing loans (1):
Real estate	$9,369	$10,633

Accruing loans which are contractually past due 90 days or more:
Real estate	$1,079	$503

Total non-accrual and 90 days past due loans	$10,448	$11,136

Ratio of non-performing loans to total loans	1.63%	1.80%

Other non-performing assets (2)	$795	$70

Total non-performing assets	$11,243	$11,206

Total non-performing assets to total assets	1.45%	1.48%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and all loans greater than 90-days past due with a loan-to-value ratio greater than 65%. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

For the three months ended September 30, 2004, non-interest income decreased by $2,626,100, or 79.3%, from the prior year comparable period. The decrease was primarily the result of a decrease of $2,354,500, or 88.1%, in income from mortgage-banking activities that resulted from a decrease of $2,819,000 in profit on loan sales in the current period offset by an increase of $464,500 in loan servicing income. The reduction in profit on loan sales for the quarter is a result of a slowdown in refinancing activities during the current period. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

In addition, other income, net decreased by $322,200, or 65.6%, in the current period, primarily due to gains recognized on the sale of real estate owned in the prior period. Service and other fees increased by $50,600, or 34.5%, from the prior year comparable period, primarily due to increases in NOW account fee income in the current period.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

Non-interest expense for the three months ended September 30, 2004 decreased by $214,000, or 4.7%, from the prior year comparable period. This was primarily the result of a decrease in other non-interest expense of $216,900, or 17.6%, due primarily to decreases in advertising expense, costs for outside services, charitable contributions, postage and special mail, and stationery, printing and supplies. The decrease of $65,400, or 2.6%, in compensation and benefits is attributable to a decrease in accrued incentive bonuses. Office properties and equipment expense increased by $68,300, or 8.6%, primarily due to the opening of an additional new branch office along with increases in office rental expense.

The federal income tax provision for the three-month periods ended September 30, 2004 and September 30, 2003 was at an effective rate of 30.9% and 33.7%, respectively. The effective tax rate was lower for the period ended September 30, 2004 due to tax-exempt income earned on bank-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity measures its ability to generate adequate amounts of funds to meet cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, purchase securities, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments in a cost-effective manner.

Our primary source of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans, and advances from the Federal Home Loan Bank. While maturities and scheduled amortization on loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and local competition.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investment activities during any given period. Additional sources of funds include lines of credit available from the FHLB.

Management believes the Company maintains sufficient liquidity to meet its operational needs.

Part I Financial Information

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the Company’s interest rate risk position or any changes to how the Company manages its Asset/Liability position since June 30, 2004. This is attributable to the Company’s Asset/Liability Management policy of monitoring and matching the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities, while remaining short-term with the weighted average maturity and re-pricing periods.

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

Part II Other Information

Item 1. Legal Proceedings. N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	N/A

(b)	N/A

(c)	N/A

The following table illustrates the repurchase of the Company’s common stock during the period ended September 30, 2004:

			(c) Total
			Number of
			Shares
			Purchased as
			Part of	(d) Maximum Number
	(a) Total	(b)	Publicly	of Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1 through July 31, 2004	2,750	$14.64	2,750	290,587

August 1 through August 31, 2004	10,260	$15.20	10,260	280,327

September 1 through September 30,2004	—	—	—	—

Total	13,010	$15.08	13,010	280,327

In August 2002 the Company announced a stock repurchase program to acquire up to 5% of the Company’s common stock. This plan was renewed for an additional year in August 2003 and 2004. The plan is renewable on an annual basis and will expire in August 2005, if not renewed.

Item 3. Defaults Upon Senior Securities. N/A

Item 4. Submission of Matters to a Vote of Security Holders. N/A

Item 5. Other Information. N/A

Item 6. Exhibits

     The following exhibits are filed herewith:

23.1	Amended Consent of Crowe, Chizek and Company LLC

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.

(Registrant)

Date: November 8, 2004	/s/ C. Keith Swaney

C. Keith Swaney
President, Chief Operating
Officer and Treasurer
(Only authorized officer and
Principal Financial Officer)