Form 10-Q
period 2004-12-31
PVF CAPITAL CORP
filed 2005-02-08
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2004.

☐       Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

YES ☑	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,033,713

(Class)	(Outstanding at January 31, 2005)

PVF CAPITAL CORP.

Part I Financial Information

Item 1 Financial Statements

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2004	June 30,
	unaudited	2004
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$10,485,919	$4,550,446
Interest bearing deposits	1,936,700	894,327
Federal funds sold	5,025,000	12,025,000

Total cash and cash equivalents	17,447,619	17,469,773
Securities held to maturity (fair value of $47,535,300 and $27,399,975, respectively)	47,500,000	27,500,000
Mortgage-backed securities held to maturity (fair value of $33,466,315 and $35,390,465, respectively)	33,630,845	36,779,289
Loans receivable held for sale, net	10,418,306	11,870,775
Loans receivable, net of allowance of $4,391,204 and $4,376,704	641,214,201	610,680,821
Office properties and equipment, net	14,073,634	13,888,392
Real estate owned, net	311,613	70,000
Federal Home Loan Bank stock	11,058,000	10,825,600
Prepaid expenses and other assets	26,752,188	26,602,759

Total Assets	$802,406,406	$755,687,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$549,229,869	$526,492,714
Short-term advances from the Federal Home Loan Bank	33,000,000	15,000,000
Long-term advances from the Federal Home Loan Bank	120,028,877	120,039,831
Notes payable	1,444,100	2,486,250
Subordinated debentures	10,000,000	10,000,000
Advances from borrowers for taxes and insurance	8,815,944	2,376,872
Accrued expenses and other liabilities	15,127,488	15,930,799

Total Liabilities	737,646,278	692,326,466

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 7,430,193 and 7,420,045 shares issued, respectively	74,302	74,200
Additional paid-in-capital	58,406,980	58,378,089
Retained earnings	9,680,227	8,035,847

Treasury Stock, at cost 396,480 and 377,870 shares, respectively	(3,401,381)	(3,127,193)

Total Stockholders’ Equity	64,760,128	63,360,943

Total Liabilities and Stockholders’ Equity	$802,406,406	$755,687,409

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Interest income
Loans	$9,668,561	$9,220,741	$18,965,543	$18,684,269
Mortgage-backed securities	408,450	489,656	828,210	933,098
Cash and securities	441,798	119,349	759,486	270,740

Total interest income	10,518,809	9,829,746	20,553,239	19,888,107

Interest expense
Deposits	3,085,540	2,720,009	5,971,090	5,650,188
Borrowings	1,651,115	1,357,694	3,189,652	2,738,405

Total interest expense	4,736,655	4,077,703	9,160,742	8,388,593

Net interest income	5,782,154	5,752,043	11,392,497	11,499,514

Provision for loan losses	—	192,000	136,000	292,000

Net interest income after provision for loan losses	5,782,154	5,560,043	11,256,497	11,207,514

Noninterest income, net
Service and other fees	170,770	157,564	367,984	304,210
Mortgage banking activities, net	344,505	604,707	663,295	3,277,954
Other, net	343,947	105,506	513,168	596,969

Total noninterest income, net	859,222	867,777	1,544,447	4,179,133

Noninterest expense
Compensation and benefits	2,616,568	2,346,503	5,057,600	4,852,899
Office occupancy and equipment	869,502	806,681	1,735,482	1,604,405
Other	1,091,282	1,208,498	2,108,310	2,442,423

Total noninterest expense	4,577,352	4,361,682	8,901,392	8,899,727

Income before federal income tax provision	2,064,024	2,066,138	3,899,552	6,486,920

Federal income tax provision	642,000	716,400	1,209,900	2,205,100

Net income	$1,422,024	$1,349,738	$2,689,652	$4,281,820

Basic earnings per share	$0.20	$0.19	$0.38	$0.61

Diluted earnings per share	$0.20	$0.19	$0.37	$0.60

Dividends declared per common share	$0.074	$0.067	$0.148	$0.202

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
Operating Activities
Net income	$2,689,652	$4,281,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	917,732	791,822
Provision for losses on loans	136,000	292,000
Accretion of deferred loan origination fees, net	(526,539)	(610,458)
Gain on sale of loans receivable held for sale, net	(600,070)	(3,716,289)
Gain on disposal of real estate owned, net	(165,575)	(488,839)
Federal Home Loan Bank stock dividends	(232,400)	(210,519)
Change in accrued interest on investments, loans, and borrowings, net	(264,450)	(174,517)
Origination of loans receivable held for sale, net	(61,926,713)	(177,798,831)
Sale of loans receivable held for sale, net	63,296,360	205,194,781
Net change in other assets and other liabilities	6,386,375	(10,697,920)

Net cash from operating activities	9,710,372	16,863,050

Investing Activities
Loan repayments and originations, net	(30,953,740)	(16,446,471)
Repayment of mortgage-backed securities	3,148,444	2,321,626
Purchase of mortgage-backed securities held for investment	0	(39,853,303)
Proceeds from sale of real estate owned	734,861	937,704
Securities purchased	(25,000,000)	0
Maturities of securities held to maturity	5,000,000	33,252
Additions to office properties and equipment, net	(1,102,974)	(1,802,394)

Net cash used in investing activities	(48,173,409)	(54,809,586)

Financing activities
Net decrease in demand deposits, NOW, and passbook savings	(3,252,239)	(1,858,010)
Net increase (decrease) in time deposits	25,989,394	(49,312,275)
Repayment of long-term Federal Home Loan Bank advances	(10,954)	(20,910)
Net increase in short-term Federal Home Loan Bank advances	18,000,000	2,000,000
Net decrease in notes payable	(1,042,150)	(1,038,910)
Purchase of treasury stock	(274,188)	0
Proceeds from exercise of stock options	28,993	30,617
Cash dividend paid	(997,973)	(903,771)

Net cash from financing activities	38,440,883	(51,103,259)

Net increase (decrease) in cash and cash equivalents	(22,154)	(89,049,795)

Cash and cash equivalents at beginning of period	17,469,773	96,751,243

Cash and cash equivalents at end of period	$17,447,619	$7,701,448

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$9,140,556	$8,393,834
Cash payments of income taxes	$995,000	$1,760,000

Transfer to real estate owned	$810,899	$0

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003
(Unaudited)

1. The accompanying condensed consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2004 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2005. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income as reported	$1,422,024	$1,349,738	$2,689,652	$4,281,820

Less: Pro forma compensation expense, net of tax	$36,210	$23,383	$64,197	$49,513

Pro forma net income	$1,385,814	$1,326,355	$2,625,455	$4,232,307

Basic earnings per share	$0.20	$0.19	$0.38	$0.61

Pro forma basic earnings per share	$0.20	$0.19	$0.37	$0.60

Diluted earnings per share	$0.20	$0.19	$0.37	$0.60

Pro forma diluted earnings per share	$0.19	$0.18	$0.36	$0.59

Part I Financial Information
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date for options awarded in fiscal year 2005 and 2004.

	Three and six months ended
	December 31,
	2004	2003
Risk-free interest rate	3.75%	3.76%
Expected option life	7 years	7 years
Expected stock price volatility	29.29%	29.78%
Dividend yield	2.21%	1.99%
Weighted average fair value	$3.93	$4.06

2. The following table discloses earnings per share for the three and six months ended December 31, 2004 and December 31, 2003.

	Three months ended December 31,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Net Income	$1,422,024	7,034,048	$0.20	$1,349,738	7,017,909	$0.19

Effect of Stock Options		159,081	0.00		174,536	0.00

Diluted EPS
Net Income	$1,422,024	7,193,129	$0.20	$1,349,738	7,192,445	$0.19

	Six months ended December 31,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Net Income	$2,689,652	7,035,801	$0.38	$4,281,820	7,015,156	$0.61

Effect of Stock Options		168,275	(0.01)		170,706	(0.01)

Diluted EPS
Net Income	$2,689,652	7,204,076	$0.37	$4,281,820	7,185,862	$0.60

There were 14,700 and 7,000 options not considered in the diluted Earnings Per Share calculation for the three- and six-month periods ended December 31, 2004 and 2003, respectively, because they were anti-dilutive.

Part I Financial Information
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued

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

	December 31,
	2004	2003
Servicing rights:
Beginning of period	$5,358,845	$4,655,182
Additions	682,892	2,643,810
Amortized to expense	(869,745)	(1,963,212)

End of period	$5,171,992	$5,335,780

Valuation allowance:
Beginning of period	$0	$670,000
Reductions credited to expense	0	(670,000)

End of period	$0	$0

 Mortgage banking activities, net consist of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Mortgage loan servicing fees	$474,132	$447,260	$932,970	$854,877

Amortization and impairment of mortgage loan servicing fees	$(432,396)	$(442,289)	$(869,745)	$(1,293,212)

Gain on sales of loans	$302,769	$599,736	$600,070	$3,716,289

Mortgage banking activities, net	$344,505	$604,707	$663,295	$3,277,954

Part I Financial Information
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and six-month periods ended December 31, 2004 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., a wholly-owned and currently inactive subsidiary.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company”s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Consolidated assets of PVF were $802.4 million as of December 31, 2004, an increase of approximately $46.7 million, or 6.2%, as compared to June 30, 2004. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 8.75%, 10.41%, and 11.01%, respectively, at December 31, 2004.

During the six months ended December 31, 2004, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits, and federal funds sold, remained at approximately $17.5 million, as compared to June 30, 2004. The change in the composition of the Company’s cash and cash equivalents consisted of an increase in cash and interest-bearing deposits of $7.0 million and a decrease in federal funds sold of $7.0 million. The net $25.9 million, or 3.9%, increase in loans receivable, loans receivable held for sale, and mortgage-backed securities during the six months ended December 31, 2004, resulted from an increase in loans receivable of $30.5 million, a decrease in loans receivable held for sale of $1.5 million, and a

Part I Financial Information
Item 2

FINANCIAL CONDITION continued

decrease in mortgage-backed securities of $3.1 million. The increase of $30.5 million in loans receivable held for investment included increases of $9.8 million in home equity line of credit loans, $9.3 million in land loans, $9.2 million in one-to-four family and commercial construction loans, $8.6 million in one-to-four family residential loans, $1.8 million in non real-estate loans, and $1.7 million in multi-family loans, offset by decreases of $3.5 million in commercial line of credit loans and $6.4 million in commercial real estate loans. The decrease of $3.1 million in mortgage-backed securities resulted from principal payments received. The decrease of $1.5 million in loans receivable held for sale is attributable to the continued slowdown in refinancing activity resulting from rising interest rates during the period.

The increase of $20.0 million in securities held to maturity resulted from the purchase of $25.0 million in Federal Home Loan Bank agency securities and the maturity of $5.0 million in agency securities.

Management’s decision to attract new certificates of deposit by offering competitive market rates resulted in an increase of $22.7 million, or 4.3%, in deposits. The decrease in notes payable of $1.0 million, or 41.9%, is the result of principal payments made on notes payable. Advances increased by $18.0 million, or 13.3%, as a result of short-term borrowings from the Federal Home Loan Bank of Cincinnati. The increase in advances from borrowers for taxes and insurance of $6.4 million is attributable to timing differences between the collection and payment of taxes and insurance. The decrease in accrued expenses and other liabilities of $0.8 million, or 5.0%, is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

Proceeds from the increase in deposits of $22.7 million, the increase in advances of $18.0 million, the increase in advances from borrowers for tax and insurance of $6.4 million, the maturity of $5.0 million in securities, and earnings of $2.7 million, were used to fund the net increase of $25.9 million in loans receivable, loans receivable held for sale, and mortgage-backed securities, purchase $25.0 million in securities, repay $1.0 million in notes payable, pay cash dividends of $1.0 million, purchase treasury stock of $0.3 million, and fund the decrease in accrued expenses and other liabilities of $0.8 million.

RESULTS OF OPERATIONS	Three months ended December 31, 2004,
compared to three months ended
December 31, 2003.

PVF’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net interest income also includes accretion of loan origination fees, net of origination costs.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

PVF’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. In addition, net income is affected by the level of operating expenses and loan loss provisions.

The Company’s net income for the three months ended December 31, 2004 was $1,422,000 as compared to $1,349,700 for the prior year comparable period. This represents an increase of $72,300, or 5.4%, when compared with the prior year comparable period.

Net interest income for the three months ended December 31, 2004 increased by $30,100, or 0.5%, as compared to the prior year comparable period. This resulted from an increase of $689,100, or 7.0%, in interest income and an increase of $659,000, or 16.2%, in interest expense. The increase in interest income resulted primarily from an increase of $82.7 million in the average balance of interest-earning assets in the current period. The increase in the average balance of interest-earning assets was partially offset by a decrease of 9 basis points in the return on interest-earning assets and resulted in an overall increase to interest income of $689,100 in the current period. The average balance on interest-bearing liabilities increased by $94.5 million, while the average cost of funds on interest-bearing liabilities decreased by 2 basis points in the current period. This resulted in an overall increase in interest expense of $659,000. The Company’s net interest income increased by $30,100 due to an increase in the average balances of both interest-earning assets and interest-bearing liabilities offset partially by a decrease of 7 basis points in the Company’s interest-rate spread during the current period as compared to the prior year comparable period.

For the three months ended December 31, 2004, no provision for loan losses was recorded, while a provision for loan losses of $192,000 was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses. During the three months ended December 31, 2004, management determined it was not necessary to record a provision for loan losses in the current period due to a decrease to classified assets. During the three months ended December 31, 2003, the Company experienced an increase in loans held for investment of $24.9 million and an increase in the level of non-accruing loans of $1.3 million. Due to the increase in loans held for investment along with an

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

increase in the level of non-accruing loans and recognition of specific loan losses, management determined it was necessary to record a provision for loan losses of $192,000 in the prior period. At June 30, 2004, the allowance for loan losses was $4.4 million, which represented 41.2% of non-accruing loans and 0.71% of net loans. At December 31, 2004, the allowance for loan losses was $4.4 million, which represented 40.7% of non-accruing loans and 0.68% of net loans.

	December 31,	June 30,
	2004	2004
	(Dollars in thousands)
Non-accruing loans (1):
Real estate	$10,789	$10,633
Accruing loans which are contractually past due 90 days or more:
Real estate	$1,275	$503

Total non-accrual and 90 days past due loans	$12,064	$11,136

Ratio of non-performing loans to total loans	1.86%	1.80%

Other non-performing assets (2)	$312	$70

Total non-performing assets	$12,376	$11,206

Total non-performing assets to total assets	1.54%	1.48%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and all loans greater than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.
(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

For the three months ended December 31, 2004, non-interest income decreased by $8,600, or 1.0%, from the prior year comparable period. This resulted primarily from a decrease of $260,200, or 43.0%, in mortgage-banking activities that resulted from a decrease of $297,200 in profit on loan sales in the current period offset by an increase of $37,000 in loan servicing income. The increase in loan servicing income is attributable to an increase in the volume of loans serviced for others along with a slowdown in the amortization of mortgage loan servicing rights that resulted from increasing market interest rates and decreased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The origination of these types of loans has slowed in current periods.

In addition, service and other fees increased by $13,200, or 8.4%, primarily due to increases in NOW account and late charge fee income. Other non-interest income, net, increased by $238,400, or 226.0%, in the current

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

period primarily due to gains on real estate owned and the Bank’s investment in bank-owned life insurance (“BOLI”).

Non-interest expense for the three months ended December 31, 2004 increased by $215,700, or 4.9%, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $270,100, or 11.5%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased $62,800, or 7.8%, due to the operation of one additional branch office along with increases in office rental expenses. Other non-interest expense decreased $117,200, or 9.7%, as the result of decreases in outside services, stationery, printing and supplies, and legal fees.

The federal income tax provision for the three-month period ended December 31, 2004 decreased to an effective rate of 31.1% for the current period from an effective rate of 34.7% for the prior year comparable period. The effective tax rate was lower for the period ended December 31, 2004 due to tax-exempt income earned on BOLI.

RESULTS OF OPERATIONS	Six months ended December 31, 2004,
compared to six months ended December 31, 2003.

The Company’s net income for the six months ended December 31, 2004 was $2,689,600 as compared to $4,281,800 for the prior year comparable period. This represents a decrease of $1,592,200, or 37.2%, when compared with the prior year comparable period.

Net interest income for the six months ended December 31, 2004 decreased by $107,000, or 0.9%, due to an increase of $665,100, or 3.3%, in interest income and a $772,100, or 9.2%, increase in interest expense. The increase in interest income resulted primarily from an increase of $53.8 million in the average balance of interest-earning assets in the current period. The increase in the average balance of interest-earning assets was offset by a decrease of 15 basis points in the return on interest-earning assets and resulted in an overall increase to interest income of $665,100 in the current period. The average balance of interest-bearing liabilities increased by $76.4 million, while the average cost of funds on interest-bearing liabilities decreased by 8 basis points in the current period, resulting in an overall increase in interest expense of $772,100. The Company’s net interest income decreased by $107,000 due to a decrease of 7 basis points in the Company’s interest-rate spread during the current period as compared to the prior year comparable period.

For the six months ended December 31, 2004, a provision for loan losses of $136,000 was recorded, while a provision for loan losses of $292,000 was recorded in the prior year comparable period. During the six months ended December 31, 2004, the Company experienced an increase in loans receivable held for investment of $30.5 million. In addition, the level of non-accruing loans increased by $156,000 and the level of classified assets decreased by $1.5 million. Management determined it was necessary to record a provision for loan losses in the current period due to increases in loans receivable

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

held for investment, specific loan loss allocations, and non-accruing loans. During the six months ended December 31, 2003, the Company experienced an increase in loans held for investment of $17.1 million and an increase in the level of non-accruing loans of $1.5 million. Due to the increase in loans receivable held for investment along with an increase in the level of non-accruing loans and recognition of specific loan losses, management determined it was necessary to record a provision for loan losses of $292,000 in the prior period.

For the six months ended December 31, 2004, non-interest income decreased by $2,634,700, or 63.0%, from the prior year comparable period. This resulted primarily from a decrease of $2,614,700, or 79.8%, in mortgage-banking activities that resulted from a decrease of $3,116,200 in profit on loan sales in the current period offset by an increase of $501,500 in loan servicing income. The increase in loan servicing income is attributable to a decrease in the amortization of mortgage loan servicing rights that resulted from a slowdown in prepayment speed on loans serviced for others.

In addition, other non-interest income, net, decreased by $83,800, or 14.0%, in the current period primarily due to decreased gains on the sale of real estate owned. Service and other fees increased by $63,800, or 21.0%, primarily due to increases in savings and NOW account fee income and late charge fee income.

Non-interest expense for the six months ended December 31, 2004 increased by $1,700, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $204,700, or 4.2%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased by $131,100, or 8.2%, due to the operation of one additional branch office along with increases in office rental expenses. Other non-interest expense decreased by $334,100, or 13.7%, primarily as the result of decreases in advertising, outside services, stationery, printing and supplies, and charitable contributions.

The federal income tax provision for the six-month period ended December 31, 2004 decreased to an effective rate of 31.0% for the current period from an effective rate of 34.0% for the prior year comparable period. The effective tax rate was lower for the period ended December 31, 2004 due to tax-exempt income earned on BOLI.

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

Our primary source of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans, and advances from the Federal Home Loan Bank of Cincinnati (“FHLB”). While maturities and scheduled

Part I Financial Information
Item 2

LIQUIDITY AND CAPITAL RESOURCES continued

amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and local competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. Additional sources of funds include lines of credit available from the FHLB.

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

Part II Other Information

Item 1.	Legal Proceedings. N/A

Item 2.	Unregistered sale of Equity Securities and Use of Proceeds.
	(a) (b)	N/A N/A
	(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended December 31, 2004:

			(c) Total
			Number of
			Shares
			Purchased as
	(a) Total		Part of	(d) Maximum Number of
	Number of	(b) Average	Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
October 1 through October 31, 2004	800	$13.16	800	279,527
November 1 through November 30, 2004	4,000	$14.10	4,000	275,527
December 1 through December 31,2004	800	$14.50	800	274,727
Total	5,600	$14.02	5,600

In August 2002, the Company announced a stock repurchase program to acquire up to 5% of the Company’s common stock. This plan was renewed for an additional year in August 2003 and 2004. The plan is renewable on an annual basis and will expire in August 2005, if not renewed.

Item 3. Defaults Upon Senior Securities. N/A

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on October 18, 2004. A total of 6,191,827 shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.

Part II Other Information
Item 4. continued

Stockholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:

	Votes in Favor
Nominee	of election	Votes Withheld
Robert K. Healey	6,023,244	168,583

Stuart D. Neidus	6,088,149	103,678

C. Keith Swaney	6,087,674	104,153

Gerald A. Fallon	6,018,011	173,816

The following directors continued in office with terms ending October 2005.

John R. Male

Stanley T. Jaros

Raymond J. Negrelli

Ronald D. Holman, II

Proposal to ratify the appointment of Crowe Chizek and Company LLC as independent certified public accountants of the Company for the fiscal year ending June 30, 2005.

Votes For	Votes against	Abstain	Not Voting
6,129,139	23,338	39,350	-0-

Item 5.	Other Information. N/A

Item 6.	(a)	Exhibits

The following exhibits are filed herewith:
31.1 Rule 13a-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a) Certification of Chief Financial Officer
32 Section 1350 Certification

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)
Date: February 7, 2005	/s/ C. Keith Swaney
C. Keith Swaney
President, Chief Operating Officer and Treasurer (Only authorized officer and Principal Financial Officer)