Form 10-Q
period 2005-03-31
PVF CAPITAL CORP
filed 2005-05-10
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number	0-24948

PVF Capital Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1659805

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30000 Aurora Road, Solon, Ohio	44139

(Address of principal executive offices)	(Zip Code)

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

YES ☑                    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑                    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,027,280

(Class)	(Outstanding at April 30, 2005)

PVF CAPITAL CORP.

Part I Financial Information
Item 1 FINANCIAL STATEMENTS

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	June 30,
ASSETS	2005	2004
	unaudited

Cash and cash equivalents:
Cash and amounts due from depository institutions	$4,106,988	$4,550,446
Interest bearing deposits	1,684,369	894,327
Federal funds sold	3,035,000	12,025,000

Total cash and cash equivalents	8,826,357	17,469,773
Securities held to maturity	57,500,000	27,500,000
Mortgage-backed securities held to maturity	33,198,066	36,779,289
Loans receivable held for sale, net	11,534,642	11,870,775
Loans receivable, net of allowance of $4,451,204 and $4,376,704	647,066,781	610,680,821
Office properties and equipment, net	13,844,785	13,888,392
Real estate owned, net	1,322,239	70,000
Federal Home Loan Bank stock	11,180,600	10,825,600
Prepaid expenses and other assets	27,393,934	26,602,759

Total Assets	$811,867,404	$755,687,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$542,330,645	$526,492,714
Short-term advances from the Federal Home Loan Bank	$53,000,000	$15,000,000
Long-term advances from the Federal Home Loan Bank	120,015,905	120,039,831
Notes payable	1,423,025	2,486,250
Subordinated debentures	10,000,000	10,000,000
Advances from borrowers for taxes and insurance	4,773,308	2,376,872
Accrued expenses and other liabilities	14,867,400	15,930,799

Total Liabilities	746,410,283	692,326,466

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 7,430,193 and 7,420,045 shares issued, respectively	74,302	74,200
Additional paid-in-capital	58,406,980	58,378,089
Retained earnings	10,477,403	8,035,847
Treasury Stock, at cost, 403,980 and 377,870 shares, respectively	(3,501,564)	(3,127,193)

Total Stockholders’ Equity	65,457,121	63,360,943

Total Liabilities and Stockholders’ Equity	$811,867,404	$755,687,409

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 FINANCIAL STATEMENTS

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Interest income
Loans	$9,908,600	$8,971,243	$28,874,143	$27,655,512
Mortgage-backed securities	393,274	477,430	1,221,484	1,410,528
Cash and securities	638,764	127,664	1,398,250	398,404

Total interest income	10,940,638	9,576,337	31,493,877	29,464,444

Interest expense
Deposits	3,365,977	2,756,733	9,337,067	8,406,921
Borrowings	1,737,134	1,339,912	4,926,786	4,078,317

Total interest expense	5,103,111	4,096,645	14,263,853	12,485,238

Net interest income	5,837,527	5,479,692	17,230,024	16,979,206

Provision for loan losses	75,000	140,300	211,000	432,300

Net interest income after provision for loan losses	5,762,527	5,339,392	17,019,024	16,546,906

Noninterest income, net
Service and other fees	216,527	132,458	584,511	436,668
Mortgage banking activities, net	210,688	638,512	873,983	3,916,466
Other, net	512,125	65,963	1,025,293	662,932

Total noninterest income, net	939,340	836,933	2,483,787	5,016,066

Noninterest expense
Compensation and benefits	2,797,166	2,393,752	7,854,766	7,246,651
Office occupancy and equipment	850,192	845,902	2,585,674	2,450,307
Other	1,139,124	1,185,288	3,247,434	3,627,711

Total noninterest expense	4,786,482	4,424,942	13,687,874	13,324,669

Income before federal income tax provision	1,915,385	1,751,383	5,814,937	8,238,303

Federal income tax provision	602,526	565,649	1,812,426	2,770,749

Net income	$1,312,859	$1,185,734	$4,002,511	$5,467,554

Basic earnings per share	$0.19	$0.17	$0.57	$0.78

Diluted earnings per share	$0.18	$0.16	$0.56	$0.76

Dividends declared per common share	$0.074	$0.067	$0.222	$0.269

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 FINANCIAL STATEMENTS

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Operating Activities
Net income	$4,002,511	$5,467,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,370,459	1,219,509
Provision for losses on loans	211,000	432,300
Accretion of deferred loan origination fees, net	(657,556)	(844,866)
Gain on sale of loans receivable held for sale, net	(891,474)	(4,362,111)
Mortgage banking provision	182,000	0
Gain on disposal of real estate owned, net	(165,575)	(488,839)
Federal Home Loan Bank stock dividends	(355,000)	(316,059)
Change in accrued interest on investments, loans, and borrowings, net	(303,990)	(23,194)
Origination of loans receivable held for sale, net	(93,271,903)	(220,892,440)
Sale of loans receivable held for sale, net	93,332,237	246,458,057
Net change in other assets and other liabilities	1,784,825	(13,595,176)

Net cash from operating activities	5,237,534	13,054,735

Investing Activities
Loan repayments and originations, net	(38,255,915)	(17,851,940)
Repayment of mortgage-backed securities	4,633,633	3,501,125
Purchase of mortgage-backed securities held to maturity	(1,052,410)	(39,853,303)
Proceeds from sale of real estate owned	1,229,847	937,704
Purchases of securities held to maturity	(35,000,000)	(10,001,930)
Maturities of securities held to maturity	5,000,000	33,252
Additions to office properties and equipment, net	(1,326,852)	(3,246,272)
Acquisition of bank-owned life insurance	0	(15,000,000)

Net cash used in investing activities	(64,771,697)	(81,481,364)

Financing activities
Net decrease in demand deposits, NOW, and passbook savings	(1,328,961)	(7,142,093)
Net increase in time deposits	17,166,892	17,432,874
Repayment of long-term Federal Home Loan Bank advances	(23,926)	(78,034)
Net increase in short-term Federal Home Loan Bank advances	38,000,000	0
Net decrease in notes payable	(1,063,225)	(3,308,365)
Purchase of treasury stock	(374,371)	0
Proceeds from exercise of stock options	28,993	51,543
Cash dividend paid	(1,514,655)	(1,368,468)

Net cash from financing activities	50,890,747	5,587,457

Net increase (decrease) in cash and cash equivalents	(8,643,416)	(62,839,172)
Cash and cash equivalents at beginning of period	17,469,773	96,751,243

Cash and cash equivalents at end of period	$8,826,357	$33,912,071

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$14,166,657	$12,489,008
Cash payments of income taxes	$1,455,000	$2,385,000
Transfer to real estate owned	$2,316,511	$270,000

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004
(Unaudited)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2004 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2005. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operation of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.

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

	Three months ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net Income as reported	$1,312,859	$1,185,734	$4,002,511	$5,467,554

Less: Pro forma compensation expense, net of tax	$36,210	$25,034	$100,407	$74,547

Pro forma net income	$1,276,649	$1,160,700	$3,902,104	$5,393,007

Basic earnings per share	$0.19	$0.17	$0.57	$0.78

Pro forma basic earnings per share	$0.18	$0.17	$0.56	$0.77

Diluted earnings per share	$0.18	$0.16	$0.56	$0.76

Pro forma diluted earnings per share	$0.18	$0.16	$0.54	$0.75

Part I Financial Information
Item 1

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date for options awarded in fiscal year 2005 and 2004.

	Nine months
	ended
	March 31,
	2005	2004

Risk-free interest rate	3.75%	3.76%

Expected option life	7 years	7 years

Expected stock price volatility	29.29%	29.78%

Dividend yield	2.21%	1.99%

Weighted average fair value	$3.93	$4.06

2. The following table discloses Earnings Per Share for the three and nine months ended March 31, 2005 and March 31, 2004.

	Three months ended March 31,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS Net Income	$1,312,859	7,029,088	$0.19	$1,185,734	7,025,025	$0.17

Effect of Stock Options		149,118	0.01		178,008	0.01

Diluted EPS Net Income	$1,312,859	7,178,206	$0.18	$1,185,734	7,203,033	$0.16

	Nine months ended March 31,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS Net Income	$4,002,511	7,033,325	$0.57	$5,467,554	7,018,396	$0.78

Effect of Stock Options		161,889	0.01		173,140	0.02

Diluted EPS Net Income	$4,002,511	7,195,214	$0.56	$5,467,554	7,191,536	$0.76

There were 81,760 and 7,000 options not considered in the diluted Earnings Per Share calculation for the three- and nine-month periods ended March 31, 2005 and 7,700 in options not considered in the diluted earnings calculation for the three- and nine-month period ending March 31, 2004, respectively, because they were anti-dilutive.

Part I Financial Information
Item 1

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

	2005	2004
Servicing rights:
Beginning of period	$5,358,845	$4,655,182
Additions	985,273	3,063,299
Amortized to expense	(1,256,840)	(2,420,329)

End of period	$5,087,278	$5,298,152

Valuation allowance:
Beginning of period	$0	$670,000
Reductions credited to expense	0	(670,000)

End of period	$0	$0

Mortgage banking activities, net consist of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Mortgage loan servicing fees	$488,379	$449,807	$1,421,349	$1,304,684

Amortization and impairment of mortgage loan servicing fees	$(387,095)	$(457,117)	$(1,256,840)	$(1,750,329)

Gain on sales of loans	$109,404	$645,822	$709,474	$4,362,111

Mortgage banking activities, net	$210,688	$638,512	$873,983	$3,916,466

Part I Financial Information
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month and nine-month periods ended March 31, 2005 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., PVF Community Development, and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.

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

FINANCIAL CONDITION

Consolidated assets of PVF were $811.9 million as of March 31, 2005, an increase of approximately $56.2 million, or 7.4%, as compared to June 30, 2004. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 8.86%, 10.50% and 11.10%, respectively at March 31, 2005.

During the nine months ended March 31, 2005, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $8.6 million, or 49.5%, as compared to June 30, 2004. The change in the Company’s cash and cash equivalents consisted of decreases in interest-bearing deposits and federal funds sold of $8.2 million and a decrease in cash of $0.4 million.

Part I Financial Information
Item 2

FINANCIAL CONDITION continued

The net $32.5 million, or 4.9%, increase in loans receivable, loans receivable held for sale and mortgage-backed securities during the nine months ended March 31, 2005, resulted from an increase in loans receivable of $36.4 million and decreases of $3.6 million and $0.3 million in mortgage-backed securities and loans receivable held for sale, respectively. The increase of $36.4 million in loans receivable included increases of $14.6 million in single-family mortgage loans, $15.3 million in construction loans, $12.3 million in home equity line of credit loans, $8.9 million in land loans and $1.7 million in non-real estate loans. These increases were offset by decreases of $7.3 million in commercial line of credit loans, $6.2 million in commercial real estate loans and $2.9 million in multi-family loans. The decrease of $3.6 million in mortgage-backed securities resulted from the purchase of $1.0 million in mortgage-backed securities less payments received of $4.6 million.

Securities increased by $30.0 million as a result of the purchase of $35.0 million in Federal Home Loan Bank agency securities and the maturity of $5.0 million in agency securities. The increase in real estate owned of $1.3 million resulted from the Company’s acquisition of one single-family and one commercial real estate property during the period.

Management’s decision to attract new certificates of deposit by offering competitive market rates resulted in an increase of $15.8 million, or 3.0%, in deposits. Advances increased by $38.0 million, or 28.1%, as a result of short-term borrowings from the Federal Home Loan Bank of Cincinnati. The decrease in notes payable of $1.1 million, or 42.8%, is the result of principal payments made on notes payable. The increase in advances from borrowers for taxes and insurance of $2.4 million is attributable to timing differences between the collection and payment of taxes and insurance. The decrease in accrued expenses and other liabilities of $1.1 million, or 6.7%, is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

The decrease in cash and cash equivalents of $8.6 million, proceeds from the increase in deposits of $15.8 million, the increase in advances of $38.0 million, the increase in advances from borrowers for tax and insurance of $2.4 million, the maturity of $5.0 million in securities, and earnings of $4.0 million were used to fund the net increase of $32.5 million in loans receivable, loans receivable held for sale, and mortgage-backed securities, purchase $35.0 million in securities, purchase FHLB stock of $0.4 million, repay $1.1 million in notes payable, pay cash dividends of $1.5 million, purchase treasury stock of $0.4 million, and fund the decrease in accrued expenses and other liabilities of $1.1 million, and the increases in real estate owned of $1.3 million and prepaid expenses and other assets of $0.8 million.

RESULTS OF OPERATIONS	Three months ended March 31, 2005,
compared to three months ended
March 31, 2004.

PVF’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

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

The Company’s net income for the three months ended March 31, 2005 was $1,312,900 as compared to $1,185,800 for the prior year comparable period. This represents an increase of $127,100, or 10.7%, when compared with the prior year comparable period.

Net interest income for the three months ended March 31, 2005 increased by $357,800, or 6.5%, as compared to the prior year comparable period. This resulted from an increase of $1,364,300, or 14.2%, in interest income offset by an increase of $1,006,500, or 24.6%, in interest expense. The increase in interest income resulted primarily from an increase of $87.7 million in the average balance of interest-earning assets in the current period. The increase in the average balance of interest-earning assets along with an increase of 9 basis points in the return on interest-earning assets resulted in an overall increase to interest income of $1,364,300 in the current period. The average balance on interest-bearing liabilities increased by $88.2 million, while the average cost of funds on interest-bearing liabilities increased by 22 basis points in the current period. This resulted in an overall increase in interest expense of $1,006,500. The Company’s net interest income increased by $357,800 due to an increase in the average balances of both interest-earning assets and interest-bearing liabilities offset partially by a decrease of 13 basis points in the Company’s interest-rate spread during the current period as compared to the prior year comparable period.

For the three months ended March 31, 2005, a provision for loan losses of $75,000 was recorded, while a provision for loan losses of $140,300 was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, and actual loan losses incurred by the Company, management establishes an appropriate

Part I Financial Information
Item 2

RESULTS OF OPERARTIONS continued

reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.

During the three months ended March 31, 2005, the Company experienced an increase in loans held for investment of $5.8 million, increases in the level of non-accruing loans and classified assets of $0.5 million and $1.1 million, respectively, and had $15,000 in loans charged off. Due to the increase in loans held for investment and increases in non-accruing loans and classified assets, along with loans charged off during the period, management determined it was necessary to record a provision for loan losses of $75,000 in the current period. During the three months ended March 31, 2004, the Company experienced an increase in loans held for investment of $1.4 million, increases in the level of non-accruing loans and classified assets of $1.5 million each, and had $108,000 in loans charged off. Due to an increase in loans held for investment and increases in non-accruing loans and classified assets, along with loans charged off during the period, management determined it was necessary to record a provision for loan losses of $140,300 in the prior period. At June 30, 2004, the allowance for loan losses was $4.4 million, which represented 41.2% of non-accruing loans and 0.71% of net loans. At March 31, 2005, the allowance for loan losses was $4.5 million, which represented 39.4% of non-performing loans and 0.68% of net loans.

	March 31,	June 30,
	2005	2004
	(Dollars in thousands)
Non-accruing loans (1):
Real estate	$11,289	$10,633

Accruing loans which are contractually past due 90 days or more:
Real estate	$0	$503

Total non-accrual and 90 days past due loans	$11,289	$11,136

Ratio of non-performing loans to total loans and mortgage-backed securities	1.63%	1.80%

Other non-performing assets (2)	$1,322	$70

Total non-performing assets	$12,611	$11,206

Total non-performing assets to total assets	1.55%	1.48%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and all loans greater than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

For the three months ended March 31, 2005, non-interest income increased by $102,400, or 12.2%, from the prior year comparable period. This resulted primarily from an increase to other, net of $446,200 primarily due to profit on real estate activity and income recognized on the investment in BOLI in the current period. In addition, service and other fees increased by $84,100, or 63.5%, in the current period, primarily due to increases in savings account fee income and loan prepayment penalties.

These increases were offset by a decrease of $427,800, or 67.0%, in mortgage-banking activities that resulted from a decrease of $354,400 in profit on loan sales in addition to a mortgage banking provision of $182,000. These amounts were partially offset by an increase of $108,600 in loan servicing income in the current period. The increase in loan servicing income is attributable to an increase in the volume of loans serviced for others along with a slowdown in the amortization of mortgage loan servicing rights that resulted from increasing market interest rates and decreased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The origination of these types of loans has slowed in current periods.

Non-interest expense for the three months ended March 31, 2005 increased by $361,500, or 8.2%, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $403,400, or 16.9%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments. The decrease of $46,200, or 3.9%, in other non-interest expense was attributable to decreases in telephone line costs, outside services and stationery, printing and supplies in the current period.

The federal income tax provision for the three-month period ended March 31, 2005 decreased to an effective rate of 31.5% for the current period from an effective rate of 32.3% for the prior year comparable period. The effective tax rate was lower for the period ended March 31, 2005 due to tax-exempt income earned on BOLI.

RESULTS OF OPERATIONS	Nine months ended March 31, 2005, compared to nine months ended March 31, 2004.

The Company’s net income for the nine months ended March 31, 2005 was $4,002,500 as compared to $5,467,600 for the prior year comparable period. This represents a decrease of $1,465,100, or 26.8%, when compared with the prior year comparable period.

Net interest income for the nine months ended March 31, 2005 increased by $250,800, or 1.5%, as compared to the prior year comparable period. This resulted from an increase of $2,029,400, or 6.9%, in interest income offset by an increase of $1,778,600, or 14.2%, in interest expense. The increase in interest income resulted primarily from an increase of $65.1 million in the average balance of interest-earning assets in the current period. This increase in average balance was partially offset by a decrease of 7 basis

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

points in the return on interest-earning assets and resulted in an overall increase to interest income of $2,029,400 in the current period. The average balance on interest-bearing liabilities increased by $75.6 million, while the average cost of funds on interest-bearing liabilities increased by 2 basis points in the current period. This resulted in an overall increase in interest expense of $1,778,600. The Company’s net interest income increased by $250,800 due to an increase in the average balances of both interest-earning assets and interest-bearing liabilities offset partially by a decrease of 9 basis points in the Company’s interest-rate spread during the current period as compared to the prior year comparable period.

For the nine months ended March 31, 2005, a provision for loan losses of $211,000 was recorded, while a provision for loan losses of $432,300 was recorded in the prior year comparable period.

During the nine months ended March 31, 2005, the Company experienced an increase in loans held for investment of $36.4 million, an increase in the level of non-accruing loans of $0.7 million, a decrease in classified assets of $0.4 million, and had $137,000 in loans charged off. Due to increases in loans held for investment, non-accruing loans and loans charged off during the period, management determined it was necessary to record a provision for loan losses of $211,000 in the current period. During the nine months ended March 31, 2004, the Company experienced an increase in loans held for investment of $18.5 million, an increase in the level of non-accruing loans of $2.9 million, an increase in classified assets of $1.3 million, and had $132,000 in loans charged off. Due to increases in loans held for investment, non-accruing loans and classified assets, along with loans charged off during the period, management determined it was necessary to record a provision for loan losses of $432,300 in the prior period.

For the nine months ended March 31, 2005, non-interest income decreased by $2,532,300, or 50.5%, from the prior year comparable period. This resulted primarily from a decrease of $3,042,500, or 77.7%, in mortgage-banking activities that resulted from a decrease of $3,470,600 in profit on loan sales in addition to a mortgage banking provision of $182,000. These amounts were partially offset by an increase of $610,100 in loan servicing income in the current period. The increase in loan servicing income is attributable to an increase in the volume of loans serviced for others along with a slowdown in the amortization of mortgage loan servicing rights that resulted from increasing market interest rates and decreased prepayment speed on loans serviced for others.

In addition, other non-interest income, net, increased by $362,400 in the current period primarily due to profit on real estate activity and income recognized on the investment in BOLI in the current period. Service and other fees increased by $147,800, or 33.9%, primarily due to increases in savings account fee income and loan prepayment penalties.

Non-interest expense for the nine months ended March 31, 2005 increased by $363,200, or 2.7%, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $608,100, or 8.4%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased $135,400, or 5.5%, due to the operation of one additional branch office along with

Part I Financial Information
Item 2

RESULTS OF OPERATIONS continued

increases in office rental expenses. The decrease of $380,300, or 10.5%, in other non-interest expense was attributable to decreases in telephone line costs, outside services, advertising and stationery, printing and supplies in the current period.

The federal income tax provision for the nine-month period ended March 31, 2005 decreased to an effective rate of 31.2% for the current period from an effective rate of 33.6% for the prior year comparable period. The effective tax rate was lower for the period ended March 31, 2005 due to tax-exempt income earned on BOLI.

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

Part II Other Information

Item 1. Legal Proceedings. N/A

Item 2. Unregistered sale of Equity Securities and Use of Proceeds.
(a)	N/A
(b)	N/A
(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended March 31, 2005:

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
January 1 through January 31, 2005	3,500	$13.30	3,500	271,227
February 1 through February 28, 2005	4,000	$13.41	4,000	267,227
March 1 through March 31,2005	0	$0.00	0	267,227
Total	7,500	$13.36	7,500

Part II Other Information continued
Item 2

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

PVF Capital Corp.
(Registrant)

Date: May 6, 2005	/s/ C. Keith Swaney
C. Keith Swaney
President, Chief Operating
Officer and Treasurer
(Only authorized officer and
Principal Financial Officer)