Form 10-K
period 2005-06-30
PVF CAPITAL CORP
filed 2005-09-13
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005	OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 0-24948
PVF Capital Corp.
(Exact Name of Registrant as Specified in Its Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-1659805 (I.R.S. Employer Identification No.)

30000 Aurora Road, Solon, Ohio (Address of Principal Executive Offices)	44139 (Zip Code)
Registrant’s telephone number, including area code: (440) 248-7171
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (par value $0.01 per share)
Title of Class
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant’s voting stock is listed on the Nasdaq SmallCap Market under the symbol “PVFC.” The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $80,698,698 based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Small Cap MarketSM as of December 31, 2004 ($13.09 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.
As of September 2, 2005, the Registrant had 7,724,691 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2005. (Parts II and IV)
2. Portions of Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

PART I
Item 1. Business
General
     PVF Capital Corp. (“PVF” or the “Company”) is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”). PVF owns and operates Park View Federal Savings Bank, PVF Service Corporation (“PVFSC”), a real estate subsidiary, and Mid Pines Land Company (“MPLC”), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary, currently inactive, and two other subsidiaries chartered for future operation, but which are also currently inactive. Park View Federal is a federal stock savings bank operating through seventeen offices located in Cleveland and surrounding communities. PVF also created PVF Capital Trust I for the sole purpose of issuing trust preferred securities. Park View Federal has operated continuously for 85 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF Capital Corp’s main office is located at 30000 Aurora Road, Solon, Ohio 44139 and its telephone number is (440) 248-7171.
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
     Park View Federal is subject to examination and comprehensive regulation by the Office of Thrift Supervision (the “OTS”) and the Bank’s savings deposits are insured up to applicable limits by the Savings Association Insurance Fund (the “SAIF”), which is administered by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is a member of and owns capital stock in the Federal Home Loan Bank (the “FHLB”) of Cincinnati, which is one of 12 regional banks in the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained and certain other matters. See “— Regulation of the Bank.”
Market Area
     The Bank conducts its business through seventeen offices located in Cuyahoga, Summit, Medina, Lorain, Lake, Portage and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. At June 30, 2005, over 90% of the Bank’s net loan portfolio and over 90% of the Bank’s deposits were in the Bank’s market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, Medina and Summit Counties, where demographic growth has been stronger.
     The economy in the Company’s market area has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of service, financial and wholesale and retail trade industries.

Lending Activities
Loan Portfolio Composition
     The Company’s loans receivable held for investment and loans receivable held for sale totaled $669.6 million at June 30, 2005, representing 81.3% of total assets at such date. It is the Company’s policy to concentrate its lending in its market area. In addition, the Company also held $31.7 million, or 3.8% of total assets, in mortgage-backed securities at June 30, 2005.
     Set forth below is certain data relating to the composition of the Company’s loan portfolio by type of loan on the dates indicated. As of June 30, 2005, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	At June 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans receivable held for investment:
One-to-four family residential	$148,956	22.55%	$128,210	20.99%	$139,774	24.22%	$158,334	28.24%	$206,098	36.14%
Home equity line of credit	97,692	14.79	83,505	13.67	67,822	11.75	53,349	9.52	37,597	6.59
Multifamily residential	33,505	5.07	38,777	6.35	40,942	7.10	43,439	7.75	43,719	7.67
Commercial	171,331	25.94	175,323	28.71	146,686	25.42	133,081	23.74	125,664	22.04
Commercial equity line of credit	31,875	4.83	38,113	6.24	34,081	5.91	22,872	4.08	15,232	2.67
Land	68,165	10.32	54,047	8.85	52,963	9.18	53,434	9.53	51,932	9.11
Construction — residential	75,460	11.42	70,833	11.60	73,160	12.68	64,960	11.59	71,653	12.57
Construction — multi-family	0	0.00	0	0.00	217	0.04	823	0.15	231	0.04
Construction — commercial	24,355	3.69	15,679	2.57	16,496	2.86	28,520	5.09	18,171	3.19
Non-real estate	17,300	2.62	13,951	2.29	11,761	2.04	8,460	1.50	5,773	1.00

	668,639	101.23	618,438	101.27	583,902	101.20	567,272	101.19	576,070	101.02

Deferred loan fees	(3,833)	(0.58)	(3,380)	(0.55)	(3,034)	(0.53)	(2,793)	(0.50)	(2,322)	(0.40)
Allowance for loan losses	(4,312)	(0.65)	(4,377)	(0.72)	(3,883)	(0.67)	(3,902)	(0.69)	(3,520)	(0.62)

Total other items	(8,145)	(1.23)	(7,757)	(1.27)	(6,917)	(1.20)	(6,695)	(1.19)	(5,842)	(1.02)

Total loans receivable, net	$660,494	100.00%	$610,681	100.00%	$576,985	100.00%	$560,577	100.00%	$570,228	100.00%

Loans receivable held for sale, net	$9,060		$11,871		$33,604		$11,680		$6,152

     The following table presents at June 30, 2005 the amounts of loan principal repayments scheduled to be received by the Company during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments and may cause the Bank’s actual repayment experience to differ from that shown below.

	Due During	Due One
	the Year	Through Five	Due Five Years
	Ending	Years After	or More After
	June 30,	June 30,	June 30,
	2006	2005	2005
	(In thousands)
Real estate construction loans	99,815	0	0
Non-real estate loans	11,356	3,431	2,513

Total	$111,171	$3,431	$2,513

     All loans with maturities greater than one year have predetermined interest rates. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans may be substantially less than their contractual terms because of prepayments.
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
Loan Underwriting Policies
     The Bank’s lending activities are subject to the Bank’s written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are generally performed by an internal staff appraiser or by independent outside appraisers approved by the Bank’s Board of Directors. The Bank’s Loan Underwriter has authority to approve all fixed-rate single-family residential mortgage loans which meet FHLMC and FNMA underwriting guidelines and those adjustable-rate single-family residential mortgage loans which meet the Bank’s underwriting standards and are in amounts of less than $700,000. The Board of Directors has established a Loan Committee comprised of the Chairman of the Board and other officers and management of the Bank. This committee reviews all loans approved by the underwriter and has the authority to approve single-family residential loans, construction, multi-family and commercial real estate loans up to $2.5 million, and commercial non-real estate loans up to $1.0 million. All loans in excess of the above amounts must be approved by the Board of Directors. All loans secured by savings deposits can be approved by lending officers based in the Bank’s branch offices.

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
     Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family residential real estate loans in its market area. The Bank currently originates fixed-rate residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that reset after five or seven years to a rate which is 0.5% above the FHLMC 60-day delivery rate, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 2005, $149.0 million, or 22.6%, of the Bank’s net loan portfolio consisted of single-family conventional mortgage loans, of which approximately $135.6 million, or 91.0%, carried adjustable interest rates. Included in this amount are $38.7 million in second mortgage loans. In addition, the Bank had $9.1 million in loans held for sale. These loans carry fixed rates and are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.
     The Bank offers adjustable-rate residential mortgage loans with interest rates which adjust based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board (the “Treasury Rate”), plus a margin of 2.50% to 3.50%. The amount of any increase or decrease in the interest rate is usually limited to 2% per year, with a limit of 6% over the life of the loan. The date of the first rate adjustment may range from one to ten years from the original date of the loan.
     Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank’s multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three to five years based upon changes in the Treasury Rate Index or Federal Home Loan Bank advance rate, plus a negotiated margin of between 2.5% and 3.5%. In addition, the Bank makes revolving line of credit loans secured by mortgages on commercial and multi-family property. Said loans are adjustable-rate loans based on the prime interest rate and are made for terms of up to two years. These loans are underwritten using the same guidelines as for first mortgage, commercial and multi-family loans. Commercial real estate loans, including commercial equity lines of credit, and multi-family residential real estate loans amounted to $236.7 million, or 35.8%, of the Bank’s net loan portfolio at June 30, 2005.
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
     Construction Loans. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied single-family dwellings in the Bank’s market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Interest rates on residential construction loans made to the eventual occupant are set at competitive rates, and are usually fixed for the construction term. Interest rates on residential construction loans to builders are set at a variable rate based on the prime rate, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 24 months. Advances are generally paid directly to subcontractors and suppliers and are made on a percentage of completion basis. At June 30, 2005, $99.8 million, or 15.1%, of the Bank’s net loan portfolio consisted of construction loans.
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
     Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well known to the Bank, secures financial statements and generally obtains personal guarantees of such builders and developers. The Bank may also requires feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to 80% of the appraised value. If land is being acquired, the amount of the loan to be used for such purposes is usually limited to 80% of the cost of the land. All of these loans originated are within the Bank’s market area. The Bank had $68.2 million, or 10.3%, of its net loan portfolio in land loans at June 30, 2005.
     Equity Line of Credit Loans. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5-year review and renewal option on owner occupied properties. In addition, such loans on non-owner occupied properties are for a term of 2 years, with no renewal option, followed by a balloon payment. The rate adjusts monthly to a rate generally ranging from the prime lending rate to prime plus 2.0%. At June 30, 2005, the Bank had $97.7 million, or 14.8% of its net loan portfolio held for investment in home equity lines of credit.

     Commercial Non Real Estate Business Loans. The Bank will make commercial business loans secured by non-real estate assets such as accounts receivables, inventory, furniture and fixtures, equipment and certain intangible assets. Such loans are made on a limited basis (up to 5% of assets) to credit worthy customers of the Bank. The loans are made for up to 75% of the collateral value not to exceed $3.0 million for terms up to 10 years. The Bank generally requires the personal guarantee of all borrowers for such loans. At June 30, 2005, the Bank had $17.3 million, or 2.6%, of its net loan portfolio in commercial non real estate business loans.
Mortgage Banking Activity
     In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 2005, the Bank reported net loan servicing income of $0.2 million and at June 30, 2005 was servicing $764.9 million of loans for others. The Bank has been able to keep delinquencies on loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.
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
     At June 30, 2005 and 2004, the Bank had $9.1 million and $11.9 million, respectively, of fixed-rate single-family mortgage loans available for sale.
Non-Performing Loans and Other Problem Assets
     It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5% of the scheduled principal and interest payment. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 20 days. The Bank orders a property inspection after a loan payment becomes 45 days past due. If a delinquency exceeds 90 days in the case of a residential mortgage loan, 60 days in the case of a construction loan or 60 days for a loan on commercial real estate, the Bank will institute additional measures to enforce its remedies resulting from the loan’s default, including, commencing foreclosure action. Loans which are delinquent 90 days or more generally are placed on nonaccrual status, and formal legal proceedings are commenced to collect amounts owed. Loans may be placed on non-accrual if the borrower is bankrupt or if the loan is in foreclosure.

     The following table sets forth information with respect to the Bank’s nonperforming loans and other problem assets at the dates indicated.

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accruing loans (1):
Real estate	$11,750	$10,633	$7,437	$7,805	$5,385

Total	$11,750	$10,633	$7,437	$7,805	$5,385

Accruing loans which are contractually past due 90 days or more:
Real estate	$608	$503	$275	$—	$20

Total	$608	$503	$275	$—	$20

Total nonaccrual and 90 days past due loans	$12,358	$11,136	$7,712	$7,805	$5,405

Ratio of non-performing loans to total loans	1.85%	1.80%	1.32%	1.38%	0.94%

Other non-performing assets (2)	$1,319	$70	$449	$564	$547

Total non-performing assets	$13,677	$11,206	$8,161	$8,369	$5,952

Total non-performing assets to total assets	1.66%	1.48%	1.10%	1.23%	0.81%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, loans to borrowers in bankruptcy, and all loans greater than 90-days past due with a loan-to-value ratio greater than 65%. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.
     It is the Bank’s policy to not record into income partial interest payments. During the year ended June 30, 2005, gross interest income of $1,016,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the period. No interest was included in income on non-accruing loans.
     At June 30, 2005, non-accruing loans consisted of 82 loans totaling $11.8 million, and included 56 conventional mortgage loans aggregating $7.5 million, 5 land loans in the amount of $0.3 million, 2 construction loan in the amount of $0.4 million and 19 commercial loans in the amount of $3.6 million. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.
     At June 30, 2005, the Company had no loans not disclosed on the preceding table, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accruing loans, accruing loans contractually past due 90 days or more or restructured loans.
     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 2005, the Bank had 3 real estate owned properties totaling $1,319,251.
     Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as “substandard,” “doubtful”, or “loss,” if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention is required to be designated as “special mention.” The Bank has established an Asset Classification Committee, which is comprised of senior employees of the Bank and two outside Board members. The Asset Classification Committee meets quarterly to review the Bank’s loan portfolio and determine which loans should be placed on a “watch-list” of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See “Regulation of the Bank — Regulatory Capital Requirements.” OTS examiners may disagree with the insured institution’s classifications and amounts reserved. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS. At June 30, 2005, total non-accrual and 90 days past due loans and other non-performing assets were $13.7 million, of which amount approximately $12.4 million were classified as substandard. For additional information, see "— Non-Performing Loans and Other Problem Assets” and Note 4 of Notes to Consolidated Financial Statements.
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
     The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$4,377	$3,883	$3,902	$3,520	$3,388

Charge-offs:
Mortgage loans	176	113	19	204	106
Non-real estate (1)	0	19	—	2	7

Total charge-offs	176	132	19	206	113

Recoveries:
Mortgage loans	0	29	—	30	20
Non-real estate (1)	0	—	—	—	—

Total recoveries	0	29	—	30	20

Net charge-offs	176	103	19	176	93

Provision charged to income	111	597	—	558	225

Balance at end of year	$4,312	$4,377	$3,883	$3,902	$3,520

Ratio of net charge-offs during the year to average loans outstanding during the year	0.0%	0.0%	0.0%	0.0%	0.0%

(1)	Consists primarily of line of credit loans.

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,
	2005		2004		2003		2002		2001
		% of Loans in		% of Loans in		% of Loans in		% of Loans in		% of Loans in
		Category to		Category to		Category to		Category to		Category to
		Total Loans		Total Loans		Total Loans		Total Loans		Total Loans
	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding
	(Dollars in thousands)
Mortgage Loans:
One-to-four family residential (1)	$1,570	47.84%	$1,481	45.68%	$1,335	48.09%	$1,005	48.77%	$841	54.74%
Multi-family residential	207	5.07	195	6.27	269	7.05	261	7.80	233	7.63
Commercial	1,827	34.15	1,994	37.05	1,949	33.78	2,187	32.52	1,934	27.61
Land	360	10.32	474	8.74	294	9.07	366	9.42	307	9.01
Unallocated	164	0.00	—	0.00	19	—	—	—	130	—

Total mortgage loans	4,128	97.38%	4,144	97.74	3,866	97.99	3,819	98.51	3,445	98.99

Non-real estate	184	2.62%	233	2.26	17	2.01	83	1.49	75	1.01

Total allowance for loan losses	$4,312	100.00%	$4,377	100.00%	$3,883	100.00%	$3,902	100.00%	$3,520	100.00%

(1)	Consists of one-to-four family residential and home equity line of credit.

Investment Activities
     Park View Federal’s investment policy currently allows for investment in various types of liquid assets, including United States Government and United States Government Sponsored Enterprise securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers’ acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal’s investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 2005 Park View Federal had investments in notes issued by the FHLB, mortgage-backed securities and FHLB of Cincinnati stock.
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
     The following table sets forth the carrying value of the Bank’s securities portfolio and FHLB of Cincinnati stock at the dates indicated. At June 30, 2005, the fair market values of the Bank’s securities portfolio was $88.8 million. All securities are held to maturity, but are callable prior to maturity.

	At June 30,
	2005	2004	2003
	(In thousands)
Investment securities:
Municipal securities	$0	$—	$33
U. S. Government Sponsored Enterprise Securities	57,500	27,500	—
Mortgage-backed securities	31,720	36,779	2,931

Total securities	89,220	64,279	2,964
FHLB of Cincinnati stock	11,316	10,819	10,396

Total investments	$100,536	$75,098	$13,360

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s securities at June 30, 2005.

	At June 30, 2005
	One Year		One to Five		Five to Ten		More than
	or Less		Years		Years		Ten Years		Total Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield
	(Dollars in thousands)
U.S. Government Sponsored
Enterprise Securities	$0	0.00%	$57,500	3.60%	$0	0.00%	$0	0.00%	$57,500	$57,345	3.60%
Mortgage-backed securities	0	0.00	0	0.00	0	0.00	31,720	4.80	31,720	31,488	4.80

Total	$0	0.00%	$57,500	3.60%	$0	0.00%	$31,720	4.80%	$89,220	$88,833	4.03%

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
     Deposits. The Bank attracts deposits principally from within its primary market area by offering a variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts and certificates of deposit which generally range in maturity from seven days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. Park View Federal generally reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, Park View Federal considers the rates offered by competing institutions, funds acquisition and liquidity requirements, growth goals and federal regulations. The Bank does not accept brokered deposits due to the volatility and rate sensitivity of such deposits.
     Park View Federal competes for deposits with other institutions in its market area by offering deposit instruments that are competitively priced and providing customer service through convenient and attractive offices, knowledgeable and efficient staff and hours of service that meet customers’ needs. To provide additional convenience, Park View Federal participates in STAR and Master Money debit card Automated Teller Machine networks at locations throughout Ohio and other participating states, through which customers can gain access to their accounts at any time.
     The Bank’s deposits increased by $64.7 million for the fiscal year ended June 30, 2005 as compared to the fiscal year ended June 30, 2004. Deposit balances totaled $591.2 million, $526.5 million and $526.4 million at the fiscal years ended June 30, 2005, 2004, and 2003, respectively.
     Deposits in the Bank as of June 30, 2005 were represented by the various programs described below.

Weighted
Average				Percentage
Interest		Minimum	Balance	of Total
Rate	Category	Balance	(in thousands)	Deposits
0.89%	NOW accounts	$50	$38,319	6.48%
0.50%	Passbook statement accounts	5	43,415	7.34
2.50%	Money market accounts	1,000	22,952	3.88
0.00%	Non-interest-earning demand accounts	50	16,958	2.87

			121,644	20.57

	Certificates of Deposit

3.22%	3 months or less	500	141,706	23.97
2.92%	3 - 6 months	500	99,077	16.76
3.36%	6 - 12 months	500	130,463	22.07
3.81%	1 - 3 years	500	80,773	13.66
4.13%	More than three years	500	17,563	2.97

3.33%	Total certificates of deposit		469,582	79.43

2.84%	Total deposits		$591,226	100.00%

     The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.

	For the Year Ended June 30,
	2005			2004			2003
	Interest-			Interest-			Interest-
	Bearing			Bearing			Bearing
	Demand	Savings	Time	Demand	Savings	Time	Demand	Savings	Time
	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits
	(Dollars in thousands)
Average balance	$58,437	$45,513	$421,209	$61,930	$45,608	$373,575	$66,640	$38,799	$380,784

Average rate paid	1.03%	0.50%	2.92%	0.45%	0.50%	2.90%	1.35%	1.21%	3.62%

     The rates currently paid on certificates maturing within one year or less are lower than the rates currently being paid on similar certificates of deposit maturing thereafter. The Bank will seek to retain these deposits to the extent consistent with its long-term objective of maintaining positive interest rate spreads. Depending upon interest rates existing at the time such certificates mature, the Bank’s cost of funds may be significantly affected by the rollover of these funds. A decrease in such cost of funds, if any, may have a material impact on the Bank’s operations. To the extent such deposits do not rollover, the Bank may, if necessary, use other sources of funds, including borrowings from the FHLB of Cincinnati, to replace such deposits. See "— Borrowings.”
     The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2005.

Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$23,889
Three through six months	32,653
Six through 12 months	58,739
Over 12 months	31,521

Total	$146,802

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the Federal Home Loan Bank of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $30 million and $100 million respectively. The REPO advance was drawn down $15.0 million at June 30, 2005, while the CMA was not drawn down at June 30, 2005. Advances from the FHLB of Cincinnati are secured by the Bank’s stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.
     The following table sets forth certain information regarding the Bank’s advances from the FHLB of Cincinnati for the periods indicated:

	At June 30,
	2005	2004	2003
	(In thousands)
Amounts outstanding at end of period	$135,012	$135,040	$120,123
Weighted average rate	4.16%	3.96%	4.29%

Maximum amount outstanding at any month end	$180,033	$146,084	$130,725

Approximate average outstanding balance	$161,492	$127,020	$122,034
Weighted average rate	3.77%	4.12%	4.27%
     At June 30, 2004, PVFCC formed a trust that issued $10.0 million of subordinated debentures. At June 30, 2005 PVFSC had one note payable with an outstanding balance of $1.4 million, collateralized by real estate. See Note 9 of Notes to Consolidated Financial Statement.

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
     As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2005, Park View Federal was authorized to invest up to approximately $24.5 million in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.
     PVF has three active subsidiaries, Park View Federal, PVFSC and MPLC. PVFSC is engaged in the activities of land acquisition and real estate investment. PVF has three nonactive subsidiaries, PVF Community Development Corp., PVF Mortgage Corp. and PVF Holdings, Inc., which have been chartered for future activity.
     PVF Service Corporation. At June 30, 2005, PVFSC had a $0.25 million investment in a joint venture that owns real estate leased to the Bank for use as a branch office in Avon, Ohio. Also, at June 30, 2005, PVFSC had a $0.33 million investment in a joint venture for a new branch office location for our Mayfield office in Mayfield, Ohio. PVFSC also has an interest in Park View Plaza, a joint venture, which is a strip center in Cleveland, Ohio that includes our Lakewood branch office. In addition, PVFSC had a $5.0 million investment in office properties used by the Bank that includes the Corporate Center in Solon, Ohio, and branch offices in Bainbridge, Ohio and Chardon, Ohio. In March 2002, PVFSC obtained a loan for $3.4 million, with a remaining balance at June 30, 2005 of $1.4 million, secured by its Corporate Center in Solon, Ohio.
     Mid Pines Land Company. At June 30, 2005, MPLC had an investment of $0.6 million in land adjacent to the Company’s Corporate Center in Solon, Ohio.
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
     The Bank attracts all its deposits through its branch offices primarily from the communities in which those branch offices are located. Consequently, competition for deposits is principally from other savings institutions, commercial banks, credit unions and brokers in these communities. Park View Federal competes for deposits and loans by offering a variety of deposit accounts at competitive rates, a wide array of loan products, convenient business hours and branch locations, a commitment to outstanding customer service and a well-trained staff. In addition, the Bank believes it has developed strong relationships with local businesses, realtors, builders and the public in general, giving it an excellent image in the community.
Employees
     As of June 30, 2005, PVF and its subsidiaries had 204 full-time employees and 33 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

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
     Regulatory Capital Requirements. Under OTS regulations, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” (also referred to as “Tier 1”) capital equal to at least 4.0% (or 3.0% if the institution is the highest rated under the OTS examination rating system) of adjusted total assets and “total capital,” a combination of core and “supplementary” capital, equal to at least 8.0% of “risk-weighted” assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is the highest rated). For purposes of these regulations, Tier 1 capital has the same definition as core capital and generally consists of common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. See “— Prompt Corrective Regulatory Action.” Investments in subsidiaries that are engaged as principal in activities not permissible for national banks must also be deducted from Tier 1 capital. The Bank is in compliance with all applicable regulatory capital requirements.
     In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution’s allowances for loan and lease losses allowances, and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2005, Park View Federal had no equity investments for which OTS regulations require a deduction from total capital.
     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer, home equity and land loans, residential and nonresidential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. At June 30, 2005, the Bank’s risk-weighted assets were $699 million, and its total risk-based capital was $76.7 million, or 10.97% of risk-weighted assets.

     The table below presents the Bank’s capital position at June 30, 2005, relative to its various minimum regulatory capital requirements.

	At June 30, 2005
		Percent of
	Amount	Assets (1)
	(Dollars in Thousands)
Tangible Capital	$72,744	8.77%
Tangible Capital Requirement	12,447	1.50

Excess	$60,297	7.27%

Tier 1/Core Capital	$72,744	8.77%
Tier 1/Core Capital Requirement	33,192	4.00

Excess	$39,552	4.77%

Tier 1 Risk-Based Capital	$72,744	10.41%
Tier 1 Risk-Based Capital Requirement	27,951	4.00

Excess	$44,793	6.41%

Risk-Based Capital	$76,661	10.97%
Risk-Based Capital Requirement	55,902	8.00

Excess	$20,759	2.97%

(1)	Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.
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
     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below a “critical capital level,” the institution will be subject to conservatorship or receivership within specified time periods.
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

		Adequately		Significantly
	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%

*	3.0% if the institution has the highest examination rating.
A “critically undercapitalized” savings institution is defined as a savings institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 13 of Notes to Consolidated Financial Statements.
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
     Federal Home Loan Bank System. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold specified amounts of capital stock in the FHLB of Cincinnati. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2005 of $11.3 million.

     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2005, the Bank had $135 million in advances outstanding from the FHLB of Cincinnati. See “— Deposit Activity and Other Sources of Funds — Borrowings.”
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
     To meet the QTL test, the institution must qualify as a domestic building and loan association under the Internal Revenue Code or the institution’s “Qualified Thrift Investments” must total at least 65% of “portfolio assets.” Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks. At June 30, 2005, the Bank qualified as a QTL.
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
     The Bank is prohibited from making any capital distributions if, after making the distribution, it would be undercapitalized as defined in the OTS’ prompt corrective action regulations. After consultation with the FDIC, the OTS may permit a savings institution to repurchase, redeem, retire or otherwise acquire shares or ownership interests if the repurchase, redemption, retirement or other acquisition: (i) is made in connection with the issuance of additional shares or other obligations of the institution in at least an equivalent amount; and (ii) will reduce the institution’s financial obligations or otherwise improve the institution’s financial condition.
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
     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on transaction accounts of between $7.0 million and $47.6 million, plus 10% on the remainder. The first $7.0 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At June 30, 2005, Park View Federal met its reserve requirements.
     Interstate and Interindustry Acquisitions. OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, an institution may not establish an out-of-state branch unless (i) the institution qualifies as a “domestic building and loan association” under §7701(a)(19) of the Internal Revenue Code or meets the QTL Test and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or as a QTL, and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company, or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of bank holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution’s record of compliance with the Community Reinvestment Act in connection with any branch application.
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
     Loans-to-One-Borrower Limitations. Under federal law, loans and extensions of credit, to a borrower may not exceed 15% of the unimpaired capital and surplus of the savings institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. Applicable regulations permit certain exceptions to the above general limitations. Specifically, savings associations may make loans to one borrower, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

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
     If the Company were to acquire control of another savings institution to be held as a separate subsidiary, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must be approved by the Director of the OTS prior to being engaged in by a multiple holding company. The OTS has issued an interpretation indicating that multiple holding companies may also engage in activities permissible for financial holding companies.
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
     Acquisition of the Company. Under the Federal Change in Bank Control Act (ACIBCA@), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire Acontrol@ of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.
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

     Beginning six months after the SEC determined that the PCAOB was able to carry out its functions, it became unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders, with which the Company is required to comply beginning with this Annual Report on Form 10-K for the fiscal year ending June 30, 2005. SOX requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Company’s internal control over financial reporting. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.
     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.
     USA Patriot Act. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
Taxation
     General. The Company and its subsidiaries currently file a consolidated federal income tax return based on a fiscal year ending June 30. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.
     Federal Income Taxation. Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) in the same general manner as other corporations. Prior to legislation in 1996, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. Legislation that is effective for tax years beginning after December 31, 1995 repealed the reserve method available to thrifts and required institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. The Bank had no such excess reserve. The Bank will no longer be allowed to use the percentage of taxable income method for tax loan loss provisions, but was allowed to use the experience method of accounting for bad debts as long as it was not considered a large thrift. Beginning with June 30, 1997 taxable year, the Bank was treated the same as a small commercial bank. Institutions with less than $500 million in assets were still permitted to make deductible bad debt additions to reserves, using the experience method. Beginning with the June 30, 2000 taxable year, the Bank began being taxed as a large thrift and is only able to take a tax deduction when a loan is actually charged off.
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
     The Bank’s federal income tax returns through June 30, 1999 were audited by the IRS. The years June 30, 2000 through June 30, 2004 are open to audit.
     For further information regarding federal income taxes, see Note 10 of Notes to Consolidated Financial Statements.
     State Income Taxation. The Bank is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital is taxed at a rate of 1.3%. The Company generally elects to be taxed as a qualifying holding company and pay Ohio tax based on its net income only. The other subsidiaries of the Company are taxed on the greater of a tax based on net income or net worth.
Executive Officers of the Registrant
     The following sets forth information with respect to the executive officers of the Company.

	Age as of
Name	September 3, 2005	Title
John R. Male	57	Chairman of the Board and Chief Executive Officer of the Company and the Bank

C. Keith Swaney	62	President and Chief Operating Officer of the Company and the Bank, Treasurer of the Company and Chief Financial Officer of the Bank

Jeffrey N. Male	56	Vice President and Secretary of the Company and Executive Vice President and Chief Lending Officer of the Bank
     John R. Male. Mr. Male has been with the Bank since 1971, where he has held various positions including branch manager, mortgage loan officer, manager of construction lending, savings department administrator and chief lending officer. Mr. Male was named President and Chief Executive Officer of the Bank in 1986 and was named President of the Company upon its organization in 1994. Mr. Male was named Chairman of the Board of Directors and Chief Executive Officer of the Company and the Bank in October 2000. Mr. Male serves in various public service and charitable organizations. He currently serves on the Board of Trustees for Heather Hill, a long-term care hospital in Chardon, Ohio. He has an undergraduate degree from Tufts University and holds an MBA from Case Western Reserve University.
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
     Jeffrey N. Male. Mr. Male has been with the Bank since 1973. He has served in various capacities, including supervisor of the construction loan department, personnel director and manager of the collection, foreclosure and REO departments. Mr. Male was named Executive Vice President of the Bank in 2000. In 1986 Mr. Male was named Senior Vice President in charge of residential lending operations. He was named Vice President and Secretary of the Company upon its organization in 1994 and continues to serve in that position. Mr. Male has served in various capacities with public service and charitable organizations, including the Chagrin Valley

Jaycees, the Chagrin Falls Chamber of Commerce and the Neighborhood Housing Services Corporate Loan Committee. Mr. Male is a graduate of Denison University.

Item 2. Properties
     The following table sets forth the location and certain additional information regarding the Company’s offices at June 30, 2005.

	Year		Net Book	Owned or	Approximate
	Opened/	Total	Value at	Leased/	Square
Location	Acquired	Deposits	June 30, 2005	Expiration	Footage
	(Dollars in thousands)
Main Office:
30000 Aurora Road	2000	$27,540	$5,688	Owned	51,635
Solon, Ohio

Branch Offices:
2111 Richmond Road	1967	71,532	20	Lease	2,750
Beachwood, Ohio				3/31/09

413 Northfield Road	2002	43,483	263	Lease	3,084
Bedford, Ohio				10/31/12

11010 Clifton Boulevard	1974	28,216	90	Lease	1,550
Cleveland, Ohio				8/1/05

13901 Ridge Road	1999	55,603	0	Lease	3,278
North Royalton, Ohio				8/31/09

6990 Heisley Road	1994	36,521	22	Lease	2,400
Mentor, Ohio				10/25/08

1244 SOM Center Road	2004	36,003	143	Lease	2,200
Mayfield Heights, Ohio				6/30/14

497 East Aurora Road	1994	41,376	13	Lease	2,400
Macedonia, Ohio				9/30/09

8500 Washington Street	1995	41,949	621	Owned	2,700
Chagrin Falls, Ohio

408 Water Street	1998	25,274	487	Owned	2,800
Chardon, Ohio

3613 Medina Road	2000	22,378	0	Lease	2,440
Medina, Ohio				2/28/08

34400 Aurora Road	2000	28,481	51	Lease	3,000
Solon, Ohio				4/30/10

16909 Chagrin Boulevard	2000	33,545	89	Lease	2,904
Shaker Heights, Ohio				6/30/10

36311 Detroit Road	2002	38,495	212	Lease	3,375
Avon, Ohio				10/02/12

17780 Pearl Road	2002	36,320	136	Lease	3,500
Strongsville, Ohio				8/31/12

9305 Market Square Drive	2003	19,618	1,037	Owned	3,700
Streetsboro, Ohio

215 West Garfield Road	2005	4,892	80	Lease	4,700
Aurora, Ohio				8/31/10

     At June 30, 2005, the net book value of the Company’s premises, furniture, fixtures and equipment was $13.4 million. See Note 6 of Notes to Consolidated Financial Statements for further information.
     The Company also owns real estate in Solon, Ohio. See “Item 1. Business — Subsidiary Activities” for further information.
Item 3. Legal Proceedings
     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to its business. There are no material legal proceedings to which the Bank or PVF is a party or to which any of their property is subject.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities
     The information contained under the section captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2005 (the “Annual Report”) is incorporated herein by reference. For information regarding restrictions on the payment of dividends see “Item 1. Business — Regulation of the Bank — Dividend Limitations.”
     The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2005.

				(d)
			(c)	Maximum
	(a)		Total Number of	Number of Shares
	Total	(b)	Shares Purchased	That May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
April 2005
Beginning date: April 1	1,320	$11.89	445,698	292,629
Ending date: April 30

May 2005
Beginning date: May 1
Ending date: May 31	5,390	12.02	451,088	287,239

June 2005
Beginning date: June 1
Ending date: June 30	_	_	451,088	287,239

Total	6,710	$11.99	451,088	287,239

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
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements contained in the Annual Report which are listed under Item 15 herein are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
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
     Management’s report on internal control over financial reporting is included in the June 30, 2005 Annual Report incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     In addition, there have been no changes in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information contained under the sections captioned “Proposal I — Election of Directors” and Section 16(a) Beneficial Ownership Reporting Compliance in the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
     The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees.
Item 11. Executive Compensation
     The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation” and “— Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b)	The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors” and “Voting Securities and Principal Holders Thereof” of the Proxy Statement.

(c)	Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2005.

(a)
Number of
	securities to be		(c)
	issued upon		Number of securities remaining
	exercise of	(b)	available for future issuance
	outstanding	Weighted-average exercise	under equity compensation
	options, warrants &	price of outstanding	plans (excluding securities
	rights(1)	options, warrants and rights	reflected in column (a))(1)
Equity compensation plans approved by security holders	469,877	$8.01	285,178

Equity compensation plans not approved by security holders	—	—	—

Total	469,877	$8.01	285,178

(1)	Adjusted for a 10% stock dividend paid on the Common Stock on September 1, 1997, a 50% stock dividend paid on the Common Stock on August 17, 1998, a 10% stock dividend paid on the Common Stock on September 7, 1999, a 10% stock dividend paid on the Company’s Common Stock on September 1, 2000, a 10% stock dividend paid on the Common Stock on August 31, 2001, a 10% stock dividend paid on the Common Stock on August 30, 2002, a 10% dividend paid on the Common Stock on August 29, 2003, a 10% dividend paid on the Common Stock on August 31, 2004 and a 10% dividend paid on the Common Stock on August 31, 2005.
Item 13. Certain Relationships and Related Transactions
     The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services
     Information required by this item is incorporated herein by reference to the section captioned “Independent Auditors” in the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Report of Independent Registered Public Accounting Firm (incorporated by reference to the Annual Report)

Consolidated Financial Statements (incorporated by reference to the Annual Report)

		(a)	Consolidated Statements of Financial Condition, at June 30, 2005 and 2004

		(b)	Consolidated Statements of Operations for the Years Ended June 30, 2005, 2004 and 2003

		(c)	Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2005, 2004 and 2003

		(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003

		(e)	Notes to Consolidated Financial Statements.

	2.	All schedules have been omitted as the required information is either inapplicable or in the Notes to Consolidated Financial Statements.

	3.	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description
3.1	Articles of Incorporation, as amended and restated	***
3.2	Code of Regulations, as amended and restated	*
3.3	Bylaws, as amended and restated
4	Specimen Common Stock Certificate	*
10.1	Park View Federal Savings Bank Conversion Stock Option Plan †	*
10.2	PVF Capital Corp. 1996 Incentive Stock Option Plan †	*
10.3	Form of Severance Agreement between PVF Capital Corporation and each of John R. Male, C. Keith Swaney and Jeffrey N. Male †	***
10.4	Park View Federal Savings Bank Supplemental Executive Retirement Plan	**
10.5	PVF Capital Corp. 2000 Incentive Stock Option Plan and Deferred Compensation Plan†	****
13	PVF Capital Corp. Annual Report to Stockholders for the year ended June 30, 2005
14	Code of Ethics*****
21	Subsidiaries of the Registrant
23.1	Consent of Crowe Chizek and Company LLC
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 0-24948).

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-24948).

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003 (Commission File No. 0-24948).

*****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004 (Commission File No. 0-24948).

†	Management contract or compensory plan or arrangement.

(b)	Exhibits.The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.
September 9, 2005	By:	/s/ John R. Male
John R. Male
Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Male	September 9, 2005

John R. Male
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ C. Keith Swaney	September 9, 2005

C. Keith Swaney
President, Chief Operating Officer and
Treasurer
(Principal Financial and Accounting Officer)

/s/ Robert K. Healey	September 9, 2005

Robert K. Healey
Director

/s/ Stanley T. Jaros	September 9, 2005

Stanley T. Jaros
Director

/s/ Stuart D. Neidus	September 9, 2005

Stuart D. Neidus
Director

/s/ Gerald A. Fallon	September 9, 2005

Gerald A. Fallon
Director

/s/ Raymond J. Negrelli	September 9, 2005

Raymond J. Negrelli
Director

/s/ Ronald D. Holman, II	September 9, 2005

Ronald D. Holman, II
Director