Form 10-Q
period 2005-09-30
PVF CAPITAL CORP
filed 2005-11-08
CIK 928592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005.

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
YES ☑      NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,715,561
(Class)	(Outstanding at November 4, 2005)

PVF CAPITAL CORP.

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2005	June 30,
	unaudited	2005
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$7,729,491	$4,034,353
Interest bearing deposits	1,223,039	2,180,723
Federal funds sold	10,605,000	4,875,000

Total cash and cash equivalents	19,557,530	11,090,076
Securities held to maturity (fair values of $56,921,875 and $57,345,425, respectively)	57,500,000	57,500,000
Mortgage-backed securities held to maturity (fair values of $29,276,468 and $31,487,772, respectively)	29,777,496	31,720,033
Loans receivable held for sale, net	12,725,749	9,059,647
Loans receivable, net of allowance of $4,228,486 and $4,312,274	677,634,825	660,494,144
Office properties and equipment, net	13,439,524	13,413,231
Real estate owned, net	1,319,251	1,319,251
Federal Home Loan Bank stock	11,455,400	11,316,400
Prepaid expenses and other assets	27,919,378	27,985,916

Total Assets	$851,329,153	$823,898,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$599,813,693	$591,226,478
Short-term advances from the Federal Home Loan Bank	30,000,000	15,000,000
Long-term advances from the Federal Home Loan Bank	120,008,073	120,012,018
Notes payable	1,077,950	1,400,780
Subordinated debentures	10,000,000	10,000,000
Advances from borrowers for taxes and insurance	5,161,920	3,184,981
Accrued expenses and other liabilities	18,120,654	16,621,262

Total Liabilities	784,182,290	757,445,519

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,175,779 shares issued	81,758	81,758
Additional paid-in-capital	68,323,034	68,288,834
Retained earnings	2,442,908	1,663,992
Treasury Stock, at cost, 460,218 and 451,088 shares, respectively	(3,700,837)	(3,581,405)

Total Stockholders’ Equity	67,146,863	66,453,179

Total Liabilities and Stockholders’ Equity	$851,329,153	$823,898,698

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Interest and dividends income
Loans	$11,487,566	$9,296,982
Mortgage-backed securities	359,011	419,760
Federal Home Loan Bank stock dividends	139,052	115,651
Securities	518,188	189,451
Fed funds sold and interest-bearing deposits	78,730	12,586

Total interest income	12,582,547	10,034,430

Interest expense
Deposits	4,384,078	2,885,550
Short-term borrowings	211,439	130,386
Long-term borrowings	1,298,334	1,298,882
Subordinated debt	153,876	109,269

Total interest expense	6,047,727	4,424,087

Net interest income	6,534,820	5,610,343

Provision for loan losses	37,300	136,000

Net interest income after provision for loan losses	6,497,520	5,474,343

Noninterest income
Service and other fees	255,531	197,214
Mortgage banking activities, net	321,154	318,790
Increase in cash surrender value of bank-owned life insurance	167,136	117,700
Other, net	35,356	51,521

Total noninterest income	779,177	685,225

Noninterest expense
Compensation and benefits	3,141,881	2,441,032
Office properties and equipment	1,036,225	865,980
Other	1,196,090	1,017,028

Total noninterest expense	5,374,196	4,324,040

Income before federal income tax provision	1,902,501	1,835,528

Federal income tax provision	550,900	567,900

Net income	$1,351,601	$1,267,628

Basic earnings per share	$0.18	$0.16

Diluted earnings per share	$0.17	$0.16

Dividends declared per common share	$0.074	$0.067

See accompanying notes to consolidated financial statements

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Operating Activities
Net Income	$1,351,601	$1,267,628
Adjustments to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	20,386	19,745
Depreciation	459,932	452,972
Provision for loan losses	37,300	136,000
Accretion of unearned discount and deferred loan origination fees, net	(358,375)	(254,433)
Gain on sale of loans, net	(299,218)	(297,301)
Mortgage banking provision	67,000	0
Stock compensation	34,200	0
Federal Home Loan Bank stock dividends	(139,000)	(115,600)
Change in accrued interest on investments, loans, and borrowings, net	(145,944)	(182,025)
Origination of loans receivable held for sale, net	(37,374,523)	(29,360,388)
Sale of loans receivable held for sale, net	33,583,575	32,495,530
Net change in other assets and other liabilities, net	3,995,877	3,274,602

Net cash from operating activities	1,232,811	7,436,730

Investing Activities
Loan repayments and originations, net	(16,969,606)	(22,253,495)
Repayment of mortgage-backed securities	1,922,151	1,583,655
Proceeds from sale of real estate owned	150,000	0
Securities maturities	0	5,000,000
Securities purchased	0	(5,000,000)
Additions to office properties and equipment, net	(486,225)	(869,915)

Net cash from investing activities	(15,383,680)	(21,539,755)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	(2,012,350)	(4,071,015)
Net decrease in time deposits	10,599,565	(10,002,414)
Repayment of long-term Federal Home Loan Bank advances	(3,945)	(5,436)
Net increase in Federal Home Loan Bank advances	15,000,000	30,000,000
Net decrease in notes payable	(322,830)	(521,075)
Proceeds from exercise of stock options	0	18,984
Purchase of treasury stock	(119,432)	(196,175)
Cash dividend paid	(522,685)	(477,329)

Net cash from financing activities	22,618,323	14,745,540

Net decrease in cash and cash equivalents	8,467,454	642,515

Cash and cash equivalents at beginning of period	11,090,076	17,469,773

Cash and cash equivalents at end of period	$19,557,530	$18,112,288

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$6,031,673	$4,410,175
Cash payments of income taxes	$0	$0

Supplemental schedule of noncash investing activities:
Transfer to real estate owned	$150,000	$724,613
See accompanying notes to consolidated financial statements

PVF CAPITAL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)
1.	The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2005 consolidated statement of financial condition which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2006. PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.
Stock Compensation: Employee compensation expense under stock options are reported using the fair value recognition provisions of FASB Statement 123 (revised 2004) (FAS 123R), Share Based Payment. The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense will be recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results will not be restated. For the quarter ended September 30, 2005, compensation expense of $34,200 was recognized in the income statement related to the vesting of previously issued awards. No income tax benefit is recognized related to this expense.
As of September 30, 2005, there was $273,413 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 1.49 years.
No stock-based compensation cost is reflected in net income for the period ended September 30, 2004, as the Company reported stock compensation using the intrinsic value method during that period, and all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FAS 123R.

Three Months Ended
September 30, 2004
Net Income as reported	$1,267,628

Less: Pro forma compensation expense, net of tax	$25,034

Pro forma net income	$1,242,594

Basic earnings per share	$0.16

Pro forma basic earnings per share	$0.16

Diluted earnings per share	$0.16

Pro forma diluted earnings per share	$0.16
2.	The following table discloses earnings per share for the three months ended September 30, 2005 and September 30, 2004.

	Three months ended September 30,
	2005			2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$1,351,601	7,719,026	$0.18	$1,267,628	7,740,087	$0.16

Effect of Stock Options		163,893	$0.01		195,216	$0.00

Diluted EPS
Income available to common stockholders	$1,351,601	7,882,919	$0.17	$1,267,628	7,935,303	$0.16

3.	Mortgage Banking Activities: The Company services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption “Prepaid expenses and other assets.”

	2005	2004
Servicing rights:
Beginning balance	$5,001,474	$5,358,845
Originated	357,064	353,743
Amortized	(397,544)	(437,349)

End of period	$4,960,994	$5,275,239
Mortgage banking activities, net consists of the following:

	Three Months Ended
	September 30,
	2005	2004
Mortgage loan servicing fees	$486,480	$458,838

Amortization of mortgage servicing rights	(397,544)	(437,349)
Unrealized losses on sales of loans	(67,000)	—
Gain on sales of loans	299,218	297,301

Mortgage banking activities, net	$321,154	$318,790

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 2005 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation, a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and three other wholly-owned subsidiaries which are currently inactive.
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
FINANCIAL CONDITION
During the quarter, the Company continued its strategy of expanding the loan portfolio, while maintaining sufficient liquidity to fund its cash flow needs. The Company seeks to fund loan growth and liquidity by generating deposits through its branch network. Because first quarter loan growth and other cash needs exceeded deposit growth, the company utilized short-term borrowings from the Federal Home Loan Bank of Cincinnati for additional funding needs.
In addition, the Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced for others.

Part I Financial Information
Item 2
FINANCIAL CONDITION continued
Consolidated assets of PVF were $851.3 million as of September 30, 2005, an increase of approximately $27.4 million, or 3.3%, as compared to June 30, 2005. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 8.57%, 10.05% and 10.58%, respectively, at September 30, 2005.
During the three months ended September 30, 2005, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $8.5 million, or 76.4%, as compared to June 30, 2005. The increase was necessary to meet the Company’s short-term liquidity needs.
Loans receivable, net increased $17.1 million during the quarter ended September 30, 2005. The increase in loans receivable included increases of $8.3 million in construction loans, $11.1 million in land loans, $1.4 million in non-real estate loans, $1.2 million in single-family loans, $2.3 million in commercial equity line of credit loans and $0.7 million in multi-family loans. These increases were partially offset by decreases of $5.4 million in commercial real estate loans and $2.5 million in home equity line of credit loans. Loan activity for the quarter ended September 30, 2005 resulted in no material change to the overall composition of the portfolio.
The $3.7 million increase in loans receivable held for sale is the result of timing differences between the origination and sale of loans.
The $1.9 million decrease in mortgage-backed securities resulted from payments received of $1.9 million.
Short-term advances increased by $15.0 million, or 100.0%, as a result of short-term borrowings from the Federal Home Loan Bank of Cincinnati. Deposits increased by $8.6 million, or 1.5%, as a result of managements decision to offer competitive savings rates. The increase in advances from borrowers for taxes and insurance of $2.0 million, or 62.1%, is due to timing differences between the collection and payment of escrow funds. The increase in accrued expenses and other liabilities of $1.5 million, or 9.0% is the result of timing differences between the collection and remittance of payments received on loans serviced for investors. The decrease in notes payable of $0.3 million, or 2.8%, is the result of principal prepayments made.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS	Three months ended September 30, 2005 compared to the three months ended September 30, 2004.
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
The Company’s net income for the three months ended September 30, 2005 was $1,351,600 as compared to $1,267,600 for the prior year comparable period. This represents an increase of $84,000, or 6.6%, when compared with the prior year comparable period.
Net interest income for the three months ended September 30, 2005 increased by $924,500, or 16.5%, as compared to the prior year comparable period. This resulted from an increase of $2,548,100, or 25.4% in interest income and an increase of $1,623,600 million, or 36.7% in interest expense. The increase in interest income resulted primarily from an increase of $73.5 million in the average balance of interest-earning assets in the current period. The increase of $73.5 million in the average balance of interest-earning assets along with an increase of 76 basis points in the return on interest earning assets resulted in an overall increase to interest income of $2,548,100 in the current period. The average balance on interest-bearing liabilities increased by $66.4 million, while the average cost of funds on interest-bearing liabilities increased by 62 basis points in the current period. This resulted in an overall increase in interest expense of $1,623,600.
For the three months ended September 30, 2005, a provision for loan losses of $37,300 was recorded, while a provision for loan losses of $136,000 was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history,

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.
Non-accruing loans decreased during the three months ended September 30, 2005. At June 30, 2005, non-accruing loans included current loans to borrowers who had filed for bankruptcy protection. At September 30, 2005, these loans were excluded from non-accruing loans. Accounting for this change, the Company experienced a decrease in the level of non-accruing loans of $2.8 million. Additionally, classified assets decreased by $1.6 million. Despite decreases to non-accruing loans and classified assets, management determined it was necessary to record a provision for loan losses of $37,300 in the current period due to an increase in loans receivable of $17.1 million and the recognition of specific loan losses in the current period. During the three months ended September 30, 2004, the Company experienced decreases in the level of non-accruing loans and classified assets of $1.3 million and $1.0 million, respectively. Despite decreases to non-accruing loans and classified assets, management determined it was necessary to record a provision for loan losses of $136,000 in the prior period due to an increase in loans receivable of $21.6 million and the recognition of specific loan losses in the prior period. At June 30, 2005, the allowance for loan losses was $4.3 million, which represented 36.7% of non-accruing loans and 0.65% of net loans. At September 30, 2005, the allowance for loan losses was $4.2 million, which represented 55.7% of non-accruing loans and 0.62% of net loans.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued

	At September 30,	June 30,
	2005	2005
	(Dollars in thousands)
Non-accruing loans (1):
Real estate	$7,592	$11,750

Accruing loans which are contractually past due 90 days or more:
Real estate	$60	$608

Total non-accrual and 90 days past due loans	$7,652	$12,358

Ratio of non-performing loans to total loans	1.12%	1.85%

Other non-performing assets (2)	$1,319	$1,319

Total non-performing assets	$8,971	$13,677

Total non-performing assets to total assets	1.05%	1.66%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and all loans greater than 90-days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.
(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.
For the three months ended September 30, 2005, non-interest income increased by $94,000 or 13.7%, from the prior year comparable period. The increase was primarily the result of an increase of $58,300, or 29.6%, in income from service and other fees due to increases in loan prepayment and late charge fee income in the current period. In addition, other income, net increased by $16,200, or 31.4%, in the current period. BOLI income increased by $49,400 in the current period. Income from mortgage banking activities increased by $2,400, as an increase in servicing income was offset by a decrease in gains on sales of loans receivable held for sale.
Non-interest expense for the three months ended September 30, 2005 increased by $1,050,200 or 24.3%, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $700,900, or 28.7%, as a result of increased staffing, incentive bonuses accrued, and salary and wage adjustments. Other non-interest expense increased by $179,100 or 17.6% due primarily to increases in advertising expense, costs for outside services, postage and special mail, and stationery, printing and supplies. Office properties and equipment expense increased by $170,200, or 19.7%, primarily due to increases in office rental expense and depreciation expense on furniture and equipment.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The federal income tax provision for the three-month periods ended September 30, 2005 and September 30, 2004 was at an effective rate of 29.0% and 30.9%, respectively. The effective tax rate was lowered due to the affect of tax-exempt income earned on bank-owned life insurance and the Company’s investment in a low income housing project which qualified for tax credits.
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
Part I Financial Information
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the Company’s interest rate risk position or any changes to how the Company manages its Asset/Liability position since June 30, 2005. This is attributable to the Company’s Asset/Liability Management policy of monitoring and matching the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities, while remaining short-term with the weighted average maturity and re-pricing periods.

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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in paragraph (d) of SEC Rule 240.13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings. N/A
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	N/A
(b)	N/A
(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended September 30, 2005:

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
July 1 through
July 31, 2005	4,730	$12.94	4,730	282,509
August 1 through
August 31, 2005	4,400	$13.23	4,400	278,109
September 1 through
September 30, 2005	—	—	—	—

Total	9,130	$13.08	9,130	278,109

In August 2002 the Company announced a stock repurchase program to acquire up to 5% of the Company’s common stock. This plan was renewed for an additional year in August 2003, 2004 and 2005. The plan is renewable on an annual basis and will expire in August 2006, if not renewed.

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

PVF Capital Corp. (Registrant)

Date: November 8, 2005	/s/ C. Keith Swaney

C. Keith Swaney President, Chief Operating Officer and Treasurer
(Only authorized officer and
Principal Financial Officer)