Form 10-Q
period 2005-12-31
PVF CAPITAL CORP
filed 2006-02-09
CIK 928592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005

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
YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,715,000

(Class)	(Outstanding at February 3, 2006

PVF CAPITAL CORP.

PART I Financial Information
ITEM 1 FINANCIAL STATEMENTS
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2005	June 30,
	unaudited	2005
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$11,402,596	$4,034,353
Interest bearing deposits	1,317,935	2,180,723
Federal funds sold	11,765,000	4,875,000

Total cash and cash equivalents	24,485,531	11,090,076
Securities held to maturity (fair values of $56,778,400 and $57,345,425, respectively)	57,500,000	57,500,000
Mortgage-backed securities held to maturity (fair values of $27,726,884 and $31,487,772, respectively)	28,443,239	31,720,033
Loans receivable held for sale, net	10,855,234	9,059,647
Loans receivable, net of allowance of $4,342,133 and $4,312,274	700,927,444	660,494,144
Office properties and equipment, net	12,777,208	13,413,231
Real estate owned, net	1,845,986	1,319,251
Federal Home Loan Bank stock	11,621,400	11,316,400
Prepaid expenses and other assets	28,313,400	27,985,916

Total Assets	$876,769,442	$823,898,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$605,193,034	$591,226,478
Short-term advances from the Federal Home Loan Bank	97,000,000	15,000,000
Long-term advances from the Federal Home Loan Bank	70,004,067	120,012,018
Notes payable	957,871	1,400,780
Subordinated debentures	10,000,000	10,000,000
Advances from borrowers for taxes and insurance	9,599,772	3,184,981
Accrued expenses and other liabilities	16,370,908	16,621,262

Total Liabilities	809,125,652	757,445,519

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,182,499 and 8,175,779 shares issued, respectively	81,825	81,758
Additional paid-in-capital	68,443,957	68,288,834
Retained earnings	2,899,046	1,663,992
Treasury Stock, at cost 467,499 and 451,088 shares, respectively	(3,781,038)	(3,581,405)

Total Stockholders’ Equity	67,643,790	66,453,179

Total Liabilities and Stockholders’ Equity	$876,769,442	$823,898,698

See accompanying notes to consolidated financial statements

PART I Financial Information
ITEM 1 FINANCIAL STATEMENTS
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Interest income
Loans	$12,131,020	$9,668,561	$23,618,586	$18,965,543
Mortgage-backed securities	346,087	408,450	705,098	828,210
Federal Home Loan Bank stock dividends	166,025	116,885	305,077	232,536
Securities	569,368	297,509	1,087,556	486,960
Fed funds sold and interest-bearing deposits	70,052	27,404	148,782	39,990

Total interest income	13,282,552	10,518,809	25,865,099	20,553,239

Interest expense
Deposits	4,823,211	3,085,540	9,207,289	5,971,090
Short-term borrowings	390,229	244,116	601,668	374,502
Long-term borrowings	1,293,161	1,291,704	2,591,495	2,590,586
Subordinated debt	169,284	115,295	323,160	224,564

Total interest expense	6,675,885	4,736,655	12,723,612	9,160,742

Net interest income	6,606,667	5,782,154	13,141,487	11,392,497

Provision for loan losses	257,000	0	294,300	136,000

Net interest income after provision for loan losses	6,349,667	5,782,154	12,847,187	11,256,497

Noninterest income, net
Service and other fees	255,217	170,770	510,748	367,984
Mortgage banking activities, net	141,628	344,505	462,782	663,295
Increase in cash surrender value of bank-owned life insurance	145,440	152,128	312,576	269,828
Other, net	19,211	191,819	54,567	243,340

Total noninterest income, net	561,496	859,222	1,340,673	1,544,447

Noninterest expense
Compensation and benefits	3,078,325	2,616,568	6,220,206	5,057,600
Office occupancy and equipment	961,179	869,502	1,997,404	1,735,482
Other	1,403,320	1,091,282	2,599,410	2,108,310

Total noninterest expense	5,442,824	4,577,352	10,817,020	8,901,392

Income before federal income tax provision	1,468,339	2,064,024	3,370,840	3,899,552

Federal income tax provision	441,100	642,000	992,000	1,209,900

Net income	$1,027,239	$1,422,024	$2,378,840	$2,689,652

Basic earnings per share	$0.13	$0.18	$0.31	$0.35

Diluted earnings per share	$0.13	$0.18	$0.30	$0.34

Dividends declared per common share	$0.074	$0.067	$0.148	$0.135

See accompanying notes to consolidated financial statements

Part I Financial Information
ITEM 1 FINANCIAL STATEMENTS
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Operating Activities
Net income	$2,378,840	$2,689,652
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of premium on mortgage-backed securities	34,575	39,490
Depreciation	912,207	917,732
Provision for losses on loans	294,300	136,000
Accretion of deferred loan origination fees, net	(788,187)	(526,539)
Gain on sale of loans receivable held for sale, net	(413,865)	(600,070)
Gain on disposal of real estate owned, net	0	(165,575)
Mortgage banking provision	199,000	0
Stock compensation	151,560	0
Federal Home Loan Bank stock dividends	(305,000)	(232,400)
Change in accrued interest on investments, loans, and borrowings, net	(341,150)	(264,450)
Origination of loans receivable held for sale, net	(62,196,767)	(61,926,713)
Sale of loans receivable held for sale, net	59,944,171	63,296,360
Net change in other assets and other liabilities	6,799,976	6,378,141

Net cash from operating activities	6,669,660	9,741,628

Investing Activities
Loan repayments and originations, net	(40,616,148)	(30,953,740)
Repayment of mortgage-backed securities	3,242,218	3,108,954
Proceeds from sale of real estate owned	150,000	734,861
Securities purchased	0	(25,000,000)
Maturities of securities held to maturity	0	5,000,000
Additions to office properties and equipment, net	(276,184)	(1,102,974)

Net cash used in investing activities	(37,500,114)	(48,212,899)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	4,032,856	(3,252,239)
Net increase (decrease) in time deposits	9,933,701	25,989,394
Repayment of long-term Federal Home Loan Bank advances	(50,007,951)	(10,954)
Net increase in short-term Federal Home Loan Bank advances	82,000,000	18,000,000
Proceeds from note payable	957,871	0
Repayment of note payable	(1,400,780)	(1,042,150)
Purchase of treasury stock	(199,633)	(274,188)
Proceeds from exercise of stock options	90,639	160,251
Stock repurchased and retired	(87,009)	(123,024)
Cash dividend paid	(1,093,785)	(997,973)

Net cash from financing activities	44,225,909	38,449,117

Net increase (decrease) in cash and cash equivalents	13,395,455	(22,154)

Cash and cash equivalents at beginning of period	11,090,076	17,469,773

Cash and cash equivalents at end of period	$24,485,531	$17,447,619

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$12,678,924	$9,140,556
Cash payments of income taxes	$1,257,000	$995,000

Supplemental disclosures of noncash investing activities:
Transfer to real estate owned	$676,735	$810,899
See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1
PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Unaudited)
1. The accompanying condensed consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2005 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2006. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.
Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), Share Based Payment. The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense will be recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results will not be restated. For the quarter ended December 31, 2005, compensation expense of $117,360 was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. An income tax benefit of $21,887 was recognized related to this expense plus vesting of new awards. For the six months ended December 31, 2005, Compensation expense of $151,560 was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. An income tax benefit of $21,887 was recognized related to this expense.
As of December 31, 2005, there was $505,347 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 3.03 years.

Part I Financial Information
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
The Company can issue incentive stock options and nonqualified stock options under the 1996 Plan and the 2000 Plan. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.
The aggregate intrinsic value of all options outstanding at December 31, 2005 was $1,333,847. The aggregate intrinsic value of all options that were exercisable at December 31, 2005 was $1,292,713.
The following summarizes changes in unvested options for the six months ended December 31, 2005:

	Six months ended
	December 31, 2005
	Total unvested options
		Weighted
		Average
		Fair
	Shares	Value
Unvested options, beginning of period	107,509	$3.83
Vested	(63,161)	$3.75
Granted	126,450	$3.69

Unvested options, end of period	170,798	$3.76

Proceeds, related tax benefits realized from options exercised, and intrinsic value of options exercised were as follows:

	Six months ended
	December 31,
	2005	2004
Proceeds of options exercised	$90,639	$160,251
Related tax benefit recognized	0	5,778
Intrinsic value of options exercised	$71,737	$114,975
There were no stock options exercised in the first three months of fiscal 2006.
The fair value for stock options granted during the six months ended December 31, 2005, which consists of multiple grants in November 2005 was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	4.57%
Expected average life (in years)	9.72
Expected volatility	31.56%
Expected dividend yield	2.67%

Part I Financial Information
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
The fair value for stock options granted during the six months ended December 31, 2004, which consisted of multiple grants in November 2004, was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	3.75%
Expected average life (in years)	7.00
Expected volatility	29.29%
Expected dividend yield	2.21%
Weighted average fair value	$3.93
The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.
No stock based compensation cost is reflected in net income for the three and six month periods ended December 31, 2004, as the Company reported stock compensation using the intrinsic value method during that period, and all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant.
The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FAS 123R.

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2004	2004
Net income as reported	$1,422,024	$2,689,652

Less: Pro forma compensation expense, net of tax	$36,210	$64,197

Pro forma net income	$1,385,814	$2,625,455

Basic earnings per share	$0.18	$0.35

Pro forma basic earnings per share	$0.18	$0.34

Diluted earnings per share	$0.18	$0.34

Pro forma diluted earnings per share	$0.18	$0.33

Part I Financial Information
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
2. The following table discloses earnings per share for the three and six months ended December 31, 2005 and December 31, 2004.

	Three months ended December 31,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net Income	$1,027,239	7,716,090	$0.13	$1,422,024	7,737,453	$0.18

Effect of Stock Options		131,820	0.00		174,989	0.00

Diluted EPS
Net Income	$1,027,239	7,847,910	$0.13	$1,422,024	7,912,442	$0.18

	Six months ended December 31,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net Income	$2,378,840	7,717,843	$0.31	$2,689,652	7,739,381	$0.35

Effect of Stock Options		147,857	(0.01)		185,103	(0.01)

Diluted EPS
Net Income	$2,378,840	7,865,700	$0.30	$2,689,652	7,924,484	$0.34
There were 98,036 and 16,170 options not considered in the diluted Earnings Per Share calculation for the three- and six-month periods ended December 31, 2005 and 2004, respectively, because they were anti-dilutive.
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

	Six months ended December 31,
	2005	2004
Servicing rights:
Beginning of period	$5,001,474	$5,358,845
Additions	671,874	682,892
Amortized to expense	(729,695)	(869,745)

End of period	$4,943,653	$5,171,992

Part I Financial Information
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
Mortgage banking activities, net consist of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Mortgage loan servicing fees	$491,132	$474,132	$977,612	$932,970

Amortization and impairment of mortgage loan servicing fees	$(332,151)	$(432,396)	$(729,695)	$(869,745)
Unrealized losses on sales of loans	(132,000)	—	(199,000)	—
Gain on sales of loans	$114,647	$302,769	$413,865	$600,070

Mortgage banking activities, net	$141,628	$344,505	$462,782	$663,295

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three-month and six-month periods ended December 31, 2005 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and three other wholly-owned subsidiaries which are currently inactive.
FORWARD-LOOKING STATEMENTS
When used in this Form 10-Q, the words or phrases ”will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
FINANCIAL CONDITION
During the six month period ended December 31, 2005, the Company continued its strategy of expanding the loan portfolio, while maintaining sufficient liquidity to fund its cash flow needs. The company seeks to fund loan growth and liquidity by generating deposits through its branch network. Because loan growth, maturities of long-term Federal Home Loan Bank advances, and other cash needs exceeded deposit growth, the company utilized short-term borrowings from the Federal Home Loan Bank of Cincinnati for additional funding needs.
In addition, the Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced.
Consolidated assets of PVF were $876.8 million as of December 31, 2005, an increase of approximately $52.9 million, or 6.4%, as compared to June 30,

Part I Financial Information
Item 2
FINANCIAL CONDITION continued
2005. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 8.32%, 9.80%, and 10.34%, respectively, at December 31, 2005.
During the six months ended December 31, 2005, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits, and federal funds sold, increased approximately $13.4 million, as compared to June 30, 2005. The increase in the Company’s cash and cash equivalents consisted of an increase in cash and interest-bearing deposits of $6.5 million and an increase in federal funds sold of $6.9 million. The increase was necessary to meet the Company’s short-term liquidity needs.
Loans receivable, net increased $40.4 million during the six month period ended December 31, 2005. The increase in loans receivable included increases of $14.7 million in land loans, $17.5 million in construction loans, $2.9 million in one-to-four family residential loans, $2.1 million in non real-estate loans, $3.0 million in commercial real estate, $2.5 million in commercial equity line of credit loans and $1.4 million in multi-family loans, offset by a decrease of $3.7 million in home equity line of credit loans. Loan activity for the six month period ended December 31, 2005 resulted in no material change to the overall composition of the portfolio.
The increase of $1.8 million in loans receivable held for sale is the result of timing differences between the origination and the sale of loans.
The decrease of $3.3 million in mortgage backed securities is the result of principal payments received during the six month period.
The increase of $0.5 million in real estate owned is the result of the acquisition at sheriff’s sale of five single-family properties.
Deposit’s increased by $14.0 million, or 2.4%, as the result of management’s decision to offer competitive savings rates. The decrease in notes payable of $0.4 million, or 31.6%, is the result of borrowings of $1.0 million on notes payable offset by principal payments made of $1.4 million. Advances increased by $32.0 million as a result of additional short-term borrowings of $82 million which replaced $50 million in long-term borrowings from the Federal Home Loan Bank of Cincinnati which were called during the period.
The increase in advances from borrowers for taxes and insurance of $6.4 million is attributable to timing differences between the collection and payment of taxes and insurance. The decrease in accrued expenses and other liabilities of $0.3 million, or 1.5%, is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS Three months ended December 31, 2005, compared to three months ended December 31, 2004.
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
The Company’s net income for the three months ended December 31, 2005 was $1,027,200 as compared to $1,422,000 for the prior year comparable period. This represents a decrease of $394,800, or 27.8%, when compared with the prior year comparable period.
Net interest income for the three months ended December 31, 2005 increased by $824,500, or 14.3%, as compared to the prior year comparable period. This resulted from an increase of $2,763,700, or 26.3%, in interest income and an increase of $1,939,200, or 40.9%, in interest expense. The increase in interest income resulted primarily from an increase of $46.4 million in the average balance of interest-earning assets in the current period. The increase in the average balance of interest-earning assets along with an increase of 64 basis points in the return on interest-earning assets resulted in an overall increase to interest income of $2,763,700 in the current period. The average balance on interest-bearing liabilities increased by $67.4 million, while the average cost of funds on interest-bearing liabilities increased by 60 basis points in the current period. This resulted in an overall increase in interest expense of $1,939,200.
For the three months ended December 31, 2005, a provision for loan losses of $257,000 was recorded, while no provision for loan losses was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis, with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
accruing loans, non-performing assets, impaired loans, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.
During the three months ended December 31, 2005, the Company experienced an increase in non-accruing loans of $4.2 million and an increase in classified assets of $2.0 million. Management determined it was necessary to record a provision of loan losses for $257,000 in the current period due to an increase in non-accruing loans and classified assets as well as an increase to loans receivable in the current period. During the three months ended December 31, 2004, management determined it was not necessary to record a provision for loan losses in that period due to a decrease to classified assets of $1.5 million.
For the three months ended December 31, 2005, non-interest income decreased by $297,700 or 34.7%, from the prior year comparable period.
This resulted primarily from a decrease of $202,900 or 58.9%, in mortgage-banking activities. This decrease resulted from a decrease of $188,100 in profit on loan sales in the current period along with an increase in provision for unrealized losses on the sales of loans of $132,000 offset by an increase of $117,200 in net loan servicing income. The increase in net loan servicing income is attributable to an increase in the volume of loans serviced for others along with a slowdown in the amortization of mortgage loan servicing rights that resulted from increasing market interest rates and decreased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The origination of these types of loans has slowed slightly in the current periods.
In addition, service and other fees increased by $84,400, or 49.5%, primarily due to increases in savings account, NOW account and late charge fee income. Other non-interest income, net, decreased by $172,600, or 90.0%, in the current period primarily due to a decline in gains on real estate owned in the current period.
Non-interest expense for the three months ended December 31, 2005 increased by $865,500 or 18.9%, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $461,800 or 17.6%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments in addition to the effect a newly adopted accounting standard that provides for the expensing of stock options. Office occupancy and equipment increased $91,700 or 10.5%, due to increases in office rental expenses and depreciation expense of furniture and equipment. Other non-interest expense increased $312,000 or 28.6%, as the result of increases in outside services, stationery, printing and supplies, real estate owned expense, and professional and legal fees.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The federal income tax provision for the three-month period ended December 31, 2005 decreased to an effective rate of 30.0% for the current period from an effective rate of 31.1% for the prior year comparable period.
RESULTS OF OPERATIONS Six months ended December 31, 2005, compared to six months ended December 31, 2004.
The Company’s net income for the six months ended December 31, 2005 was $2,378,800 as compared to $2,689,600 for the prior year comparable period. This represents a decrease of $310,800, or 11.6%, when compared with the prior year comparable period.
Net interest income for the six months ended December 31, 2005 increased by $1,749,000 or 15.4%, due to an increase of $5,311,900 or 25.8%, in interest income and a $3,562,900 or 38.9%, increase in interest expense. The increase in interest income resulted primarily from an increase of $60.0 million in the average balance of interest-earning assets in the current period. The increase in the average balance of interest-earning assets along with an increase of 69 basis points in the return on interest earning assets resulted in an overall increase to interest income of $5,311,900 in the current period. The average balance of interest-bearing liabilities increased by $75.3 million, while the average cost of funds on interest-bearing liabilities increased by 59 basis points in the current period, resulting in an overall increase in interest expense of $3,562,900.
For the six months ended December 31, 2005, a provision for loan losses of $294,300 was recorded, while a provision for loan losses of $136,000 was recorded in the prior year comparable period. During the six months ended December 31, 2005, the Company experienced an increase in loans receivable held for investment of $40.4 million. In addition, the level of classified assets increased by $95,000. Management determined it was necessary to record a provision for loan losses in the current period due to increases in loans receivable held for investment, specific loan loss allocations, and an increase in classified assets. During the six months ended December 31, 2004, the Company experienced an increase in loans held for investment of $30.5 million. In addition, the level of non-accruing loans increased by $156,000 and the level of classified assets decreased by $1.5 million. Due to the increase in loans receivable held for investment along with an increase in the level of non-accruing loans and specific loan loss allocations, management determined it was necessary to record a provision for loan losses of $136,000 in the prior period. At June 30, 2005, the allowance for loan losses was $4.3 million, which represented 36.7% of non-performing loans and 0.65% of net loans. At December 31, 2005, the allowance for loan losses was $4.3 million, which represented 37.1% of non-performing loans and 0.61% of net loans.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued

	December 31,	June 30,
	2005	2005
	(Dollars in thousands)
Non-accruing loans (1):
Real estate	$11,747	$11,750
Accruing loans which are contractually past due 90 days or more:
Real estate	$1,372	$608

Total non-accrual and 90 days past due loans	$13,119	$12,358

Ratio of non-performing loans to total loans	1.84%	1.85%

Other non-performing assets (2)	$1,846	$1,319

Total non-performing assets	$14,965	$13,677

Total non-performing assets to total assets	1.71%	1.66%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and all loans greater than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.
At June 30, 2005, non-accruing loans included current loans to borrowers who had filed for bankruptcy protection. At December 31, 2005, these loans were excluded from non-accruing loans. Accounting for this change, the Company experienced an increase in the level of non-accruing loans of $1.4 million in the six month period.
For the six months ended December 31, 2005, non-interest income decreased by $203,700, or 13.2%, from the prior year comparable period.
This resulted primarily from a decrease of $200,500 or 30.2, in mortgage-banking activities. This decrease resulted from a decrease of $186,200 in profit on loan sales in the current period along with an increase in provision for unrealized losses on the sales of loans of $199,000 offset by an increase of $184,700 in net loan servicing income. The increase in net loan servicing income is attributable to an increase in the volume of loans serviced for others along with a slowdown in the amortization of mortgage loan servicing rights that resulted from increasing market interest rates and decreased prepayment speed on loans serviced for others.
In addition, service and other fees increased by $142,800, or 38.8%, primarily due to increases in savings account, NOW account, loan prepayment fees and late charge fee income. Other non-interest income, net, decreased by $188,800, or 77.6%, in the current period primarily due to a decline in gains on real estate owned in the current period.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
Non-interest expense for the six months ended December 31, 2005 increased by $1,915,600 or 21.5%, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $1,162,600 or 23.0%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments in addition to the effect a newly adopted accounting standard that provides for the expensing of stock options. Office occupancy and equipment increased $261,900 or 15.1%, due to increases in office rental expenses and depreciation expense of furniture and equipment. Other non-interest expense increased $491,100 or 23.3%, as the result of increases in outside services, advertising, stationery, printing and supplies, and professional and legal fees.
The federal income tax provision for the three-month period ended December 31, 2005 decreased to an effective rate of 29.4% for the current period from an effective rate of 31.0% for the prior year comparable period. The effective tax rate was lowered due to tax-exempt income earned on BOLI.
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
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings. N/A
Item 2. Unregistered sale of Equity Securities and Use of Proceeds.
(a)	N/A

(b)	N/A

(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended December 31, 2004:

			(c) Total
			Number of
			Shares
			Purchased as	(d) Maximum Number
	(a) Total		Part of	of Shares that May
	Number of	(b) Average	Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1 through October 31, 2005	—	—	—	278,109
November 1 through November 30, 2005	6,481	$11.04	6,481	271,628
December 1 through December 31, 2005	800	$10.80	800	270,828
Total	7,281	$11.01	7,281
In August 2002, the Company announced a stock repurchase program to acquire up to 5% of the Company’s common stock. This plan was renewed for an additional year in August 2003, 2004 and 2005. The plan is renewable on an annual basis and will expire in August 2006, if not renewed.
Item 3. Defaults Upon Senior Securities. N/A
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s Annual Meeting of Stockholders was held on October 17, 2005. A total of 7,300,103 shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.
Stockholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:

	Votes in Favor
Nominee	of election	Votes Withheld
John R. Male	7,194,948	105,155
Stanley T. Jaros	7,140,937	159,166
Raymond J. Negrelli	7,191,751	108,352
Ronald D. Holman, II	7,164,204	135,899

Part II Other Information
The following directors continued in office with terms ending October 2006.
Robert K. Healey
Stuart D. Neidus
C. Keith Swaney
Gerald A. Fallon
Proposal to ratify the appointment of Crowe Chizek and Company LLC as independent certified public accountants of the Company for the fiscal year ending June 30, 2006.

Votes For	Votes against	Abstain	Not Voting
7,248,455	4,835	46,813	-0-
Item 5. Other Information. N/A
Item 6. (a) Exhibits
The following exhibits are filed herewith:
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.

(Registrant)

Date: February 8, 2006	/s/ C. Keith Swaney

C. Keith Swaney
President, Chief Operating Officer
and Treasurer
(Only authorized officer and
Principal Financial Officer)