Form 10-Q
period 2006-03-31
PVF CAPITAL CORP
filed 2006-05-10
CIK 928592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                     NO  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,716,142

(Class)	(Outstanding at May 5, 2006)

PVF CAPITAL CORP.

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,
	2006	June 30,
	unaudited	2005
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$8,200,662	$4,034,353
Interest bearing deposits	1,579,137	2,180,723
Federal funds sold	10,050,000	4,875,000

Total cash and cash equivalents	19,829,799	11,090,076
Securities held to maturity (fair value of $57,018,878 and $57,345,425, respectively)	58,000,000	57,500,000
Mortgage-backed securities held to maturity (fair value of $26,370,824 and $31,487,772, respectively)	27,549,027	31,720,033
Loans receivable held for sale, net	6,462,454	9,059,647
Loans receivable, net of allowance of $4,595,733 and $4,312,274	725,796,902	660,494,144
Office properties and equipment, net	12,418,885	13,413,231
Real estate owned, net	1,673,382	1,319,251
Federal Home Loan Bank stock	11,786,100	11,316,400
Prepaid expenses and other assets	29,047,857	27,985,916

Total Assets	$892,564,406	$823,898,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$627,843,202	$591,226,478
Short-term advances from the Federal Home Loan Bank	94,000,000	15,000,000
Long-term advances from the Federal Home Loan Bank	20,000,000	120,012,018
Repurchase agreement	50,000,000	0
Notes payable	1,057,871	1,400,780
Subordinated debentures	10,000,000	10,000,000
Advances from borrowers for taxes and insurance	5,213,258	3,184,981
Accrued expenses and other liabilities	16,132,132	16,621,262

Total Liabilities	824,246,463	757,445,519

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,188,867 and 8,175,779 shares issued, respectively	81,889	81,758
Additional paid-in-capital	68,478,181	68,288,834
Retained earnings	3,595,020	1,663,992
Treasury Stock, at cost 472,725 and 451,088 shares, respectively	(3,837,147)	(3,581,405)

Total Stockholders’ Equity	68,317,943	66,453,179

Total Liabilities and Stockholders’ Equity	$892,564,406	$823,898,698

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2006	2005	2006	2005
Interest and dividends income
Loans	$13,127,758	$9,908,600	$36,746,344	$28,874,143
Mortgage-backed securities	337,758	393,274	1,042,856	1,221,484
Federal Home Loan Bank stock dividends	164,769	122,698	469,846	355,234
Securities	583,273	482,271	1,670,829	969,231
Fed funds sold and interest bearing deposits	114,092	33,795	262,874	73,785

Total interest income	14,327,650	10,940,638	40,192,749	31,493,877

Interest expense
Deposits	5,287,576	3,365,977	14,494,865	9,337,067
Short-term borrowings	1,249,879	278,229	1,851,547	652,731
Long-term borrowings	673,496	1,267,134	3,264,991	3,857,720
Subordinated debt	180,621	191,771	503,781	416,335

Total interest expense	7,391,572	5,103,111	20,115,184	14,263,853

Net interest income	6,936,078	5,837,527	20,077,565	17,230,024

Provision for loan losses	352,000	75,000	646,300	211,000

Net interest income after provision for loan losses	6,584,078	5,762,527	19,431,265	17,019,024

Noninterest income, net
Service and other fees	277,466	216,527	788,214	584,511
Mortgage banking activities, net	161,581	210,688	624,363	873,983
Increase in cash surrender value of bank owned life insurance	142,195	152,599	454,771	422,427
Other, net	(46,712)	359,526	7,855	602,866

Total noninterest income, net	534,530	939,340	1,875,203	2,483,787

Noninterest expense
Compensation and benefits	2,905,378	2,797,166	9,125,584	7,854,766
Office occupancy and equipment	819,959	850,192	2,817,363	2,585,674
Other	1,571,543	1,139,124	4,170,953	3,247,434

Total noninterest expense	5,296,880	4,786,482	16,113,900	13,687,874

Income before federal income tax provision	1,821,728	1,915,385	5,192,568	5,814,937

Federal income tax provision	554,844	602,526	1,546,844	1,812,426

Net income	$1,266,884	$1,312,859	$3,645,724	$4,002,511

Basic earnings per share	$0.16	$0.17	$0.47	$0.52

Diluted earnings per share	$0.16	$0.17	$0.46	$0.51

Dividends declared per common share	$0.074	$0.067	$0.222	$0.202

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Operating Activities
Net income	$3,645,724	$4,002,511
Adjustments to reconcile net income to net cash from operating activities Amortization of premiums on mortgage-backed securities	43,785	60,280
Depreciation and amortization	1,366,645	1,370,459
Provision for losses on loans	646,300	211,000
Accretion of deferred loan origination fees, net	(1,439,561)	(657,556)
Gain on sale of loans receivable held for sale, net	(438,147)	(891,474)
(Gain)/loss on disposal of real estate owned, net	35,330	(165,575)
Mortgage banking provision	240,000	182,000
Stock compensation	185,845	0
Federal Home Loan Bank stock dividends	(469,700)	(355,000)
Change in accrued interest on securities, loans, and borrowings, net	(993,683)	(303,990)
Origination of loans receivable held for sale, net	(77,223,250)	(93,271,903)
Sale of loans receivable held for sale, net	79,150,591	93,332,237
Net change in other assets and other liabilities	2,218,229	1,784,825

Net cash from operating activities	6,968,108	5,297,814

Investing Activities
Loan repayments and originations, net	(65,469,924)	(38,255,915)
Principal repayments on mortgage-backed securities held to maturity	4,127,221	4,573,353
Purchase of mortgage-backed securities held to maturity	0	(1,052,410)
Proceeds from sale of real estate owned	641,626	1,229,847
Purchase of securities held to maturity	(500,000)	(35,000,000)
Maturities of securities held to maturity	0	5,000,000
Additions to office properties and equipment, net	(372,299)	(1,326,852)

Net cash from investing activities	(61,573,376)	(64,831,977)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	11,701,799	(1,328,961)
Net increase in time deposits	24,914,925	17,166,892
Repayment of long-term Federal Home Loan Bank advances	(100,012,018)	(23,926)
Net increase in short-term Federal Home Loan Bank advances	79,000,000	38,000,000
Repurchase agreement	50,000,000	0
Proceeds from note payable	1,057,871	0
Repayment of notes payable	(1,400,780)	(1,063,225)
Purchase of treasury stock	(255,742)	(374,371)
Proceeds from exercise of stock options	144,736	137,261
Stock repurchased and retired	(141,104)	(108,268)
Cash dividend paid	(1,664,696)	(1,514,655)

Net cash from financing activities	63,344,991	50,890,747

Net decrease in cash and cash equivalents	8,739,723	(8,643,416)

Cash and cash equivalents at beginning of period	11,090,076	17,469,773

Cash and cash equivalents at end of period	$19,829,799	$8,826,357

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$20,386,919	$14,166,657
Cash payments of income taxes	$1,845,000	$1,455,000

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$960,427	$2,316,511
See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1
PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2005 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with U.S generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2006. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.
Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment”. The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense will be recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results will not be restated. For the quarter ended March 31, 2006, compensation expense of $34,285 was recognized in the income statement related to the vesting of previously issued awards. No income tax benefit was recognized related to this expense. For the nine months ended March 31, 2006, compensation expense of $185,845 was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. An income tax benefit of $21,887 was recognized related to this expense.
As of March 31, 2006, there was $471,854 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 2.98 years.
The Company can issue incentive stock options and nonqualified stock options under the 1996 Plan and the 2000 Plan. Generally, for incentive stock options, one-fifth of the options awarded become exercisable on the date of grant and on each of the first four anniversaries of the date of grant.

Part I Financial Information
Item 1
Nonqualified stock options are granted to directors and typically vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.
The aggregate intrinsic value of all options outstanding at March 31, 2006 was $1,056,181. The aggregate intrinsic value of all options that were exercisable at March 31, 2006 was $1,045,068.
A summary of the activity in the plan is as follows:

	Nine months ended
	March 31, 2006
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	469,877	$8.01
Forfeited	(12,250)	11.10
Exercised	(26,038)	5.54
Granted	126,885	11.15

Options outstanding, end of period	558,474	$8.77

Options exercisable, end of period	424,329	$7.94
The weighted average remaining contractual life of options outstanding as of March 31, 2006 was 5.7 years. The weighted average remaining contractual life of vested options outstanding as of March 31, 2006 was 4.8 years.

	Nine months ended
	March 31, 2006
	Total unvested options
		Weighted
		Average
		Fair
	Shares	Value
Unvested options, beginning of period	81,866	$3.13
Vested	(62,356)	$3.21
Granted	126,885	$3.69
Forfeited	(12,250)	$3.79

Unvested options, end of period	134,145	$3.56

Part I Financial Information
Item 1
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Nine months ended
	March 31,
	2006	2005
Proceeds of options exercised	$144,736	$137,261
Related tax benefit recognized	0	5,778
Intrinsic value of options exercised	$137,946	$114,975
The fair value for stock options granted during the nine months ended March 31, 2006, which consisted of multiple grants in November 2005, was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

Average risk-free interest rate	4.57%
Expected average life (in years)	9.72
Expected volatility	31.56%
Expected dividend yield	2.67%
The fair value for stock options granted during the nine months ended March 31, 2005, which consisted of multiple grants in November 2004, was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

Average risk-free interest rate	3.75%
Expected average life (in years)	7.00
Expected volatility	29.29%
Expected dividend yield	2.21%
Weighted average fair value	$2.97

Part I Financial Information
Item 1
The average risk-free rate is based on the U.S. Treasury yield at the time of grant for periods corresponding with the expected life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatility of the Company’s common stock. The expected dividend yield is based on historical information.
No stock based compensation cost is reflected in net income for the three-and nine-month periods ended March 31, 2005, as the Company reported stock compensation using the intrinsic value method during that period, and all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant.
The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FAS 123R.

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005
Net income as reported	$1,312,859	$4,002,511

Less: Pro forma compensation expense, net of tax	$36,210	$100,407

Pro forma net income	$1,276,649	$3,902,104

Basic earnings per share	$0.17	$0.52

Pro forma basic earnings per share	$0.17	$0.50

Diluted earnings per share	$0.17	$0.51

Pro forma diluted earnings per share	$0.16	$0.49

Part I Financial Information
Item 1
2. The following table discloses Earnings Per Share for the three and nine months ended March 31, 2006 and March 31, 2005

	Three months ended March 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net Income	$1,266,884	7,714,921	$0.16	$1,312,859	7,731,997	$0.17

Effect of
Stock Options		114,223	0.00		164,030	0.00

Diluted EPS
Net Income	$1,266,884	7,829,144	$0.16	$1,312,859	7,896,026	$0.17

	Nine months ended March 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net Income	$3,645,724	7,716,941	$0.47	$4,002,511	7,736,658	$0.52

Effect of		136,645
Stock Options		136,645	0.01		178,078	0.01

Diluted EPS
Net Income	$3,645,724	7,853,586	$0.46	$4,002,511	7,914,736	$0.51
There were 205,236 and 89,936 options not considered in the diluted Earnings Per Share calculation for the three- and nine-month periods ended March 31, 2006 and 2005, respectively, because they were anti-dilutive.

Part I Financial Information
Item 1
3 . Mortgage Banking Activities: The Company services real estate loans for investors that are not included in the accompanying condensed consolidated financial statements. Mortgage servicing rights are established based on the allocated fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption “Prepaid expenses and other assets.”

	2006	2005
Servicing rights:
Beginning of period	$5,001,474	$5,358,845
Additions	867,999	985,273
Amortized to expense	(1,044,487)	(1,256,840)

End of period	$4,824,986	$5,087,278

Mortgage banking activities, net consist of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Mortgage loan servicing fees	$493,091	$488,379	$1,470,703	$1,421,349

Amortization and impairment of mortgage loan servicing fees	$(314,792)	$(387,095)	$(1,044,487)	$(1,256,840)

Mortgage banking provision	(41,000)	(182,000)	(240,000)	(182,000)

Gain on sales of loans	$24,282	$291,404	$438,147	$891,474

Mortgage banking activities, net	$161,581	$210,688	$624,363	$873,983

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three-month and nine-month periods ended March 31, 2006 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., PVF Community Development, and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
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
FINANCIAL CONDITION
During the nine month period ended March 31, 2006, the Company continued its strategy of expanding the loan portfolio, while maintaining sufficient liquidity to fund its cash flow needs. The company seeks to fund loan growth and liquidity by generating deposits through its branch network. Because loan growth, repayment of long-term Federal Home Loan Bank (“FHLB”) advances, and other cash needs exceeded deposit growth, the company utilized a repurchase agreement and short-term borrowings from the Federal Home Loan Bank of Cincinnati for additional funding needs.
In addition, the Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced.

Part I Financial Information
Item 2
FINANCIAL CONDITION continued
Consolidated assets of PVF were $892.6 million as of March 31, 2006, an increase of approximately $68.7 million, or 8.33%, as compared to June 30, 2005. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 8.32%, 9.64% and 10.21%, respectively, at March 31, 2006.
During the nine months ended March 31, 2006, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $8.7 million, or 78.8%, as compared to June 30, 2005. The change in the Company’s cash and cash equivalents consisted of increases in cash and federal funds sold of $9.3 million and a decrease in interest-bearing deposits of $0.6 million.
Loans Receivable, net, increased $65.3 million during the nine months ended March 31, 2006. The increase in loans receivable included increases of $11.1 million in single-family mortgage loans, $4.7 million in multi-family loans, $8.0 million in commercial real estate loans, $0.2 million in commercial equity line of credit loans, $13.4 million in land loans, $17.8 million in one-to-four family construction loans, $7.6 million in multi-family construction loans, $4.8 million in commercial construction loans and $1.1 million in non-real estate loans offset by a decrease of $3.4 million in home equity line of credit loans.
The decrease of $2.6 million in loans receivable held for sale is the result of timing differences between the origination and the sale of loans.
The decrease of $4.2 million in mortgage backed securities is the result of principal payments received during the nine-month period.
The increase of $0.4 million in real estate owned is the result of the acquisition at sheriff’s sale of six single-family properties totaling $1.0 million and the disposal of three single-family properties in the amount of $0.6 million.
Securities increased by $0.5 million as a result of the purchase of a FHLB debenture. The increase in FHLB stock is the result of stock dividends paid.
Deposits increased by $36.6 million as the result of management’s decision to advertise savings products and offer competitive savings rates. Advances decreased by $21.0 million as a result of an increase in short-term borrowings of $79 million and the repayment of $100 million in long-term borrowings from the Federal Home Loan Bank of Cincinnati. The Company entered into a $50 million REPO borrowing agreement collateralized by securities during the current period in order to take advantage of an attractive interest rate on a five-year term borrowing callable by the issuer after one year. The decrease in notes payable of $0.3 million, or 24.5%, is the result of borrowings of $1.1 million on notes payable offset by principal payments made of $1.4 million. The increase in advances from borrowers for taxes and insurance of $2.0 million is attributable to timing differences between the collection and payment of taxes and insurance.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS	Three months ended March 31, 2006,
compared to three months ended
March 31, 2005.
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
The Company’s net income for the three months ended March 31, 2006 was $1,266,900 as compared to $1,312,900 for the prior year comparable period. This represents a decrease of $46,000, or 3.5%, when compared with the prior year comparable period.
Net interest income for the three months ended March 31, 2006 increased by $1,098,500, or 18.8%, as compared to the prior year comparable period. This resulted from an increase of $3,387,000, or 31.0%, in interest income and an increase of $2,288,500, or 44.8%, in interest expense. The increase in interest income resulted primarily from an increase of $71.1 million in the average balance of interest-earning assets in the current period. The increase in the average balance of interest-earning assets along with an increase of 114 basis points in the return on interest-earning assets resulted in an overall increase to interest income of $3,387,000 in the current period. The average balance on interest-bearing liabilities increased by $65.8 million, while the average cost of funds on interest-bearing liabilities increased by 92 basis points in the current period. This resulted in an overall increase in interest expense of $2,288,500.
For the three months ended March 31, 2006, a provision for loan losses of $352,000 was recorded, while a provision for loan losses of $75,000 was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.
During the three months ended March 31, 2006, the Company experienced an increase in loans receivable of $24.9 million, increases in the level of non-accruing loans and classified assets of $2.0 million and $2.8 million, respectively, and had $98,400 in loans charged off. Due to the increase in loans receivable and increases in impaired loans and classified assets, along with loans charged off during the period, management determined it was necessary to record a provision for loan losses of $352,000 in the current period. During the three months ended March 31, 2005, the Company experienced an increase in loans receivable of $5.8 million, increases in the level of non-accruing loans and classified assets of $0.5 million and $1.1 million, respectively, and had $15,000 in loans charged off. Due to the increase in loans receivable and increases in impaired loans and classified assets, along with loans charged off during the period, management determined in the prior period it was necessary to record a provision for loan losses of $75,000.
For the three months ended March 31, 2006, non-interest income decreased by $404,800, or 43.1%, from the prior year comparable period. This resulted primarily from a decrease of $406,200, or 113.0%, in other non-interest income due to decreases in gain on the sale of real estate owned, profit on real estate activity and an increased write-off on an affordable housing project. In addition, income from the increase in the cash surrender value of bank-owned life insurance (BOLI) decreased by $10,400. The decrease of $49,100 in mortgage banking activities is the result of decreases in profit on loan sales of $267,100 partially offset by a decrease to the mortgage banking provision of $141,000 and an increase of $77,000 to net loan servicing income in the current period. The increase in loan servicing income is attributable to an increase in the volume of loans serviced for others along with a slowdown in the amortization of mortgage loan servicing rights that resulted from increasing market interest rates and decreased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The origination of these types of loans has slowed in current periods.
Service and other fees increased by $60,900, or 28.1%, in the current period, primarily due to increases in savings account fee income.
Non-interest expense for the three months ended March 31, 2006 increased by $510,400, or 10.7%, from the prior year comparable period. This was primarily the result of an increase in other non-interest expense of $432,400, or 38.0% that resulted from increases in advertising, outside services and stationery, printing and supplies. The increase in compensation and benefits of $108,200, or 3.9%, was the result of increased staffing, incentive bonuses paid, and salary and wage adjustments.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The federal income tax provision for the three-month period ended March 31, 2006 decreased to an effective rate of 30.5% for the current period from an effective rate of 31.5% for the prior year comparable period.

RESULTS OF OPERATIONS	Nine months ended March 31, 2006,
compared to nine months ended
March 31, 2005.
The Company’s net income for the nine months ended March 31, 2006 was $3,645,700 as compared to $4,002,500 for the prior year comparable period. This represents a decrease of $356,800, or 8.9%, when compared with the prior year comparable period.
Net interest income for the nine months ended March 31, 2006 increased by $2,847,500, or 16.5%, as compared to the prior year comparable period. This resulted from an increase of $8,698,900, or 27.6%, in interest income and an increase of $5,851,400, or 41.0%, in interest expense. The increase in interest income resulted primarily from an increase of $63.7 million in the average balance of interest-earning assets in the current period. The increase in the average balance of interest-earning assets along with an increase of 86 basis points in the return on interest-earning assets resulted in an overall increase to interest income of $8,698,900 in the current period. The average balance on interest-bearing liabilities increased by $57.3 million, while the average cost of funds on interest-bearing liabilities increased by 70 basis points in the current period. This resulted in an overall increase in interest expense of $5,851,400.
For the nine months ended March 31, 2006, a provision for loan losses of $646,300 was recorded, while a provision for loan losses of $211,000 was recorded in the prior year comparable period.
During the nine months ended March 31, 2006, the Company experienced an increase in loans receivable of $65.3 million, an increase in the level of non-accruing loans of $2.0 million, an increase in classified assets of $3.2 million, and had $363,000 in loans charged off. Due to increases in loans receivable, non-accruing loans, classified assets and loans charged off during the period, management determined it was necessary to record a provision for loan losses of $646,000 in the current period. During the nine months ended March 31, 2005, the Company experienced an increase in loans receivable of $36.4 million, an increase in the level of non-accruing loans of $0.7 million, a decrease in classified assets of $0.4 million, and had $137,000 in loans charged off. Due to increases in loans receivable, non-accruing loans and loans charged off during the period, management determined in the prior period it was necessary to record a provision for loan losses of $211,000.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued

	March 31,	June 30,
	2006	2005
	(Dollars in thousands)

Non-accruing loans (1) :
Real estate	$13,755	$11,750

Accruing loans which are contractually past due 90 days or more:
Real estate	$400	$608

Total non-accrual and 90 days past due loans	$14,155	$12,358

Ratio of non-performing loans to total loans	1.95%	1.85%

Other non-performing assets (2)	$1,673	$1,319

Total non-performing assets	$15,828	$13,677

Total non-performing assets to total assets	1.77%	1.66%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and loans greater than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.
At June 30, 2005, non-accruing loans included current loans to borrowers who had filed for bankruptcy protection. At March 31, 2006, these loans were excluded from non-accruing loans. Accounting for this change, the Company experienced an increase in the level of non-accruing loans of $3.4 million in the nine month period.
The increase in non-accrual loans from June 30, 2005 to March 31, 2006 is attributable to poor current local and economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to Real Estate Owned, or charged-off.
Of the $13,755,000 of non-accrual loans at March 31, 2006, $7,002,000 were individually identified as impaired. All of these loans are collateralized by various forms of nonresidential real estate or residential construction loans. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluation of the underlying collateral included a

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves discounting the original appraised values of the real estate to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well-secured. Since these impaired loans share common risk characteristics, we aggregate these loans and apply a loss factor based on our historical experience, adjusted for the risk factors identified above. This process resulted in reserves of $739,305 established for impaired loans at March 31, 2006. This compares to $558,281 in reserves established for these loans based on this process at June 30, 2005. Additionally, we established specific loss reserves based on specific information about underlying collateral related to these loans at March 31, 2006 of $150,000. This compares to specific reserves of $245,030 at June 30, 2005.
The remaining balance represents homogeneous one-to-four family loans. These loans are subject to the classification process described on pages 7 and 8 of our Annual Report on Form 10-K. The loss allocations applied to adversely classified loans are based on our historical loss experience, adjusted for environmental factors such as local economic conditions and changes in interest rates. Additionally, the loss allocations consider the potential that the value of this collateral may erode during the foreclosure process. Through this process, at March 31, 2006, we established general loss reserves for these loans of $664,939. This compares to general loss reserves for these loans of $481,312 at June 30, 2005. We also establish specific reserves for these loans to the extent such losses are identifiable. At March 31, 2006, we established specific reserves of $103,953 related to these loans. This compares to specific reserves of $150,000 for these loans at June 30, 2005.
Classified assets are loans identified with an inherent weakness and serves as an early warning tool in identifying the risk of loss. Classification categories include Substandard, Doubtful and Loss.
Loans in the substandard classification are inadequately protected by the current net worth and payment capacity of the obligor or of the value of the collateral pledged. Substandard assets have a well defined weakness based upon objective evidence and contain a distinct possibility of loss if deficiencies are not corrected.
Loans in the doubtful classification have all weaknesses inherent in those of substandard classification and these weaknesses make collection or liquidation in full on the basis of current existing facts, conditions and values, highly questionable and improbable.
Loans in the loss classification are considered uncollectible and of such little value that their continuance as assets is not warranted.
Substantially all loans reported as classified assets at March 31, 2006 and June 30, 2005 were classified as substandard.
Following is a schedule detailing the performing status of our reported classified assets at March 31, 2006 and and June 30, 2005.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued

	March 31, 2006
		More than
		90 days
	Performing	and accruing	Nonaccrual	Total
One-to-four family residential	$426,869	$—	$4,774,481	$5,201,350
Home equity line of credit	$784,646	$—	$1,978,862	$2,763,508
Multi-family residential	$—	$—	$21,300	$21,300
Commercial real estate	$141,000	$—	$2,559,536	$2,700,536
Land	$—	$—	$255,910	$255,910
Residential construction	$—	$399,900	$4,165,400	$4,565,300

Total classified real estate loans	$1,352,515	$399,900	$13,755,489	$15,507,904
Non real estate loans	$59,890	$—	$—	$59,890
	$1,412,405	$399,900	$13,755,489	$15,567,794

	June 30, 2005
		More than
		90 days
	Performing	and accruing	Nonaccrual	Total
One-to-four family residential	$923,355	$150,577	$3,169,450	$4,243,382
Home equity line of credit	$541,189	$—	$1,768,463	$2,309,652
Multi-family residential	$319,393	$—	$—	$319,393
Commercial real estate	$1,210,406	$167,520	$3,186,442	$4,564,368
Land	$141,651	$—	$276,427	$418,078
Residential construction	$—	$—	$526,000	$526,000

Total classified real estate loans	$3,135,994	$318,097	$8,926,782	$12,380,873
Non real estate loans	$—	$—	$—	$—
	$3,135,994	$318,097	$8,926,782	$12,380,873

For the nine months ended March 31, 2006, non-interest income decreased by $608,600, or 24.5%, from the prior year comparable period. This resulted primarily from a decrease of $595,000, or 98.7%, in other non-interest income due to decreases in gain on the sale of real estate owned, profit on real estate activity and an increased write-off on an affordable housing project. Service and other fees increased by $203,700, or 34.9%, in the current period, primarily due to increases in savings account fee income, along with loan late charge and prepayment fee income. In addition, income from the increase in the cash surrender value of bank-owned life insurance increased by $32,300.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The decrease of $249,600 in mortgage banking activities is the result of decreases in profit on loan sales of $453,300 and an increase in the mortgage banking provision of $58,000, partially offset by an increase of $261,700 to net loan servicing income in the current period. The increase in loan servicing income is attributable to an increase in the volume of loans serviced for others along with a slowdown in the amortization of mortgage loan servicing rights that resulted from increasing market interest rates and decreased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The origination of these types of loans has slowed in current periods.
Non-interest expense for the nine months ended March 31, 2006 increased by $2,426,000, or 17.7%, from the prior year comparable period. This was primarily the result of an increase in compensation and benefits of $1,270,800, or 16.2%, as the result of increased staffing, incentive bonuses paid, and salary and wage adjustments. Office occupancy and equipment increased $231,700, or 9.0%, due to increases in office rental expenses. The increase of $923,500, or 28.4%, in other non-interest expense was attributable to increases in advertising, outside services and stationery, printing and supplies.
The federal income tax provision for the nine-month period ended March 31, 2006 decreased to an effective rate of 29.8% for the current period from an effective rate of 31.2% for the prior year comparable period.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity measures its ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, purchase securities, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments in a cost-effective manner. Our primary source of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans, repurchase agreements, and advances from the Federal Home Loan Bank of Cincinnati (“FHLB”). While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and local competition.
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

Part II Other Information

Item 1.	Legal Proceedings. N/A

Item 2.	Unregistered sale of Equity Securities and Use of Proceeds.
	(a)	N/A
	(b)	N/A
	(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended March 31, 2006:

			(c) Total
			Number of
			Shares
			Purchased as	(d) Maximum Number
	(a) Total		Part of	of Shares that May
	Number of	(b) Average	Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
January 1 through January 31, 2006	2,600	$11.00	2,600	268,228

February 1 through February 28, 2006	2,626	$10.47	2,626	265,602

March 1 through March 31, 2006	—	—	—	265,602

Total	5,226	$10.73	5,226
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

PVF Capital Corp. (Registrant)
Date: May 8, 2006	/s/ C. Keith Swaney
C. Keith Swaney
President, Chief Operating Officer and Treasurer (Only authorized officer and Principal Financial Officer)