Form 10-Q/A
period 2006-03-31
PVF CAPITAL CORP
filed 2006-06-05
CIK 928592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
Amendment 1

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

PVF Capital Corp. (Registrant)
Date: June 2, 2006	/s/ C. Keith Swaney
C. Keith Swaney
President, Chief Operating Officer and Treasurer (Only authorized officer and Principal Financial Officer)