Form 10-K
period 2006-06-30
PVF CAPITAL CORP
filed 2006-09-13
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-24948
PVF Capital Corp.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1659805

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30000 Aurora Road, Solon, Ohio	44139

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 248-7171
Securities registered pursuant to Section 12(b) of the Act

Title of each class Common Stock (par value $.01 per share)	Name of each exchange on which registered NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐      Accelerated filer   ☑      Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company. Yes ☐   No ☑
The registrant’s voting stock is listed on the Nasdaq Capital Market under the symbol “PVFC.” The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $64,864,258 based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Small Cap MarketSM as of December 31, 2005 ($10.59 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.
As of September 1, 2006, the Registrant had 7,717,448 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2006. (Parts II and IV)
     2. Portions of Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

PART I
Item 1. Business
General
     PVF Capital Corp. (“PVF” or the “Company”) is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”). PVF owns and operates Park View Federal Savings Bank, PVF Service Corporation (“PVFSC”), a real estate subsidiary, and Mid Pines Land Company (“MPLC”), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary, currently inactive, and two other subsidiaries chartered for future operation, but which are also currently inactive. Park View Federal is a federal stock savings bank operating through seventeen offices located in Cleveland and surrounding communities. PVF also created PVF Capital Trust I for the sole purpose of issuing trust preferred securities. Park View Federal has operated continuously for 86 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF Capital Corp’s main office is located at 30000 Aurora Road, Solon, Ohio 44139 and its telephone number is (440) 248-7171.
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
     The Bank derives its income principally from interest earned on loans and, to a lesser extent, loan servicing and other fees, gains on the sale of loans and interest earned on investments. The Bank’s principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, Federal Home Loan Bank advances and other borrowings, repayments of outstanding loans, sales of loans and operating revenues. The business of PVF consists primarily of the business of the Bank.
     Park View Federal is subject to examination and comprehensive regulation by the Office of Thrift Supervision (the “OTS”) and the Bank’s savings deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”), which is administered by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is a member of and owns capital stock in the Federal Home Loan Bank (the “FHLB”) of Cincinnati, which is one of 12 regional banks in the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained and certain other matters. See “— Regulation of the Bank.”
Market Area
     The Bank conducts its business through seventeen offices located in Cuyahoga, Summit, Medina, Lorain, Lake, Portage and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. At June 30, 2006, over 90% of the Bank’s net loan portfolio and over 90% of the Bank’s deposits were in the Bank’s market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, Medina and Summit Counties, where demographic growth has been stronger.
     The economy in the Company’s market area has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of service, financial and wholesale and retail trade industries.

Lending Activities
Loan Portfolio Composition
     The Company’s loans receivable and loans receivable held for sale totaled $746.8 million at June 30, 2006, representing 82% of total assets at such date. It is the Company’s policy to concentrate its lending in its market area.
     Set forth below is certain data relating to the composition of the Company’s loan portfolio by type of loan on the dates indicated. As of June 30, 2006, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	At June 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans receivable held for investment:
One-to-four family residential	$174,575	23.72%	$148,956	22.55%	$128,210	20.99%	$139,774	24.22%	$158,334	28.24%
Home equity line of credit	94,450	12.83	97,692	14.79	83,505	13.67	67,822	11.75	53,349	9.52
Multifamily residential	45,716	6.21	33,505	5.07	38,777	6.35	40,942	7.10	43,439	7.75
Commercial	170,392	23.15	171,331	25.94	175,323	28.71	146,686	25.42	133,081	23.74
Commercial equity line of credit	34,064	4.63	31,875	4.83	38,113	6.24	34,081	5.91	22,872	4.08
Land	77,242	10.49	68,165	10.32	54,047	8.85	52,963	9.18	53,434	9.53
Construction — residential	84,146	11.43	75,460	11.42	70,833	11.60	73,160	12.68	64,960	11.59
Construction — multi-family	7,955	1.08	0	0.00	0	0.00	217	0.04	823	0.15
Construction — commercial	33,757	4.59	24,355	3.69	15,679	2.57	16,496	2.86	28,520	5.09
Non-real estate	21,824	2.96	17,300	2.62	13,951	2.29	11,761	2.04	8,460	1.50

	744,121	101.09	668,639	101.23	618,438	101.27	583,902	101.20	567,272	101.19

Deferred loan fees	(3,381)	(0.46)	(3,833)	(0.58)	(3,380)	(0.55)	(3,034)	(0.53)	(2,793)	(0.50)
Allowance for loan losses	(4,675)	(0.63)	(4,312)	(0.65)	(4,377)	(0.72)	(3,883)	(0.67)	(3,902)	(0.69)

Total other items	(8,056)	(1.09)	(8,145)	(1.23)	(7,757)	(1.27)	(6,917)	(1.20)	(6,695)	(1.19)

Total loans receivable, net	$736,065	100.00%	$660,494	100.00%	$610,681	100.00%	$576,985	100.00%	$560,577	100.00%

Loans receivable held for sale, net	$10,698		$9,060		$11,871		$33,604		$11,680

     The following table presents at June 30, 2006 the amounts of loan principal repayments scheduled to be received by the Company during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments and may cause the Bank’s actual repayment experience to differ from that shown below.

	Due During	Due After One
	the Year	Through Five	Due Five Years
	Ending	Years After	or More After
	June 30,	June 30,	June 30,
	2007	2006	2006
	(In thousands)
Real estate construction loans	125,858	0	0
Non-real estate loans	13,290	6,053	2,481

Total	$139,148	$6,053	$2,481

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
     Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family residential real estate loans in its market area. The Bank currently originates fixed-rate residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that reset after five or seven years, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 2006, $174.6 million, or 23.7%, of the Bank’s net loan portfolio consisted of single-family conventional mortgage loans, of which approximately $138.7 million, or 79.4%, carried adjustable interest rates. Included in this amount are $47.9 million in second mortgage loans. In addition, the Bank had $10.7 million in loans held for sale. These loans carry fixed rates and are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.
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
     Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank’s multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three to five years based upon changes in the Treasury Rate Index or Federal Home Loan Bank advance rate, plus a negotiated margin. In addition, the Bank makes revolving line of credit loans secured by mortgages on commercial and multi-family property. Said loans are adjustable-rate loans based on the prime interest rate and are made for terms of up to two years. These loans are underwritten using the same guidelines as for first mortgage, commercial and multi-family loans. Commercial real estate loans, including commercial equity lines of credit, and multi-family residential real estate loans amounted to $250.2 million, or 34.0%, of the Bank’s net loan portfolio at June 30, 2006.
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
     Construction Loans. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied single-family dwellings in the Bank’s market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Interest rates on residential construction loans made to the eventual occupant are set at competitive rates, and are usually fixed for the construction term. Interest rates on residential construction loans to builders are set at a variable rate based on the prime rate, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 24 months. Advances are generally paid directly to subcontractors and suppliers and are made on a percentage of completion basis. At June 30, 2006, $125.9 million, or 17.10%, of the Bank’s net loan portfolio consisted of construction loans.
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
     Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well known to the Bank, secures financial statements and generally obtains personal guarantees of such builders and developers. The Bank may also require feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to 80% of the appraised value. If land is being acquired, the amount of the loan to be used for such purposes is usually limited to 80% of the cost of the land. All of these loans originated are within the Bank’s market area. The Bank had $77.2 million, or 10.5%, of its net loan portfolio in land loans at June 30, 2006.
     Equity Line of Credit Loans. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5-year review and renewal option on owner occupied properties. In addition, such loans on non-owner occupied properties are for a term of 2 years, followed by a balloon payment. The rate adjusts monthly to a rate generally ranging from the prime lending rate to prime plus 2.0%. At June 30, 2006, the Bank had $94.5 million, or 12.8% of its net loan portfolio held for investment in home equity lines of credit.
     Commercial Non Real Estate Business Loans. The Bank will make commercial business loans secured by non-real estate assets such as accounts receivables, inventory, furniture and fixtures, equipment and certain intangible assets. Such loans are made on a limited basis (up to 5% of assets) to credit worthy customers of the Bank. The loans are made for up to 75% of the collateral value not to exceed $3.0 million for terms up to 10 years. The Bank generally requires the personal guarantee of all borrowers for such loans. At June 30, 2006, the Bank had $21.8 million, or 3.0%, of its net loan portfolio in commercial non real estate business loans.
Mortgage Banking Activity
     In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 2006, the Bank reported net loan servicing income of $0.6 million and at June 30, 2006 was servicing $776.4 million of loans for others. The Bank has been able to keep delinquencies on loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.
     In addition to loan servicing fees, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the amount loaned. The Bank typically receives fees in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. All loan origination fees are deferred and accreted into income over the contractual life of the loan according to the interest method of recognizing income. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.
     Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the Bank’s market area.
     At June 30, 2006 and 2005, the Bank had $10.7 million and $9.1 million, respectively, of fixed-rate single-family mortgage loans available for sale.
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

     The following table sets forth information with respect to the Bank’s nonperforming loans and other problem assets at the dates indicated.

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accruing loans (1):
Real estate	$15,456	$11,750	$10,633	$7,437	$7,805

Total	$15,456	$11,750	$10,633	$7,437	$7,805

Accruing loans which are contractually past due 90 days or more:
Real estate	$—	$608	$503	$275	$—

Total	$—	$608	$503	$275	$—

Total nonaccrual and 90 days past due loans	$15,456	$12,358	$11,136	$7,712	$7,805

Ratio of non-performing loans to total loans	2.08%	1.85%	1.80%	1.32%	1.38%

Other non-performing assets (2)	$817	$1,319	$70	$449$	564

Total non-performing assets	$16,273	$13,677	$11,206	$8,161	$8,369

Total non-performing assets to total assets	1.80%	1.66%	1.48%	1.10%	1.23%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and all loans greater than 90-days past due with a loan-to-value ratio greater than 65%.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.
     Following is a schedule detailing the length of time our non-accrual loans have been contractually past due along with detail as to the composition of non-accrual loans at June 30, 2006 and 2005.

	At June 30,
	2006				2005
	(Dollars in thousands)
	90 days	91 to	More than		90 days	91 to	More than
	or less	365 days	365 days	Total	or less	365 days	365 days	Total
One-to-four- residential	—	2,639	2,295	4,934	2,409	1,688	1,595	5,69
Home equity line of credit	22	1,560	1,071	2,653	124	—	1,644	1,768
Multi-family residential	—	—	21	21	—	—	21	21
Commercial real estate	—	1,289	1,684	2,973	332	1,454	1,732	3,518
Land	—	1,137	52	1,189	58	—	277	335
Residential construction	—	3,687	—	3,687	—	256	160	416

	22	10,311	5,123	15,456	2,923	3,398	5,429	11,750

     The increase in non-accrual loans and accruing loans which are contractually past due more than 90 days at June 30, 2006 and June 30, 2005 is attributable to poor current local and economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to Real Estate Owned, or charged-off.
     Of the $15,456,000 in non-accrual loans at June 30, 2006, $7,869,000 were individually identified as impaired. All of these loans are collaterized by various forms of non-residential real estate or residential construction loans. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluations of the underlying collateral include a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. The consideration involves discounting the original appraised values of the real estate to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, which includes an inspection of the property, we determined that despite difficult conditions, these loans are generally well-secured. Through this process, we established specific loss reserves related to these loans as of June 30, 2006 of $180,000. In addition, given the inherent risk related to estimating probable losses on these loans, we established additional reserves of $722,267.
     The remaining non-accrual loans with a balance totaling $7,587,000, represents homogeneous one-to-four family loans. The loss allocations applied to adversely classified loans are based on our historical loss experience, adjusted for environmental factors such as local economic conditions and changes in interest rates. Additionally, the loss allocations consider the potential that the value of this collateral may erode during the foreclosure process. Through this process, we established general loss reserves for these loans of $750,800. We also established specific reserves for these loans to the extent such losses are identifiable. At June 30, 2006 we established specific reserves of $78,900 related to these loans.
     Impaired loans represent non-accrual loans plus accruing loans ninety or more days past due in the nonresidential real estate and residential construction loan categories. Of these $2,972,100, are commercial real estate loans, and $4,876,000 are construction and land loans. At June 30, 2006, foreclosure proceedings had been initiated on loans in these categories with principal balances of $1,470,600 and $3,695,300 respectively. At June 30, 2006, impaired commercial real estate and construction and land loans have been past due on average 754 and 249 days, respectively. Foreclosure proceedings for these loans are subject to external factors, such as bankruptcy and other legal proceedings that may delay the disposition of the loan, but generally occur within a period of time ranging from 12 to 60 months from the time they are initiated until the loan is ultimately collected, transferred to Real Estate Owned, or charged-off.
     It is the Bank’s policy to not record into income partial interest payments. During the year ended June 30, 2006, gross interest income of $1,571,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the period. No interest on non-accruing loans was included in income.
     At June 30, 2006, non-accruing loans consisted of 81 loans totaling $15.5 million, and included 54 conventional mortgage loans aggregating $7.6 million, 5 land loans in the amount of $1.2 million, 9 construction loans in the amount of $3.7 million, 12 commercial loans in the amount of $3.0 million and 1 multifamily residential loan in the amount of $21,300. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.
     At June 30, 2006, the Company had no loans not disclosed on the preceding table, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accruing loans, accruing loans contractually past due 90 days or more or restructured loans.
     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 2006, the Bank had 6 real estate owned properties totaling $817,279.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as “substandard,” “doubtful”, or “loss,” if warranted. Assets classified as substandard or doubtful require the institution to establish additional general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention is required to be designated as “special mention.” The Bank has established an Asset Classification Committee, which is comprised of senior employees of the Bank and two outside Board members. The Asset Classification Committee meets quarterly to review the Bank’s loan portfolio and determine which loans should be placed on a “watch-list” of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See “Regulation of the Bank — Regulatory Capital Requirements.” OTS examiners may disagree with the insured institution’s classifications and amounts reserved. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS. At June 30, 2006, total non-accrual and 90 days past due loans and other non-performing assets were $16.3 million, of which amount approximately $15.5 million were classified as substandard. For additional information, see “— Non-Performing Loans and Other Problem Assets” and Note 4 of Notes to Consolidated Financial Statements.
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
     Our analysis of the allowance for loan losses considers changes in non-accrual loans and changes in probable loan losses as economic conditions deteriorate and the underlying collateral is subjected to an elongated foreclosure process.

     The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$4,312	$4,377	$3,883	$3,902	$3,520

Charge-offs:
Mortgage loans	462	176	113	19	204
Non-real estate (1)	1	0	19	—	2

Total charge-offs	463	176	132	19	206

Recoveries:
Mortgage loans	0	0	29	—	30
Non-real estate (1)	0	0	—	—	—

Total recoveries	0	0	29	—	30

Net charge-offs	463	176	103	19	176

Provision charged to income	826	111	597	—	558

Balance at end of year	$4,675	$4,312	$4,377	$3,883	$3,902

Ratio of net charge-offs during the year to average loans outstanding during the year	0.1%	0.0%	0.0%	0.0%	0.0%

(1)	Consists primarily of line of credit loans.

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,
	2006		2005		2004		2003		2002
		% of Loans in		% of Loans in		% of Loans in		% of Loans in		% of Loans in
		Category to		Category to		Category to		Category to		Category to
		Total Loans		Total Loans		Total Loans		Total Loans		Total Loans
	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding
	(Dollars in thousands)
Mortgage Loans:
One-to-four family residential (1)	$2,005	47.25%	$1,570	47.84%	$1,481	45.68%	$1,335	48.09%	$1,005	48.77%
Multi-family residential	271	7.22	207	5.07	195	6.27	269	7.05	261	7.80
Commercial	1,892	32.07	1,827	34.15	1,994	37.05	1,949	33.78	2,187	32.52
Land	436	10.50	360	10.32	474	8.74	294	9.07	366	9.42
Unallocated	—	0.00	164	0.00	—	0.00	19	—	—	—

Total mortgage loans	4,604	97.04%	4,128	97.38%	4,144	97.74	3,866	97.99	3,819	98.51

Non-real estate	71	2.96%	184	2.62%	233	2.26	17	2.01	83	1.49

Total allowance for loan losses	$4,675	100.00%	$4,312	100.00%	$4,377	100.00%	$3,883	100.00%	$3,902	100.00%

(1)	Consists of one-to-four family residential and home equity line of credit.

(2)	Construction loans are included with their respective property type.

Investment Activities
     Park View Federal’s investment policy currently allows for investment in various types of liquid assets, including United States Government and United States Government Sponsored Enterprise securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers’ acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal’s investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 2006 Park View Federal had investments in notes issued by the FHLB, mortgage-backed securities and FHLB of Cincinnati stock.
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
     The following table sets forth the carrying value of the Bank’s securities portfolio and FHLB of Cincinnati stock at the dates indicated. At June 30, 2006, the fair market value of the Bank’s securities portfolio was $83.1 million. All securities are held to maturity, but are callable prior to maturity.

	At June 30,
	2006	2005	2004
	(In thousands)
Investment securities:
U. S. Government Sponsored Enterprise Securities	58,000	57,500	27,500
Mortgage-backed securities	27,578	31,720	36,779

Total securities	85,578	89,220	64,279
FHLB of Cincinnati stock	11,955	11,316	10,819

Total investments	97,533	$100,536	$75,098

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s securities at June 30, 2006.

	At June 30, 2006
	One Year		One to Five		Five to Ten		More than
	or Less		Years		Years		Ten Years		Total Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield
	(Dollars in thousands)
U.S. Government Sponsored Enterprise Securities	$0	0.00%	$58,000	4.03%	$0	0.00%	$0	0.00%	$58,000	$57,257	4.03%
Mortgage-backed securities	554	6.00%	0	0.00%	0	0.00%	27,024	4.80%	27,578	25,762	4.82%

Total	$554	6.00%	$58,000	4.03%	$0	0.00%	$27,024	4.80%	$85,578	$83.019	4.29%

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
     The Bank’s deposits increased by $65.6 million for the fiscal year ended June 30, 2006 as compared to the fiscal year ended June 30, 2005. Deposit balances totaled $656.9 million, $591.2 million and $526.5 million at the fiscal years ended June 30, 2006, 2005, and 2004, respectively.
     Deposits in the Bank as of June 30, 2006 were represented by the various programs described below.

Weighted
Average				Percentage
Interest		Minimum	Balance	of Total
Rate	Category	Balance	(in thousands)	Deposits

2.25%	NOW accounts	$50	$39,565	6.02%
0.55%	Passbook statement accounts	5	35,194	5.36
4.55%	Money market accounts	1,000	60,900	9.27
0.00%	Non-interest-earning demand accounts	50	17,069	2.60

			$152,728	23.25

	Certificates of Deposit

4.59%	3 months or less	500	$239,180	36.41
4.41%	3 - 6 months	500	78,965	12.02
4.74%	6 - 12 months	500	123,580	18.81
4.30%	1 - 3 years	500	46,934	7.15
4.48%	More than three years	500	15,477	2.36

4.57%	Total certificates of deposit		$504,136	76.75

4.09%	Total deposits		$656,864	100.00%

     The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.

	For the Year Ended June 30,
	2006			2005			2004
	Interest-			Interest-			Interest-
	Bearing			Bearing			Bearing
	Demand	Savings	Time	Demand	Savings	Time	Demand	Savings	Time
	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits
	(Dollars in thousands)

Average balance	$71,791	$39,857	$485,755	$58,437	$45,513	$421,209	$61,930	$45,608	$373,575
Average rate paid	2.94%	0.51%	3.80%	1.03%	0.50%	2.92%	0.45%	0.50%	2.90%

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
     The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2006.

Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less	$38,761
Three through six months	36,791
Six through 12 months	64,759
Over 12 months	24,134

Total	$164,445

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the Federal Home Loan Bank of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $30 million and $200 million respectively. The REPO advance was drawn down $75.0 million at June 30, 2006, while the CMA was not drawn down at June 30, 2006. Advances from the FHLB of Cincinnati are secured by the Bank’s stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.
     The following table sets forth certain information regarding the Bank’s advances from the FHLB of Cincinnati for the periods indicated:

	At June 30,
	2006	2005	2004
	(In thousands)

Amounts outstanding at end of period	$95,000	$135,012	$135,040
Weighted average rate	4.95%	4.16%	3.96%
Maximum amount outstanding at any month end	$170,001	$180,033	$146,084
Approximate average outstanding balance	$154,215	$161,492	$127,020
Weighted average rate	4.45%	3.77%	4.12%
     In March 2006, Park View Federal entered into a $50 million repurchase agreement collaterized by $57.5 million in securities. At June 30, 2004, PVFCC formed a trust that issued $10.0 million of subordinated debentures. At June 30, 2006 PVFSC had a line of credit with an outstanding balance of $1.8 million, collateralized by real estate. See Note 9 of Notes to Consolidated Financial Statement for the terms of these borrowings.

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
     As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2006, Park View Federal was authorized to invest up to approximately $27.0 million in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.
     PVF has three active subsidiaries, Park View Federal, PVFSC and MPLC. PVFSC is engaged in the activities of land acquisition and real estate investment. PVF has three nonactive subsidiaries, PVF Community Development Corp., PVF Mortgage Corp. and PVF Holdings, Inc., which have been chartered for future activity.
     PVF Service Corporation. At June 30, 2006, PVFSC had a $0.25 million investment in a joint venture that owns real estate leased to the Bank for use as a branch office in Avon, Ohio. Also, at June 30, 2006, PVFSC had a $0.33 million investment in a joint venture for a new branch office location for our Mayfield office in Mayfield, Ohio. PVFSC also has an interest in Park View Plaza, a joint venture, which is a strip center in Cleveland, Ohio that includes our Lakewood branch office. PVFSC also has an interest in a joint venture containing a Title Company, PVF Title Services, LLC. In addition, PVFSC had a $4.9 million investment in office properties used by the Bank that includes the Corporate Center in Solon, Ohio, and branch offices in Bainbridge, Ohio and Chardon, Ohio. In March 2006, PVFSC obtained a Line of Credit loan for $4.0 million, with a drawn down balance at June 30, 2006 of $1.8 million, secured by its Corporate Center in Solon, Ohio.
     Mid Pines Land Company. At June 30, 2006, MPLC had an investment of $0.6 million in land adjacent to the Company’s Corporate Center in Solon, Ohio.
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
Employees
     As of June 30, 2006, PVF and its subsidiaries had 197 full-time employees and 33 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

Regulation of the Bank
     General. As a savings institution, Park View Federal is subject to extensive regulation by the OTS, and its deposits are insured by the Depositor Insurance Fund, which is administered by the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of DIF-insured savings institutions. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere herein. The discussion is qualified in its entirety by reference to the actual statutes and regulations involved.
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
     In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution’s allowances for loan and lease losses allowances, and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2006, Park View Federal had no equity investments for which OTS regulations require a deduction from total capital.
     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer, home equity and land loans, residential and nonresidential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. At June 30, 2006, the Bank’s risk-weighted assets were $780.2 million, and its total risk-based capital was $80.2 million, or 10.28% of risk-weighted assets.

     The table below presents the Bank’s capital position at June 30, 2006, relative to its various minimum regulatory capital requirements.

	At June 30, 2006
		Percent of
	Amount	Assets (1)
	(Dollars in Thousands)

Tangible Capital	$75,827	8.33%
Tangible Capital Requirement	13,662	1.50

Excess	62,165	6.83%

Tier 1/Core Capital	$75,827	8.33%
Tier 1/Core Capital Requirement	36,431	4.00

Excess	39,396	4.33%

Tier 1 Risk-Based Capital	$75,827	9.72%
Tier 1 Risk-Based Capital Requirement	31,208	4.00

Excess	44,619	5.72%

Risk-Based Capital	$80,241	10.28%
Risk-Based Capital Requirement	62,416	8.00

Excess	17,825	2.28%

(1)	Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.
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
     Federal Home Loan Bank System. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold specified amounts of capital stock in the FHLB of Cincinnati. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2006 of $12.0 million.

     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2006, the Bank had $95.0 million in advances outstanding from the FHLB of Cincinnati. See “— Deposit Activity and Other Sources of Funds — Borrowings.”
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
     To meet the QTL test, the institution must qualify as a domestic building and loan association under the Internal Revenue Code or the institution’s “Qualified Thrift Investments” must total at least 65% of “portfolio assets.” Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks. At June 30, 2006, the Bank qualified as a QTL.
     Uniform Lending Standards. Under OTS regulations, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) that have been adopted by the federal bank regulators.
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
     Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “DIF”). The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.
     The Bank’s total assessment paid for fiscal 2006 (including the Financing Corporation assessment) was $78,351. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.
     Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provided for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”
     Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio falls below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the Federal Deposit Insurance Corporation with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.
     The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the Federal Deposit Insurance Corporation was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.
     The consolidation of the Bank and Savings Association Insurance Funds into the Deposit Insurance Fund pursuant to the Act occurred on March 31, 2006. The Act also states that the Federal Deposit Insurance Corporation must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.
     At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Bank.
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
     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on transaction accounts of between $7.8 million and $48.3 million, plus 10% on the remainder. The first $7.8 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At June 30, 2006, Park View Federal met its reserve requirements.
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
     A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a BIF member with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the DIF at the rates prescribed for DIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.
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
     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).
     Acquisition of the Company. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire control of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.
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
     Beginning six months after the SEC determined that the PCAOB was able to carry out its functions, it became unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders, with which the Company is required to comply beginning with the Annual Report on Form 10-K for the fiscal year ending June 30, 2005. SOX requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Company’s internal control over financial reporting. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.
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
     The Bank’s federal income tax returns through June 30, 1999 were audited by the IRS. The years June 30, 2000 through June 30, 2005 are open to audit.
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
Executive Officers of the Registrant
     The following sets forth information with respect to the executive officers of the Company.

	Age as of
Name	September 3, 2006	Title

John R. Male	58	Chairman of the Board and Chief Executive Officer of the Company and the Bank

C. Keith Swaney	63	President and Chief Operating Officer of the Company and the Bank, Treasurer of the Company and Chief Financial Officer of the Bank

Jeffrey N. Male	57	Vice President and Secretary of the Company and Executive Vice President and Chief Lending Officer of the Bank
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

Item 1A. Risk Factors
     Certain interest rate movements may hurt earnings and asset value.
     Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate from 1.00% to 5.25%. While these short-term market interest rates (which are used as a guide to price the Bank’s deposits) have increased, longer-term market interest rates (which are used as a guide to price the Bank’s longer-term loans) have not. Although this “flattening” of the market yield curve has not had a negative impact on our interest rate spread and net interest margin to date, if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Conversely, if short-term interest rates decline and if rates on our loans and investments reprice downward faster than our rates on deposits, then we would also experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.
     Changes in interest rates also affect the value of the Bank’s interest-earning assets, and in particular the Bank’s securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.
     Strong competition within the Bank’s market area could hurt profits and slow growth.
     The Bank faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates. Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to increase loans and deposits. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide. Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Bank’s profitability depends upon its continued ability to compete successfully in its market area.
     The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
     Park View Federal is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. The Company also is subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Bank. The regulation and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in Company common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

     Our emphasis on construction and commercial real estate lending and land loans may expose us to increased lending risks.
     At June 30, 2006, we had $170.4 million in loans secured by commercial real estate, $125.9 million in real estate construction loans, which included $84.1 million in residential construction loans, $8.0 million in loans for the construction of multi-family properties and $33.8 million for the construction of commercial properties, and $77.2 million in loans secured by land. Commercial real estate loans, construction loans and land loans represented 23.2%, 17.1% and 10.5%, respectively, of our net loan portfolio. While commercial real estate, construction and land loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.
     The Company’s financial condition and results of operations are dependant on the economy in the Bank’s market area.
     The Bank’s market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. As of June 30, 2006, management estimates that more than 90% of deposits and 90% of loans came from its market area. Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Ohio could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
     Provisions in the Company’s certificate of incorporation and bylaws and statutory provisions could discourage a hostile acquisition of control.
     The Company’s Certificate of Incorporation and Bylaws contain certain provisions that could discourage nonnegotiated takeover attempts that certain stockholders might deem to be in their interests or through which stockholders might otherwise receive a premium for their shares over the then current market price and that may tend to perpetuate existing management. These provisions include: the classification of the terms of the members of the Board of Directors; supermajority provisions for the approval of certain business combinations; elimination of cumulative voting by stockholders in the election of directors; certain provisions relating to meetings of stockholders; and provisions allowing the Board of Directors to consider nonmonetary factors in evaluating a business combination or a tender or exchange offer. The provisions in the Company’s Certificate of Incorporation requiring a supermajority vote for the approval of certain business combinations and containing restrictions on acquisitions of the Company’s equity securities provide that the supermajority voting requirements or acquisition restrictions do not apply to business combinations or acquisitions meeting specified Board of Directors approval requirements. The Certificate of Incorporation also authorizes the issuance of 1,000,000 shares of preferred stock as well as additional shares of Common Stock up to a total of 15,000,000 outstanding shares. These shares could be issued without stockholder approval on terms or in circumstances that could deter a future takeover attempt.
     In addition, Ohio law provides for certain restrictions an acquisition of the Company, and federal banking laws contain various restrictions on acquisitions of control of savings associations and their holding companies.
     The Certificate of Incorporation, Bylaw and statutory provisions, as well as certain other provisions of state and federal law and certain provisions in the Company’s and the Bank’s employee benefit plans are employment agreements and change in control severance agreements, may have the effect of discouraging or preventing a future takeover attempt in which stockholders of the Company otherwise might receive a substantial premium for their shares over then current market prices.
Item 1B. Unresolved Staff Comments
     Not Applicable.
Item 2. Properties
     The following table sets forth the location and certain additional information regarding the Company’s offices at June 30, 2006.

	Year		Net Book	Owned or	Approximate
	Opened/	Total	Value at	Leased/	Square
Location	Acquired	Deposits	June 30, 2006	Expiration	Footage
	(Dollars in thousands)
Main Office:
30000 Aurora Road	2000	$31,533	$5,517	Owned	51,635
Solon, Ohio

Branch Offices:
2111 Richmond Road	1967	78,811	6	Lease	2,750
Beachwood, Ohio				3/31/09

413 Northfield Road	2002	47,714	227	Lease	3,084
Bedford, Ohio				10/31/12

11010 Clifton Boulevard	1974	26,324	37	Lease	1,550
Cleveland, Ohio				8/1/05

13901 Ridge Road	1999	61,931	0	Lease	3,278
North Royalton, Ohio				8/31/09

6990 Heisley Road	1994	44,200	14	Lease	2,400
Mentor, Ohio				10/25/08

1244 SOM Center Road	2004	44,960	123	Lease	2,200
Mayfield Heights, Ohio				6/30/14

497 East Aurora Road	1994	46,374	10	Lease	2,400
Macedonia, Ohio				9/30/09

8500 Washington Street	1995	43,386	623	Owned	2,700
Chagrin Falls, Ohio

408 Water Street	1998	29,541	489	Owned	2,800
Chardon, Ohio

3613 Medina Road	2000	26,522	0	Lease	2,440
Medina, Ohio				2/28/08

34400 Aurora Road	2000	30,398	41	Lease	3,000
Solon, Ohio				4/30/10

16909 Chagrin Boulevard	2000	32,906	71	Lease	2,904
Shaker Heights, Ohio				6/30/10

36311 Detroit Road	2002	43,298	182	Lease	3,375
Avon, Ohio				10/02/12

17780 Pearl Road	2002	38,467	116	Lease	3,500
Strongsville, Ohio				8/31/12

9305 Market Square Drive	2003	17,751	1,039	Owned	3,700
Streetsboro, Ohio

215 West Garfield Road	2005	12,748	63	Lease	4,700
Aurora, Ohio				8/31/10

     At June 30, 2006, the net book value of the Company’s premises, furniture, fixtures and equipment was $12.0 million. See Note 6 of Notes to Consolidated Financial Statements for further information.
     The Company also owns real estate in Solon, Ohio. See “Item 1. Business — Subsidiary Activities” for further information.
Item 3. Legal Proceedings
     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to its business. There are no material legal proceedings to which the Bank or PVF is a party or to which any of their property is subject.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities
     The information contained under the section captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2006 (the “Annual Report”) is incorporated herein by reference. For information regarding restrictions on the payment of dividends see “Item 1. Business — Regulation of the Bank — Dividend Limitations.”
     The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2006.

			(c)	(d)
			Total Number of	Maximum
	(a)		Shares Purchased	Number of Shares
	Total	(b)	as Part of	That May Yet Be
	Number of	Average	Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
April 2006
Beginning date: April 1	—	—	472,725	265,602
Ending date: April 30

May 2006
Beginning date: May 1	—	—	472,725	265,602
Ending date: May 31

June 2006
Beginning date: June 1	—	—	472,725	265,602
Ending date: June 30
Total	—	—	472,725	265,602
The shares were repurchased to a repurchase program renewed on July 25, 2005, pursuant to which the Board of Directors authorized the repurchase of up to 287,239 shares. The repurchase program was due to expire on July 30, 2006, but the Board of Directors extended the program through July 30, 2007 and authorized the repurchase of up to 265,602 shares.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The management of PVF Capital Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. PVF Capital Corp’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.
With the supervision and participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that PVF Capital Corp. maintained effective internal control over financial reporting as of June 30, 2006.
The Company’s independent registered public accounting firm, Crowe Chizek and Company LLC, has issued their report on management’s assessment of the company’s internal control over financial reporting. That report is included in the Annual Report incorporated herein by reference.

/s/ John R. Male Chairman of the Board and Chief Executive Officer	/s/ C. Keith Swaney President, Chief Operating Officer and Treasurer
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information contained under the sections captioned “Proposal I — Election of Directors” and Section 16(a) Beneficial Ownership Reporting Compliance in the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
     The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees.
Item 11. Executive Compensation
     The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation” and “— Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b)	The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors” and “Voting Securities and Principal Holders Thereof” of the Proxy Statement.
(c)	Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2006.

	(a)	(b)	(c)
Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding	plans (excluding securities
	warrants & rights(1)	options, warrants and rights	reflected in column (a))(1)

Equity compensation plans approved by security holders	558,474	8.77	183,228

Equity compensation plans not approved by security holders	—	—	—

Total	558,474	8.77	183,228

(1)	Adjusted for a 10% stock dividend paid on the Common Stock on September 1, 1997, a 50% stock dividend paid on the Common Stock on August 17, 1998, a 10% stock dividend paid on the Common Stock on September 7, 1999, a 10% stock dividend paid on the Company’s Common Stock on September 1, 2000, a 10% stock dividend paid on the Common Stock on August 31, 2001, a 10% stock dividend paid on the Common Stock on August 30, 2002, a 10% dividend paid on the Common Stock on August 29, 2003, a 10% dividend paid on the Common Stock on August 31, 2004 and a 10% dividend paid on the Common Stock on August 31, 2005.
Item 13. Certain Relationships and Related Transactions
     The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” of the Proxy Statement.
Item 14. Principal Accountant Fees and Services
     Information required by this item is incorporated herein by reference to the section captioned “Independent Auditors” in the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Report of Independent Registered Public Accounting Firm (incorporated by reference to the Annual Report)

Consolidated Financial Statements (incorporated by reference to the Annual Report)

		(a)	Consolidated Statements of Financial Condition, at June 30, 2006 and 2005

		(b)	Consolidated Statements of Operations for the Years Ended June 30, 2006, 2005 and 2004

		(c)	Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2006, 2005 and 2004

		(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2006, 2005 and 2004

		(e)	Notes to Consolidated Financial Statements.

2.	All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description

3.1	Articles of Incorporation, as amended and restated	**
3.2	Code of Regulations, as amended and restated	*
3.3	Bylaws, as amended and restated	****
4	Specimen Common Stock Certificate	*
10.1	Park View Federal Savings Bank Conversion Stock Option Plan †	*
10.2	PVF Capital Corp. 1996 Incentive Stock Option Plan †	*
10.3	Form of Severance Agreement between PVF Capital Corporation and each of John R. Male, C. Keith Swaney and Jeffrey N. Male †	**
10.4	Park View Federal Savings Bank Supplemental Executive Retirement Plan as amended and restated
10.5	PVF Capital Corp. 2000 Incentive Stock Option Plan and Deferred Compensation Plan†	***
13	PVF Capital Corp. Annual Report to Stockholders for the year ended June 30, 2006
14	Code of Ethics	****
21	Subsidiaries of the Registrant
23.1	Consent of Crowe Chizek and Company LLC
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-24948).

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003 (Commission File No. 0-24948).

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004 (Commission File No. 0-24948).

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2005 (Commission File No. 0-24948).

†	Management contract or compensory plan or arrangement.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.

September 8, 2006	By:	/s/ John R. Male

John R. Male Chairman of the Board of Directors and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Male	September 8, 2006

John R. Male Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ C. Keith Swaney	September 8, 2006

C. Keith Swaney President, Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Robert K. Healey	September 8, 2006

Robert K. Healey Director

/s/ Stanley T. Jaros	September 8, 2006

Stanley T. Jaros Director

/s/ Stuart D. Neidus	September 8, 2006

Stuart D. Neidus Director

/s/ Gerald A. Fallon	September 8, 2006

Gerald A. Fallon Director

/s/ Raymond J. Negrelli	September 8, 2006

Raymond J. Negrelli Director

/s/ Ronald D. Holman	September 8, 2006

Ronald D. Holman, II Director