Form 10-Q
period 2006-09-30
PVF CAPITAL CORP
filed 2006-11-09
CIK 928592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,723,436

(Class)	(Outstanding at November 6, 2006)

PVF CAPITAL CORP.

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	June 30,
	2006	2006
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$13,665,137	$6,614,171
Interest bearing deposits	866,761	1,804,098
Federal funds sold	9,028,000	11,320,000

Total cash and cash equivalents	23,559,898	19,738,269
Securities held to maturity (fair values of $58,190,340 and $57,256,642, respectively)	58,000,000	58,000,000
Mortgage-backed securities held to maturity (fair values of $25,884,170 and $25,761,813, respectively)	26,749,106	27,577,923
Loans receivable held for sale, net	11,099,398	10,698,064
Loans receivable, net of allowance of $4,442,428 and $4,674,681	738,929,556	736,064,995
Office properties and equipment, net	11,606,347	12,032,692
Real estate owned, net	439,648	817,279
Federal Home Loan Bank stock	12,128,200	11,955,000
Prepaid expenses and other assets	29,866,824	29,197,159

Total Assets	$912,378,977	$906,081,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$666,791,585	$656,864,201
Short-term advances from the Federal Home Loan Bank	64,000,000	75,000,000
Line of credit	0	1,772,871
Long-term advances from the Federal Home Loan Bank	20,000,000	20,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	20,000,000	10,000,000
Advances from borrowers for taxes and insurance	5,275,637	8,102,098
Accrued expenses and other liabilities	16,316,445	15,369,071

Total Liabilities	842,383,667	837,108,241

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,190,173 and 8,188,867 shares issued, respectively	81,902	81,889
Additional paid-in-capital	68,538,153	68,507,097
Retained earnings	5,212,402	4,221,301
Treasury Stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	69,995,310	68,973,140

Total Liabilities and Stockholders’ Equity	$912,378,977	$906,081,381

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Interest and dividend income
Loans	$14,322,005	$11,487,566
Mortgage-backed securities	331,737	359,011
Federal Home Loan Bank stock dividends	175,672	139,052
Securities	605,863	518,188
Fed funds sold and interest bearing deposits	123,216	78,730

Total interest income	15,558,493	12,582,547

Interest expense
Deposits	6,870,088	4,384,078
Short-term borrowings	825,366	211,439
Long-term borrowings	842,021	1,298,334
Subordinated debt	379,350	153,876

Total interest expense	8,916,825	6,047,727

Net interest income	6,641,668	6,534,820
Provision for loan losses	(160,000)	37,300

Net interest income after provision for loan losses	6,801,668	6,497,520

Noninterest income, net
Service and other fees	333,298	255,531
Mortgage banking activities, net	449,388	321,154
Increase in cash surrender value of bank owned life insurance	146,421	167,136
Other, net	17,228	35,356

Total noninterest income, net	946,335	779,177

Noninterest expense
Compensation and benefits	3,124,712	3,141,881
Office occupancy and equipment	861,790	1,036,225
Other	1,484,258	1,196,090

Total noninterest expense	5,470,760	5,374,196

Income before federal income tax provision	2,277,243	1,902,501

Federal income tax provision	714,148	550,900

Net income	$1,563,095	$1,351,601

Basic earnings per share	$0.20	$0.18

Diluted earnings per share	$0.20	$0.17

Dividends declared per common share	$0.074	$0.074

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Operating Activities
Net income	$1,563,095	$1,351,601
Adjustments to reconcile net income to net cash from operating activities Amortization of premium on mortgage-backed securities	7,943	20,386
Depreciation and amortization	449,637	459,932
Provision for losses on loans	(160,000)	37,300
Accretion of deferred loan origination fees, net	(413,028)	(358,375)
Gain on sale of loans receivable held for sale, net	(22,025)	(299,218)
Gain on disposal of real estate owned, net	(1,174)	0
Market adjustment for loans held for sale	(156,000)	0
Change in fair value of mortgage banking derivatives	(92,000)	67,000
Stock compensation	31,067	34,200
Federal Home Loan Bank stock dividends	(173,200)	(139,000)
Change in accrued interest on securities, loans, and borrowings, net	(462,771)	(145,944)
Origination of loans receivable held for sale, net	(20,642,366)	(37,374,523)
Sale of loans receivable held for sale, net	20,310,254	33,583,575
Net change in other assets and other liabilities	(1,886,176)	3,995,877

Net cash from operating activities	(1,646,744)	1,232,811

Investing Activities
Loan repayments and originations, net	(2,291,534)	(16,969,606)
Principal repayments on mortgage-backed securities held to maturity	820,873	1,922,151
Proceeds from sale of real estate owned	378,805	150,000
Additions to office properties and equipment, net	(23,291)	(486,225)

Net cash from investing activities	(1,115,147)	(15,383,680)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	(2,426,338)	(2,012,350)
Net increase in time deposits	12,353,722	10,599,565
Repayment of long-term Federal Home Loan Bank advances	0	(3,945)
Net increase (decrease) in short-term Federal Home Loan Bank advances	(11,000,000)	15,000,000
Proceeds from subordinated debentures	10,000,000	0
Repayment of line of credit, net	(1,772,871)	0
Repayment of note payment	0	(322,830)
Purchase of treasury stock	0	(119,432)
Proceeds from exercise of stock options	11,284	0
Stock repurchased and retired	(11,282)	0
Cash dividend paid	(570,995)	(522,685)

Net cash from financing activities	6,583,520	22,618,323

Net decrease in cash and cash equivalents	3,821,629	8,467,454

Cash and cash equivalents at beginning of period	19,738,269	11,090,076

Cash and cash equivalents at end of period	$23,559,898	$19,557,530

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$8,866,778	$6,031,673
Cash payments of income taxes	$0	$0

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$0	$150,000
See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2006 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2007. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.
Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment.” The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense will be recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results will not be restated. For the quarters ended September 30, 2006 and 2005, compensation expense of $31,067 in 2006 and $34,200 in 2005 were recognized in the income statement related to the vesting of previously issued awards. No income tax benefit was recognized related to this expense.
As of September 30, 2006, there was $364,943 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 3.7 years. All outstanding options are expected to vest.
The Company can issue incentive stock options and nonqualified stock options under the 1996 Plan and the 2000 Plan. Generally, for incentive stock options, one-fifth of the options awarded become exercisable on the date of grant and on each of the first four anniversaries of the date of grant.

Part I Financial Information
Item 1 Financial Statements
Nonqualified stock options are granted to directors and vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.
The aggregate intrinsic value of all options outstanding at September 30, 2006 was $1,148,576. The aggregate intrinsic value of all options that were exercisable at September 30, 2006 was $1,134,094.
A summary of the activity in the Plan is as follows:

	Three months ended
	September 30, 2006
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	558,474	$8.77
Forfeited	0	0
Exercised	(2,411)	4.65
Granted	0	0

Options outstanding, end of period	556,063	$8.79

Options exercisable, end of period	421,918	$7.96
The weighted average remaining contractual life of options outstanding as of September 30, 2006 was 5.2 years. The weighted average remaining contractual life of vested options outstanding as of September 30, 2006 was 4.3 years.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three months ended
	September 30,
	2006	2005
Proceeds from options exercised	$11,284	$0
Related tax benefit recognized	0	0
Intrinsic value of options exercised	$13,405	$0
There were no options granted during the three-month periods ended September 30, 2006 and 2005.

Part I Financial Information
Item 1
2. The following table discloses Earnings per Share for the three months ended September 30, 2006 and September 30, 2005

	Three months ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net Income	$1,563,095	7,716,795	$0.20	$1,351,601	7,719,026	$0.18

Effect of Stock Options		107,020	0.00		163,893	0.01

Diluted EPS
Net Income	$1,563,095	7,823,815	$0.20	$1,351,601	7,882,919	$0.17
There were 205,236 and 91,036 options not considered in the Diluted Earnings per Share calculation for the three-month period ended September 30, 2006 and 2005, respectively, because they were anti-dilutive.
3 . Mortgage Banking Activities: The Company services real estate loans for investors that are not included in the accompanying condensed consolidated financial statements. Mortgage servicing rights are established based on the fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the Consolidated Statements of Financial Condition under the caption “Prepaid expenses and other assets.”

	2006	2005
Servicing rights:
Beginning of period	$4,806,836	$5,001,474
Additions	200,804	357,064
Amortized to expense	(314,215)	(397,544)

End of period	$4,693,425	$4,960,994

Mortgage banking activities, net consist of the following:

	Three Months Ended
	September 30,
	2006	2005
Mortgage loan servicing fees	$493,578	$486,480

Amortization of mortgage loan servicing rights	(314,215)	(397,544)

Market adjustment for loans held for sale	156,000	0

Change in fair value of mortgage Banking derivatives	92,000	(67,000)

Gain on sales of loans	$22,025	$299,218

Mortgage banking activities, net	$449,388	$321,154

Part I Financial Information
Item 1
4. New accounting pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 07, 08, 106 and 132(R)”. SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management does not expect that the adoption of this standard will have a material effect on the Company’s financial statements since the Company does not have a defined benefit plan.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on Park’s financial statements.
In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At September 30, 2006, the Company owned no life insurance policies subject to endorsement split-dollar life insurance arrangements. Thus, management does not believe that the adoption of EITF Issue No. 06-4 will have a material impact on the Company’s financial statements.

Part I Financial Information
Item 1
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This SAB expresses the SEC’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management has not yet determined the impact of adoption of this Bulletin.

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 2006 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., PVF Community Development, and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
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
FINANCIAL CONDITION
During the three-month period ended September 30, 2006, the Company continued its strategy of expanding the loan portfolio, while maintaining sufficient liquidity to fund its cash flow needs. The Company seeks to fund loan growth and liquidity by generating deposits through its branch network. Deposit growth exceeded loan growth during the quarter, and the Company issued subordinated debentures during the period, resulting in an increase in cash and cash equivalents.
In addition, the Company continued the origination of fixed-rate, single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced.

Part I Financial Information
Item 2
FINANCIAL CONDITION continued
Consolidated assets of PVF were $912.4 million as of September 30, 2006, an increase of approximately $6.3 million, or 0.70%, as compared to June 30, 2006. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 9.15%, 11.31% and 11.88%, respectively, at September 30, 2006.
During the three months ended September 30, 2006, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $3.8 million, or 19.4%, as compared to June 30, 2006. The change in the Company’s cash and cash equivalents consisted of an increase in cash of $7.1 million and decreases in interest-bearing deposits and federal funds sold of $3.3 million.
Loans receivable, net, increased $2.9 million during the three months ended September 30, 2006. The increase in loans receivable included increases in single-family mortgage loans, commercial real estate loans, and non-real estate loans offset by decreases in multi-family loans, commercial equity line of credit loans, land loans, one-to-four family construction loans, commercial construction loans and home equity line of credit loans.
Following is a breakdown of loans receivable at September 30, 2006 and June 30, 2006:

	September 30,	June 30,
	2006	2006
Real estate mortgages:
One-to-four family residential	$180,857,367	$174,574,861
Home equity line of credit	92,935,511	94,449,845
Multi-family residential	45,472,099	45,715,780
Commercial	177,609,996	170,392,400
Commercial equity line of credit	32,922,987	34,063,990
Land	76,060,325	77,242,222
Construction — residential	79,351,235	84,146,125
Construction — commercial	36,756,114	41,712,042

Total real estate mortgages	721,965,634	722,297,265
Non-real estate loans	24,868,387	21,824,041

Total loans receivable	746,834,021	744,121,306
Net deferred loan origination fees	(3,462,037)	(3,381,630)
Allowance for loan losses	(4,442,428)	(4,674,681)

Loans receivable, net	$738,929,556	$736,064,995

The increase of $0.4 million in loans receivable held for sale is the result of timing differences between the origination and the sale of loans. The decrease of $0.8 million in mortgage backed securities is the result of principal payments received during the three-month period.
The decrease of $0.4 million in real estate owned is the result of the disposal of one single-family property.
Deposits increased by $9.9 million as the result of marketing efforts to promote savings products and management’s decision to offer competitive savings rates. Subordinated debentures increased by $10.0 million as the

Part I Financial Information
Item 2
FINANCIAL CONDITION continued
Company formed a trust that issued $10.0 million in trust preferred securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred securities. The Company used $6.0 million of the proceeds to increase its investment in Park View Federal Savings Bank and the balance was retained for other operational needs. The line of credit balance decreased by $1.8 million due to management’s decision to repay the balance in full while keeping the $4.0 million borrowing line open. Advances decreased by $11.0 million as a result of the repayment of short-term borrowings from the FHLB of Cincinnati. The decrease in advances from borrowers for taxes and insurance of $2.8 million is attributable to timing differences between the collection and payment of taxes and insurance. The increase in accrued expenses and other liabilities is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.
RESULTS OF OPERATIONS Three months ended September 30, 2006, compared to three months ended September 30, 2005.
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
The Company’s net income for the three months ended September 30, 2006 was $1,563,100 as compared to $1,351,600 for the prior year comparable period. This represents an increase of $211,500, or 15.6%, when compared with the prior year comparable period.
Net interest income for the three months ended September 30, 2006 increased by $106,800, or 1.6%, as compared to the prior year comparable period. This resulted from an increase of $2,975,900, or 23.7%, in interest income and an increase of $2,869,100, or 47.4%, in interest expense. The increase in net interest income resulted primarily from balance sheet growth in both interest-earning assets and interest-bearing liabilities and was partially offset by a decline of 22 basis points in the interest rate spread for the quarter ended September 30, 2006 as compared to the prior year comparable period.

Part I Financial Information
Item 2
RESULTS OF OPERATION continued
The following table presents comparative information for the quarters ended September 30, 2006 and 2005 regarding average balance and average yield and cost for interest-earning assets and interest-bearing liabilities. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.

	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Yld/Cost	Balance	Interest	Yld/Cost
Interest-earning assets

Loans (1)	$741,484	$14,322	7.73%	$675,812	$11,488	6.80%
Mortgage-backed securities	27,281	332	4.87%	30,988	359	4.63%
Investments	79,014	905	4.58%	77,850	736	3.78%

Total interest-earning Assets	847,779	15,559	7.34%	784,650	12,583	6.41%

Non-interest-earning assets	61,451			52,964

Total Assets	$909,230			$837,614

Interest-bearing liabilities

Deposits	$660,766	$6,870	4.16%	$593,403	$4,384	2.96%
Borrowings	131,113	1,667	5.09%	141,818	1,510	4.26%
Subordinated debt	20,000	380	7.60%	11,314	154	5.44%

Total interest-bearing liabilities	811,879	8,917	4.39%	746,535	6,048	3.24%

Non-interest-bearing liabilities	27,867			24,279

Total liabilities	$839,746			$770,814

Retained earnings	69,484			66,800

Total liabilities and R.E.	$909,230			$837,614

Interest Income		$6,642			$6,535

Interest Rate Spread			2.95%			3.17%

Yield on interest-earning assets			3.13%			3.33%

Interest-earning assets to interest-bearing liabilities	104.42%			105.11%

(1)	Non-accruing loans are included in the average loan balance for the periods.

Part I Financial Information
Item 2
RESULTS OF OPERATION continued
For the three months ended September 30, 2006, a reversal of provision for loan losses of $160,000 was recorded, while a provision for loan losses of $37,300 was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Reversals of provisions are recorded when the analysis supports an allowance less than the recorded amount. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.
During the three months ended September 30, 2006, the Company experienced decreases in the level of non-accruing loans and classified assets of $1.6 million and $1.4 million, respectively. Due to the decreases in non-accruing loans and classified assets during the period, management determined it was appropriate to record a reversal of provision for loan losses of $160,000 in the current period.
During the three months ended September 30, 2005, the Company experienced an increase in loans receivable of $17.1 million and had $121,000 in loans charged off. Management determined it was necessary to record a provision for loan losses in the prior period of $37,300 due to an increase in loans receivable and the recognition of specific loan losses.
The following table provides statistical measures of nonperforming assets.

	September 30,	June 30,
	2006	2006
	(Dollars in thousands)
Non-accruing loans (1) :
Real estate	$13,895	$15,456

Accruing loans which are contractually past due 90 days or more:
Real estate	$0	$0

Total non-accrual and 90 days past due loans	$13,895	$15,456

Ratio of non-performing loans to total loans	1.86%	2.08%

Other non-performing assets (2)	$440	$817

Total non-performing assets	$14,335	$16,273

Total non-performing assets to total assets	1.57%	1.80%

Part I Financial Information
Item 2
RESULTS OF OPERATION continued
(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and loans greater than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.
The levels of non-accruing loans at June 30, 2006 and September 30, 2006 are attributable to poor current local and economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to Real Estate Owned, or charged off.
Of the $13,895,000 of non-accruing loans at September 30, 2006, $6,825,000 was individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction loans. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves discounting the original appraised values of the real estate to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well-secured. Since these impaired loans share common risk characteristics, we aggregated the loans and applied a loss factor based on our historical experience, adjusted for the risk factors identified above. This process resulted in reserves of $502,479 established for impaired loans at September 30, 2006. This compares to $722,267 in reserves established for these loans based on this process at June 30, 2006. Additionally, we established specific loss reserves based on specific information about underlying collateral related to these loans at September 30, 2006 and June 30, 2006 of $180,000.
The remaining balance of non-accruing loans represents homogeneous one-to-four family loans. These loans are subject to the classification process described on page 9 of our Annual Report on Form 10-K. The loss allocations applied to adversely classified loans are based on our historical loss experience, adjusted for environmental factors such as local economic conditions and changes in interest rates. Additionally, the loss allocations consider the potential that the value of this collateral may erode during the foreclosure process. Through this process, at September 30, 2006, we established general loss reserves for these loans of $707,013. This compares to general loss reserves for these loans of $750,800 at June 30, 2006. We also established specific reserves for these loans to the extent such losses are identifiable. At September 30, 2006, we established no specific reserves related to these loans. This compares to specific reserves of $78,953 for these loans at June 30, 2006.

Part I Financial Information
Item 2
RESULTS OF OPERATION continued
Classified assets are loans identified with an inherent weakness and classification serves as an early warning tool in identifying the risk of loss. Classification categories include Substandard, Doubtful and Loss.
Loans in the Substandard classification are inadequately protected by the current net worth and payment capacity of the obligor or by the value of the collateral pledged. Substandard assets have a well-defined weakness based upon objective evidence and contain a distinct possibility of loss if deficiencies are not corrected.
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
Substantially all loans reported as classified assets at September 30, 2006 and June 30, 2006 were classified as Substandard.

Part I Financial Information
Item 2
RESULTS OF OPERATION continued
Following is a schedule detailing the performing status of our reported classified assets at September 30, 2006 and June 30, 2006.

	September 30, 2006
		More than
		90 days
	Performing	and accruing	Nonaccrual	Total
One-to-four family residential	$468,801	$0	$4,215,740	$4,684,541
Home equity line of credit	692,530	0	1,766,620	2,459,150
Multi-family residential	0	0	21,300	21,300
Commercial real estate	0	0	1,902,790	1,902,790
Land	994,305	0	238,642	1,232,947
Residential construction	175,000	0	3,287,450	3,462,450
Commercial construction	0	0	0	0

Total classified real estate loans	$2,330,636	$0	$11,432,542	$13,763,178
Non real estate loans	59,810	0	0	59,810

	$2,390,446	$0	$11,432,542	$13,822,988

	June 30, 2006
		More than
		90 days
	Performing	and accruing	Nonaccrual	Total
One-to-four family residential	$124,401	$0	$4,732,215	$4,856,616
Home equity line of credit	124,363	0	2,593,797	2,718,160
Multi-family residential	0	0	21,300	21,300
Commercial real estate	0	0	2,480,794	2,480,794
Land	0	0	1,188,660	1,188,660
Residential construction	175,000	0	3,687,350	3,862,350
Commercial construction	0	0	0	0

Total classified real estate loans	$423,764	$0	$14,704,116	$15,127,880
Non real estate loans	59,810	0	0	59,810

	$483,574	$0	$14,704,116	$15,187,690

For the three months ended September 30, 2006, non-interest income increased by $167,200, or 21.5%, from the prior year comparable period. This resulted primarily from increases of $128,200, or 39.9%, in mortgage banking

Part I Financial Information
Item 2
RESULTS OF OPERATION continued
activities and an increase of $77,800 in service and other fees. Service and other fees increased in the current period primarily due to increases in savings account fee income along with loan late charge fee income. Income from the increase in the cash surrender value of bank-owned life insurance (BOLI) decreased by $20,700. The increase of $128,200 in mortgage banking activities is the result of the reversal of a market valuation adjustment for loans held for sale of $156,000 in the current period, plus a positive change in fair value of mortgage banking derivatives of $92,000 in the current period compared to a negative change of $67,000 in the prior period. Additionally, net loan servicing income increased by $90,400 compared to the prior year comparable period. These increases were offset by a decrease in the gains on sales of loans of $277,200. The increase in loan servicing income is attributable to an increase in the volume of loans serviced for others along with a slowdown in the amortization of mortgage loan servicing rights that resulted from increasing market interest rates and decreased prepayment speed on loans serviced for others. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The origination of these types of loans has slowed in current periods.
Non-interest expense for the three months ended September 30, 2006 increased by $96,600, or 1.8%, from the prior year comparable period. This was primarily the result of an increase in other non-interest expense of $288,200, or 24.1%, that resulted from increases in advertising, contributions and real estate owned expense. The decrease of $174,400 in office occupancy and equipment is primarily the result of a reclassification of maintenance contracts on equipment and software to outside services from office occupancy and equipment in the current period.
The federal income tax provision for the three-month period ended September 30, 2006 increased to an effective rate of 31.4% for the current period from an effective rate of 29.0% for the prior year comparable period.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity measures its ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, purchase securities, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments in a cost-effective manner. Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans, repurchase agreements, and advances from the FHLB of Cincinnati. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and local competition.

Part I Financial Information
Item 2
RESULTS OF OPERATION continued
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
Part I Financial Information
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the Company’s interest rate risk position or any changes to how the Company manages its Asset/Liability position since June 30, 2006. This is attributable to the Company’s Asset/Liability Management policy of monitoring and matching the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities, while remaining short-term with the weighted-average maturity and re-pricing periods.
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

Part II Other Information
Item 1. Legal Proceedings. N/A
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “2006 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in the Company’s 2006 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered sale of Equity Securities and Use of Proceeds.
(a)	N/A

(b)	N/A

(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended September 30, 2006:

			(c) Total
			Number of
			Shares
			Purchased as
	(a) Total		Part of	(d) Maximum Number of
	Number of	(b) Average	Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1 through July 31, 2006	0	$0	0	265,602
August 1 through August 31, 2006	0	$0	0	265,602
September 1 through September 30,2006	0	$0	0	265,602
Total	0	$0	0
In August 2002, the Company announced a stock repurchase program to acquire up to 5% of the Company’s common stock. This plan was renewed for an additional year in August 2003, 2004, 2005 and 2006. The plan is renewable on an annual basis and will expire in August 2007, if not renewed.
Item 3. Defaults Upon Senior Securities. N/A
Item 4. Submission of Matters to a Vote of Security Holders. N/A
Item 5. Other Information. N/A
Item 6. (a)Exhibits
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

PVF Capital Corp. (Registrant)
Date: November 9, 2006	/s/ C. Keith Swaney
C. Keith Swaney
President, Chief Operating Officer and Treasurer (Only authorized officer and Principal Financial Officer)