Form 10-Q
period 2006-12-31
PVF CAPITAL CORP
filed 2007-02-09
CIK 928592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,727,928

(Class)	(Outstanding at February 2, 2007)

PVF CAPITAL CORP.

Part 1 Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	June 30,
	2006	2006
	unaudited
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$12,804,679	$6,614,171
Interest bearing deposits	1,129,677	1,804,098
Federal funds sold	14,651,000	11,320,000

Total cash and cash equivalents	28,585,356	19,738,269
Securities held to maturity (fair values of $57,923,125 and $57,256,642, respectively)	58,000,000	58,000,000
Mortgage-backed securities held to maturity (fair values of $27,012,789 and $25,761,813, respectively)	27,467,747	27,577,923
Loans receivable held for sale, net	12,939,986	10,698,064
Loans receivable, net of allowance of $4,652,018 and $4,674,681, respectively	730,126,283	736,064,995
Office properties and equipment, net	11,284,363	12,032,692
Real estate owned, net	361,175	817,279
Federal Home Loan Bank stock	12,311,600	11,955,000
Bank owned life insurance	21,691,557	16,339,385
Prepaid expenses and other assets	12,852,964	12,857,774

Total Assets	$915,621,031	$906,081,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$674,334,096	$656,864,201
Short-term advances from the Federal Home Loan Bank	54,000,000	75,000,000
Line of credit	0	1,772,871
Long-term advances from the Federal Home Loan Bank	20,000,000	20,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	20,000,000	10,000,000
Advances from borrowers for taxes and insurance	9,909,744	8,102,098
Accrued expenses and other liabilities	16,703,940	15,369,071

Total Liabilities	844,947,780	837,108,241

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,196,161 and 8,188,867 shares issued, respectively	81,962	81,889
Additional paid-in-capital	68,650,929	68,507,097
Retained earnings	5,777,507	4,221,301
Treasury Stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	70,673,251	68,973,140

Total Liabilities and Stockholders’ Equity	$915,621,031	$906,081,381

See accompanying notes to consolidated financial statements

Part 1 Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Interest and dividends income
Loans	$14,232,710	$12,131,020	$28,554,715	$23,618,586
Mortgage-backed securities	325,078	346,087	656,815	705,098
Federal Home Loan Bank stock dividends	181,012	166,025	356,684	305,077
Securities	657,251	569,368	1,263,114	1,087,556
Fed funds sold and interest bearing deposits	157,902	70,052	281,118	148,782

Total interest and dividends income	15,553,953	13,282,552	31,112,446	25,865,099

Interest expense
Deposits	7,244,260	4,823,211	14,114,348	9,207,289
Short-term borrowings	746,072	390,229	1,571,438	601,668
Long-term borrowings	844,571	1,293,161	1,686,592	2,591,495
Subordinated debt	391,611	169,284	770,961	323,160

Total interest expense	9,226,514	6,675,885	18,143,339	12,723,612

Net interest income	6,327,439	6,606,667	12,969,107	13,141,487

Provision for loan losses	252,000	257,000	92,000	294,300

Net interest income after provision for loan losses	6,075,439	6,349,667	12,877,107	12,847,187

Noninterest income, net
Service and other fees	311,421	255,217	644,719	510,748
Mortgage banking activities, net	284,655	141,628	734,043	462,782
Increase in cash surrender value of bank owned life insurance	205,751	145,440	352,172	312,576
Other, net	241,389	19,211	258,617	54,567

Total noninterest income, net	1,043,216	561,496	1,989,551	1,340,673

Noninterest expense
Compensation and benefits	3,158,328	3,078,325	6,283,040	6,220,206
Office occupancy and equipment	851,287	961,179	1,713,077	1,997,404
Other	1,475,237	1,403,320	2,959,495	2,599,410

Total noninterest expense	5,484,852	5,442,824	10,955,612	10,817,020

Income before federal income tax provision	1,633,803	1,468,339	3,911,046	3,370,840

Federal income tax provision	497,200	441,100	1,211,348	992,000

Net income	$1,136,603	$1,027,239	$2,699,698	$2,378,840

Basic earnings per share	$0.15	$0.13	$0.35	$0.31

Diluted earnings per share	$0.15	$0.13	$0.35	$0.30

Dividends declared per common share	$0.074	$0.074	$0.148	$0.148

See accompanying notes to consolidated financial statements

Part 1 Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Operating Activities
Net income	$2,699,698	$2,378,840
Adjustments to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	16,606	34,575
Depreciation and amortization	888,890	912,207
Provision for losses on loans	92,000	294,300
Accretion of deferred loan origination fees, net	(796,974)	(788,187)
(Gain) loss on sale of loans receivable held for sale, net	9,824	(413,865)
Gain on disposal of real estate owned, net	(227,922)	0
Market adjustment for loans held for sale	(156,000)	0
Change in fair value of mortgage banking derivatives	(254,000)	199,000
Stock compensation	141,502	151,560
Federal Home Loan Bank stock dividends	(356,600)	(305,000)
Change in accrued interest on securities, loans, and borrowings, net	(402,111)	(341,150)
Origination of loans receivable held for sale, net	(44,307,713)	(62,196,767)
Sale of loans receivable held for sale, net	41,802,399	59,944,171
Increase in cash surrender value of bank owned life insurance	352,172	312,576
Net change in other assets and other liabilities	3,507,660	6,487,400

Net cash from operating activities	3,009,431	6,669,660

Investing Activities
Loan repayments and originations, net	6,643,686	(40,616,148)
Principal repayments on mortgage-backed securities held to maturity	1,644,543	3,242,218
Mortgage-backed securities purchased	(1,550,973)	0
Acquisition of bank owned life insurance	(5,000,000)	0
Proceeds from sale of real estate owned	684,026	150,000
Additions to office properties and equipment, net	(140,561)	(276,184)

Net cash from investing activities	2,280,721	(37,500,114)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	3,529,710	4,032,856
Net increase in time deposits	13,940,185	9,933,701
Repayment of long-term Federal Home Loan Bank advances	0	(50,007,951)
Net increase (decrease) in short-term Federal Home Loan Bank advances	(21,000,000)	82,000,000
Proceeds from issuance of subordinated debentures	10,000,000	0
Net proceeds from (repayment of) line of credit	(1,772,871)	957,871
Repayment of notes payable	0	(1,400,780)
Purchase of treasury stock	0	(199,633)
Proceeds from exercise of stock options	115,903	90,639
Stock repurchased and retired	(113,500)	(87,009)
Cash dividends paid	(1,142,492)	(1,093,785)

Net cash from financing activities	3,556,935	44,225,909

Net increase in cash and cash equivalents	8,847,087	13,395,455

Cash and cash equivalents at beginning of period	19,738,269	11,090,076

Cash and cash equivalents at end of period	$28,585,356	$24,485,531

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$18,090,517	$12,678,924
Cash payments of income taxes	$1,630,000	$1,257,000

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$0	$676,735
See accompanying notes to consolidated financial statements

Part 1 Financial Information
Item 1
PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2006 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with U.S generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2007. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.
Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment.” The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense is being recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results were not restated. For the quarters ended December 31, 2006 and 2005, compensation expense of $110,435 and $117,360, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the six months ended December 31, 2006 and 2005, compensation expense of $141,502 and $151,560, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the three and six months ended December 31, 2006 and 2005, income tax benefits of $17,787 and $21,887, respectively, were recognized related to these expenses.
As of December 31, 2006, there was $443,816 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 4.1 years.
The Company can issue incentive stock options and nonqualified stock options under the 1996 Plan and the 2000 Plan. Generally, for incentive stock options, one-fifth of the options awarded become exercisable on the date of grant and on each of the first four anniversaries of the date of grant. The option period expires ten years from the date of grant, except for awards to individuals who own more than 10% of the Company’s outstanding stock. Awards to these individuals expire after five years from the date of grant.

Part 1 Financial Information
Item 1
Nonqualified stock options are granted to directors and vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.
The aggregate intrinsic value of all options outstanding at December 31, 2006 was $1,159,420. The aggregate intrinsic value of all options that were exercisable at December 31, 2006 was $1,159,420.
A summary of the activity in the plans is as follows:

	Six months ended
	December 31, 2006
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	558,474	$8.77
Forfeited	0	0
Exercised	(17,982)	6.45
Granted	66,775	10.82

Options outstanding, end of period	607,267	$9.06

Options exercisable, end of period	463,098	$8.36
The weighted average remaining contractual life of options outstanding as of December 31, 2006 was 5.5 years. The weighted average remaining contractual life of vested options outstanding as of December 31, 2006 was 4.6 years.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Proceeds from options exercised	$104,619	$90,639	$115,903	$90,639
Related tax benefit recognized	0	0	0	0
Intrinsic value of options exercised	$61,395	$71,737	$74,800	$71,737
The fair value for stock options granted during the six months ended December 31, 2006 and 2005, which consisted of multiple grants in November 2006 and November 2005 was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

	2006	2005
Expected average risk-free interest rate	4.56%	4.57%
Expected average life (in years)	9.14	9.72
Expected volatility	24.95%	31.56%
Expected dividend yield	2.74%	2.67%

Part 1 Financial Information
Item 1
The weighted average fair value of these grants was $2.83 in the six months ended December 31, 2006 and $3.69 in the six months ended December 31, 2005. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.
2. The following table discloses Earnings per Share for the three and six months ended December 31, 2006 and December 31, 2005

	Three months ended December 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS Net Income	$1,136,603	7,721,939	$0.15	$1,027,239	7,716,090	$0.13

Effect of Stock Options		107,189	0.00		131,820	0.00

Diluted EPS Net Income	$1,136,603	7,829,128	$0.15	$1,027,239	7,847,910	$0.13

	Six months ended December 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS Net Income	$2,699,698	7,719,641	$0.35	$2,378,840	7,717,843	$0.31

Effect of Stock Options		107,105	0.00		147,857	(0.01)

Diluted EPS Net Income	$2,699,698	7,826,746	$0.35	$2,378,840	7,865,700	$0.30
There were 272,011 options not considered in the diluted Earnings Per Share calculation for both the three and six month periods ended December 31, 2006, because they were anti-dilutive. There were 98,036 and 98,036 options not considered in the diluted Earnings Per Share calculation for the three and six month periods ended December 31, 2005, because they were anti-dilutive.

Part 1 Financial Information
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

	Six months ended
	December 31,
	2006	2005
Servicing rights:
Beginning of period	$4,806,836	$5,001,474
Additions	409,566	671,874
Amortized to expense	(647,352)	(729,695)

End of period	$4,569,050	$4,943,653

Mortgage banking activities, net consist of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Mortgage loan servicing fees	$487,641	$491,132	$981,219	$977,612

Amortization and impairment of mortgage loan servicing rights	$(333,137)	$(332,151)	$(647,352)	$(729,695)

Market adjustments for loans held for sale	—	—	$156,000	—

Change in fair value of mortgage banking derivatives	$162,000	$(132,000)	$254,000	$(199,000)

Gain (losses) on sales of loans	$(31,849)	$114,647	$(9,824)	$413,865

Mortgage banking activities, net	$284,655	$141,628	$734,043	$462,782

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

Part 1 Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the six-month period ended December 31, 2006 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, and PVF Holdings, Inc., PVF Community Development, and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
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
FINANCIAL CONDITION
During the six month period ended December 31, 2006, the Company experienced a soft local real estate market that resulted in a decline in loans receivable. The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the utilization of short-term borrowings. During the period, the Company used deposit growth, repayments of loans receivable, and proceeds from subordinated debentures to repay short-term Federal Home Loan Bank of Cincinnati (“FHLB”) advances, repay a line of credit, increase its investment in bank-owned life insurance (“BOLI”) and for other operational cash needs.
In addition, the Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced.

Part I Financial Information
Item 2
FINANCIAL CONDITION continued
Consolidated assets of PVF were $915.6 million as of December 31, 2006, an increase of approximately $9.5 million, or 1.1%, as compared to June 30, 2006. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 9.30%, 11.90% and 12.50%, respectively, at December 31, 2006.
During the six months ended December 31, 2006, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $8.8 million, or 44.8%, as compared to June 30, 2006. The change in the Company’s cash, cash equivalents and federal funds sold consisted of increases in cash and fed funds of $9.5 million and a decrease in interest-bearing deposits of $0.7 million.
Loans Receivable, net, decreased by $5.9 million, or 0.8%, during the six months ended December 31, 2006. The decrease in loans receivable included decreases in construction loans, land loans and equity line of credit loans offset by increases in single-family mortgage loans, commercial real estate loans, multi-family loans and non-real estate loans.
Following is a breakdown of loans receivable at December 31, 2006 and June 30, 2006:

	December	June
Real estate mortgages:
One-to-four family residential	$174,885,177	$174,574,861
Home equity line of credit	91,214,049	94,449,845
Multi-family residential	49,388,117	45,715,780
Commercial	188,964,619	170,392,400
Commercial equity line of credit	32,412,866	34,063,990
Land	75,929,813	77,242,222
Construction — residential	71,385,538	84,146,125
Construction — commercial	29,017,387	41,712,042

Total real estate mortgages	713,197,566	722,297,265
Non real estate loans	24,969,737	21,824,041

Total loans receivable	738,167,303	744,121,306
Net deferred loan origination fees	(3,389,002)	(3,381,630)
Allowance for loan losses	(4,652,018)	(4,674,681)

Loans receivable, net	$730,126,283	$736,064,995

The increase of $2.2 million in loans receivable held for sale is the result of timing differences between the origination and the sale of loans. The decrease of $0.1 million in mortgage-backed securities is the result of the purchase of $1.6 million in mortgage-backed securities offset by principal payments received during the six-month period.
The decrease of $0.5 million in real estate owned is the result of the disposal of one single-family property and one vacant parcel of land.

Part I Financial Information
Item 2
FINANCIAL CONDITION continued
The increase of $5.4 million, or 32.8%, in bank-owned life insurance is the result of the Bank increasing its investment by $5.0 million along with an increase to the cash surrender value of the investment
Deposits increased by $17.5 million as the result of marketing efforts to promote savings products and management’s decision to offer competitive savings rates. Subordinated debentures increased by $10.0 million as the Company formed a trust that issued $10.0 million in trust preferred securities. The Company issued subordinated debt to the trust in exchange for the proceeds of the trust preferred securities. The Company used $6.0 million of the proceeds to increase its investment in Park View Federal Savings Bank and the balance was retained for other operational needs. The line of credit balance decreased by $1.8 million due to management’s decision to repay the balance in full while keeping the $4.0 million borrowing line open. Advances decreased by $21.0 million as a result of the repayment of short-term borrowings from the FHLB. The increase in advances from borrowers for taxes and insurance of $1.8 million is attributable to timing differences between the collection and payment of taxes and insurance. The increase in accrued expenses and other liabilities of $1.3 million is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS Three months ended December 31, 2006, compared to three months ended December 31, 2005.
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
The Company’s net income for the three months ended December 31, 2006 was $1,136,600 as compared to $1,027,200 for the prior year comparable period. This represents an increase of $109,400, or 10.6%, when compared with the prior year comparable period.
Net interest income for the three months ended December 31, 2006 decreased by $279,200, or 4.2%, as compared to the prior year comparable period. This resulted from an increase of $2,271,400, or 17.1%, in interest income offset by an increase of $2,550,600, or 38.2%, in interest expense. The decrease in net interest income resulted from a decline of 34 basis points in the interest-rate spread for the quarter ended December 31, 2006 as compared to the prior year’s comparable period partially offset by balance sheet growth in both interest-earning assets and interest-bearing liabilities.
The following table presents comparative information for the three months ended December 31, 2006 and 2005 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS Continued

	December 31, 2006			December 31, 2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets

Loans	$745,278	$14,233	7.64%	$703,204	$12,131	6.90%
Mortgage-backed securities	26,669	325	4.87%	29,242	346	4.73%
Investments	81,688	995	4.87%	76,552	806	4.21%

Total interest-earning assets	853,635	15,553	7.29%	808,998	13,283	6.57%

Non-interest-earning assets	59,855			54,720

Total Assets	$913,490			$863,718

Interest-bearing liabilities

Deposits	$666,160	$7,244	4.35%	$598,391	$4,823	3.22%
Borrowings	125,521	1,591	5.07%	155,650	1,684	4.33%
Subordinated debt	20,000	391	7.83%	10,984	169	6.15%

Total interest-bearing liabilities	811,681	9,226	4.55%	765,025	6,676	3.49%

Non-interest-bearing liabilities	31,475			31,298

Total liabilities	$843,156			$796,323

Retained earnings	70,334			67,395

Total liabilities and R.E.	$913,490			$863,718

Net Interest income		$6,327			$6,607

Interest-rate spread			2.74%			3.08%

Yield on interest-earning assets			2.96%			3.27%

Interest-earning assets to interest-bearing liabilities	105.17%			105.75%

For the three months ended December 31, 2006, a provision for loan losses of $252,000 was recorded, while a provision for loan losses of $257,000 was recorded in the prior year comparable period. The Company uses a systematic approach to determine the adequacy of its loan loss allowance and the necessary provision for loan losses. The loan portfolio is reviewed and delinquent loan accounts are analyzed individually on a monthly basis with respect to payment history, ability to repay, probability of repayment, and loan-to-value percentage. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio. After reviewing current economic conditions, changes to the size and composition

Part I Financial Information
Item 2
RESULTS OF OPERATIONS Continued
of the loan portfolio, changes in delinquency status, levels of non-accruing loans, non-performing assets, and actual loan losses incurred by the Company, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.
During the three months ended December 31, 2006, the Company experienced a decrease in loans receivable of $8.8 million, a decrease in the level of non-accruing loans of $0.2 million and an increase in classified assets of $0.8 million, and had a net increase in specific loan loss allocations of $147,000, and $42,000 in loans charged off. Due to the increase in classified assets during the period, specific loan loss allocations, and loans charged off, management determined it was appropriate to record a provision for loan losses of $252,000 in the current period. During the three months ended December 31, 2005, the Company experienced an increase in loans receivable of $10.6 million, increases in the level of non-accruing loans and classified assets of $4.2 million and $2.0 million, respectively, and had $123,000 in loans charged off. Due to the increase in loans receivable, increases to non-accruing loans and classified assets during the period and loans charged off, management determined it was appropriate to record a provision for loan losses of $257,000 in the prior period.
The following table provides statistical measures of non performing assets:

	December 31,	June 30,
	2006	2006
	(Dollars in thousands)
Non-accruing loans (1):
Real estate	$13,654	$15,456

Accruing loans which are contractually
Past due 90 days or more:
Real estate	$1,640	$0

Total non-accrual and 90 days
Past due loans	$15,294	$15,456

Ratio of non-performing loans to total loans	2.07%	2.08%

Other non-performing assets (2)	$361	$817

Total non-performing assets	$15,655	$16,273

Total non-performing assets to total assets	1.71%	1.80%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and loans greater than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS Continued
Management evaluates individual circumstances surrounding nonperforming loans and makes a classification decision based on the probability of the collection of outstanding interest due. Included in this evaluation are specific circumstances related to the borrower, the marketability of the property and the loan to value ratio of the debt.
The levels of non-accruing loans at June 30, 2006 and December 31, 2006 are attributable to poor current local and economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to Real Estate Owned, or charged-off.
Of the $13,654,000 of non-accruing loans at December 31, 2006, $7,782,000 were individually identified as impaired. All of these loans are collateralized by various forms of nonresidential real estate or residential construction loans. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves discounting the original appraised values of the real estate to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well-secured. Through this process, we established specific loss reserves related to these loans outstanding at December 31, 2006 and June 30, 2006 of $180,000. In addition, given the inherent risk related to estimating probable losses on the loans, we established additional reserves of $760,200 and $722,267 at December 31, 2006 and June 30, 2006.
The remaining balance represents homogeneous one-to-four family loans. These loans are subject to the classification process described on page 9 of our Annual Report on Form 10-K. The loss allocations applied to adversely classified loans are based on our historical loss experience, adjusted for environmental factors such as local economic conditions and changes in interest rates. Additionally, the loss allocations consider the potential that the value of this collateral may erode during the foreclosure process. Through this process, at December 31, 2006, we established general loss reserves for these loans of $580,154. This compares to general loss reserves for these loans of $679,740 at June 30, 2006. We also establish specific reserves for these loans to the extent such losses are identifiable. At December 31, 2006, we established specific reserves related to these loans of $149,000. This compares to specific reserves of $78,953 for these loans at June 30, 2006.
Classified assets are loans identified with an inherent weakness and serves as an early warning tool in identifying the risk of loss. Classification categories include Substandard, Doubtful and Loss.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS Continued
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
Substantially all loans reported as classified assets at December 31, 2006 and June 30, 2006 were classified as substandard.
Following is a schedule detailing the performing status of our reported classified assets at December 31, 2006 and June 30, 2006.

	December 31, 2006
		More than
		90 days
	Performing	and accruing	Nonaccrual	Total
One-to-four family residential	$107,381	$0	$4,668,815	$4,776,196
Home equity line of credit	214,860	0	1,281,728	1,496,588
Multi-family residential	0	0	21,300	21,300
Commercial real estate	278,917	0	2,843,394	3,122,311
Land	1,378,440	0	398,878	1,777,318
Residential construction	175,000	0	3,008,450	3,183,450

Total classified real estate loans	$2,154,598	$0	$12,222,565	$14,377,163
Non real estate loans	48,760	0	0	48,760

	$2,203,358	$0	$12,222,565	$14,425,923

	June 30, 2006
		More than
		90 days
	Performing	and accruing	Nonaccrual	Total
One-to-four family residential	$124,401	$0	$4,732,215	$4,856,616
Home equity line of credit	124,363	0	2,593,797	2,718,160
Multi-family residential	0	0	21,300	21,300
Commercial real estate	0	0	2,480,794	2,480,794
Land	0	0	1,188,659	1,188,659
Residential construction	175,000	0	3,687,350	3,862,350

Total classified real estate loans	$423,764	$0	$14,704,115	$15,127,879
Non real estate loans	59,810	0	0	59,810

	$483,574	$0	$14,704,115	$15,187,689

For the three months ended December 31, 2006, non-interest income increased by $481,700, or 85.8%, from the prior year comparable period. This resulted from an increase in other net of $222,200, increases of $143,000 in mortgage

Part I Financial Information
Item 2
RESULTS OF OPERATIONS Continued
banking activities, an increase of $56,200 in service and other fees, and an increase in the cash surrender value of BOLI of $60,300.
The increase in other, net is primarily attributable to a gain on the sale of real estate owned. The increase in service and other fees is primarily the result of an increase in NOW account fee income.
The increase of $143,000 in mortgage banking activities resulted from a $162,000 positive change in the fair value of the contracts the Company uses to manage interest rate risk in the mortgage origination pipeline, compared to a $132,000 negative change in the fair value of these contracts in the prior year comparable period, partially offset by a decrease in profit on loan sales of $146,500. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The origination of these types of loans has slowed in current periods.
Non-interest expense for the three months ended December 31, 2006 increased by $42,000, or 0.8%, from the prior year comparable period. This resulted from an increase in other non-interest expense of $71,900, and an increase in compensation and benefits of $80,000, partially offset by a decrease in office occupancy and equipment of $109,900.
The increase in other non-interest expense was primarily the result of increases in advertising and franchise tax expense. In addition, compensation and benefits increased due to salary and wage adjustments. The decrease in office occupancy and equipment was attributable to a decrease in the cost of furniture and equipment in the current period.
The federal income tax provision for the three-month period ended December 31, 2006 increased to an effective rate of 30.4% for the current period from an effective rate of 30.0% for the prior year comparable period.
RESULTS OF OPERATIONS Six months ended December 31, 2006, compared to six months ended December 31, 2005.
The Company’s net income for the six months ended December 31, 2006 was $2,699,700 as compared to $2,378,800 for the prior year comparable period. This represents an increase of $320,900, or 13.5%, when compared with the prior year comparable period.
Net interest income for the six months ended December 31, 2006 decreased by $172,400, or 1.3%, as compared to the prior year comparable period. This resulted from an increase of $5,247,300, or 20.3%, in interest income and an increase of $5,419,700, or 42.6%, in interest expense. The decrease in net interest income resulted from a decline of 28 basis points in the interest-rate spread for the six months ended December 31, 2006 as compared to the prior year comparable period partially offset by balance sheet growth in both interest-earning assets and interest-bearing liabilities.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The following table presents comparative information for the six months ended December 31, 2006 and 2005 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities. Net interest income is affected by the interest-rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.

	December 31, 2006			December 31, 2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets

Loans	$743,381	$28,555	7.68%	$689,508	$23,619	6.85%
Mortgage-backed securities	26,975	657	4.87%	30,115	705	4.68%
Investments	80,351	1,900	4.73%	77,201	1,541	3.99%

Total interest-earning Assets	850,707	31,112	7.31%	796,824	25,865	6.49%

Non-interest-earning assets	60,653			53,842

Total Assets	$911,360			$850,666

Interest-bearing liabilities

Deposits	$663,463	$14,114	4.25%	$595,897	$9,207	3.09%
Borrowings	128,317	3,258	5.08%	148,734	3,194	4.29%
Subordinated debt	20,000	771	7.71%	11,149	323	5.79%

Total interest-bearing liabilities	811,780	18,143	4.47%	755,780	12,724	3.37%

Non-interest-bearing liabilities	29,699			27,805

Total liabilities	$841,479			$783,585

Retained earnings	69,881			67,081

Total liabilities and R.E.	$911,360			$850,666

Net interest income		$12,969			$13,141

Interest-rate spread			2.84%			3.12%

Yield on interest-earning assets			3.05%			3.30%

Interest-earning assets to interest-bearing liabilities	104.80%			105.43%

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the six months ended December 31, 2006, a provision for loan losses of $92,000 was recorded, while a provision for loan losses of $294,300 was recorded in the prior year comparable period. During the six months ended December 31, 2006, the Company experienced a decrease in loans receivable held for investment of $5.9 million. In addition, the level of classified assets and non-accruing loans decreased by $762,000 and $1.8 million, respectively. Despite decreases in loans receivable, classified assets and non-accruing loans, management determined it was necessary to record a provision for loan losses in the current period due to specific loan loss allocations. During the six months ended December 31, 2005, the Company experienced an increase in loans held for investment of $40.4 million. In addition, the level of classified assets increased by $95,000. Management determined it was necessary to record a provision for loan losses in the prior period due to increases in loans receivable held for investment, specific loan loss allocations, and an increase in classified assets.
For the six months ended December 31, 2006, non-interest income increased by $648,900, or 48.4%, from the prior year comparable period. This resulted from an increase in other, net of $204,000, increases of $271,300 in mortgage banking activities, an increase of $134,000 in service and other fees, and an increase in the earnings on BOLI of $39,600.
The increase in other, net is primarily attributable to a gain on the sale of real estate owned. The increase in service and other fees is primarily the result of an increase in NOW account fee income.
The increase of $271,300 in mortgage banking activities resulted from a $254,000 positive change in the fair value of the contracts the Company uses to manage interest rate risk in the mortgage origination pipeline, compared to a $199,000 negative change in fair value of these contracts in the prior year comparable period, as well as a recovery of a $156,000 market adjustment for loans held for sale in the current period. Additionally, net loan servicing income increased $86,000 during the period. These gains were partially offset by a decrease in profit on loan sales of $423,700. During these periods, PVF pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The origination of these types of loans has slowed in current periods.
Non-interest expense for the six months ended December 31, 2006 increased by $138,600, or 1.3%, from the prior year comparable period. This resulted from an increase in other non-interest expense of $360,100, an increase in compensation and benefits of $62,800, and a decrease in office occupancy and equipment of 284,300.
The increase in other non-interest expense was primarily the result of increases in advertising, outside services, real estate owned and franchise tax expense. In addition, compensation and benefits increased due to salary and wage adjustments. The decrease in office occupancy and equipment was attributable to a decrease in the cost of furniture and equipment in the current period.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The federal income tax provision for the six-month period ended December 31, 2006 increased to an effective rate of 31.0% for the current period from an effective rate of 29.4% for the prior year comparable period.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity measures its ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, purchase securities, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments in a cost-effective manner. Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans, repurchase agreements, and advances from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and local competition.
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
Part I Financial Information
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk management is essential in operating a financial services company effectively and successfully. Risks inherent to in the financial services industry include credit, operational, interest rate, market, and liquidity risk. Credit risk involves the risk of uncollectible due amounts on loans. Operational risk is the risk of fraud, legal and compliance issues, processing errors, technology and disaster recovery, and breaches in business continuation and internal controls. Changes in interest rates affecting net interest income are interest rate risk. Market risk is the risk that a financial institutions earnings and capital are adversely affected by movements in market rates and prices. The inability to fund obligations due to investors, borrowers, and depositors is liquidity risk. The primary risks are credit risk and market risk.
During the three and six month periods ended December 31, 2006 competitive local market demand for deposits has resulted in an increase to the Bank’s cost of funds, while the yield on interest earning assets has remained stable, resulting in a slight decrease in interest rate spread. There have been no significant changes to the Company’s interest rate risk position or any changes to how the Company manages its Asset/Liability position since June 30, 2006. This is attributable to the Company’s Asset/Liability Management policy of monitoring and matching the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities, while remaining short-term with the weighted-average maturity and re-pricing periods.

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
Item 1A. Risk Factors
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

Part II Other Information

Item 2.	Unregistered sale of Equity Securities and Use of Proceeds.
(a)	N/A

(b)	N/A

(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended December 31, 2006:

			(c) Total
			Number of
			Shares
			Purchased as	(d) Maximum Number
	(a) Total		Part of	of Shares that May
	Number of	(b) Average	Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1 through October 31, 2006	9,583	$10.67	0	265,602

November 1 through November 30, 2006	0	$0	0	265,602

December 1 through December 31,2006	0	$0	0	265,602

Total	9,583	$10.67	0	265,602

In August 2002, the Company announced a stock repurchase program to acquire up to 5% of the Company’s common stock. This plan was renewed for an additional year in August 2006. The plan is renewable on an annual basis and will expire in August 2007, if not renewed.

Item 3.	Defaults Upon Senior Securities. N/A

Item 4.	Submission of Matters to a Vote of Security Holders.
The Company’s Annual Meeting of Stockholders was held on October 23, 2006. A total of 7,318,214 shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.
Stockholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:

	Votes in Favor
Nominee	of election	Votes Withheld
Robert K. Healey	6,546,915	771,299
Stuart D. Neidus	6,542,927	775,287
C. Keith Swaney	6,543,200	775,014
Gerald A. Fallon	6,520,837	797,377
The following directors continued in office with terms ending October 2007.
John R. Male
Stanley T. Jaros
Raymond J. Negrelli
Ronald D. Holman, II

Part II Other Information
Proposal to ratify the appointment of Crowe Chizek and Company LLC as independent certified public accountants of the Company for the fiscal year ending June 30, 2007.

Votes For	Votes against	Abstain	Not Voting
7,222,597	52,273	43,343	-0-

Item 5.	Other Information. N/A

Item 6.	(a) Exhibits

The following exhibits are filed herewith:
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)
Date: February 9, 2007	/s/ C. Keith Swaney
C. Keith Swaney
President, Chief Operating Officer and Treasurer (Only authorized officer and Principal Financial Officer)