Form 10-Q
period 2007-03-31
PVF CAPITAL CORP
filed 2007-05-10
CIK 928592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,727,928

(Class)	(Outstanding at May 4, 2007)

PVF CAPITAL CORP.

Part 1 Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,
	2007	June 30,
	unaudited	2006
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$12,332,109	$6,614,171
Interest bearing deposits	1,596,415	1,804,098
Federal funds sold	11,806,000	11,320,000

Total cash and cash equivalents	25,734,524	19,738,269
Securities held to maturity (fair values of $58,222,423 and $57,256,642, respectively)	58,000,000	58,000,000
Mortgage-backed securities held to maturity (fair values of $25,976,383 and $25,761,813, respectively)	26,669,904	27,577,923
Loans receivable held for sale, net	9,386,746	10,698,064
Loans receivable, net of allowance of $4,458,732 and $4,674,681, respectively	729,745,550	736,064,995
Office properties and equipment, net	10,958,639	12,032,692
Real estate owned, net	1,286,663	817,279
Federal Home Loan Bank stock	12,311,600	11,955,000
Bank owned life insurance	21,950,969	16,339,385
Prepaid expenses and other assets	11,508,663	12,857,774

Total Assets	$907,553,258	$906,081,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$667,025,203	$656,864,201
Short-term advances from the Federal Home Loan Bank	57,000,000	75,000,000
Line of credit	275,000	1,772,871
Long-term advances from the Federal Home Loan Bank	20,000,000	20,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	20,000,000	10,000,000
Advances from borrowers for taxes and insurance	5,441,299	8,102,098
Accrued expenses and other liabilities	16,488,797	15,369,071

Total Liabilities	836,230,299	837,108,241

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,202,765 and 8,188,867 shares issued, respectively	82,028	81,889
Additional paid-in-capital	68,696,034	68,507,097
Retained earnings	6,382,044	4,221,301
Treasury Stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	71,322,959	68,973,140

Total Liabilities and Stockholders’ Equity	$907,553,258	$906,081,381

See accompanying notes to consolidated financial statements

Part 1 Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Interest and dividends income
Loans	$13,719,522	$13,127,758	$42,274,237	$36,746,344
Mortgage-backed securities	336,611	337,758	993,426	1,042,856
Federal Home Loan Bank stock dividends	193,528	164,769	550,212	469,846
Securities	665,237	583,273	1,928,351	1,670,829
Fed funds sold and interest bearing deposits	149,738	114,092	430,856	262,874

Total interest and dividends income	15,064,636	14,327,650	46,177,082	40,192,749

Interest expense
Deposits	7,136,797	5,287,576	21,251,145	14,494,865
Short-term borrowings	748,245	1,249,879	2,319,683	1,851,547
Long-term borrowings	826,653	673,496	2,513,245	3,264,991
Subordinated debt	389,154	180,621	1,160,115	503,781

Total interest expense	9,100,849	7,391,572	27,244,188	20,115,184

Net interest income	5,963,787	6,936,078	18,932,894	20,077,565

Provision for loan losses	(1,000)	352,000	91,000	646,300

Net interest income after provision for loan losses	5,964,787	6,584,078	18,841,894	19,431,265

Noninterest income, net
Service and other fees	310,105	277,466	954,824	788,214
Mortgage banking activities, net	359,599	161,581	1,093,642	624,363
Increase in cash surrender value of bank owned life insurance	259,412	142,195	611,584	454,771
Other, net	55,103	(46,712)	313,720	7,855

Total noninterest income, net	984,219	534,530	2,973,770	1,875,203

Noninterest expense
Compensation and benefits	3,046,723	2,905,378	9,329,763	9,125,584
Office occupancy and equipment	847,396	819,959	2,560,473	2,817,363
Other	1,407,825	1,571,543	4,367,320	4,170,953

Total noninterest expense	5,301,944	5,296,880	16,257,556	16,113,900

Income before federal income tax provision	1,647,062	1,821,728	5,558,108	5,192,568

Federal income tax provision	469,658	554,844	1,681,006	1,546,844

Net income	$1,177,404	$1,266,884	$3,877,102	$3,645,724

Basic earnings per share	$0.15	$0.16	$0.50	$0.47

Diluted earnings per share	$0.15	$0.16	$0.49	$0.46

Dividends declared per common share	$0.074	$0.074	$0.222	$0.222

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Operating Activities
Net income	$3,877,102	$3,645,724
Adjustments to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	19,772	43,785
Depreciation and amortization	1,319,294	1,366,645
Provision for losses on loans	91,000	646,300
Accretion of deferred loan origination fees, net	(1,110,402)	(1,439,561)
(Gain) loss on sale of loans receivable held for sale, net	(180,661)	(438,147)
Gain on disposal of real estate owned, net	(236,242)	35,330
Market adjustment for loans held for sale	(156,000)	0
Change in fair value of mortgage banking derivatives	(254,000)	240,000
Stock compensation	186,655	185,845
Federal Home Loan Bank stock dividends	(356,600)	(469,700)
Change in accrued interest on securities, loans, and borrowings, net	(164,488)	(993,683)
Origination of loans receivable held for sale, net	(67,964,062)	(77,223,250)
Sale of loans receivable held for sale, net	68,955,891	79,150,591
Increase in cash surrender value of bank owned life insurance	611,584	454,771
Net change in other assets and other liabilities	(342,495)	1,763,458

Net cash from operating activities	4,296,348	6,968,108

Investing Activities
Loan repayments and originations, net	5,815,212	(65,469,924)
Principal repayments on mortgage-backed securities held to maturity	2,439,220	4,127,221
Mortgage-backed securities purchased	(1,550,973)	(500,000)
Acquisition of bank owned life insurance	(5,000,000)	0
Proceeds from sale of real estate owned	1,290,495	641,626
Additions to office properties and equipment, net	(245,241)	(372,299)

Net cash from investing activities	2,748,713	(61,573,376)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	2,567,641	11,701,799
Net increase in time deposits	7,593,361	24,914,925
Repayment of long-term Federal Home Loan Bank advances	0	(100,012,018)
Net increase (decrease) in short-term Federal Home Loan Bank advances	(18,000,000)	79,000,000
Repurchase agreement	0	50,000,000
Proceeds from issuance of subordinated debentures	10,000,000	0
Net proceeds from (repayment of) line of credit	(1,497,871)	1,057,871
Repayment of notes payable	0	(1,400,780)
Purchase of treasury stock	0	(255,742)
Proceeds from exercise of stock options	295,963	144,736
Stock repurchased and retired	(293,541)	(141,104)
Cash dividend paid	(1,714,359)	(1,664,696)

Net cash from financing activities	(1,048,806)	63,344,991

Net increase in cash and cash equivalents	5,996,255	8,739,723

Cash and cash equivalents at beginning of period	19,738,269	11,090,076

Cash and cash equivalents at end of period	$25,734,524	$19,829,799

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$27,180,960	$20,386,919
Cash payments of income taxes	$2,328,000	$1,845,000

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$1,523,636	$960,427
See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1
PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2006 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2007. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.
Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment.” The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense is being recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results were not restated. For the quarters ended March 31, 2007 and 2006, compensation expense of $45,153 and $34,285, respectively, was recognized in the income statement related to the vesting of previously issued awards. For the nine months ended March 31, 2007 and 2006, compensation expense of $186,655 and $185,845, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the nine months ended March 31, 2007 and 2006, income tax benefits of $17,787 and $21,887, respectively, were recognized related to these expenses.
As of March 31, 2007, there was $398,663 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 3.8 years.
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
The aggregate intrinsic value of all options outstanding at March 31, 2007 was $1,878,672. The aggregate intrinsic value of all options that were exercisable at March 31, 2007 was $1,757,002.
A summary of the activity in the plans is as follows:

	Nine months ended
	March 31, 2007
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	558,474	$8.77
Forfeited	0	0
Exercised	(41,328)	7.16
Granted	66,775	10.82

Options outstanding, end of period	583,921	$9.12

Options exercisable, end of period	439,752	$8.41
The weighted average remaining contractual life of options outstanding as of March 31, 2007 was 5.4 years. The weighted average remaining contractual life of vested options outstanding as of March 31, 2007 was 4.6 years.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Proceeds from options exercised	$180,060	$54,097	$295,963	$144,736
Related tax benefit recognized	0	0	0	0
Intrinsic value of options exercised	$71,645	$66,209	$146,445	$137,946
The fair value for stock options granted during the nine months ended March 31, 2007 and 2006, which consisted of multiple grants in November 2006 and November 2005 was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

	2007	2006
Expected average risk-free interest rate	4.56%	4.57%
Expected average life (in years)	9.14	9.72
Expected volatility	24.95%	31.56%
Expected dividend yield	2.74%	2.67%

Part I Financial Information
Item 1
The weighted average fair value of these grants was $2.83 in the nine months ended March 31, 2007 and $3.69 in the nine months ended March 31, 2006. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.
2. The following table discloses Earnings per Share for the three and nine months ended March 31, 2007 and March 31, 2006.

	Three months ended March 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net Income	$1,177,404	7,727,488	$0.15	$1,266,884	7,714,921	$0.16
Effect of Stock Options		126,024	0.00		114,223	0.00

Diluted EPS
Net Income	$1,177,404	7,853,512	$0.15	$1,266,884	7,829,144	$0.16

	Nine months ended March 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net Income	$3,877,102	7,722,400	$0.50	$3,645,724	7,716,941	$0.47
Effect of Stock Options		113,411	(0.01)		136,645	(0.01)

Diluted EPS
Net Income	$3,877,102	7,835,811	$0.49	$3,645,724	7,853,586	$0.46
There were 109,536 and 109,536 options not considered in the diluted Earnings per Share calculation for the three and nine month periods ended March 31, 2007, respectively, because they were anti-dilutive. There were 205,236 and 205,236 options not considered in the diluted Earnings per Share calculation for the three and nine month periods ended March 31, 2006, because they were anti-dilutive.

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

	Nine Months Ended
	March 31,
	2007	2006
Servicing rights:
Beginning of period	$4,806,836	$5,001,474
Additions	656,150	867,999
Amortized to expense	(977,952)	(1,044,487)

End of period	$4,485,034	$4,824,986

Mortgage banking activities, net consist of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Mortgage loan servicing fees	$499,714	$493,091	$1,480,933	$1,470,703

Amortization and impairment of mortgage loan servicing rights	$(330,600)	$(314,792)	$(977,952)	$(1,044,487)

Market adjustments for loans held for sale	—	—	$156,000	—

Change in fair value of mortgage banking derivatives	$0	$(41,000)	$254,000	$(240,000)

Gain (losses) on sales of loans	$190,485	$24,282	$180,661	$438,147

Mortgage banking activities, net	$359,599	$161,581	$1,093,642	$624,363

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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 07, 08, 106 and 132(R)”. SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Management does not expect the adoption of SFAS 157 to have a material effect on the Company’s financial statements.

Part I Financial Information
Item 1
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of EITF Issue No. 06-04 to have a material effect on the financial statements as the Company has no endorsement split dollar arrangements.
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of SFAS No. 140”, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. SFAS No. 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective beginning July 1, 2007. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS Nos. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after July 1, 2007. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.

Part I Financial Information
Item 1
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard on July 1, 2008 will have a material impact on the Company’s financial statements.

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three- and nine-month periods ended March 31, 2007 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
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
FINANCIAL CONDITION
During the nine-month period ended March 31, 2007, the Company experienced a soft local real estate market that resulted in a decline in loans receivable. The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the utilization of short-term borrowings. During the period, the Company used deposit growth, repayments of loans receivable, and proceeds from subordinated debentures to repay short-term Federal Home Loan Bank of Cincinnati (“FHLB”) advances, repay a line of credit, increase its investment in bank-owned life insurance (“BOLI”) and for other operational cash needs.
In addition, the Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of

Part I Financial Information
Item 2
fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced.
Consolidated assets of PVF were $907.6 million as of March 31, 2007, an increase of approximately $1.5 million, or 0.2%, as compared to June 30, 2006. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 9.57%, 12.23% and 12.76%, respectively, at March 31, 2007.
During the nine months ended March 31, 2007, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $6.0 million, or 30.4%, as compared to June 30, 2006. The change in the Company’s cash, cash equivalents and federal funds sold consisted of increases in cash and fed funds of $6.2 million and a decrease in interest-bearing deposits of $0.2 million.
Loans receivable, net, decreased by $6.3 million, or 0.9%, during the nine months ended March 31, 2007. The decrease in loans receivable included decreases in construction loans, single-family mortgage loans and equity line of credit loans offset by increases in commercial real estate loans, multi-family loans and non-real estate loans. Residential construction and sales activity has slowed in the markets served by the Bank, resulting in decreasing balances for these loan types. The Bank has been able to grow commercial real estate and non-real estate loans by aggressively marketing to this segment of the market.
Following is a breakdown of loans receivable at March 31, 2007 and June 30, 2006:

	March 31,	June 30,
	2007	2006
Real estate mortgages:
One-to-four family residential	$165,756,237	$174,574,861
Home equity line of credit	89,200,457	94,449,845
Multi-family residential	49,304,252	45,715,780
Commercial	188,493,422	170,392,400
Commercial equity line of credit	30,523,909	34,063,990
Land	77,998,267	77,242,222
Construction – residential	71,800,693	84,146,125
Construction – commercial	34,271,424	41,712,042

Total real estate mortgages	707,348,661	722,297,265
Non-real estate loans	30,159,568	21,824,041

Total loans receivable	737,508,229	744,121,306
Net deferred loan origination fees	(3,303,948)	(3,381,630)
Allowance for loan losses	(4,458,732)	(4,674,681)

Loans receivable, net	$729,745,550	$736,064,995

The decrease of $1.3 million in loans receivable held for sale is the result of timing differences between the origination and the sale of loans. The decrease of $0.9 million in mortgage-backed securities is the result of the purchase of $1.6 million in mortgage-backed securities offset by principal payments received during the nine-month period.
The increase of $0.5 million in real estate owned is the result of the addition of three single-family properties and one vacant parcel of land totaling $1.2 million offset by the disposal of three single-family properties and two vacant parcels of land totaling $0.7 million.

Part I Financial Information
Item 2
The increase of $5.6 million, or 34.3%, in BOLI is the result of the Bank increasing its investment by $5.0 million along with an increase to the cash surrender value of the investment. Management views investments in BOLI to be an attractive way to deploy funds due to the tax-advantaged treatment of income on the policies.
Deposits increased by $10.2 million as the result of marketing efforts to promote savings products and management’s decision to offer competitive savings rates. Subordinated debentures increased by $10.0 million as the Company formed a trust that issued $10.0 million in trust preferred securities. The Company issued subordinated debt to the trust in exchange for the proceeds of the trust preferred securities. The Company used $6.0 million of the proceeds to increase its investment in Park View Federal Savings Bank and the balance was retained for other operational needs. The line of credit balance decreased by $1.5 million due to management’s decision to repay a portion of the balance. Advances decreased by $18.0 million as a result of the repayment of short-term borrowings from the FHLB. The decrease in advances from borrowers for taxes and insurance of $2.7 million is attributable to timing differences between the collection and payment of taxes and insurance. The increase in accrued expenses and other liabilities of $1.1 million is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

RESULTS OF OPERATIONS	Three months ended March 31, 2007, compared to three months ended March 31, 2006.
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
The Company’s net income for the three months ended March 31, 2007 was $1,177,400 as compared to $1,266,900 for the prior year comparable period. This represents a decrease of $89,500, or 7.1%, when compared with the prior year comparable period.
Net interest income for the three months ended March 31, 2007 decreased by $972,300, or 14.0%, as compared to the prior year comparable period. This resulted from an increase of $1,709,300, or 23.1%, in interest expense

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
offset by an increase of $737,000, or 5.1%, in interest income. The decrease in net interest income was attributable to a decline of 58 basis points in the interest-rate spread for the quarter ended March 31, 2007 as compared to the prior year comparable period partially offset by balance sheet growth in both interest-earning assets and interest-bearing liabilities. The decrease in interest-rate spread resulted from margin compression attributable to a flat yield curve.
The following table presents comparative information for the three months ended March 31, 2007 and 2006 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities.

	March 31, 2007			March 31, 2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets

Loans	$742,778	$13,720	7.39%	$721,317	$13,128	7.28%
Mortgage-backed securities	27,191	336	4.96%	28,048	338	4.82%
Investments	81,431	1,009	4.96%	79,208	862	4.36%

Total interest-earning assets	851,400	15,065	7.08%	828,573	14,328	6.92%

Non-interest-earning assets	57,107			53,515

Total Assets	$908,507			$882,088

Interest-bearing liabilities

Deposits	$663,862	$7,137	4.30%	$609,973	$5,288	3.47%
Borrowings	126,784	1,575	4.99%	167,808	1,923	4.58%
Subordinated debt	20,000	389	7.78%	11,149	181	6.49%

Total interest-bearing liabilities	810,646	9,101	4.49%	788,930	7,392	3.75%

Non-interest-bearing liabilities	26,912			26,077

Total liabilities	$837,558			$815,007

Retained earnings	70,949			67,081

Total liabilities and R.E.	$908,507			$882,088

Net Interest income		$5,964			$6,936

Interest-rate spread			2.59%			3.17%

Yield on interest-earning assets			2.80%			3.35%

Interest-earning assets to interest-bearing liabilities	105.03%			105.02%

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the three months ended March 31, 2007, a recovery in the provision for loan losses of $1,000 was recorded, while a provision for loan losses of $352,000 was recorded in the prior year comparable period. The provision for loan losses for the current period reflects changes management made to the analysis of the Bank’s allowance for loan losses in response to the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued late in 2006 and management’s judgments about the credit quality of the Bank’s loan portfolio. The purpose of the changes in methodology was to instill a disciplined, rigorous process for evaluating and accruing for specific loan loss situations while eliminating a pool-based approach to evaluating losses for classified loans. In management’s judgment, the pool-based approach resulted in an undesirable degree of imprecision in the loan loss estimation process. Under the revised approach management is evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, for pools of performing loans segregated by collateral type, management is applying a prudent loss factor based on our historical loss experience, adjusted for our subjective evaluation of the current environment. A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.
For the three months ended March 31, 2007, management applied the rigorous approach described above and determined that certain adversely classified loans were adequately collateralized. Based on this conclusion, management reversed amounts previously provided for loan losses, resulting in a slight recovery in the provision for loan losses for the period. In the prior year comparable period, the pool-based approach described above was applied and a substantial provision was made for loan losses based on an increase in classified loans.
For the three months ended March 31, 2007, non-interest income increased by $449,700, or 84.1%, from the prior year comparable period. This resulted from an increase of $198,000 in mortgage banking activities, an increase in earnings on the cash surrender value of BOLI of $117,200, an increase in other net of $101,800, and an increase of $32,700 in service and other fees.
The increase in other, net is primarily attributable to the decrease in the write-off of an investment in an affordable housing project. This investment is being written-off over the period during which the Bank is expected to receive federal income tax credits related to an investment in an affordable housing project. This investment is written-off on an effective yield method and will be written off in its entirety by December 31, 2007. The increase in service and other fees is primarily the result of an increase in loan late charge fee income.
The increase of $198,000 in mortgage banking activities resulted primarily from an increase in profit on loan sales of $166,200. During these periods, the Company pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
Non-interest expense for the three months ended March 31, 2007 increased by $5,100, or 0.1%, from the prior year comparable period. This resulted from an increase in compensation and benefits of $141,400, and an increase in office occupancy and equipment of $27,400, substantially offset by a decrease in other non-interest expense of $163,700.
The decrease in other non-interest expense was primarily the result of decreases in outside services and stationery, printing and supplies expenses and advertising. In addition, compensation and benefits increased due to salary and wage adjustments.
The federal income tax provision for the three-month period ended March 31, 2007 decreased to an effective rate of 28.5% for the current period from an effective rate of 30.5% for the prior year comparable period. The decrease in the effective rate in the current period is attributable to an increase in income on BOLI.

RESULTS OF OPERATIONS	Nine months ended March 31, 2007, compared to nine months ended March 31, 2006.
The Company’s net income for the nine months ended March 31, 2007 was $3,877,100 as compared to $3,645,700 for the prior year comparable period. This represents an increase of $231,400, or 6.3%, when compared with the prior year comparable period.
Net interest income for the nine months ended March 31, 2007 decreased by $1,144,700, or 5.7%, as compared to the prior year comparable period. This resulted from an increase of $5,984,300, or 14.9%, in interest income and an increase of $7,129,000, or 35.4%, in interest expense. The decrease in net interest income was attributable to a decline of 38 basis points in the interest-rate spread for the nine months ended March 31, 2007 as compared to the prior year comparable period partially offset by balance sheet growth in both interest-earning assets and interest-bearing liabilities. The decrease in interest-rate spread resulted from margin compression attributable to a flat yield curve and a soft local real estate market.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The following table presents comparative information for the nine months ended March 31, 2007 and 2006 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities. Net interest income is affected by the interest-rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.

	March 31, 2007			March 31, 2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets

Loans	$743,180	$42,274	7.58%	$700,111	$36,746	7.00%
Mortgage-backed securities	27,047	994	4.90%	29,426	1,043	4.73%
Investments	80,711	2,909	4.81%	77,870	2,404	4.12%

Total interest-earning Assets	850,938	46,177	7.24%	807,407	40,193	6.64%

Non-interest-earning assets	59,471			53,733

Total Assets	$910,409			$861,140

Interest-bearing liabilities

Deposits	$663,596	$21,251	4.27%	$600,589	$14,495	3.22%
Borrowings	127,806	4,833	5.04%	155,092	5,116	4.40%
Subordinated debt	20,000	1,160	7.73%	11,149	504	6.03%

Total interest-bearing liabilities	811,402	27,244	4.48%	766,830	20,115	3.50%

Non-interest-bearing liabilities	28,770			27,229

Total liabilities	$840,172			$794,059

Retained earnings	70,237			67,081

Total liabilities and R.E.	$910,409			$861,140

Net interest income		$18,933			$20,078

Interest-rate spread			2.76%			3.14%

Yield on interest-earning assets			2.97%			3.32%

Interest-earning assets to interest-bearing liabilities	104.87%			105.29%

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the nine months ended March 31, 2007, a provision for loan losses of $91,000 was recorded, while a provision for loan losses of $646,300 was recorded in the prior year comparable period. The provision for loan losses for the current nine-month period reflects changes management made in the third quarter of the fiscal year to the analysis of the Bank’s allowance for loan losses in response to the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued late in 2006 and management’s judgments about the credit quality of the Bank’s loan portfolio. The purpose of the changes in methodology was to instill a disciplined, rigorous process for evaluating and accruing for specific loan loss situations while eliminating a pool-based approach to evaluating losses for classified loans. In management’s judgment, the pool-based approach resulted in an undesirable degree of imprecision in the loan loss estimation process. Under the revised approach management is evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, for pools of performing loans segregated by collateral type, management is applying a prudent loss factor based on our historical loss experience, adjusted for our subjective evaluation of the current environment.
The following table provides statistical measures of non-performing assets:

	March 31,	June 30,
	2007	2006
	(Dollars in thousands)
Loans on non-accruing status (1):
Real estate mortgages:
One-to-four family residential	$3,927	$7,587
Commercial	2,325	2,972
Multi-family residential	—	21
Construction and land	8,415	4,876

Total loans on non-accrual status:	$14,667	$15,456

Ratio of non-performing loans to total loans	1.98%	2.08%

Other non-performing assets (2)	$1,287	$817

Total non-performing assets	$15,954	$16,273

Total non-performing assets to total assets	1.76%	1.80%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, and loans greater than 90 days past due. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The levels of non-accruing loans at June 30, 2006 and March 31, 2007 are attributable to poor current local and economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to Real Estate Owned, or charged off.
Of the $14.7 million of non-accruing loans at March 31, 2007, $10.7 million was individually identified as impaired. All of these loans are collateralized by various forms of nonresidential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well secured. Through this process, we established specific loss reserves related to these loans outstanding at March 31, 2007 of $539,000. At June 30, 2006, our approach to estimating losses on impaired loans differed somewhat. At that time, we applied a loss factor to pools of adversely classified loans. Specific loss reserves were established only to the extent that they were deemed necessary in addition to the pool-based loss allocation. Under this approach, we established a pool-based reserve of $722,267 for impaired loans as of June 30, 2006 and additional specific reserves of $180,000. As mentioned above, the pool-based approach applied at June 30, 2006 resulted in an undesirable lack of precision so we have adopted a more rigorous approach to identifying specific losses.
The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $169,000 for these loans as of March 31, 2007. As discussed above, our approach to estimating losses on these loans differed somewhat at June 30, 2006. At that time, we applied a loss factor to pools of adversely classified loans. Specific loss reserves were established only to the extent that they were deemed necessary in addition to the pool-based loss allocation. Under this approach, we established a pool-based reserve of $679,740 for non-performing one-to-four family loans as of June 30, 2006 and additional specific reserves of $78,953.
In the most recent quarter of the nine-month period ended March 31, 2007, management applied the rigorous approach described above and determined that certain adversely classified loans were adequately collateralized. Based on this conclusion, management reversed amounts previously provided for loan

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
losses, resulting in a smaller provision for loan losses compared to the prior year comparable period. In the prior year period, the pool-based approach described above was applied and a substantial provision was made for loan losses based on an increase in classified loans.
For the nine months ended March 31, 2007, non-interest income increased by $1,098,600, or 58.6%, from the prior year comparable period. This resulted from an increase in mortgage banking activities of $469,300, other, net of $305,900, service and other fees of $166,600, and in the cash surrender value of BOLI of $156,800.
The increase in other, net is primarily attributable to a gain on the sale of real estate owned. The increase in service and other fees is primarily the result of an increase in NOW account fee income.
The increase of $469,300 in mortgage banking activities resulted from a $494,000 positive change in the fair value of the contracts the Bank uses to manage interest rate risk in the mortgage origination pipeline, a reversal of a market value adjustment for loans held for sale of $156,000 and an increase of $76,800 in net servicing income, offset by a decrease in profit on loan sales of $257,500. During these periods, the Bank pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.
Non-interest expense for the nine months ended March 31, 2007 increased by $143,700, or 0.9%, from the prior year comparable period. This resulted from increases in compensation and benefits of $204,200, other non-interest expense of $196,400, and a decrease in office occupancy and equipment of $256,900.
The increase in other non-interest expense was primarily the result of increases in advertising, outside services, real estate owned and franchise tax expense. The decrease in office occupancy and equipment was attributable to a decrease in the cost of furniture and equipment in the current period. The federal income tax provision for the nine-month period ended March 31, 2007 increased to an effective rate of 30.2% for the current period from an effective rate of 29.8% for the prior year comparable period.

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
Part I Financial Information
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk management is essential in operating a financial services company effectively and successfully. Risks inherent in the financial services industry include credit, operational, interest rate, market and liquidity risk. Credit risk involves the risk of uncollectible due amounts on loans. Operational risk is the risk of fraud, legal and compliance issues, processing errors, technology and disaster recovery, and breaches in business continuation and internal controls. Changes in interest rates affecting net interest income are interest rate risk. Market risk is the risk that a financial institution’s earnings and capital are adversely affected by movements in market rates and prices. The inability to fund obligations due to investors, borrowers and depositors is liquidity risk. The primary risks are credit risk and market risk.
During the three- and nine-month periods ended March 31, 2007, competitive local market demand for deposits has resulted in an increase to the Bank’s cost of funds, while the yield on interest-earning assets has not increased at the same rate, resulting in a decrease in interest-rate spread. This compression of interest-rate spread is a function of the current, unusual shape of the yield curve. Currently short-term market interest rates are actually higher than long-term market interest rates. Our strategy in this environment is to keep the maturities of interest earning assets and interest-bearing liabilities short. Our efforts are focused on mitigating the impact of the shape of the yield curve on our interest-rate spread.

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

Part II Other Information continued
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
(a)	N/A

(b)	N/A

(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended March 31, 2007:

			(c) Total
			Number of
			Shares
			Purchased as	(d) Maximum Number
	(a) Total		Part of	of Shares that May
	Number of	(b) Average	Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January 1 through January 31, 2007	14,727	$10.62	0	265,602
February 1 through February 28, 2007	0	$0.00	0	265,602
March 1 through March 31,2007	2,015	$11.76	0	265,602

Total	16,742	$10.75	0	265,602
In August 2002, the Company announced a stock repurchase program to acquire up to 5% of the Company’s common stock. This plan was renewed for an additional year in August 2006. The plan is renewable on an annual basis and will expire in August 2007, if not renewed.
Item 3. Defaults Upon Senior Securities. N/A
Item 4. Submission of Matters to a Vote of Security Holders. N/A
Item 5. Other Information. N/A
Item 6. (a) Exhibits
     The following exhibits are filed herewith:
10.1	Severance Agreement, as amended, among PVF Capital Corp., Park View Federal Savings Bank, and John R. Male

10.2	Severance Agreement, as amended, among PVF Capital Corp., Park View Federal Savings Bank, and C Keith Swaney

10.3	Severance Agreement, as amended, among PVF Capital Corp., Park View Federal Savings Bank, and Jeffrey N. Male

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)

Date: May 8, 2007	/s/ C. Keith Swaney

C. Keith Swaney President, Chief Operating Officer and Treasurer (Only authorized officer and Principal Financial Officer)