Form 10-K
period 2007-06-30
PVF CAPITAL CORP
filed 2007-09-13
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007                     OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-24948
PVF Capital Corp.
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1659805

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30000 Aurora Road, Solon, Ohio	44139

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 248-7171
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock (par value $.01 per share)	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑
The registrant’s voting stock is listed on the Nasdaq Capital Market under the symbol “PVFC.” The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $63,093,282 based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Capital Market as of December 31, 2006 ($10.50 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.
     As of September 4, 2007, the Registrant had 7,763,524 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
Item 1. Business
General
     PVF Capital Corp. (“PVF” or the “Company”) is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”). PVF owns and operates Park View Federal Savings Bank, PVF Service Corporation (“PVFSC”), a real estate subsidiary, and Mid Pines Land Company (“MPLC”), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary, currently inactive, and two other subsidiaries chartered for future operation, but which are also currently inactive. Park View Federal is a federal stock savings bank operating through seventeen offices located in Cleveland and surrounding communities. Park View Federal has created a limited liability company, Crock LLC, that has taken title to property acquired through or in lieu of foreclosure. PVF also created PVF Capital Trust I and PVF Capital Trust II for the sole purpose of issuing trust preferred securities. Park View Federal has operated continuously for 87 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF Capital Corp’s main office is located at 30000 Aurora Road, Solon, Ohio 44139 and its telephone number is (440) 248-7171.
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
Pending Merger Agreement
     On July 24, 2007, United Community Financial Corp. (“United Community”), The Home Savings and Loan Company of Youngstown, Ohio (“Home Savings”), the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of the Company with and into United Community and the subsequent merger of the Bank with Home Savings.
     The Company’s shareholders will receive for each share owned $18.50 in cash, 1.852 shares of United Community common stock, or a combination of $9.25 cash and 0.926 shares of United Community common stock, subject to the requirement that 50% of the Company’s outstanding shares will be paid in stock and 50% in cash, via a pro ration formula described in the Merger Agreement. The consummation of the merger is subject to several closing conditions and obtaining regulatory approval and approval of the Company’s and United Community’s shareholders.
Market Area
     The Bank conducts its business through seventeen offices located in Cuyahoga, Summit, Medina, Lorain, Lake, Portage and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. At June 30, 2007, over 90% of the Bank’s net loan portfolio and over 90% of the Bank’s deposits were in the Bank’s market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, Medina and Summit Counties, where demographic growth has been stronger.
     The economy in the Company’s market area has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of service, financial and wholesale and retail trade industries.

Lending Activities
Loan Portfolio Composition
     The Company’s loans receivable and loans receivable held for sale totaled $728,322 million at June 30, 2007, representing 81% of total assets at such date. It is the Company’s policy to concentrate its lending in its market area.
     Set forth below is certain data relating to the composition of the Company’s loan portfolio by type of loan on the dates indicated. As of June 30, 2007, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans receivable held for investment:
One-to-four family residential	$163,298	22.89%	$174,575	23.72%	$148,956	22.55%	$128,210	20.99%	$139,774	24.22%
Home equity line of credit	85,093	11.93	94,450	12.83	97,692	14.79	83,505	13.67	67,822	11.75
Multifamily residential	48,101	6.74	45,716	6.21	33,505	5.07	38,777	6.35	40,942	7.10
Commercial	184,850	25.91	170,392	23.15	171,331	25.94	175,323	28.71	146,686	25.42
Commercial equity line of credit	33,208	4.66	34,064	4.63	31,875	4.83	38,113	6.24	34,081	5.91
Land	74,414	10.43	77,242	10.49	68,165	10.32	54,047	8.85	52,963	9.18
Construction — residential	63,316	8.88	84,146	11.43	75,460	11.42	70,833	11.60	73,160	12.68
Construction — multi-family	6,397	0.90	7,955	1.08	0	0.00	0	0.00	217	0.04
Construction — commercial	31,610	4.43	33,757	4.59	24,355	3.69	15,679	2.57	16,496	2.86
Non-real estate	30,455	4.27	21,824	2.96	17,300	2.62	13,951	2.29	11,761	2.04

	720,742	101.04	744,121	101.09	668,639	101.23	618,438	101.27	583,902	101.20

Deferred loan fees	(2,832)	(0.40)	(3,381)	(0.46)	(3,833)	(0.58)	(3,380)	(0.55)	(3,034)	(0.53)
Allowance for loan losses	(4,581)	(0.64)	(4,675)	(0.63)	(4,312)	(0.65)	(4,377)	(0.72)	(3,883)	(0.67)

Total other items	(7,413)	(1.04)	(8,056)	(1.09)	(8,145)	(1.23)	(7,757)	(1.27)	(6,917)	(1.20)

Total loans receivable, net	$713,329	100.00%	$736,065	100.00%	$660,494	100.00%	$610,681	100.00%	$576,985	100.00%

Loans receivable held for sale, net	$14,993		$10,698		$9,060		$11,871		$33,604

     The following table presents at June 30, 2007 the amounts of loan principal repayments scheduled to be received by the Company during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments and may cause the Bank’s actual repayment experience to differ from that shown below.

	Due During	Due After One
	the Year	Through Five	Due Five Years
	Ending	Years After	or More After
	June 30,	June 30,	June 30,
	2008	2007	2007
		(In thousands)
Real estate construction loans	$101,323	$0	$0
Non-real estate loans	17,394	11,630	1,431

Total	$118,717	$11,630	$1,431

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
     Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family residential real estate loans in its market area. The Bank currently originates fixed-rate residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that reset after five or seven years, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 2007, $163.3 million, or 22.9%, of the Bank’s net loan portfolio consisted of single-family conventional mortgage loans, of which approximately $134.0 million, or 82.1%, carried adjustable interest rates. Included in this amount are $47,472 million in second mortgage loans. In addition, the Bank had $15.0 million in loans held for sale. These loans carry fixed rates and are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.
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
     Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank’s multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three to five years based upon changes in the Treasury Rate Index or Federal Home Loan Bank advance rate, plus a negotiated margin. In addition, the Bank makes revolving line of credit loans secured by mortgages on commercial and multi-family property. Said loans are adjustable-rate loans based on the prime interest rate and are made for terms of up to two years. These loans are underwritten using the same guidelines as for first mortgage, commercial and multi-family loans. Commercial real estate loans, including commercial equity lines of credit, and multi-family residential real estate loans amounted to $266.2 million, or 37.3%, of the Bank’s net loan portfolio at June 30, 2007.
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
     Construction Loans. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied single-family dwellings in the Bank’s market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Interest rates on residential construction loans made to the eventual occupant are set at competitive rates, and are usually fixed for the construction term. Interest rates on residential construction loans to builders are set at a variable rate based on the prime rate, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 24 months. Advances are generally paid directly to subcontractors and suppliers and are made on a percentage of completion basis. At June 30, 2007, $101.3 million, or 14.2%, of the Bank’s net loan portfolio consisted of construction loans.
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
     Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well known to the Bank, secures financial statements and generally obtains personal guarantees of such builders and developers. The Bank may also require feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to 80% of the appraised value. If land is being acquired, the amount of the loan to be used for such purposes is usually limited to 80% of the cost of the land. All of these loans originated are within the Bank’s market area. The Bank had $74.4 million, or 10.4%, of its net loan portfolio in land loans at June 30, 2007.
     Equity Line of Credit Loans. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5-year review and renewal option on owner occupied properties. In addition, such loans on non-owner occupied properties are for a term of 2 years, followed by a balloon payment. The rate adjusts monthly to a rate generally ranging from the prime lending rate to prime plus 2.0%. At June 30, 2007, the Bank had $85.1 million, or 11.9% of its net loan portfolio held for investment in home equity lines of credit.
     Commercial Non Real Estate Business Loans. The Bank will make commercial business loans secured by non-real estate assets such as accounts receivables, inventory, furniture and fixtures, equipment and certain intangible assets. Such loans are made on a limited basis (up to 5% of assets) to credit worthy customers of the Bank. The loans are made for up to 75% of the collateral value not to exceed $3.0 million for terms up to 10 years. The Bank generally requires the personal guarantee of all borrowers for such loans. At June 30, 2007, the Bank had $30.5 million, or 4.3%, of its net loan portfolio in commercial non real estate business loans.
Mortgage Banking Activity
     In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 2007, the Bank reported net loan servicing income of $0.7 million and at June 30, 2007 was servicing $793.1 million of loans for others. The Bank has been able to keep delinquencies on loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.
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
     At June 30, 2007 and 2006, the Bank had $15.0 million and $10.7 million, respectively, of fixed-rate single-family mortgage loans available for sale.
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

     The following table sets forth information with respect to the Bank’s nonperforming loans and other problem assets at the dates indicated.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accruing loans (1):
Real estate	$13,653	$15,456	$11,750	$10,633	$7,437

Total	$13,653	$15,456	$11,750	$10,633	$7,437

Accruing loans which are contractually past due 90 days or more:
Real estate	$876	$—	$608	$503	$275

Total	$876	$—	$608	$503	$275

Total nonaccrual and 90 days past due loans	$14,529	$15,456	$12,358	$11,136	$7,712

Ratio of non-performing loans to total loans	2.02%	2.08%	1.85%	1.80%	1.32%

Other non-performing assets (2)	$2,622	$817	$1,319	$70	$449

Total non-performing assets	$17,151	$16,273	$13,677	$11,206	$8,161

Total non-performing assets to total assets (3)	1.90%	1.80%	1.66%	1.48%	1.10%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, loans in foreclosure, and all loans greater than 90-days past due with a loan-to-value ratio greater than 65%.

(2)	Other non-performing assets represent property acquired by the Bank through or in lieu of foreclosure or repossession.

(3)	Includes loans past due more than 90 days, still on accrual status.
     Following is a schedule detailing the length of time our non-accrual loans have been contractually past due along with detail as to the composition of non-accrual loans at June 30, 2007 and 2006.

	At June 30,
	2007				2006
	(In thousands)
	90 days	91 to	More than		90 days	91 to	More than
	or less	365 days	365 days	Total	or less	365 days	365 days	Total
One-to-four- residential	$—	$835	$2,611	$3,446	$—	$2,639	$2,295	$4,934
Home equity line of credit	—	1,162	657	1,819	22	1,560	1,071	2,653
Multi-family residential	—	—	—	—	—	—	21	21
Commercial real estate	—	2,394	1,331	3,725	—	1,289	1,684	2,973
Land	—	388	327	715	—	1,137	52	1,189
Residential construction	—	1,331	800	2,131	—	3,687	—	3,687
Commercial construction	—	1,817	—	1,817	—	—	—	—

Total	$—	$7,927	$5,726	$13,653	$22	$10,311	$5,123	$15,456

     The relatively high levels of non-accrual loans and accruing loans which are contractually past due more than 90 days at June 30, 2007 and June 30, 2006 are attributable to poor current local and economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to Real Estate Owned, or charged-off.
     Of the $13,653,000 in non-accrual loans at June 30, 2007, $8,388,000 were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction loans. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves.

Our evaluations of the underlying collateral include a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. The consideration involves discounting the original appraised values of the real estate to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, which includes an inspection of the property, we determined that despite difficult conditions, these loans are generally well-secured. Through this process, we established specific loss reserves related to these loans as of June 30, 2007 of $627,220.
     The remaining non-accrual loans with a balance totaling $5,265,000, represents homogeneous one-to four-family loans. The loss allocations applied to these loans are based on our historical loss experience, adjusted for environmental factors such as local economic conditions and changes in interest rates. Additionally, the loss allocations consider the potential that the value of this collateral may erode during the foreclosure process. Through this process, we established specific reserves for these loans to the extent such losses are identifiable. At June 30, 2007, we established specific reserves of $263,205 related to these loans.
     Impaired loans represent non-accrual loans plus accruing loans ninety or more days past due in the nonresidential real estate and residential construction loan categories. Of these, $3,725,000 are commercial real estate loans and $4,663,000 are construction and land loans. At June 30, 2007, foreclosure proceedings had been initiated on loans in these categories with principal balances of $3,242,000 and $4,663,000, respectively. At June 30, 2007, impaired commercial real estate and construction and land loans have been past due on average 470 and 326 days, respectively. Foreclosure proceedings for these loans are subject to external factors, such as bankruptcy and other legal proceedings that may delay the disposition of the loan, but generally occur within a period of time ranging from 12 to 60 months from the time they are initiated until the loan is ultimately collected, transferred to Real Estate Owned, or charged-off.
     It is the Bank’s policy to not record into income partial interest payments. During the year ended June 30, 2007, gross interest income of $1,301,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the period. No interest on non-accruing loans was included in income.
     At June 30, 2007, non-accruing loans consisted of 74 loans totaling $13.7 million, and included 43 conventional mortgage loans aggregating $5.3 million, 5 land loans in the amount of $0.7 million, 8 construction loans in the amount of $4.0 million, and 13 commercial loans in the amount of $3.7. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.
     At June 30, 2007, the Company had no loans not disclosed, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accruing loans, accruing loans contractually past due 90 days or more or restructured loans.
     Real estate acquired by the Bank as a result of or in lieu of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 2007, the Bank had 14 real estate owned properties totaling $2.6 million.
     Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as “substandard,” “doubtful”, or “loss,” if warranted. Assets classified as substandard or doubtful may require the institution to establish additional general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention is required to be designated as “special mention.” The Bank has established an Asset Classification Committee, which is comprised of senior employees of the Bank and two outside Board members. The Asset Classification Committee meets quarterly to review the Bank’s loan portfolio and determine which loans should be placed on a “watch-list” of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See “Regulation of the Bank — Regulatory Capital Requirements.” OTS examiners may disagree with the insured institution’s classifications and amounts reserved. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS. At June 30, 2007, total non-accrual and 90 days past due loans and other non-performing assets were $16.3 million, all of which were classified as substandard, except $600,000 of loans classified as doubtful. For additional information, see “— Non-Performing Loans and Other Problem Assets” and Note 4 of Notes to Consolidated Financial Statements.
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
     The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$4,675	$4,312	$4,377	$3,883	$3,902

Charge-offs:
Mortgage loans	1,178	462	176	113	19
Non-real estate (1)	18	1	0	19	—

Total charge-offs	1,196	463	176	132	19

Recoveries:
Mortgage loans	—	—	—	29	—
Non-real estate (1)	—	—	—	—	—

Total recoveries	—	—	—	29	—

Net charge-offs	1,196	463	176	103	19

Provision charged to income	1,102	826	111	597	—

Balance at end of year	$4,581	$4,675	$4,312	$4,377	$3,883

Ratio of net charge-offs during the year to average loans outstanding during the year	0.1%	0.1%	—%	—%	—%

(1)	Consists primarily of line of credit loans.

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,
	2007		2006		2005		2004		2003
		% of Loans in		% of Loans in		% of Loans in		% of Loans in		% of Loans in
		Category to		Category to		Category to		Category to		Category to
		Total Loans		Total Loans		Total Loans		Total Loans		Total Loans
	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding
	(Dollars in thousands)
Mortgage Loans:
One-to four-family residential (1)	$1,200	43.05%	$2,005	47.25%	$1,570	47.84%	$1,481	45.68%	$1,335	48.09%
Multi-family residential	288	7.57	271	7.22	207	5.07	195	6.27	269	7.05
Commercial	2,508	34.68	1,892	32.07	1,827	34.15	1,994	37.05	1,949	33.78
Land	582	10.43	436	10.50	360	10.32	474	8.74	294	9.07
Unallocated	—	—	—	—	164	—	—	0.00	19	—

Total mortgage loans	4,578	95.73	4,604	97.04%	4,128	97.38%	4,144	97.74	3,866	97.99

Non-real estate	3	4.27	71	2.96%	184	2.62%	233	2.26	17	2.01

Total allowance for loan losses	$4,581	100.00%	$4,675	100.00%	$4,312	100.00%	$4,377	100.00%	$3,883	100.00%

(1)	Consists of one-to four-family residential and home equity line of credit.

(2)	Construction loans are included with their respective property type.

Investment Activities
     Park View Federal’s investment policy currently allows for investment in various types of liquid assets, including United States Government and United States Government Sponsored Enterprise securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers’ acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal’s investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 2007 Park View Federal had investments in notes issued by the FHLB, mortgage-backed securities and FHLB of Cincinnati stock.
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
     The following table sets forth the carrying value of the Bank’s securities portfolio and FHLB of Cincinnati stock at the dates indicated. At June 30, 2007, the fair market value of the Bank’s securities portfolio was $82.4 million. All securities are held to maturity, but are callable prior to maturity.

	At June 30,
	2007	2006	2005
	(In thousands)
Investment securities:
U. S. Government Sponsored Enterprise Securities	$58,000	$58,000	$57,500
Mortgage-backed securities	25,880	27,578	31,720

Total securities	83,880	85,578	89,220
FHLB of Cincinnati stock	12,312	11,955	11,316

Total investments	$96,192	$97,533	$100,536

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s securities at June 30, 2007.

	At June 30, 2007
	One Year		One to Five		Five to Ten		More than
	or Less		Years		Years		Ten Years		Total Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield
	(Dollars in thousands)
U.S. Government Sponsored Enterprise Securities	$0	0.00%	$58,000	4.74%	$0	0%	$0	0%	$58,000	$58,069	4.74%
Mortgage-backed securities	511	7.28	0	0	0	0	25,369	5.16	25,880	24,557	5.20

Total	$511	7.28%	$58,000	4.74%	$0	0%	$25,369	0%	$83,880	$82,626	4.88%

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
     The Bank’s deposits increased by $1.2 million for the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006. Deposit balances totaled $658.1 million, $656.9 million and $591.2 million at the fiscal years ended June 30, 2007, 2006 and 2005, respectively.
     Deposits in the Bank as of June 30, 2007 were represented by the various programs described below.

Weighted
Average				Percentage
Interest		Minimum	Balance	of Total
Rate	Category	Balance	(in thousands)	Deposits
2.26%	NOW accounts	$50	$40,780	6.20%
1.01%	Passbook statement accounts	5	30,045	4.56
4.75%	Money market accounts	1,000	70,518	10.72
0.00%	Non-interest-earning demand accounts	50	21,845	3.32

			$163,188	24.80
	Certificates of Deposit

5.10%	3 months or less	500	$273,269	41.53
5.03%	3 - 6 months	500	66,109	10.05
5.03%	6 - 12 months	500	104,158	15.83
4.77%	1 - 3 years	500	39,893	6.05
5.14%	More than three years	500	11,436	1.74

5.06%	Total certificates of deposit		$494,865	75.20

4.49%	Total deposits		$658,053	100.00%

     The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.

	For the Year Ended June 30,
	2007			2006			2005
	Interest-			Interest-			Interest-
	Bearing			Bearing			Bearing
	Demand	Savings	Time	Demand	Savings	Time	Demand	Savings	Time
	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits
	(Dollars in thousands)
Average balance	$120,897	$31,283	$509,230	$71,791	$39,857	$485,755	$58,437	$45,513	$421,209
Average rate paid	4.07%	0.73%	4.75%	2.94%	0.51%	3.80%	1.03%	0.50%	2.92%

     The rates currently paid on certificates maturing within one year or less are higher than the rates currently being paid on similar certificates of deposit maturing thereafter. The Bank will seek to retain these deposits to the extent consistent with its long-term objective of maintaining positive interest rate spreads. Depending upon interest rates existing at the time such certificates mature, the Bank’s cost of funds may be significantly affected by the rollover of these funds. A decrease in such cost of funds, if any, may have a material impact on the Bank’s operations. To the extent such deposits do not rollover, the Bank may, if necessary, use other sources of funds, including borrowings from the FHLB of Cincinnati, to replace such deposits. See “— Borrowings.”
     The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2007.

Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$42,562
Three through six months	41,316
Six through 12 months	55,796
Over 12 months	27,063

Total	$166,737

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the Federal Home Loan Bank of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $30 million and $200 million respectively. The REPO advance was drawn down $65 million at June 30, 2007, while the CMA was not drawn down at June 30, 2007. Advances from the FHLB of Cincinnati are secured by the Bank’s stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.
     The following table sets forth certain information regarding the Bank’s advances from the FHLB of Cincinnati for the periods indicated:

	At June 30,
	2007	2006	2005
	(In thousands)
Amounts outstanding at end of period	$75,000	$95,000	$135,012
Weighted average rate	5.35%	4.95%	4.16%

Maximum amount outstanding at any month end	$95,000	$170,001	$180,033

Approximate average outstanding balance	$78,438	$154,215	$161,492
Weighted average rate	5.38%	4.45%	3.77%
     In March 2006, Park View Federal entered into a $50 million repurchase agreement collaterized by $57.5 million in securities. In June 2004 and July 2006, PVFCC formed two separate trusts that each issued $10.0 million of subordinated debentures. At June 30, 2007, PVFSC had a line of credit with an outstanding balance of $1.3 million, collateralized by real estate. See Note 9 of Notes to Consolidated Financial Statement for the terms of these borrowings.

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
     As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2007, Park View Federal was authorized to invest up to approximately $27.0 million in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.
     PVF has three active subsidiaries, Park View Federal, PVFSC and MPLC. PVFSC is engaged in the activities of land acquisition and real estate investment. PVF has three nonactive subsidiaries, PVF Community Development Corp., PVF Mortgage Corp. and PVF Holdings, Inc., which have been chartered for future activity.
     PVF Service Corporation. At June 30, 2007, PVFSC had a $0.22 million investment in a joint venture that owns real estate leased to the Bank for use as a branch office in Avon, Ohio. Also, at June 30, 2007, PVFSC had a $0.29 million investment in a joint venture for a new branch office location for our Mayfield office in Mayfield, Ohio. PVFSC also has an interest in Park View Plaza, a joint venture, which is a strip center in Cleveland, Ohio that includes our Lakewood branch office. PVFSC also has an interest in CFPF Limited, a joint venture, which includes our Avon branch office. PVFSC also has an interest in a joint venture containing a Title Company, PVF Title Services, LLC. In addition, PVFSC had a $4.8 million investment in office properties used by the Bank that includes the Corporate Center in Solon, Ohio, and branch offices in Bainbridge, Ohio and Chardon, Ohio. In March 2006, PVFSC obtained a Line of Credit loan for $4.0 million, with a drawn down balance at June 30, 2007 of $1.3 million, secured by its Corporate Center in Solon, Ohio.
     Mid Pines Land Company. At June 30, 2007, MPLC had an investment of $0.6 million in land adjacent to the Company’s Corporate Center in Solon, Ohio.
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
Employees
     As of June 30, 2007, PVF and its subsidiaries had 192 full-time employees and 27 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

Regulation of the Bank
     General. As a savings institution, Park View Federal is subject to extensive regulation by the OTS, and its deposits are insured by the Depositor Insurance Fund, which is administered by the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of DIF-insured savings institutions. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere herein. The discussion is not intended to be a complete explanation of all applicable laws and regulations and is qualified in its entirety by reference to the actual statutes and regulations involved.
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
     In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution’s allowances for loan and lease losses allowances, and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2007, Park View Federal had no equity investments for which OTS regulations require a deduction from total capital.
     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer, home equity and land loans, residential and nonresidential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. At June 30, 2007, the Bank’s risk-weighted assets were $698.0 million, and its total risk-based capital was $91.3 million, or 13.08%, of risk-weighted assets.

     The table below presents the Bank’s capital position at June 30, 2007, relative to its various minimum regulatory capital requirements.

	At June 30, 2007
		Percent of
	Amount	Assets (1)
	(Dollars in Thousands)
Tangible Capital	$87,636	9.72%
Tangible Capital Requirement	13,527	1.50

Excess	$74,109	8.22%

Tier 1/Core Capital	$87,636	9.72%
Tier 1/Core Capital Requirement	36,073	4.00

Excess	$51,563	5.72%

Tier 1 Risk-Based Capital	$87,636	12.56%
Tier 1 Risk-Based Capital Requirement	27,919	4.00

Excess	$59,717	8.56%

Risk-Based Capital	$91,323	13.08%
Risk-Based Capital Requirement	55,838	8.00

Excess	$35,485	5.08%

(1)	Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and total risk-based capital requirements.
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
A “critically undercapitalized” savings institution is defined as a savings institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital less all intangibles other than qualifying supervisory goodwill and certain servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 13 of Notes to Consolidated Financial Statements.
     Safety and Soundness Standards. Interagency Guidelines Establishing Standards for Safety and Soundness require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Additionally, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the Bank substantially meets all the standards adopted in the interagency guidelines.
     Federal Home Loan Bank System. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold specified amounts of capital stock in the FHLB of Cincinnati. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2007 of $12.3 million.
     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2007, the Bank had $75 million in advances outstanding from the FHLB of Cincinnati. See “— Deposit Activity and Other Sources of Funds — Borrowings.”
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
     To meet the QTL test, the institution must qualify as a domestic building and loan association under the Internal Revenue Code or the institution’s “Qualified Thrift Investments” must total at least 65% of “portfolio assets.” Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments generally consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks. At June 30, 2007, the Bank qualified as a QTL.
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
     Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.
     The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $82,241. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended June 30, 2007 averaged 1.24 basis points of assessable deposits.
     The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.
     The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.
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
     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on transaction accounts of between $8.5 million and $45.8 million, plus 10% on the remainder. The first $8.5 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At June 30, 2007, Park View Federal met its reserve requirements.
     Interstate Branching. OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, an institution may not establish an out-of-state branch unless (i) the institution qualifies as a “domestic building and loan association” under §7701(a)(19) of the Internal Revenue Code or meets the QTL Test and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or as a QTL, and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company, or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of bank holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution’s record of compliance with the Community Reinvestment Act in connection with any branch application.
     Loans-to-One-Borrower Limitations. Under federal law, loans and extensions of credit, to a borrower may not exceed 15% of the unimpaired capital and surplus of the savings institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. Applicable regulations permit certain exceptions to the above general limitations. Specifically, savings associations may make loans to one borrower, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the savings institution is in compliance with regulatory capital requirements; (ii) the loans comply with applicable loan-to-value requirements; and (iii) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.
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
     Savings institutions are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% stockholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution’s loan to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above specified amounts to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. The specified amounts are the greater of $25,000 or 5% of capital and surplus (and any loans aggregating to $500,000 or more). Further, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons. There is an exception to this requirement were such loans are made pursuant to a benefit or compensation program that is widely available to employees of the institution and the program does not give preference to directors or executive officers over other employees.
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
     Restrictions on Acquisitions. Savings and loan holding companies are generally prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.
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
Executive Officers of the Registrant
     The following sets forth information with respect to the executive officers of the Company.

	Age as of
Name	September 4, 2007	Title
John R. Male	59	Chairman of the Board and Chief Executive Officer of the Company and the Bank

C. Keith Swaney	64	President and Chief Operating Officer of the Company and the Bank, Treasurer of the Company and Chief Financial Officer of the Bank

Jeffrey N. Male	58	Vice President and Secretary of the Company and Executive Vice President and Chief Lending Officer of the Bank

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
Item 1A. Risk Factors
Risks Related to the Business of PVF Capital Corp
     Certain interest rate movements may hurt earnings and asset value.
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
     At June 30, 2007, we had $218.1 million in loans secured by commercial real estate, $101.3 million in real estate construction loans, which included $63.3 million in residential construction loans, $6.4 million in loans for the construction of multi-family properties and $31.6 million for the construction of commercial properties, and $74.4 million in loans secured by land. Commercial real estate loans, construction loans and land loans represented 30.3%, 14.1% and 10.3%, respectively, of our net loan portfolio. While commercial real estate, construction and land loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.
     The Company’s financial condition and results of operations are dependant on the economy in the Bank’s market area.
     The Bank’s market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Stark, Medina and Lorain Counties in Ohio. As of June 30, 2007, management estimates that more than 90% of deposits and 90% of loans came from its market area. Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Ohio could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
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
Risks Related to the Merger with United Community Financial Corp.
You might not receive the form of merger consideration that you elect.
     On July 24, 2007, United Community Financial Corp. (“United Community”), The Home Savings and Loan Company of Youngstown, Ohio (“Home Savings”), the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of the Company with and into United Community and the subsequent merger of the Bank with Home Savings.
          The Company’s shareholders will have the right to elect to receive for each share owned $18.50 in cash, 1.852 shares of United Community common stock, or a combination of $9.25 cash and 0.926 shares of United Community common stock. A Company shareholder’s election to receive cash or stock is subject to allocation procedures that are intended to ensure that, in the aggregate, 50% of the shares of Company common stock will be exchanged for cash and that the remaining Company common shares will be exchanged for United Community common stock. Therefore, you may receive stock and/or cash in an amount that is not consistent with your election, depending on the elections of other Company stockholders. If you elect all cash and the available cash is oversubscribed, then you will receive a portion of the merger consideration in United Community common stock. If you elect all stock, and the available stock is oversubscribed, then you will receive a portion of the merger consideration in cash.
The number of shares of United Community common stock to be issued to Company stockholders in the merger has essentially been fixed.
          In the merger, 50% of the shares of Company common stock will be exchanged for cash and that the remaining Company common shares will be exchanged for United Community common stock based on a fixed exchange ratio. As a result, the number of shares of United Community common stock to be issued to Company stockholders in the merger has essentially been fixed. If the market value of United Community common stock decreases, the value of the United Community common stock to be issued to Company stockholders in the merger will decrease.
United Community may experience greater than expected difficulties in integrating the Company’s businesses.
          The merger will involve the integration of two financial institutions that have previously operated independently of one another. United Community expects to realize cost savings and other synergies from the merger, but there can be no assurance as to when, or the extent to which, if at all, United Community will be able to realize these benefits. United Community may experience greater than expected difficulties in integrating the Company’s business, which could have an adverse effect on United Community’s ability to realize the expected benefits of the merger.
          There are many things that could go wrong and adversely affect the business and profitability of the combined financial institution. We cannot predict the full range of post-merger problems that may occur. Some possible difficulties include:
•	the integration of the businesses of Home Savings and the Bank takes longer, or is more difficult, time-consuming or costly than expected;

•	the expected growth opportunities and cost savings from the merger are not fully realized or take longer to realize than expected;

•	economic conditions deteriorate; or

•	operating costs, customer losses and business disruption following the merger, including adverse effects on relationships with employees, are greater than expected.

If you become a shareholder of United Community following the merger, you will have much less influence as a shareholder of United Community than as a stockholder of the Company.
          If you become a shareholder of United Community in the merger, you will have a percentage ownership that is smaller than your percentage ownership as a Company stockholder. Because of this, you will have less influence on the management and policies of United Community than you now have on the management and policies of the Company.
Consummation of the merger is subject to conditions and is not assured.
          The consummation of the merger is subject to several closing conditions, including obtaining regulatory approval and approval of the Company’s and United Community’s stockholders. If the Company and United Community are unable to satisfy all closing conditions, including obtaining the necessary regulatory and stockholder approvals, the merger will not be completed.
Item 1B. Unresolved Staff Comments
     Not Applicable.
Item 2. Properties
     The following table sets forth the location and certain additional information regarding the Company’s offices at June 30, 2007.

	Year		Net Book	Owned or	Approximate
	Opened/	Total	Value at	Leased/	Square
Location	Acquired	Deposits	June 30, 2007	Expiration	Footage
	(Dollars in thousands)
Main Office:
30000 Aurora Road Solon, Ohio	2000	$24,189	$5,289	Owned	51,635

Branch Offices:
2111 Richmond Road Beachwood, Ohio	1967	77,350	0	Lease 3/31/09	2,750

413 Northfield Road Bedford, Ohio	2002	47,041	191	Lease 10/31/12	3,084

11010 Clifton Boulevard Cleveland, Ohio	1974	25,974	0	Lease 8/1/05	1,550

13901 Ridge Road North Royalton, Ohio	1999	60,689	0	Lease 8/31/09	3,278

6990 Heisley Road Mentor, Ohio	1994	43,334	6	Lease 10/25/08	2,400

1244 SOM Center Road Mayfield Heights, Ohio	2004	42,892	106	Lease 6/30/14	2,200

497 East Aurora Road Macedonia, Ohio	1994	50,012	6	Lease 9/30/09	2,400

8500 Washington Street Chagrin Falls, Ohio	1995	46,348	602	Owned	2,700

408 Water Street Chardon, Ohio	1998	31,812	468	Owned	2,800

	Year		Net Book	Owned or	Approximate
	Opened/	Total	Value at	Leased/	Square
Location	Acquired	Deposits	June 30, 2007	Expiration	Footage
	(Dollars in thousands)
3613 Medina Road Medina, Ohio	2000	27,837	0	Lease 2/28/08	2,440

34400 Aurora Road Solon, Ohio	2000	29,968	31	Lease 4/30/10	3,000

16909 Chagrin Boulevard Shaker Heights, Ohio	2000	30,169	54	Lease 6/30/10	2,904

36311 Detroit Road Avon, Ohio	2002	45,631	153	Lease 10/02/12	3,375

17780 Pearl Road Strongsville, Ohio	2002	41,030	97	Lease 8/31/12	3,500

9305 Market Square Drive Streetsboro, Ohio	2003	16,596	1,011	Owned	3,700

215 West Garfield Road Aurora, Ohio	2005	17,181	47	Lease 8/31/10	4,700
     At June 30, 2007, the net book value of the Company’s premises, furniture, fixtures and equipment was $10.6 million. See Note 6 of Notes to Consolidated Financial Statements for further information.
     The Company also owns real estate in Solon, Ohio. See “Item 1. Business — Subsidiary Activities” for further information.
Item 3. Legal Proceedings
     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to its business. There are no material legal proceedings to which the Bank or PVF is a party or to which any of their property is subject.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities
Common Stock and Dividends
The Company’s common stock trades under the symbol “PVFC” on the NASDAQ Small-Cap Market. The Company had 7,731,811 shares of common stock outstanding and approximately 185 holders of record of the common stock at September 11, 2007. OTS regulations applicable to all Federal Savings Banks such as Park View Federal limit the dividends that may be paid by the Bank to PVF. Any dividends paid may not reduce the Bank’s capital below minimum regulatory requirements.
The Company’s stock repurchase program was renewed for a 12-month period in July 2007 and authorizes the purchase of an additional 265,602 shares of the Company’s common stock. At June 30, 2007, as adjusted to reflect all stock dividends, the Company had acquired a total of 472,725 shares, or 5.8 percent, of the Company’s common stock. The stock repurchase program is dependent on market conditions with no guarantee as to the exact number of shares to be repurchased. The cash dividend policy remains dependent upon the Company’s financial condition, earnings, capital needs, regulatory requirements and economic conditions. A quarterly cash dividend of $0.074 per share was paid on the Company’s outstanding common stock in fiscal 2007 and fiscal 2006.
The following table sets forth certain information as to the range of the high and low bid prices for the Company’s common stock for the calendar quarters indicated.(1)

	Fiscal 2007		Fiscal 2006
	High Bid	Low Bid	High Bid	Low Bid
Fourth Quarter	$13.82	$12.35	$10.22	$9.00
Third Quarter	12.73	9.97	11.30	9.73
Second Quarter	10.89	9.33	11.56	10.38
First Quarter	10.48	9.00	13.33	10.54

(1)	Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
The Company did not repurchase any of its equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2007.

Item 6. Selected Financial Data
Selected Consolidated Financial and Other Data
Financial Condition Data:

	At June 30,
(dollars in thousands)	2007	2006	2005	2004	2003
Total assets	$900,816	$906,081	$823,899	$755,687	$743,404
Loans receivable, net	713,329	736,065	660,494	610,681	576,985
Loans receivable held for sale, net	14,993	10,698	9,060	11,871	33,604
Mortgage-backed securities held to maturity	25,880	27,578	31,720	36,779	2,931
Cash and cash equivalents	28,458	19,738	11,090	17,470	96,751
Securities held to maturity	58,000	58,000	57,500	27,500	33
Deposits	658,053	656,864	591,226	526,493	526,429
Borrowings	146,260	156,773	146,413	147,526	125,938
Stockholders’ equity	71,490	68,973	66,453	63,361	58,603
Operating Data:

	Year Ended June 30,
(dollars in thousands except for earnings per share)	2007	2006	2005	2004	2003
Interest income	$62,020	$55,651	$43,963	$39,429	$43,931
Interest expense	36,705	28,408	19,801	16,739	20,646

Net interest income before provision for loan losses	25,315	27,243	24,162	22,690	22,285
Provision for loan losses	1,103	826	111	597	0

Net interest income after provision for loan losses	24,212	26,417	24,051	22,093	23,285
Non-interest income	3,376	2,028	3,006	5,810	5,444
Non-interest expense	21,634	21,549	18,942	17,571	16,509

Income before federal income taxes	5,954	6,896	8,115	10,332	12,220
Federal income taxes	1,720	2,053	2,531	3,422	4,124

Net income	$4,234	$4,843	$5,584	$6,910	$8,096

Basic earnings per share (1)	$0.55	$0.63	$0.72	$0.89	$1.05

Diluted earnings per share (1)	$0.54	$0.62	$0.71	$0.87	$1.03

(1)	Adjusted for stock dividends.

Other Data:

	At or For the Year Ended June 30,
	2007	2006	2005	2004	2003
Return on average assets	0.47%	0.56%	0.70%	0.96%	1.15%

Return on average equity	6.00%	7.15%	8.62%	11.26%	14.60%

Interest rate spread	2.77%	3.15%	3.12%	3.16%	3.19%

Net interest margin	2.98%	3.34%	3.24%	3.35%	3.44%

Average interest-earning assets to average interest-bearing liabilities	104.84%	105.38%	104.81%	107.62%	108.10%

Non-accruing loans and repossessed assets to total assets	1.81%	1.80%	1.59%	1.42%	1.06%

Stockholders’ equity to total assets	7.94%	7.61%	8.07%	8.38%	7.88%

Ratio of average equity to average assets	7.76%	7.78%	8.16%	8.49%	7.86%

Dividend payout ratio (cash dividends declared divided by net income)	54.04%	47.13%	37.37%	33.71%	21.21%

Bank Regulatory Capital Ratios:

Ratio of tangible capital to adjusted total assets	9.72%	8.33%	8.77%	7.97%	7.73%

Ratio of Tier-1 core capital to adjusted total assets	9.72%	8.33%	8.77%	7.97%	7.73%

Ratio of Tier-1 risk-based capital to risk-weighted assets	12.56%	9.72%	10.41%	9.54%	9.92%

Ratio of Total risk-based capital to risk-weighted assets	13.08%	10.28%	10.97%	10.19%	10.55%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
PVF Capital Corp. (“PVF” or the “Company”) is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”), its principal and wholly-owned subsidiary and a federally chartered savings bank headquartered in Solon, Ohio. Park View Federal has 17 branch offices located in Cleveland and surrounding communities. The Bank’s principal business consists of attracting deposits from the general public through its branch offices and investing these funds in loans secured by first mortgages on real estate located in its market area, which consists of Cuyahoga, Lake, Geauga, Portage, Summit, Stark, Medina and Lorain Counties in Ohio. The Bank has concentrated its activities on serving the borrowing needs of local homeowners and builders in its market area by originating both fixed-rate and adjustable-rate single-family mortgage loans, as well as construction loans, commercial real estate loans and multi-family residential real estate loans. In addition, the Bank originates loans secured by second mortgages, including equity line of credit loans and non real estate loans. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the level of personal income and savings in the market area.
Forward-Looking Statements
When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Overview of Financial Condition at June 30, 2007, 2006 and 2005
PVF had total assets of $900.8 million, $906.1 million and $823.9 million at June 30, 2007, 2006 and 2005, respectively. The primary source of the Bank’s total assets has been its loan portfolio. Net loans receivable, loans receivable held for sale and mortgage-backed securities totaled $754.2 million, $774.3 million and $701.3 million at June 30, 2007, 2006 and 2005, respectively.
The following table provides a breakdown of the composition of loans receivable, loans receivable held for sale and mortgage-backed securities for these periods.

(dollars in thousands)	2007	2006	2005

One-to-four family residential	$163,298	$174,575	$148,956
Home equity line of credit	85,093	94,450	97,692
Multi-family residential	48,101	45,716	33,504
Commercial	184,850	170,392	171,331
Commercial equity line of credit	33,208	34,064	31,875
Land	74,414	77,242	68,165
Construction — residential	63,316	84,146	75,460
Construction — multi-family	6,397	7,956	0
Construction — commercial	31,610	33,756	24,355

Total real estate mortgages	690,286	722,297	651,339
Non real estate mortgages	30,455	21,824	17,300

Total loans receivable	720,741	744,121	668,639
Net deferred loan origination fees	(2,832)	(3,382)	(3,833)
Allowance for loan losses	(4,581)	(4,675)	(4,312)

Total loans receivable, net	$713,329	$736,065	$660,494
Loans receivable held for sale, net	$14,993	$10,698	$9,060
Mortgage-backed securities held to maturity	$25,880	$27,578	$31,720
The decrease in mortgage-backed securities in 2007 resulted from the purchase of $1.6 million in mortgage-backed securities less payments received of $3.3 million. Securities totaled $58.0 million, $58.0 million and $57.5 million, and cash and cash equivalents totaled $28.5 million, $19.7 million and $11.1 million at June 30, 2007, 2006 and 2005, respectively.

The securities portfolio has been and will continue to be used primarily to meet the liquidity requirements of the Bank in its deposit taking and lending activities. These securities are pledged as collateral to secure the Bank’s repurchase agreement.
The Bank’s policy permits investment only in U.S. government and U.S. government-sponsored enterprises securities or Triple-A-rated securities. The Bank invests primarily in securities having a final maturity of five years or less, federal funds sold and deposits at the Federal Home Loan Bank (“FHLB”) of Cincinnati. The entire portfolio matures within five years or less, and the Bank has no plans to change the short-term nature of its securities portfolio.
The Bank’s deposit liabilities totaled $658.1 million, $656.9 million and $591.2 million at June 30, 2007, 2006 and 2005, respectively. Management’s decision to continue to pay attractive money market savings rates and promote the growth of core accounts resulted in an increase in savings deposits of $1.2 million for the year ended June 30, 2007. Following is a breakdown of deposits by category for these periods.

(dollars in thousands)	2007	2006	2005

Now accounts	$40,780	$39,565	$38,319
Passbook savings	30,045	35,194	43,415
Money market accounts	70,518	60,900	22,952
Non-interest bearing	21,845	17,069	16,958
Certificates of deposit	494,865	504,316	469,582

Total deposits	$658,053	$656,864	$591,226

FHLB advances and other borrowings amounted to $146.3 million, $156.8 million and $146.4 million at June 30, 2007, 2006 and 2005, respectively. In 2007, the Company formed a trust that issued $10 million of trust preferred securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the issuance of these securities. This new borrowing was offset by net repayment of $10 million in short-term advances and the early repayment of $10 million of long-term advances. The FHLB exercised its option to convert the long-term advance to a variable rate and the Bank repaid the debt at that time. In March 2006, the Bank entered into a $50 million repurchase agreement with another institution. The proceeds were used to repay FHLB advances.

Capital
PVF’s stockholders’ equity totaled $71.5 million, $69.0 million and $66.5 million at the years ended June 30, 2007, 2006 and 2005, respectively. The increases were the result of the retention of net earnings, less cash dividends paid and purchased treasury stock.
The Bank’s primary regulator, The Office of Thrift Supervision (“OTS”) has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At June 30, 2007, the Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

	Park View		Requirement for
	Federal	Percent of	Well-Capitalized
(dollars in thousands)	Capital	Assets (1)	Institution

Tangible capital	$87,636	9.72%	N/A
Tier-1 core capital	$87,636	9.72%	5.00%
Tier-1 risk-based capital	$87,636	12.56%	6.00%
Total risk-based capital	$91,323	13.08%	10.00%

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
Liquidity and Capital Resources
The Company’s liquidity measures its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. The Company’s primary sources of funds for operations are deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities, sales of loans, proceeds from maturing securities, and advances from the FHLB of Cincinnati. While loan and mortgage-backed securities payments and maturing securities are relatively stable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by prevailing interest rates, economic conditions and competition. FHLB advances may be used on a short-term basis to compensate for deposit outflows or on a long-term basis to support expanded lending and investment activities.
The Bank uses its capital resources principally to meet its ongoing commitment to fund existing and continuing loan commitments, fund maturing certificates of deposit and deposit withdrawals, repay borrowings, maintain its liquidity and meet operating expenses. At June 30, 2007, the Bank had commitments to originate loans totaling $41.9 million, of which $29.3 million is intended to be sold, commitments to fund equity lines of credit totaling $99.3 million, and $60.8 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 2007 total $443.5 million. Management believes that a significant portion of the amounts maturing during fiscal 2008 will be reinvested with the Bank because they are retail deposits, however, no assurances can be made that this will occur.
Park View Federal maintains liquid assets sufficient to meet operational needs. The Bank’s most liquid assets are cash and cash equivalents, which are short-term, highly-liquid investments that are readily convertible to known amounts of cash. The levels of such assets are dependent upon the Bank’s operating, financing and investment activities at any given time. Management believes that the liquidity levels maintained are more than adequate to meet potential deposit outflows, repay maturing FHLB advances, fund new loan demand and cover normal operations.
Commitments, Contingencies and Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk including commitments to originate new loans, commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Off-balance sheet financial instruments are summarized as follows:

	June 30,
(dollars in thousands)	2007	2006
Commitments to originate:
Mortgage loans intended for sale	$29,312	$31,524
Mortgage loans held for investment	12,627	48,287
Unfunded home equity and commercial real estate lines of credit	99,257	92,901
Undisbursed portion of loan proceeds	60,795	66,749
Commitments to sell loans held for sale	20,105	13,250
Standby letters of credit	4,051	3,547
Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 60 days. Most home equity line of credit commitments are for a term of five years and commercial real estate lines of credit are generally renewable every two years. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.
Commitments to sell loans intended for sale are agreements to sell loans to a third party at an agreed-upon price. The fair value of commitments to originate mortgage loans intended for sale at June 30, 2007 was negative $367,000 and commitments to sell loans intended for sale was $244,000. The Company’s net allowance for loss on mortgage banking derivatives was $123,000 at June 30, 2007.
The following table presents as of June 30, 2007, PVF Capital Corp.’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
Contractual Obligations:

	Note	Within	1-3	3-5	>5
(dollars in thousands)	Reference	1 Year	Years	Years	Years	Total

Deposits without a stated maturity	—	$163,188	—	—	—	$163,188
Certificates of deposit	7	443,536	39,893	11,436	—	494,865
Long-term advances from the FHLB of Cincinnati	8	10,000	—	—	—	10,000
Repurchase agreement	9	—	—	50,000	—	50,000
Subordinated debt	9	—	—	—	20,000	20,000
Operating leases	11	951	1,469	635	213	3,268
Results of Operations
General
PVF Capital Corp.’s net income for the year ended June 30, 2007 was $4.2 million, or $0.55 basic earnings per share and $0.54 diluted earnings per share as compared to $4.8 million, or $0.63 basic earnings per share and $0.62 diluted earnings per share for fiscal 2006 and $5.6 million, or $0.72 basic earnings per share and $0.71 diluted earnings per share for fiscal 2005. All per share amounts have been adjusted for stock dividends.
Net income for the current year decreased by $0.6 million from the prior fiscal year and $1.3 million from fiscal 2005. The decline in earnings for 2007 is attributable to a decline in net interest income, an increase in the provision for loan losses, and a slight increase in non-interest expense, partially offset by an increase in non-interest income. The decrease to net interest income was attributable to non-performing loans along with an increase in the Company’s cost of funds, partially offset by balance sheet growth in both interest-earning assets and interest-bearing liabilities. Non-interest income increased as a result of an increase in income from mortgage-banking activities, increases in service charges and other fees, gains on the sale of real estate owned and an increase in the cash surrender value of Bank Owned Life Insurance (“BOLI”). The increase in non-interest expense is attributable to compensation and benefits, professional, legal and advertising expense.

Net Interest Income
Net interest income amounted to $25.3 million for the year ended June 30, 2007 as compared to $27.2 million and $24.2 million for the years ended June 30, 2006 and 2005, respectively. Changes in the level of net interest income reflect changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities. Tables 1 and 2 provide information as to changes in the Company’s net interest income.
Table 1 sets forth certain information relating to the Company’s average interest-earning assets (loans and securities) and interest-bearing liabilities (deposits and borrowings) and reflects the average yield on assets and average cost of liabilities for the periods and at the dates indicated. Such yields and costs are derived by dividing interest income or interest expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans are included in the loan category.
Table 1 also presents information for the periods indicated with respect to the difference between the weighted-average yield earned on interest-earning assets and weighted-average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution’s net interest income is its “net interest margin” or “net yield on interest-earning assets,” which is its net interest income divided by the average balance of net interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.

Table 1	Average Balances, Interest, and Average Yields and Costs For the Year Ended June 30,

	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Loans	$741,723	$56,760	7.65%	$709,789	$50,986	7.18%	$649,305	$40,193	6.19%
Mortgage-backed securities	26,879	1,321	4.91	29,013	1,386	4.78	34,199	1,655	4.84
Securities and other interest-earning assets	80,876	3,939	4.87	77,989	3,279	4.20	61,747	2,115	3.43

Total interest-earning assets	849,478	62,020	7.30	816,791	56,651	6.81	745,251	43,963	5.90

Non-interest-earning assets	59,012			53,338			48,343

Total assets	$908,490			$870,129			$793,594

Interest-bearing liabilities:
Deposits	$661,410	$28,600	4.32%	$609,685	$20,777	3.41%	$537,874	$13,133	2.44%
Borrowings	148,822	8,105	5.45	165,441	7,631	4.61	173,205	6,668	3.85

Total interest-bearing liabilities	810,232	36,705	4.53	775,126	28,408	3.66	711,079	19,801	2.78

Non-interest-bearing liabilities	27,724			27,296			17,723

Total liabilities	837,956			802,422			728,802

Stockholders’ equity	70,534			67,707			64,792

Total liabilities and stockholders’ equity	$908,490			$870,129			$793,594

Net interest income		$25,315			$27,243			$24,162

Interest rate spread			2.77%			3.15%			3.12%

Net yield on interest-earning assets			2.98%			3.34%			3.24%

Ratio of average interest-earning assets to average interest-bearing liabilities	104.84%			105.38%			104.81%

Table 2 illustrates the extent to which changes in interest rates and shifts in the volume of interest-related assets and liabilities have affected the Bank’s interest income and expense during the years indicated. The table shows the changes by major component, distinguishing between changes relating to volume (changes in average volume multiplied by average old rate) and changes relating to rate (changes in average rate multiplied by average old volume). Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

Table 2	Year Ended June 30,
	2007	vs.	2006	2006	vs.	2005
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$2,355	$3,419	$5,774	$3,965	$6,828	$10,793
Mortgage-backed securities	(106)	41	(65)	(248)	(21)	(269)
Securities and other interest-earning assets	126	534	660	624	540	1,164

Total interest-earning assets	2,375	3,994	6,369	4,341	7,347	11,688

Interest expense:
Deposits	1,875	5,948	7,823	1,927	5,717	7,644
Borrowings	(538)	1,012	474	(309)	1,272	963

Total interest-bearing liabilities	1,337	6,960	8,297	1,618	6,989	8,607

Net interest income	$1,038	$(2,966)	$(1,928)	$2,723	$358	$3,081

As is evidenced by these tables, interest rate changes had a negative effect on the Bank’s net interest income for the year ended June 30, 2007. Due to the repricing characteristics of the Bank’s loan portfolio and short-term nature of its deposit portfolio, along with changing interest rates during the years ended June 30, 2007 and 2006, the Bank’s interest rate spread was 2.77 percent for fiscal year 2007, 3.15 percent for fiscal 2006, and 3.12 percent for fiscal 2005. The decline in the Bank’s interest rate spread in fiscal year 2007 is attributable to margin compression and an increase in non-performing loans.
Net interest income was favorably affected by volume changes during the years ended June 30, 2007 and 2006. Accordingly, net interest income grew by $1.0 million and $2.7 million due to volume changes for the years ended June 30, 2007 and 2006, respectively.
The rate/volume analysis illustrates the effect that volatile interest rate environments can have on a financial institution.
Provision for Loan Losses
The Bank carefully monitors its loan portfolio and establishes levels of general and specific reserves for loan losses. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable incurred loan losses inherent in the loan portfolio as of each balance sheet date, based on prior loss experience, volume and type of lending conducted by the Bank, industry standards and past due loans in the Bank’s loan portfolio.
The Bank uses a systematic approach in determining the adequacy of its loan loss allowance and the necessary provision for loan losses, whereby the loan portfolio is reviewed generally and delinquent loan accounts are analyzed individually on a monthly basis. Consideration is given primarily to the types of loans in the portfolio and the overall risk inherent in the portfolio as well as, with respect to individual loans, account status, payment history, ability to repay and probability of repayment, and loan-to-value percentages. After reviewing current economic conditions, changes in delinquency status and actual loan losses incurred by the Bank, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions.

The Bank’s policies require the review of assets on a regular basis, and the Bank appropriately classifies loans as well as other assets if warranted. The Bank establishes specific provisions for loan losses when a loss of principal is probable. A loan that is classified as either substandard or doubtful is assigned an allowance based upon the specific circumstances on a loan-by-loan basis after consideration of the underlying collateral and other pertinent economic and market conditions. In addition, the Bank maintains general allowances based upon the establishment of a risk category for each type of loan in the Bank’s portfolio.
For the year ended June 30, 2007, a provision for loan losses of $1,102,500 was recorded, while a provision for loan losses of $826,300 was recorded in the prior year comparable period. The provision for loan losses for the current one-year period reflects changes management made in the third quarter of the fiscal year to the analysis of the Bank’s allowance for loan losses in response to the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued late in 2006 and management’s judgments about the credit quality of the Bank’s loan portfolio. The purpose of the changes in methodology was to instill a disciplined, rigorous process for evaluating and accruing for specific loan loss situations while eliminating a pool-based approach to evaluating losses for classified loans. Under the revised approach, management is evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, for pools of performing loans segregated by collateral type, management is applying a prudent loss factor based on historical loss experience adjusted for subjective evaluation of the current environment.
The following table provides statistical measures of non-performing assets:

	June 30,
(dollars in thousands)	2007	2006
Loans on non-accruing status(1)
Real estate mortgages:
One-to-four family residential	$5,265	$7,587
Commercial	3,725	2,972
Multi-family residential	—	21
Construction and land	4,663	4,876

Total loans on non-accrual status	$13,653	$15,456

Ratio of non-performing loans to total loans	1.89%	2.08%

Other non-performing assets (2)	$2,622	$817

Total non-performing assets(3)	$16,275	$16,273

Total non-performing assets to total assets	1.81%	1.80%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non-accrual loans include all loans classified as doubtful or loss, and loans greater than 90 days past due for which interest accrual has been discontinued. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

(3)	Excludes loans past due more than 90 days, still on accrual status.

The levels of non-accruing loans at June 30, 2006 and June 30, 2007 are attributable to poor current local and economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Of the $13.7 million of non-accruing loans at June 30, 2007, $8.4 million was individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well secured. Through this process, we established specific loss reserves related to these loans outstanding at June 30, 2007 of $627,220. At June 30, 2006, our approach to estimating losses on impaired loans differed somewhat. At that time, we applied a loss factor to pools of adversely classified loans. Specific loss reserves were established only to the extent that they were deemed necessary in addition to the pool-based loss allocation. Under this approach, we established a pool-based reserve of $722,267 for impaired loans as of June 30, 2006 and additional specific reserves of $180,000.
The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $263,205 for these loans as of June 30, 2007. As discussed above, our approach to estimating losses on these loans differed somewhat at June 30, 2006. At that time, we applied a loss factor to pools of adversely classified loans. Specific loss reserves were established only to the extent that they were deemed necessary in addition to the pool-based loss allocation. Under this approach, we established a pool-based reserve of $679,740 for non-performing one-to-four family loans as of June 30, 2006 and additional specific reserves of $78,953.
During 2007, the Bank experienced a decrease in the loan portfolio of $22.7 million, or 3.1 percent, while substantially maintaining the composition of the loan portfolio. The level of classified assets increased from $15.2 million in 2006 to $21.7 million in 2007. The level of non-accruing loans decreased from $15.5 million in 2006 to $13.7 million in 2007. Net charge-offs increased from $464,000 in 2006 to $1.2 million in 2007. Therefore, taking into consideration the level of classified assets, as well as net charge-offs and the overall performance of the loan portfolio, the Bank provided $1,102,500 of additional provision to bring the allowance to a level deemed appropriate of $4.6 million.
During 2006, the Bank experienced growth in the loan portfolio of $75.6 million, or 11.4 percent, while substantially maintaining the composition of the loan portfolio. The level of classified assets increased from $12.4 million in 2005 to $15.2 million in 2006. The level of non-accruing loans increased from $11.7 million in 2005 to $15.5 million in 2006. Net charge-offs increased from $175,000 in 2005 to $464,000 in 2006. Therefore, taking into consideration the growth of the portfolio, the level of non-accruing loans and classified assets, as well as net charge-offs and the overall performance of the loan portfolio, the Bank provided $826,000 of additional provision to increase the allowance to a level deemed appropriate of $4.7 million.
Non-interest Income
Non-interest income amounted to $3.4 million, $2.0 million and $3.0 million for the years ended June 30, 2007, 2006 and 2005, respectively. The fluctuations in non-interest income are due primarily to fluctuations in income derived from mortgage banking activities, fee income on deposit accounts, gains on the sale of real estate owned and the increase in the cash surrender value of BOLI. Income attributable to mortgage banking activities consists of net loan servicing income, gains and losses on the sale of loans, and market valuation provisions and recoveries. Income from mortgage banking activities amounted to $1.3 million, $0.8 million and $1.3 million for the years ended June 30, 2007, 2006 and 2005, respectively. The increase in income from mortgage banking activities is primarily due to recoveries of market valuation provisions recorded in 2006. Other non-interest income amounted to $2.1 million, $1.2 million and $1.7 million for the years ended June 30, 2007, 2006 and 2005, respectively. The decrease in other non-interest income of $0.5 million from the year ended June 30, 2005 to June 30, 2006 is attributable primarily to a single item of other income being reported in 2005 that did not reoccur in 2006. In 2005, the Company reported income from a successful real estate venture that was completed in that year.
Non-interest Expense
Non-interest expense amounted to $21.6 million, $21.5 million and $18.9 million for the years ended June 30, 2007, 2006 and 2005, respectively. The principal component of non-interest expense is compensation and related benefits which amounted to $12.1 million, $12.1 million and $10.8 million for the years ended June 30, 2007, 2006 and 2005, respectively. The increase in compensation for the years ended June 30, 2007 and 2006 is due primarily to an increase in the cost of employee benefits, salary and wage adjustments to employees, a compensation incentive plan for employees, and stock option expenses resulting from the adoption of Financial Accounting Standards Bulletin No. 123R. Office occupancy totaled $3.4 million, $3.8 million and $3.7 million for the years ended June 30, 2007, 2006 and 2005, respectively. Other non-interest expense totaled $6.1 million, $5.7 million and $4.4 million for the years ended June 30, 2007, 2006 and 2005, respectively. Changes in other non-interest expense are primarily the result of advertising, professional and legal services, insurance expenses, outside services and franchise tax expense.
Federal Income Taxes
The Company’s federal income tax expense was $1.7 million, $2.1 million and $2.5 million for the years ended June 30, 2007, 2006 and 2005, respectively. Due to the availability of tax credits for the years ended June 30, 2007, 2006 and 2005, the tax-advantaged treatment of BOLI and other miscellaneous deductions, the Company’s effective federal income tax rate was below the expected tax rate of 35 percent with an effective rate of 29 percent for the year ended June 30, 2007, an effective rate of 30 percent for the year ended June 30, 2006, and 31 percent for the year ended June 30, 2005.
Impact of Inflation and Changing Prices
The consolidated financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. For further information regarding the effect of interest rate fluctuations on the Company, see “Market Risk Management.”
Critical Accounting Policies and Estimates
The accounting and reporting policies of PVF Capital Corp. are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments.
The most significant accounting policies followed by PVF Capital Corp. are presented in Note 1 to the consolidated financial statements. Accounting and reporting policies for the allowance for loan losses and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. PVF Capital Corp. provides further detail on the methodology and reporting of the allowance for loan losses in Note 4 and mortgage servicing rights in Note 5.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Bank’s market risk is composed of interest rate risk.
Asset/Liability Management: The Bank’s asset and liability committee (“ALCO”), which includes senior management representatives and two outside directors, monitors and considers methods of managing the rate sensitivity and repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value (“NPV”) and net interest income. Park View Federal’s asset and liability management program is designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.
The Bank’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO and the Board of Directors. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the Bank’s change in NPV in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank’s assets and liabilities. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.
In order to reduce the exposure to interest rate fluctuations, the Bank has developed strategies to manage its liquidity, shorten the effective maturity and increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate residential mortgage loans and adjustable-rate mortgage loans for the acquisition, development and construction of residential and commercial real estate, all of which are retained by the Bank for its portfolio. In addition, all long-term, fixed-rate mortgages are underwritten according to guidelines of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) which are then sold directly for cash in the secondary market.
Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of an immediate and sustained 1 and 2 percent increase or decrease in market interest rates. The Bank’s Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the NPV ratio (ratio of market value of portfolio equity to the market value of portfolio assets) of 0.5 and 1.0 percent in the event of an immediate and sustained 1 and 2 percent increase or decrease in market interest rates.
The following table presents the Bank’s projected change in NPV for the various rate shock levels at June 30, 2007 and 2006. All market risk sensitive instruments presented in this table are held to maturity or held for sale. The Bank has no trading securities.

(dollars in thousands)	June 30, 2007			June 30, 2006
Change in	Market Value of	Dollar	NPV	Market Value of	Dollar	NPV
Interest Rates	Portfolio Equity	Change	Ratio	Portfolio Equity	Change	Ratio
+2%	$99,263	$(7,290)	10.99%	$85,142	$(10,181)	9.37%
+1%	103,233	(3,320)	11.33	90,340	(4,983)	9.85
0	106,553		11.59	95,323		10.29
-1%	108,404	1,851	11.71	98,892	3,569	10.59
-2%	107,908	1,355	11.60	98,438	3,115	10.50
The table illustrates that for June 30, 2007, in the event of an immediate and sustained increase in prevailing market interest rates, the Bank’s NPV ratio would be expected to decrease, while in the event of an immediate and sustained decrease in market interest rates, the Bank’s NPV ratio would be expected to increase. The Bank carefully monitors the maturity and repricing of its interest-earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. At June 30, 2007, the Bank’s estimated changes in the NPV ratio were within the targets established by the Board of Directors in the event of an immediate and sustained increase and decrease in prevailing market interest rates. The Bank’s interest rate risk position is the result of the repricing characteristics of assets and liabilities. The balance sheet is primarily comprised of interest-earning assets having a maturity and repricing period of one month to five years. These assets were funded primarily utilizing interest-bearing liabilities having a final maturity of two years or less and a repurchase agreement. Management carefully monitors its interest rate risk position and will make the necessary adjustments to its asset and liability mix to bring the Bank’s NPV ratio to within target levels established by the Board of Directors.
NPV is calculated by the OTS using information provided by the Bank. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by Bloomberg quotations and surveys performed during the quarters ended June 30, 2007 and 2006, with adjustments made to reflect the shift in the Treasury yield curve between the survey date and the quarter-end date.
Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.
Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections set forth in the table, should market conditions vary from assumptions used in the preparation of the table. Certain assets such as adjustable-rate loans, which represent the Bank’s primary loan product, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Bank’s portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an interest rate increase.
The Company uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.
The following table summarizes the Company’s interest rate sensitivity gap analysis at June 30, 2007. The table indicates that the Company’s one year and under ratio of cumulative gap to total assets is negative 11.4 percent, one-to-three year ratio of cumulative gap to total assets is negative 2.9 percent, and three-to-five year ratio of cumulative gap to total assets is positive 0.3 percent.

	Within	1-3	3-5	>5
(dollars in thousands)	1 Year	Years	Years	Years	Total

Total interest-rate-sensitive assets	$397,046	$230,248	$129,432	$83,315	$840,577
Total interest-rate-sensitive liabilities	499,785	153,362	100,968	28,351	782,467
Periodic GAP	(102,739)	76,886	28,464	55,500	58,110
Cumulative GAP	(102,739)	(25,853)	2,610	58,110
Ratio of cumulative GAP to total assets	(11.4%)	(2.9%)	0.3%	6.5%

Item 8. Financial Statements and Supplementary Data
[Crowe Chizek and Company LLC logo]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders
PVF Capital Corp.
Solon, Ohio
We have audited the accompanying consolidated statements of financial condition of PVF Capital Corp. (“Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PVF Capital Corp.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 31, 2007 expressed an adverse opinion thereon.
/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC
Cleveland, Ohio

August 31, 2007

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
Years ended June 30, 2007 and 2006

	2007	2006
ASSETS

Cash and amounts due from depository institutions	$20,293,042	$6,614,171
Interest bearing deposits	622,537	1,804,098
Federal funds sold	7,542,000	11,320,000

Cash and cash equivalents	28,457,579	19,738,269
Securities held to maturity (fair values of $58,068,865 and $57,256,642, respectively)	58,000,000	58,000,000
Mortgage-backed securities held to maturity (fair values of $24,302,048 and $25,761,813, respectively)	25,879,520	27,577,923
Loans receivable held for sale, net	14,993,380	10,698,064
Loans receivable, net of allowance of $4,580,549 and $4,674,681	713,328,818	736,064,995
Office properties and equipment, net	10,588,375	12,032,692
Real estate owned	2,621,555	817,279
Federal Home Loan Bank stock	12,311,600	11,955,000
Bank-owned life insurance	22,210,217	16,339,385
Prepaid expenses and other assets	12,425,315	12,857,774

Total assets	$900,816,359	$906,081,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$658,052,649	$656,864,201
Short-term advances from the FHLB	65,000,000	75,000,000
Line of credit	1,260,000	1,772,871
Long-term advances from the FHLB	10,000,000	20,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	20,000,000	10,000,000
Advances from borrowers for taxes and insurance	8,546,669	8,102,098
Accrued expenses and other liabilities	16,467,200	15,369,071

Total liabilities	829,326,518	837,108,241

Commitments and contingencies

Stockholders’ equity
Serial preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized; 8,204,536 and 8,188,867 shares issued, respectively	82,045	81,889
Additional paid-in capital	68,743,626	68,507,097
Retained earnings	6,501,317	4,221,301
Treasury stock at cost, 472,725 shares, respectively	(3,837,147)	(3,837,147)

Total stockholders’ equity	71,489,841	68,973,140

Total liabilities and stockholders’ equity	$900,816,359	$906,081,381

See accompanying notes to consolidated financial statements.

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Interest and dividends income
Loans	$56,759,624	$50,985,531	$40,193,540
Mortgage-backed securities	1,321,132	1,385,572	1,654,537
Federal Home Loan Bank stock dividends	749,727	638,807	491,125
Securities	2,612,547	2,273,566	1,493,167
Fed funds sold and interest-bearing deposits	576,882	367,080	130,354

Total interest and dividend income	62,019,912	55,650,556	43,962,723
Interest expense
Deposits	28,599,492	20,776,397	13,133,468
Short-term borrowings	3,165,122	2,816,260	934,738
Long-term borrowings	3,390,503	4,121,641	5,229,070
Subordinated debt	1,549,920	693,292	503,190

Total interest expense	36,705,037	28,407,590	19,800,466

Net interest income	25,314,875	27,242,966	24,162,257
Provision for loan losses	1,102,500	826,300	111,000

Net interest income after provision for loan losses	24,212,375	26,416,666	24,051,257
Noninterest income
Service charges and other fees	815,395	609,040	470,586
Mortgage banking activities, net	1,270,998	834,471	1,311,235
Gain (loss) on disposal of real estate owned	259,537	(35,330)	165,575
Increase in cash surrender value of bank-owned life insurance	870,832	597,447	554,405
Other, net	159,340	22,606	504,558

Total noninterest income	3,376,102	2,028,234	3,006,359
Noninterest expense
Compensation and benefits	12,149,480	12,060,345	10,835,446
Office, occupancy, and equipment	3,387,369	3,815,592	3,670,437
Insurance	278,324	295,724	235,692
Professional and legal	569,000	492,061	339,050
Advertising	688,878	572,477	382,689
Outside services	1,445,038	1,430,915	776,801
Franchise tax	982,737	881,691	773,308
Other	2,133,055	2,000,595	1,929,080

Total noninterest expense	21,633,881	21,549,400	18,942,503

Income before federal income taxes	5,954,596	6,895,500	8,115,113
Federal income taxes
Current	2,219,821	2,323,692	2,413,291
Deferred	(499,549)	(271,193)	117,701

	1,720,272	2,052,499	2,530,992

Net income	$4,234,324	$4,843,001	$5,584,121

Basic earnings per share	$0.55	$0.63	$0.72

Diluted earnings per share	$0.54	$0.62	$0.71

See accompanying notes to consolidated financial statements.

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended June 30, 2007, 2006 and 2005

		Additional
	Common	paid-in	Retained	Treasury
	stock	capital	earnings	stock	Total
Balance at June 30, 2004	$74,200	$58,378,089	$8,035,847	$(3,127,193)	$63,360,943
Net income	—	—	5,584,121	—	5,584,121
Stock options exercised, including income tax benefits, 21,712 shares	217	166,029	—	—	166,246
Stock purchased and retired, 9,024 shares	(90)	(122,934)	—	—	(123,024)
Cash paid in lieu of fractional shares	—	—	(3,488)	—	(3,488)
Stock dividend issued, 743,046 shares	7,431	9,867,650	(9,875,081)	—	—
Cash dividend, $0.269 per share	—	—	(2,077,407)	—	(2,077,407)
Purchase of 32,210 shares of treasury stock	—	—	—	(454,212)	(454,212)

Balance at June 30, 2005	$81,758	$68,288,834	$1,663,992	$(3,581,405)	$66,453,179
Net income	—	—	4,843,001	—	4,843,001
Stock options exercised, 26,038 shares	260	144,477	—	—	144,737
Stock purchased and retired, 12,950 shares	(129)	(140,975)	—	—	(141,104)
Cash paid in lieu of fractional shares	—	—	(3,022)	—	(3,022)
Cash dividend, $0.296 per share	—	—	(2,282,670)	—	(2,282,670)
Purchase of 21,637 shares of treasury stock	—	—	—	(255,742)	(255,742)
Paid in capital related to stock based compensation	—	214,761	—	—	214,761

Balance at June 30, 2006	$81,889	$68,507,097	$4,221,301	$(3,837,147)	$68,973,140
Cumulative adjustment related to SAB 108 adoption	—	—	334,074	—	334,074
Net income	—	—	4,234,324	—	4,234,324
Stock options exercised, including income tax benefits, 43,099 shares	431	311,105	—	—	311,536
Stock purchased and retired, 27,430 shares	(275)	(293,266)	—	—	(293,541)
Cash dividend, $0.296 per share	—	—	(2,288,382)	—	(2,288,382)
Paid in capital related to stock based compensation	—	218,690	—	—	218,690

Balance at June 30, 2007	$82,045	$68,743,626	$6,501,317	$(3,837,147)	$71,489,841

See accompanying notes to consolidated financial statements.

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Operating activities:
Net income	$4,234,324	$4,843,001	$5,584,121
Adjustments required to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	27,414	46,883	26,471
Depreciation	1,733,005	1,816,028	1,863,375
Provision for loan losses	1,102,500	826,300	111,000
Change in deferred loan origination fees, net	(43,662)	(450,748)	(451,697)
(Gain)/loss on disposal of real estate owned	(259,537)	35,330	(165,575)
Market adjustments for loans held for sale	(105,600)	156,000	—
Change in fair value of mortgage banking derivatives	(131,300)	239,000	15,000
Stock compensation	218,690	214,761	—
FHLB stock dividends	(356,600)	(638,600)	(490,800)
Deferred income tax provision	(499,549)	(271,193)	117,701
Proceeds from loans held for sale	92,325,628	104,648,344	118,420,611
Originations of loans held for sale	(97,071,408)	(107,212,344)	(115,813,850)
Gain on the sale of loans, net	(376,533)	(633,782)	(1,095,039)
Increase in cash surrender value of bank-owned life insurance	(870,832)	(597,447)	(554,405)
Net change in other assets and other liabilities	2,920,034	348,671	982,116

Net cash from operating activities	2,846,574	2,672,854	9,452,423

Investing activities:
Loans originated	(159,977,902)	(243,702,577)	(216,290,237)
Principal repayments on loans	178,384,902	166,437,367	163,441,745
Principal repayments on mortgage-backed securities held to maturity	3,248,086	5,201,834	6,085,195
Purchase of mortgage-backed securities held to maturity	(1,577,097)	(1,106,607)	(1,052,410)
Purchase of securities held to maturity	—	(500,000)	(35,000,000)
Maturities and calls of securities held to maturity	—	—	5,000,000
Additions to office properties and equipment	(288,688)	(435,489)	(1,388,214)
Acquisition of bank-owned life insurance	(5,000,000)	—	—
Proceeds from disposals of real estate owned	2,231,674	1,785,449	1,418,796
Investments in nonconsolidated affiliates	—	(131,750)	—

Net cash from investing activities	17,020,975	(72,451,773)	(77,815,125)

See accompanying notes to consolidated financial statements.

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Financing Activities:
Payments on long-term FHLB advances	(10,000,000)	(100,012,018)	(27,813)
Net change in short-term FHLB advances	(10,000,000)	60,000,000	—
Proceeds from repurchase agreement	—	50,000,000	—
Net change in line of credit	(512,871)	1,772,871	—
Repayment of note payable	—	(1,400,780)	(1,085,470)
Net change in NOW and passbook savings	10,459,030	31,083,809	(565,469)
Proceeds from issuance of certificates of deposit	87,367,516	130,717,293	163,111,432
Payments on maturing certificates of deposit	(96,638,098)	(96,163,379)	(97,812,199)
Proceeds from issuance of subordinated debentures	10,000,000	—	—
Net increase (decrease) in advances from borrowers	444,571	4,917,117	808,109
Payment of cash dividend	(2,286,382)	(2,235,692)	(2,034,595)
Purchase of treasury stock	—	(255,742)	(454,212)
Proceeds from exercise of stock options	308,272	144,737	160,468
Income tax benefit from exercise of stock options	3,264	—	5,778
Stock repurchased and retired	(293,541)	(141,104)	(123,024)

Net cash from financing activities	(11,148,239)	78,427,112	61,983,005

Net increase (decrease) in cash and cash equivalents	8,719,310	8,648,193	(6,379,697)
Cash and cash equivalents at beginning of year	19,738,269	11,090,076	17,469,773

Cash and cash equivalents at end of year	$28,457,579	$19,738,269	$11,090,076

Supplemental disclosures of cash flow information:
Cash payments of interest	$36,659,064	$28,546,235	$19,766,150
Cash payments of income taxes	2,483,000	2,316,000	2,069,000
Supplemental schedule of noncash investing and financing activities:
Transfers to real estate owned	$3,776,413	$1,318,807	$2,502,472
See accompanying notes to consolidated financial statements.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
The accounting and reporting policies of PVF Capital Corp. and its subsidiaries (“Company”) conform to U.S. generally accepted accounting principles and general industry practice. The Company’s principal subsidiary, Park View Federal Savings Bank (“Bank”), is principally engaged in the business of offering savings deposits through the issuance of savings accounts, money market accounts, and certificates of deposit and lending funds primarily for the purchase, construction, and improvement of real estate in Cuyahoga, Summit, Geauga, Lake, Medina, Lorain and Portage Counties, Ohio. The deposit accounts of the Bank are insured up to applicable limits under the Federal Deposit Insurance Corporation (“FDIC”) and are backed by the full faith and credit of the United States government. The following is a description of the significant policies, which the Company follows in preparing and presenting its consolidated financial statements.
Principles of Consolidation: The consolidated financial statements include the accounts of PVF Capital Corp. and its wholly-owned subsidiaries, Park View Federal Savings Bank, PVF Service Corporation (“PVFSC”) and Mid-Pines Land Co. PVFSC owns some Bank premises and leases them to the Bank. Mid-Pines Land Co. did not have any significant assets or activity as of or for the years ended June 30, 2007, 2006, or 2005. The Company also has three nonactive subsidiaries, PVF Community Development Corp., PVF Mortgage Corp. and PVF Holdings, Inc. which have been chartered for future activity. All significant intercompany transactions and balances are eliminated in consolidation.
PVFSC and the Bank have entered into various nonconsolidated joint ventures that own real estate including properties leased to the Bank. The Bank has created a limited liability company, Crock, LLC that has taken title to property acquired through or in lieu of foreclosure.
PVF Capital Trust I and PVF Capital Trust II (collectively “Trusts”) were created for the sole purpose of issuing trust preferred securities. The Trusts are not consolidated into the financial statements.
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of mortgage servicing rights, fair value of mortgage banking derivatives, valuation of loans held for sale, valuation of real estate owned and the Company’s supplemental employee retirement plan accrual are particularly subject to change.
Cash Flows: For purposes of the consolidated statements of cash flows, the Company considers cash and amounts due from depository institutions, interest bearing deposits, and federal funds
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
sold with original maturities of less than three months to be cash equivalents. Net cash flows are reported for NOW and passbook savings accounts, short-term borrowings, and advances from borrowers.
Interest-bearing Deposits: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.
Securities: The Company classifies all securities as held to maturity. Securities held to maturity are limited to debt securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost. Securities that could be sold in the future because of changes in interest rates or other factors are not to be classified as held to maturity.
Interest income includes amortization of purchase premium or accretion of purchase discount. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield. Prepayment is assumed for mortgage-backed securities.
A decline in fair value of any held to maturity security below cost that is deemed other than temporary is charged to earnings resulting in establishment of a new cost basis for the security. Management’s consideration as to whether a decline in fair value is other-than-temporary is based on (1) the length of time and extent that fair value has been less than cost, (2) the financial condition of the issuer and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market include deferred origination fees and costs and are carried at the lower of cost or fair value, determined on an aggregate basis. The fair value of mortgage loans held for sale is based on market prices and yields at period end in normal market outlets used by the Company. Net unrealized losses, if any, are recorded as valuation allowance and charged to earnings.
The Company sells the loans on either a servicing retained or servicing released basis. Servicing rights are recognized as assets for the value of retained servicing rights on loans sold. The capitalized cost of loan servicing rights is amortized in proportion to and over the period of estimated net future servicing revenue. The expected period of the estimated net servicing income is based in part on the expected prepayment of the underlying mortgages. The amortized balance of mortgage servicing rights is included in prepaid expenses and other assets on the Consolidated Statement of Financial Condition.
Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of amortized cost over its estimated fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
using market-based assumptions. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate and original time to maturity. Any impairment is reported as a valuation allowance for an individual tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance will be recorded as an increase to income.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.
The Company is exposed to interest rate risk on loans held for sale and rate-locked loan commitments. As market interest rates increase or decrease, the fair value of loans held for sale and rate-lock commitments will decline or increase. The Company enters into derivative transactions principally to protect against the risk of adverse interest movements affecting the value of the Company’s committed loan sales pipeline. In order to mitigate the risk that a change in interest rates will result in a decline in value of the Company’s interest rate lock commitments (“IRLCs”) in the committed mortgage pipeline or its loans held for sale, the Company enters into mandatory forward loan sales contracts with secondary market participants.
Mandatory forward sales contracts and committed loans intended to be held for sale are considered free-standing derivative instruments and changes in fair value are recorded in current period earnings. For committed loans, fair value is measured using current market rates for the associated mortgage loans. For mandatory forward sales contracts, fair value is measured using secondary market pricing.
Loans Receivable: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term.
Uncollectible interest on loans that are contractually 90 days or more past due is charged off against interest income. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Income is subsequently recognized only to the extent cash payments are received until the loan is determined to be performing in accordance with the applicable loan terms in which case the loan is returned to accrual status. Past due status is based on the contractual terms of the loan.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
Allowance for Loan Losses: The allowance for loan losses is maintained at a level to absorb probable incurred losses in the portfolio as of the balance sheet date. The adequacy of the allowance for loan losses is periodically evaluated by the Bank based upon the overall portfolio composition and general market conditions as well as information about specific borrower situations and estimated collateral values. While management uses the best information available to make these evaluations, future adjustments to the allowance may be necessary if economic conditions change substantially from the assumptions used in making the evaluations. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. Since the Bank’s loans are primarily collateral dependent, measurement of impairment is based on the fair value of the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment and accordingly, they are not separately identified for impairment disclosures.
The Bank’s loan portfolio is primarily secured by real estate. Collection of real estate secured loans in the portfolio is dependant on court proceedings, and as a result, loans may remain past due for an extended period before being collected, transferred to real estate owned, or charged off. Charge-off’s are recorded after the foreclosure process is complete for any deficiency between the Bank’s recorded investment in the loan and the fair value of the real estate acquired or sold, to the extent that such a deficiency exists.
Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the company, the transferee obtains the right (free of conditions to constrain it from taking that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Office Properties and Equipment: Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method at rates expected to amortize the cost of the assets over their estimated useful lives or, with respect to leasehold improvements, the term of the lease, if shorter. Estimated lives for buildings are 40 years. Estimated lives for equipment range from 1 to 10 years.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated selling costs, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Long-Term Assets: Office properties and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
Stock Compensation: Employee compensation expense under stock option plans is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment.” The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense has been recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any awards granted since that date. Prior interim periods and fiscal year results were not restated.
Prior to the adoption of FAS 123R on July 1, 2005, employee compensation expense under stock option plans was reported using the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying stock on the date of grant.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
The following table illustrates the effect on net income and earnings per share for 2005 if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

2005
Net income as reported	$5,584,121
Stock-based compensation expense determined under fair value based method	147,160
Income tax effect	(8,160)

139,000

Pro forma net income	$5,445,121

Basic earnings per share as reported	$0.72
Pro forma basic earnings per share	$0.70

Diluted earnings per share as reported	$0.71
Pro forma diluted earnings per share	$0.69
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. The Company had no other comprehensive income in 2007, 2006, or 2005; therefore comprehensive income was equal to net income.
Earnings Per Share: Basic earnings per share is calculated by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. The additional potential common shares issuable under stock options are included in the calculation of diluted earnings per share.
The per share data for 2005 is adjusted to reflect the 10% stock dividend declared June 2005.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
Restrictions on Cash: Cash on deposit with another institution of $323,000 and $662,000 was required to meet regulatory reserve requirements at June 30, 2007 and 2006 respectively. These balances do not earn interest.
Stockholders’ Equity: Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid in capital. Fractional share amounts are paid in cash with a reduction in retained earnings.
Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividend paid by the Bank to the Company or by the Company to shareholders. See Note 13 for more specific disclosure related to federal savings banks.
Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
Operating Segments: While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.
Reclassifications: Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.
Adoption of New Accounting Standards: In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB”), which is effective for fiscal year ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatement using both an income statement (rollover) and balance sheet (iron curtain)
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment is recorded in opening retained earnings as of July 1, 2006.
The Company applied the SAB 108 cumulative catch-up treatment for certain loan origination fees which had not accreted into income as designed due to a software error. The adjustment had accumulated overall several years through the fiscal year ended June 30, 2006. Management determined that no prior period’s net income had been materially misstated. The cumulative adjustment resulted in an increase to loans for the reduction of the deferred loan origination fees of $506,074, with a $334,074 increase to opening retained earnings, net of an increase to the current federal income tax liability included in other liabilities of $172,000.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 07, 08, 106 and 132(R).” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Adoption of the recognition provisions of SFAS No. 158 did not have a material effect on the Company’s financial statements.
Effect of Newly Issued But Not Yet Effective Accounting Standards: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of fiscal years beginning after September 15, 2006. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. SFAS No. 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
assets at fair value. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of this standard will not have a material impact on the Company’s financial statements.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FSAB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard will not have a material impact on the Company’s financial statements.
In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement.” This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of EITF Issue No. 06-04 to have a material effect on the financial statements as the Company has no endorsement split dollar arrangements.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis that are otherwise not
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.
NOTE 2 – SECURITIES
Securities held to maturity at June 30, 2007 and 2006 are summarized as follows:

	2007
		Gross	Gross	Estimated
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gain	Loss	Value
U.S. government-sponsored enterprise securities	$58,000,000	$194,376	$(125,511)	$58,068,865

Due after one year through five years	$58,000,000	$194,376	$(125,511)	$58,068,865

	2006
		Gross	Gross	Estimated
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gain	Loss	Value
U.S. government-sponsored enterprise securities	$58,000,000	$—	$(743,358)	$57,256,642

Due after one year through five years	$58,000,000	$—	$(743,358)	$57,256,642

There were no sales of securities for the years ended June 30, 2007, 2006 or 2005.
At year end 2007 and 2006, the Company held $43,000,000 respectively, of secured debentures of the FHLB, $10,000,000 of unsecured debentures of the Federal Home Loan Mortgage Corporation (FHLMC), and $5,000,000 of unsecured debentures of the Federal National Mortgage Association (FNMA). At June 30, 2006, $500,000 of securities were pledged to the Department of Energy to serve as collateral for deposits.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 2 – SECURITIES (Continued)
Securities with continuous unrecognized losses at year-end 2007 and 2006 not recognized in income aggregated by length of time that individual securities have been in a continuous unrealized loss position are as follows:

2007	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government-sponsored enterprise securities	$—	$—	$15,374,489	$(125,511)	$15,374,489	$(125,511)

2006	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government-sponsored enterprise securities	$5,398,720	$(101,280)	$51,857,922	$(642,078)	$57,256,642	$(743,358)

At June 30, 2007, $15,500,000 of U.S. government-sponsored enterprise securities were in a continuous unrecognized loss for more than one year. Management considered whether these unrecognized losses represented other-than-temporary impairment of these securities, which are unsecured debentures issued by these entities. Management determined that the issuers maintained investment-grade bond ratings and that declines in fair value have been driven primarily by increases in market interest rates. As such, management concluded that the unrecognized losses do not represent other-than-temporary impairment as of June 30, 2007.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 3 – MORTGAGE-BACKED SECURITIES
     Mortgage-backed securities held to maturity at June 30, 2007 and 2006 are summarized as follows:

	2007
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Estimated
	Amount	Gain	Loss	Fair Value
FNMA mortgage-backed securities	$25,368,425	$—	$(1,582,196)	23,786,229
FHLMC mortgage-backed securities	511,095	4,724	—	515,819

	$25,879,520	$4,724	$(1,582,196)	$24,302,048

	2006
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Estimated
	Amount	Gain	Loss	Fair Value
FNMA mortgage-backed securities	$27,023,693	$—	$(1,823,784)	$25,199,909
FHLMC mortgage-backed securities	554,230	7,674	—	561,904

	$27,577,923	$7,674	$(1,823,784)	$25,761,813

There were no sales of mortgage-backed securities for the years ended June 30, 2007, 2006 or 2005.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 3 – MORTGAGE-BACKED SECURITIES (Continued)
Mortgage-backed securities with unrecognized losses at year end 2007 and 2006 not recognized in income aggregated by the length of time that the individual securities have been in a continuous unrealized loss position are as follows:

2007	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Mortgage-backed Securities	Value	Loss	Value	Loss	Value	Loss
FNMA mortgage-backed securities	$1,496,409	$(45,478)	$22,289,820	$(1,536,718)	$23,786,229	$(1,582,196)

2006	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Mortgage-backed Securities	Value	Loss	Value	Loss	Value	Loss
FNMA mortgage-backed securities	$1,985,731	$(84,232)	$23,214,178	$(1,739,552)	$25,199,909	$(1,823,784)

At June 30, 2007, a FNMA mortgage-backed security with a carrying amount of $21,905,476 was in a continuous unrecognized loss for more than one year. The unrecognized loss for this security was $1,469,139 as of June 30, 2007. Management considered whether this unrecognized loss represented other-than-temporary impairment of this security. Management determined that the security was backed by performing assets and that timely repayment of principal and interest is guaranteed by FNMA. The decline in fair value is largely driven by increases in market interest rates. As such, management concluded that the unrecognized loss did not represent other-than-temporary impairment of the security as of June 30, 2007.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 4 – LOANS RECEIVABLE
Loans receivable at June 30, 2007 and 2006, consist of the following:

	2007	2006
Real estate mortgages:
One-to-four family residential	$163,297,830	$174,574,861
Home equity line of credit	85,092,530	94,449,845
Multi-family residential	48,100,726	45,715,780
Commercial	184,849,852	170,392,400
Commercial equity line of credit	33,207,626	34,063,990
Land	74,414,426	77,242,222
Construction — residential	63,315,868	84,146,125
Construction — commercial	38,007,505	41,712,042

Total real estate mortgages	690,286,363	722,297,265
Non real estate loans	30,454,898	21,824,041

Total loans receivable	720,741,261	744,121,306
Net deferred loan origination fees	(2,831,894)	(3,381,630)
Allowance for loan losses	(4,580,549)	(4,674,681)

Loans receivable, net	$713,328,818	$736,064,995

A summary of the changes in the allowance for loan losses for the years ended June 30, 2007, 2006, and 2005, is as follows:

	2007	2006	2005
Beginning balance	$4,674,681	$4,312,274	$4,376,704
Provision for loan losses	1,102,500	826,300	111,000
Charge-offs	(1,196,632)	(463,893)	(175,430)
Recoveries	—	—	—

Ending balance	$4,580,549	$4,674,681	$4,312,274

(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 4 – LOANS RECEIVABLE (Continued)
The following is a summary of the principal balances of nonperforming loans at June 30:

	2007	2006
Loans on non-accrual status:
Real estate mortgages:
One-to-four family residential	$5,265,002	$7,586,930
Commercial	3,724,704	2,972,146
Multi-family residential	—	21,300
Construction and land	4,663,095	4,876,009

Total loans on non-accrual status	13,652,801	15,456,385

Loans past due 90 days, still on accrual status:
Real estate mortgages:
One-to-four family residential	—	—
Construction and land	875,593	—

Total non-accrual and past due loans	$14,528,394	$15,456,385

At June 30, 2007 and 2006, the recorded investment in loans, which have individually been identified as being impaired, totaled $8,387,799 and $7,869,455, respectively. Included in the impaired amount at June 30, 2007 and 2006, is $3,659,747 and $7,869,455, respectively, related to loans with a corresponding valuation allowance of $627,220 and $902,267, respectively. At June 30, 2007, $4,728,052 of impaired loans had no allowance for loan losses allocated.
Average impaired loans for the years ended June 30, 2007, 2006 and 2005 amounted to $8,477,996 $5,675,718, and $5,521,063, respectively. Interest recognized on impaired loans while considered impaired in 2007, 2006, and 2005 was not material.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 5 – MORTGAGE BANKING ACTIVITIES
Loans held for sale at year end are as follows:

	2007	2006
Loans held for sale	$15,043,780	$10,854,064
Less: Allowance to adjust to lower of cost or market	(50,400)	(156,000)

Loans held for sale, net	$14,993,380	$10,698,064

Mortgage banking activities, net, including gains and losses on sales of loans, for each of the years in the three-year period ended June 30, 2007, consist of the following:

	2007	2006	2005
Mortgage loan servicing fees	$1,970,702	$1,954,692	$1,872,974
Amortization of mortgage servicing rights	(1,313,137)	(1,359,003)	(1,641,778)
Market adjustment for loans held for sale	105,600	(156,000)	—
Change in fair value of mortgage banking derivatives	131,300	(239,000)	(15,000)
Gross realized:
Gains on sales of loans	1,448,206	1,830,073	2,222,305
Losses on sales of loans	(1,071,673)	(1,196,291)	(1,127,266)

	$1,270,998	$834,471	$1,311,235

At June 30, 2007 and 2006, the Company was servicing whole and participation mortgage loans for others aggregating $793,080,175 and $776,423,332, respectively. These loans are not reported as assets. The Company had $8,022,305 and $7,625,993, at June 30, 2007 and 2006, respectively, of funds collected on mortgage loans serviced for others which is included in accrued expenses and other liabilities.
Originated mortgage servicing rights capitalized and amortized during the years ended June 30, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
Beginning balance	$4,806,836	$5,001,474	$5,358,845
Originated	932,597	1,164,365	1,284,407
Amortized	(1,313,137)	(1,359,003)	(1,641,778)

Ending balance	$4,426,296	$4,806,836	$5,001,474

The fair value of capitalized mortgage servicing rights was $8,961,806 and $8,928,868 at June 30, 2007 and 2006. Fair value was determined using discount rates ranging from 9.0% to 11.0% and prepayment speeds ranging from 6.7% to 57.6%, depending on the stratification of the specific rights. The fair value of the preponderance of the servicing rights was determined using prepayment speeds ranging from 6.3% to 20.7%.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 6 – OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment at cost, less accumulated depreciation and amortization at June 30, 2007 and 2006 are summarized as follows:

	2007	2006
Land and land improvements	$1,034,892	$1,034,892
Building and building improvements	5,553,076	5,553,076
Leasehold improvements	5,949,232	5,943,807
Furniture and equipment	12,408,119	12,124,539

	24,945,319	24,656,314
Less accumulated depreciation and amortization	(14,356,944)	(12,623,622)

	$10,588,375	$12,032,692

NOTE 7 – DEPOSITS
     Scheduled maturities of time deposits were as follows:

	2007		2006
	Amount	%	Amount	%
12 months or less	$443,536,475	89.6%	$441,726,006	87.6%
13 to 24 months	26,314,568	5.3	38,845,591	7.7
25 to 36 months	13,578,346	2.8	8,087,568	1.6
37 to 48 months	11,435,837	2.3	15,476,643	3.1

	$494,865,226	100.0%	$504,135,808	100.0%

Weighted average rate on certificates of deposit		5.06%		4.57%

Time deposits in amounts of $100,000 or more totaled approximately $166,736,808 and $164,445,000 at June 30, 2007 and 2006, respectively.
Deposits of related parties totaled $2,196,914 and $2,888,506 at June 30, 2007 and June 30, 2006.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 8 – ADVANCES FROM THE FEDERAL HOME LOAN BANK OF CINCINNATI
Short-Term Advances: The Bank maintains two lines of credit totaling $230,000,000 with the FHLB. The $200,000,000 repurchase line matures on February 14, 2008. At June 30, 2007 and 2006, $65,000,000 and $75,000,000 was drawn on the repurchase line of credit, respectively. The Bank has chosen to take daily advances from this line, with the interest rate set daily. The interest rate as of June 30, 2007 and June 30, 2006 was 5.31% and 5.31%. The $30,000,000 cash management line matures on October 5, 2007. No borrowings were outstanding on the cash management line as of June 30, 2007 or 2006.
In order to secure these advances, the Bank has pledged mortgage loans with unpaid principal balances aggregating approximately $337,758,000 and $326,862,000 at June 30, 2007 and 2006, respectively, and mortgage-backed securities aggregating approximately $25,879,520 and $27,577,923 at June 30, 2007 and 2006, respectively, plus FHLB stock.
Long-Term Advances: Long-term advances from the Federal Home Loan Bank of Cincinnati (“FHLB”), with maturities and interest rates thereon at June 30, 2007 and 2006, were as follows:

Maturity	Interest rate	2007	2006
February 2008	5.37%	$—	$10,000,000
March 2008	5.64%	10,000,000	10,000,000

		$10,000,000	$20,000,000

Weighted average interest rate		5.64%	5.51%

In 2007, the FHLB exercised their option to convert an advance with a maturity date in 2008 to LIBOR. In 2006 the FHLB exercised their option to convert two advances with maturity dates in 2011 to LIBOR. The Bank repaid the advances at the time of conversion without penalty. The remaining advance is a convertible fixed-rate advance. It is convertible at the option of the FHLB to LIBOR. If the conversion option is exercised, the Bank could repay this advance without a prepayment penalty.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 9 – SUBORDINATED DEBENTURES, NOTES PAYABLE AND OTHER BORROWINGS
Line of Credit: On February 23, 2006, one of the Company’s subsidiaries obtained a $4.0 million dollar line of credit from another financial institution with a drawn principal balance of $1,260,000 and $1,772,871 as of June 30, 2007 and 2006. The line is collateralized by the Company’s Solon headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate minus 75 basis points. The loan is due on demand. At June 30, 2007, the interest rate was 7.50% and at June 30, 2006 it was 7.25%. Proceeds from this line of credit were used to repay the note payable formerly secured by the Company’s headquarters building.
Subordinated Debt: In June 2004, the Company formed a special purpose entity, PVF Capital Trust I (“Trust”), for the sole purpose of issuing $10,000,000 of variable-rate trust preferred securities. The Company issued Subordinated Deferrable Interest Debentures (“subordinated debentures”) to the Trust in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred security carries a variable interest rate that adjusts to the three month LIBOR rate plus 260 basis points. At June 30, 2007 and 2006 the interest rate was 7.96% and 7.69%.
The subordinated debentures are the sole asset of the trust. The trust preferred securities will mature June 29, 2034 but may be redeemed by the Trust at par, at its option, starting June 29, 2009.
In July 2006, the Company formed a special purpose entity, PVF Capital Trust II (“Trust”), for the sole purpose of issuing $10,000,000 of fixed-rate trust preferred securities. The Company issued Subordinated Deferrable Interest Debentures (“subordinated debentures”) to the Trust in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred security carries a fixed interest rate of 7.462% through September 15, 2011. The interest rate will then change to a variable interest rate that adjusts quarterly to the three month LIBOR rate plus 175 basis points.
The subordinated debentures are the sole asset of the trust. The trust preferred securities will mature July 6, 2036 but may be redeemed by the Trust at par, at its option, starting September 15, 2011.
Repurchase Agreement: In March 2006, the Bank entered into a $50 million repurchase agreement (“Repo”) with another institution (Citigroup) collateralized by $57.5 million in securities. The Repo is for a five year term. Interest was adjustable quarterly during the first year based on the three month LIBOR rate minus 100 basis points. The interest rate as of June 30, 2006 was 4.42%. After year one, the rate adjusted to 4.99% and the Repo became callable quarterly at the option of the issuer.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 10 – FEDERAL INCOME TAXES
The provision for federal income taxes differs from the amounts computed by applying the U.S. federal income tax statutory rate to income before federal income taxes. These differences are reconciled as follows:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Computed expected tax	$2,084,109	35.0%	$2,413,425	35.0%	$2,840,290	35.0%
Increase (decrease) in tax resulting from:
Benefit of graduated rates	(59,546)	(1.0)	(68,955)	(1.0)	(81,151)	(1.0)
Affordable housing tax credit	(111,645)	(1.9)	(111,645)	(1.6)	(111,645)	(1.4)
Bank-owned life insurance	(296,083)	(5.0)	(203,132)	(2.9)	(188,498)	(2.3)
Stock compensation	57,076	1.0	51,757	0.8	0	0.0
Other, net	46,361	0.8	(28,951)	(0.5)	71,996	0.9

	$1,720,272	28.9%	$2,052,499	29.8%	$2,530,992	31.2%

The net tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2007 and 2006 are:

	2007	2006
Deferred tax assets:
Loan loss reserves	$1,317,348	$1,500,803
Deferred compensation	1,081,068	836,743
Mortgage banking reserves	58,854	139,400
Other	168,783	135,847

Total gross deferred tax assets	2,626,053	2,612,793

Deferred tax liabilities:
Deferred loan costs	(304,861)	(337,289)
FHLB stock dividend	(1,871,513)	(1,750,269)
Originated mortgage servicing asset	(1,504,941)	(1,634,324)
Fixed assets	(848,122)	(1,184,677)
Prepaid franchise tax	(171,972)	(163,549)
Unrealized losses on loans held for sale	(440)	(75,971)
Other	(100,549)	(142,608)

Total gross deferred tax liabilities	(4,802,398)	(5,288,687)

Net deferred tax liability	$(2,176,345)	$(2,675,894)

A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. In management’s opinion, it is more likely than not that the tax benefits will be realized; consequently, no valuation allowance has been established as of June 30, 2007 or 2006.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 10 – FEDERAL INCOME TAXES (Continued)
Retained earnings at June 30, 2007 and 2006 include approximately $4,516,000 for which no provision for federal income tax has been made. The related unrealized deferred tax liability was approximately $1,535,000 at June 30, 2007 and 2006. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and non-qualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income expense for tax purposes only, which would be subject to the then current corporate income tax rate. Recapture would not occur upon the reorganization, merger, or acquisition of the Bank, nor if the Bank is merged or liquidated tax-free into a bank or undergoes a charter change. If the Bank fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
NOTE 11 – LEASES
The Company leases certain premises from unrelated and related parties. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at June 30, 2007:

	Leases With	Leases With
	Unrelated	Related	Total
Year ending June 30,	Parties	Parties	Leases
2008	$732,636	$218,632	$951,268
2009	620,135	218,632	838,767
2010	412,058	218,632	630,690
2011	206,774	175,200	381,974
2012	99,503	153,484	252,987
Thereafter	29,071	183,728	212,799

Total minimum lease payments	$2,100,177	$1,168,308	$3,268,485

During the years ended June 30, 2007, 2006, and 2005, rental expense was $901,695, $898,448, and $799,725, respectively. Rental expense related to related party leases was $213,973, $204,031, and $134,034, for the years ended June 30, 2007, 2006, and 2005, respectively.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 12 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
In the normal course of business, the Bank enters into commitments with off-balance-sheet risk to meet the financing needs of its customers. Commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Bank since the time the commitment was made.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 60 to 120 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management’s credit evaluation of the applicant. Collateral held is generally residential and commercial real estate.
The Bank’s lending is concentrated in Northeastern Ohio, and as a result, the economic conditions and market for real estate in Northeastern Ohio could have a significant impact on the Bank.
At June 30, 2007 and 2006, the Bank had the following commitments to originate loans intended to be held in the portfolio:

	2007	2006
Commitments to fund variable-rate mortgage loans	$12,626,900	$48,287,000
Commitments to fund equity lines of credit	99,257,000	92,901,000
Undisbursed portion of loan proceeds	60,795,479	66,749,000
At June 30, 2007 and 2006, the Bank had interest rate-lock commitments on $29,312,000 and $31,524,000 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of June 30, 2007 and 2006 was estimated to be ($367,000) and ($321,000), respectively. To mitigate the interest rate risk represented by these
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 12 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (Continued)
interest rate-lock commitments the Bank entered into contracts to sell mortgage loans of $20,105,000 and $13,250,000 as of June 30, 2007 and 2006. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at June 30, 2007 and 2006 was estimated to be $244,000 and $67,000 and, respectively.
NOTE 13 – REGULATORY CAPITAL
The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision (“OTS”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 2007, the adjusted total minimum regulatory capital regulations require institutions to have tangible capital to adjusted total assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum rate of core (Tier 1) capital to risk-weighted assets of 4.00%; and a minimum ratio of total capital to risk weighted assets of 8.0%. At June 30, 2007 and 2006, the Bank exceeded all of the aforementioned regulatory capital requirements.
Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At June 30, 2007, this limitation was $13,143,650.
The most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based and Tier 1 risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 13 – REGULATORY CAPITAL (Continued)
At June 30, 2007 and 2006, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations [i]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total Capital to risk weighted assets	91,323	13.08%	55,838	8.00%	69,798	10.00%
Tier 1 (Core) Capital to risk weighted assets	87,636	12.56%	27,919	4.00%	41,879	6.00%
Tier 1 (Core) Capital to adjusted total assets	87,636	9.72%	36,073	4.00%	45,091	5.00%
Tangible Capital to adjusted total assets	87,636	9.72%	13,527	1.50%	NA	NA

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations [i]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total Capital to risk weighted assets	80,241	10.28%	62,416	8.00%	78,020	10.00%
Tier 1 (Core) Capital to risk weighted assets	75,827	9.72%	31,208	4.00%	46,812	6.00%
Tier 1 (Core) Capital to adjusted total assets	75,827	8.33%	36,431	4.00%	45,538	5.00%
Tangible Capital to adjusted total assets	75,827	8.33%	13,662	1.50%	NA	NA
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 14 – RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates in 2007 were as follows.

Beginning balance	$8,623,000
New Loans	2,240,000
Repayments	(3,283,673)

Ending balance	$7,579,327

NOTE 15 – STOCK OPTIONS
The Company offered stock options to the directors and officers of the Bank under various option plans.
All of the options authorized under the 1992 plan have been granted and exercised. The options granted under the 1996 plan are exercisable over a ten-year period, with vesting ranging from zero to five years as stated in the individual option agreements. Incentive stock options granted under the 2000 plan are exercisable over a ten-year period, with vesting ranging from four to nine years as stated in the individual option agreements.
Nonqualified stock options are granted to directors and typically vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.
Options outstanding at June 30, 2007 were as follows:

		Outstanding		Exercisable
			Weighted Average		Weighted
Range of			Remaining		Average
Exercise			Contractual		Exercise
Price		Number	Life	Number	Price
$5.49	– $ 6.10	93,355	2.63	93,355	$5.73
$6.75	– $ 7.76	164,482	2.94	164,482	$7.27
$8.32	– $13.64	324,313	7.10	180,144	$10.85

Total		582,150	5.21	437,981	$8.41
There were 116,166 shares available for future issuance under existing stock option plans.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 15 – STOCK OPTIONS (Continued)
A summary of the activity in the plan is as follows:

	2007
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding beginning of year	558,474	$8.77
Forfeited	—	—
Exercised	(43,099)	7.15
Granted	66,775	10.82

Outstanding end of year	582,150	$9.12

Exercisable end of year	437,981	$8.41

The weighted average remaining contractual life of options outstanding was 5.21 years.
For the years ended June 30, 2007 and 2006, compensation expense of $218,691 and $214,761 was recognized in the income statement related to the vesting of awards. An income tax benefit of $17,787 and $21,262 was recognized related to this expense.
As of June 30, 2007, there was $379,743 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 3.6 years. All outstanding and unvested options are expected to vest.
The aggregate intrinsic value of all options outstanding at June 30, 2007 was $2,472,942. The aggregate intrinsic value of all options that were exercisable at June 30, 2007 was $2,175,258. The intrinsic value of options exercised in 2007 and 2006 was $156,042 and $137,946.
The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model. The following weighted-average assumptions were used for grants in each of the respective years.

	2007	2006	2005
Risk-free interest rate	4.56%	4.57%	3.75%
Dividend yield	2.74%	2.67%	2.21%
Expected volatility	24.95%	31.56	29.29
Expected life in years	9.14	9.72	7.00
The weighted average fair value of options granted in each of the past three years was as follows:

2007	2006	2005
$2.83	$3.69	$3.57
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 16 – EARNINGS PER SHARE
The following is a reconciliation of basic earnings per share to diluted earnings per share for the years ended June 30:

		2007
			Per-Share
	Net Income	Shares	Amount
Basic EPS:
Income available to common shareholders	$4,234,324	7,724,436	$0.55
Dilutive effect of assumed exercises of stock options	—	98,571	(0.01)

Diluted EPS:
Income available to common shareholders	$4,234,324	7,823,007	$0.54

		2006
			Per-Share
	Net Income	Shares	Amount
Basic EPS:
Income available to common shareholders	$4,843,001	7,716,770	$0.63
Dilutive effect of assumed exercises of stock options	—	129,199	(0.01)

Diluted EPS:
Income available to common shareholders	$4,843,001	7,845,969	$0.62

		2005
			Per-Share
	Net Income	Shares	Amount
Basic EPS:
Income available to common shareholders	$5,584,121	7,734,136	$0.72
Dilutive effect of assumed exercises of stock options	—	172,610	(0.01)

Diluted EPS:
Income available to common shareholders	$5,584,121	7,906,746	$0.71

There were 51,590, 205,236, and 43,120, options not considered in the diluted earnings per share calculation for the years ended June 30, 2007, 2006, and 2005 respectively because they were not dilutive.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair values of financial instruments at year end were as follows:

	June 30, 2007		June 30, 2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets:
Cash and amounts due from depository institutions	$20,293	$20,293	$6,614	$6,614
Interest-bearing deposits	622	622	1,804	1,804
Federal funds sold	7,542	7,542	11,320	11,320
Securities held to maturity	58,000	58,069	58,000	57,257
Mortgage-backed securities held to maturity	25,880	24,557	27,578	25,762
Loans receivable	713,329	719,711	731,997	725,155
Loans receivable held for sale, net	14,993	14,993	10,698	10,698
Federal Home Loan Bank stock	12,312	12,312	11,955	11,955
Accrued interest receivable	4,197	4,197	4,068	4,068
Mandatory forward sales contracts	244	244	67	67

Liabilities:
Demand deposits and passbook savings	(163,187)	(163,187)	(152,728)	(152,728)
Time deposits	(494,865)	(495,641)	(504,136)	(500,537)
Line of credit	(1,260)	(1,260)	(1,773)	(1,773)
Advances from the Federal Home Loan Bank of Cincinnati	(75,000)	(75,019)	(95,000)	(95,021)
Repurchase agreement	(50,000)	(49,096)	(50,000)	(50,000)
Subordinated debentures	(20,000)	(20,000)	(10,000)	(10,000)
Accrued interest payable	(304)	(304)	(350)	(350)
Commitments to make loans intended to be sold	(367)	(367)	(321)	(321)
The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Cash and amounts due from depository institutions, interest- bearing deposits, and federal funds sold. The carrying amount is a reasonable estimate of fair value because of the short maturity of these instruments.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Securities and mortgage-backed securities. Estimated fair value for securities and mortgage-backed securities is based on quoted market prices.
Loans receivable and loans receivable held for sale. For loans receivable held for sale, fair value is estimated using the quoted market prices for similar loans, adjusted for differences in loan characteristics. For performing loans receivable, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.
Fair value for significant nonperforming loans is based on recent external appraisals of underlying collateral. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.
Federal Home Loan Bank stock. This item is valued at cost, which represents redemption value and approximates fair value.
Mandatory forward sales contracts. These contracts are valued by reference to secondary market indicators of pair-off fees receivable or payable to terminate the contracts.
Demand deposits and time deposits. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flows and rates currently offered for deposits of similar remaining maturities.
Line of credit. The carrying amount is a reasonable estimate of the fair value.
Advances from the Federal Home Loan Bank of Cincinnati. The fair value of the Bank’s FHLB debt is estimated based on the current rates offered to the Bank for debt of the same remaining maturities.
Notes payable and subordinated debentures. The carrying value of the Company’s variable-rate note payable is a reasonable estimate of fair value based on the current incremental borrowing rate for similar types of borrowing arrangements.
Accrued interest receivable and accrued interest payable. The carrying amount is a reasonable estimate of the fair value.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Commitments to make loans intended for sale. These commitments are valued according to changes in secondary market pricing for similar loans with similar delivery dates from the date of interest rate lock until the balance sheet date.
Off-balance-sheet instruments. The fair value of commitments is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of undisbursed lines of credit is based on fees currently charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The carrying amount and fair value of off-balance-sheet instruments is not significant as of June 30, 2007 and 2006.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 18 – PARENT COMPANY
The following are condensed statements of financial condition as of June 30, 2007 and 2006 and related condensed statements of operations and cash flows for the years ended June 30, 2007, 2006 and 2005 for PVF Capital Corp.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2007	2006
Cash and amounts due from depository institutions	$30,368	$55,404
Prepaid expenses and other assets	2,028,039	1,823,057
Investment in Bank subsidiary	87,635,883	75,827,227
Investment in non-Bank subsidiaries	3,122,905	2,887,345

Total assets	$92,817,195	$80,593,033

Accrued expenses and other liabilities	$1,327,354	$1,619,893
Subordinated debentures	20,000,000	10,000,000
Stockholders’ equity	71,489,841	68,973,140

Total liabilities and stockholders’ equity	$92,817,195	$80,593,033

CONDENSED STATEMENTS OF OPERATIONS

	2007	2006	2005
Income:
Mortgage banking activities	$24,572	$9,055	$11,811
Dividends from Bank subsidiary	—	2,400,000	1,000,000
Interest Income	38	—	432

	24,610	2,409,055	1,012,243

Expenses:
Interest expense	1,549,920	693,292	503,190
General and administrative	374,487	213,035	195,570

	1,924,407	906,327	698,760

Income (loss) before federal income taxes and equity in undistributed net income of subsidiaries	(1,899,797)	1,502,728	313,483
Federal income tax benefit	645,931	304,956	233,018

Income (loss) before equity in undistributed net income of subsidiaries	(1,253,866)	1,807,684	546,501
Equity in undistributed net income of subsidiaries	5,488,190	3,035,317	5,037,620

Net income	$4,234,324	$4,843,001	$5,584,121

(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 18 – PARENT COMPANY (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	2007	2006	2005
Operating activities:
Net income	$4,234,324	$4,843,001	$5,584,121
Equity in undistributed net income of subsidiaries	(5,488,190)	(3,035,317)	(5,037,620)
Other, net	(450,283)	(285,743)	(194,216)

Net cash from (used in) operating activities	(1,704,149)	1,521,941	352,3285

Investing activities:
Advance to subsidiary	(52,500)	800,000	(805,500)
Investment in subsidiary	(6,000,000)	—	(7,001,000)

Net decrease in cash from investing activities	(6,052,500)	800,000	(7,806,500)

Financing activities:
Repayment on note payable	—	—	—
Proceeds from subordinated debentures	10,000,000	—	—
Proceeds and income tax benefit from exercise of stock options	311,536	144,737	160,468
Stock purchased and retired	(293,541)	(141,104)	(123,024)
Dividends paid	(2,286,382)	(2,235,692)	(2,034,595)
Purchase of treasury stock	—	(255,742)	(454,212)

Net cash from (used in) financing activities	7,731,613	(2,487,801)	(2,451,363)

Net increase (decrease) in cash and cash-equivalents	(25,036)	(165,859)	(9,905,578)
Cash and cash equivalents at beginning of year	55,404	221,263	10,126,841

Cash and cash equivalents at end of year	$30,368	$55,404	$221,263

(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 19 – EMPLOYEE BENEFIT PLANS
401(k) Savings Plan: Employees who have reached age 18 and have completed one year of eligibility service are eligible to participate in the Company’s 401(k) Savings Plan. The plan allows eligible employees to contribute up to 50% of their compensation with the Company matching up to 50% of the first 4% contributed by the employee, as determined by the Company for the contribution period. The plan also permits the Company to make a profit sharing contribution at its discretion up to 4% of the employee’s compensation. Participants vest in the Company’s contributions ratably over six years.
The total of the Company’s matching and profit sharing contribution cost related to the plan for the years ended June 30, 2007, 2006, and 2005 was $100,041, $127,093, and $122,750, respectively.
Supplemental Executive Retirement Plan: During fiscal year 2000, the Company established a Supplemental Executive Retirement Plan (“SERP”) to provide additional retirement benefits to participating executive officers. The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under the Company’s tax-qualified benefit plans pursuant to limitations under the Internal Revenue Code. The SERP is subject to certain vesting provisions, and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement. For the years ended June 30, 2007, 2006, and 2005, the Company recognized expense under the SERP of $558,783, $450,000, and $395,500, respectively. The accrued SERP liability at June 30, 2007 and 2006 included in accrued expenses and other liabilities totaled $3,066,258 and $2,507,475.
(Continued)

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited consolidated quarterly results of operations for 2007 and 2006 (in thousands of dollars, except per share data): (1)

	Quarters for the year ended June 30, 2007
	First	Second	Third	Fourth
Interest income	$15,710	$15,659	$15,196	$15,455
Interest expense	8,917	9,227	9,101	9,461

Net interest income	6,793	6,432	6,095	5,994
Provision for loan losses	(160)	252	(1)	1,012
Non-interest income	795	938	853	790
Non-interest expense	5,471	5,484	5,302	5,376

Income before Federal income taxes	2,277	1,634	1,647	396
Federal income taxes	714	497	470	39

Net income	$1,563	$1,137	$1,177	$357

Basic earnings per share	$0.20	$0.15	$0.15	$0.05

Diluted earnings per share	$0.20	$0.15	$0.15	$0.05

	Quarters for the year ended June 30, 2006
	First	Second	Third	Fourth
Interest income	$12,723	$13,391	$14,451	$15,087
Interest expense	6,048	6,676	7,392	8,292

Net interest income	6,675	6,715	7,059	6,795
Provision for loan losses	37	257	352	180
Non-interest income	639	453	412	524
Non-interest expense	5,374	5,443	5,297	5,436

Income before Federal income taxes	1,903	1,468	1,822	1,703
Federal income taxes	551	441	555	506

Net Income	$1,352	$1,027	$1,267	$1,197

Basic earnings per share	$0.18	$0.13	$0.16	$0.16

Diluted earnings per share	$0.17	$0.13	$0.16	$0.16

(1)	The total of the four quarterly amounts may not equal the full year amount due to rounding.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
NOTE 21 –DEFINITIVE AGREEMENT
On July 24, 2007, United Community Financial Corp. (“United Community”), The Home Savings and Loan Company of Youngstown, Ohio (“Home Savings”), the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of the Company with and into United Community and the subsequent merger of the Bank with Home Savings.
The Company’s shareholders will receive for each share owned $18.50 in cash, 1.852 shares of United Community common stock, or a combination of $9.25 cash and 0.926 shares of United Community common stock, subject to the requirement that 50% of the Company’s outstanding shares will be paid in stock and 50% in cash, via a pro ration formula described in the Merger Agreement. The consummation of the merger is subject to several closing conditions and obtaining regulatory approval and approval of the Company’s and United Community’s shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its principal executive officer and principal accounting officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007, because of the material weakness disclosed below.
In connection with its audit of the Company’s consolidated financial statements for the fiscal year ended June 30, 2007, Crowe Chizek and Company LLC (“Crowe Chizek”), the Company’s independent registered public accounting firm, advised the Board of Directors, the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In particular, in connection with the audit for the year ended June 30, 2007, according to Crowe Chizek, these adjustments and corrections indicated that management’s internal review process over financial reporting was not appropriately designed and implemented.
In order to remediate this material weakness identified by Crowe Chizek and to improve the effectiveness of the Company’s disclosure controls, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of the Company’s consolidated financial statements. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of PVF Capital Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. PVF Capital Corp.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.
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
With the supervision and participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. Management’s assessment identified the following material weakness in the Company’s internal control over financial reporting:
At or near the end of the fiscal year, an entry related to the accounting for a loan fee was recorded to the financial statements of the Company that resulted in financial statement misstatement of approximately $167,000 before the effect of income taxes. Additionally, specific impairment reserves for three loan relationships individually identified as impaired were warranted but were not recorded at the time of the closing of the financial statements. These specific reserves totaled approximately $307,000. These misstatements were not corrected until the Company’s independent registered public accounting firm proposed the corrections as part of their audit. The cumulative effect of these corrections, which was approximately $474,000 before considering the effect of income taxes and $312,000 after considering the effect of income taxes, was material to the consolidated financial statements. The existence of these misstatements represented the failure of the Company’s system of internal controls over financial reporting to detect and correct material financial statement misstatements before finalizing the financial statements.
Because of the material weakness described above, management believes that the Company’s internal control over financial reporting was not effective as of June 30, 2007.
The Company’s independent registered public accounting firm, Crowe Chizek and Company LLC, has issued their report on management’s assessment of the Company’s internal control over financial reporting. That report is included in this Annual Report.

/s/ John R. Male	/s/ C. Keith Swaney

Chairman of the Board	President, Chief Operating
and Chief Executive Officer	Officer and Treasurer

[Crowe Chizek and Company LLC logo]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that PVF Capital Corp did not maintain effective internal control over financial reporting as of June 30, 2007, because of the effect of certain uncorrected financial statement misstatements that existed in the financial statements, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PVF Capital Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. At or near the end of the fiscal year, an entry related to the accounting for a loan fee was recorded to the financial statements of the Company that resulted in financial statement misstatement of approximately $167,000 before the effect of income taxes. Additionally, in our judgment, specific impairment reserves for three loan relationships individually identified as impaired were warranted but were not recorded at the time of the closing of the financial statements. These specific reserves totaled approximately $307,000. These misstatements were not corrected until we proposed the corrections as part of our audit. The cumulative effect of these corrections, which was approximately $474,000 before considering the effect of income taxes and $312,000 after considering the effect of income taxes, was material to the consolidated financial statements. The existence of these misstatements represented the failure of the Company’s system of internal controls over financial reporting to detect and correct material financial statement misstatements before finalizing the financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated August 31, 2007.
In our opinion, management’s assessment that PVF Capital Corp. did not maintain effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, PVF Capital Corp has not maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of PVF Capital Corp. as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated August 31, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC
Cleveland, Ohio
August 31, 2007
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
Directors of the Registrant
     The Company’s Board of Directors is composed of eight members. The Company’s Articles of Incorporation require that, if the Board of Directors consists of seven or eight members, directors be divided into two classes, as nearly equal in number as possible, each class to serve for a two-year period and until their successors are elected and qualified, with approximately one-half of the directors elected each year.
     The following table sets forth information regarding the directors of the Company. The same individuals also comprise the Board of Directors of the Bank. Also set forth is certain other information with respect to each person’s age, the year he first became a director of the Company or the Bank, and the expiration of his term as a director. Messrs. Robert K. Healey and John R. Male were initially appointed as directors of the Company in 1994 in connection with the Company’s incorporation. All other directors were appointed directors of the Company and the Bank in the years indicated on the following table. There are no arrangements or understandings between the Company and any director pursuant to which such person has been elected a director of the Company, and no director is related to any other director or executive officer by blood, marriage or adoption, except that John R. Male, the Chairman of the Board and Chief Executive Officer of the Company and the Bank, is the brother of Jeffrey N. Male, the Vice President and Secretary of the Company, the Executive Vice President of the Bank, and Chief Lending Officer.

	Age	Year First Elected	Current
	as of	as Director of the	Term
Name	September 4, 2007	Company or the Bank	to Expire
John R. Male	59	1981	2007

Stanley T. Jaros	62	1997	2007

Raymond J. Negrelli	55	2002	2007

Ronald D. Holman, II	47	2003	2007

Robert K. Healey	82	1973	2008

Stuart D. Neidus	56	1996	2008

C. Keith Swaney	64	2000	2008

Gerald A. Fallon	58	2002	2008
     Presented below is certain information concerning the directors of the Company. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.
     John R. Male. Mr. Male has been with the Bank since 1971, where he has held various positions including branch manager, mortgage loan officer, manager of construction lending, savings department administrator and chief lending officer. Mr. Male was named President and Chief Executive Officer of the Bank in 1986 and was named President of the Company upon its organization in 1994. Mr. Male was named Chairman of the Board of Directors and Chief Executive Officer of the Company and the Bank in October 2000. Mr. Male serves in various public service and charitable organizations. He currently serves on the Board of Trustees for Heather Hill, a long-

term care hospital in Chardon, Ohio. He has an undergraduate degree from Tufts University and holds an MBA from Case Western Reserve University.
     Stanley T. Jaros. Mr. Jaros is the managing partner of the Pepper Pike law firm Moriarty & Jaros, P.L.L., where he specializes in real estate and business law, and is a partner in Narragansett, Ltd., a real estate developer and builder of custom homes. He has served as a trustee of a number of Cleveland-area non-profit organizations, was a member of the Cleveland Landmarks Commission, and is a current member of the Ohio Advisory Council for the Trust for Public Land. Mr. Jaros is a graduate of Brown University and Case Western Reserve Law School, and received an MBA from the University of Pennsylvania’s Wharton School.
     Raymond J. Negrelli. Mr. Negrelli is an investor in and developer of real estate, primarily retail and office properties, in northeast Ohio. He is the President of Raymond J. Negrelli, Inc., a General Partner in Bay Properties Co. and a General Partner of Landerbrook Co., all of which are based in Euclid, Ohio. He also serves on various local public service and charitable organizations.
     Ronald D. Holman, II. Mr. Holman is a partner in the law firm of Cavitch, Familo, Durkin & Frutkin in Cleveland, Ohio. In addition, from 1989 to 2000 he served as a legal analyst on various news shows for WEWS TV in Cleveland, Ohio. Mr. Holman serves on the Boards of Directors for the following nonprofit institutions: Florence Crittenton Services Fund of the Cleveland Foundation (President from 1996 to 1998) and Shaker Heights Alumni Association. He has also served as Chair of the Center for Families and Children, and Treasurer of the Dartmouth Club of Northeastern Ohio. In addition, he has served on the transition subcommittees for Mayors Frank Jackson and Jane Campbell. Mr. Holman is a graduate of Dartmouth College and Columbia University School of Law.
     Robert K. Healey. Mr. Healey currently is retired. He had been employed from 1961 to 1987 by Leaseway Transportation Corp. and most recently served as Executive Vice President — Managed Controlled Transportation. He formerly served on the Boards of Trustees of St. Vincent Charity Hospital, New Direction, Western Reserve Historical Society, the Woodruff Foundation and Glen Oak School.
     Stuart D. Neidus. Mr. Neidus currently holds the position of Chairman and Chief Executive Officer of Anthony & Sylvan Pools Corporation, a company that operates in the leisure industry and is one of the nation’s largest in-ground residential concrete swimming pool installers. Prior to this position, he served as Executive Vice President and Chief Financial Officer of Essef Corporation from September 1996 until Anthony & Sylvan’s split-off from Essef in August 1999. At Premier Industrial Corporation he held various positions from 1992 until 1996, most recently as Executive Vice President until the company was acquired by Farnell Electronics plc. Prior to that, Mr. Neidus spent 19 years with the international accounting firm of KPMG LLP, serving as an audit partner from 1984 until 1992. He has served as a board member and on advisory committees of many nonprofit and civic organizations over the years.
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
     Gerald A. Fallon. Mr. Fallon was Executive Vice President and Manager, KeyBank, NA, Senior Managing Director, McDonald Investments Inc. and Director of Capital Markets from November 1998 through March 2001. From December 1994 through November 1998, he was Chairman and Chief Executive Officer of Key Capital Markets, Inc., a subsidiary of KeyCorp. Mr. Fallon currently serves as a director for Digital Lightwave, Inc., a corporation with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, and Lander North. He is an advisory director for Logos Communications, Inc. and Thomas F. McDonald & Partners, both privately held companies.

Executive Officers of the Registrant
     The following sets forth information with respect to the executive officers of the Company.

	Age as of
Name	September 4, 2007	Title
John R. Male	59	Chairman of the Board and Chief Executive Officer of the Company and the Bank

C. Keith Swaney	64	President and Chief Operating Officer of the Company and the Bank, Treasurer of the Company and Chief Financial Officer of the Bank

Jeffrey N. Male	58	Vice President and Secretary of the Company and Executive Vice President and Chief Lending Officer of the Bank
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
     Biographical information for John R. Male and C. Keith Swaney is set forth above under “— Directors of the Registrant.”
Section 16(a) Beneficial Ownership Reporting Compliance
     Pursuant to regulations promulgated under the Exchange Act, the Company’s officers, directors and persons who own more than 10% of the outstanding Common Stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in such Common Stock (collectively, “Reports”), and to furnish the Company with copies of all such Reports. Based solely on its review of the copies of such Reports or written representations that no such Reports were necessary that the Company received during the past fiscal year or with respect to the last fiscal year, management believes that during the fiscal year ended June 30, 2007, all of the Reporting Persons complied with these reporting requirements.
Code of Ethics
     The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees.
Audit Committee
     The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee met periodically to examine and approve the audit report prepared by the independent auditors of the Company and its subsidiaries, to review and appoint the independent auditors to be engaged by the Company, to review the internal audit function and internal accounting controls and to review and approve the conflict of interest policy. The Company’s Board of Directors has determined that one member of the Audit Committee, Stuart D. Neidus, qualifies as an “audit committee financial expert” as defined in Section 401(h) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission. Director Neidus is “independent,” as such term is defined in Item 7(d)(3)(iv)(A) of Schedule 14A under the Exchange Act.

Item 11. Executive Compensation
Compensation Discussion and Analysis
     This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our chief executive officer, chief financial officer, and our other most highly-compensated executive officer, which are collectively referred to as the “named executive officers.”
The Objectives of the Executive Compensation Program
     Our compensation philosophy for our named executive officers is founded upon the premise that our success depends, in a large part, on the dedication, commitment and performance of the individuals we place in key operating positions to drive our business strategy. In order to attract and retain executives with the ability and the experience necessary to lead and deliver strong performance to our shareholders, we strive to provide a total compensation package that is competitive with our peers.
Elements Used to Implement Our Compensation Objectives
     Our compensation program for our named executive officers consists of the following elements:
•	Base Salary

•	Discretionary Bonus Program

•	Management Incentive Compensation Plan

•	Long-term Equity Incentive Plan

•	Supplemental Executive Retirement Agreements

•	Severance Agreements
     We combine these compensation elements for each named executive officer in a manner we believe optimizes the executive’s contribution to the Company.
     Base Salary. Our base salary program is designed to provide a competitive base salary to our management and employees. The salary levels of all employees, including our named executive officers, are set to reflect the duties and levels of responsibilities inherent in the position and the competitive conditions in the banking business in our market area. Base salaries for our named executive officers are reviewed annually by the Compensation Committee in connection with each executive’s performance review. In setting base salaries for our named executive officers, the Compensation Committee considers a number of factors relating to the particular named executive officer, including individual performance, job responsibilities, level of experience, ability and knowledge of the position and complexity of the Company’s operations. These factors are considered in the aggregate and none of the factors are accorded a specific weight. See “Summary Compensation Table” for salaries paid to our named executive officers during the 2007 fiscal year.
     Management Incentive Compensation Plan. The PVF Capital Corp. Management Incentive Compensation Plan is a cash-based plan that is designed to reward the attainment of annual company-wide financial objectives. At the close of each fiscal year, the Compensation Committee reviews the Company’s financial results, along with each named executive officer’s individual performance to determine if cash incentives will be awarded for a particular plan year. See “Grants of Plan-Based Awards” for a further discussion of the plan.
     Discretionary Bonus Program. Our discretionary bonus program is a short-term cash-based program that is designed to reward the attainment of individual performance goals. In connection with the Board of Director’s review of our business plan for the following year, the Board of Directors budgets for a discretionary bonus pool for the named executive officers and other members of the management team. At the end of the fiscal year, the Compensation Committee reviews the Company’s financial performance and makes adjustments to the bonus pool as it deems necessary and appropriate. The Compensation Committee then authorizes cash bonuses to management based on their performance during the fiscal year. See “Summary Compensation Table” for bonuses paid to the named executives for services during the 2007 fiscal year.
     Long-Term Equity Incentive Compensation Program. Our long-term incentive compensation plan is based on the delivery of stock options to our named executive officers. We are currently using the shares of

Company common stock available under the PVF Capital Corp. 2000 Incentive Stock Option and Deferred Compensation Plan to make grants to our named executive officers. We believe that stock options help us retain high level executives and tie the compensation of those executives to the creation of long-term value for our stockholders. By increasing the equity holdings of our management team, we provide them with a continuing stake in our long-term success. The Compensation Committee believes that stock options are an important element of our overall compensation philosophy as they provide our named executive officers with incentives linked to the performance of our common stock. See “Grants of Plan Based Awards” for a list of the stock option grants made to our named executive officers during fiscal 2007.
     Supplemental Executive Retirement Agreements. We have entered into supplemental executive retirement agreements (“SERPs”) with each of our named executive officers. The SERPs provide these executives with an additional retirement benefit. These arrangements are typical amongst our peers and are utilized as a retention tool. See “Pension Benefits” and “Potential Post-Termination Benefits” for a detailed description of the SERPs.
     Severance Agreements. We recognize that an important consideration in our ability to attract and retain key personnel is our ability to minimize the impact on our management team of the possible disruption associated with our analysis of strategic opportunities. Accordingly, we believe that it is in our best interests to provide our key personnel with reasonable financial arrangements in the event of termination of employment following a change in control or involuntary termination of employment for reasons other than cause. Therefore, we currently maintain a severance agreement with our chief executive officer and with our other named executive officers. See “Executive Compensation-Severance Agreements and Executive Compensation Potential Post-Termination Benefits” for a discussion of these benefits and estimated payments under the agreements.
Role of Compensation Committee
     Our Compensation Committee is responsible for establishing and administering policies governing the compensation for our named executive officers. The Compensation Committee operates under a written charter that establishes the Committee’s responsibilities. The Committee and the Board of Directors review the charter periodically to ensure the scope of the charter is consistent with the Committee’s expected role.
     The Compensation Committee meets outside the presence of all executive officers, including the named executive officers, to consider appropriate compensation for the chief executive officer. The Compensation Committee analyzes our chief executive officer’s performance annually and determines his base salary, annual performance bonus payments and any stock option grants based on its assessment of his performance. The Compensation Committee also takes into consideration the recommendations of our chief executive officer when determining the payments to be made to our other named executive officers under our discretionary bonus plan and stock option plan.
     During the 2007 fiscal year, the Compensation Committee met five times, including one executive session attended by Compensation Committee members only. The members of the Compensation Committee are: Gerald A. Fallon, Stuart D. Neidus and Robert K. Healey.
Role of Management
     Our chief executive officer reviews, annually, each other named executive officer’s performance and based upon guidelines established by the Compensation Committee determines the appropriate base salary for each named executive officer. Our chief executive officer also makes recommendations to the Compensation Committee with respect to annual discretionary bonus payments and the grants of stock-based compensation awards for each named executive officer, excluding himself.

Tax and Accounting Considerations
     In consultation with our tax and accounting advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure that we understand the financial impact of the program. Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirement. As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences.
Retirement Benefits; Employee Welfare Benefits
     The Bank sponsors a 401(k) plan for eligible employees. The 401(k) plan is intended to provide eligible employees with a vehicle to save for retirement. The Bank matches 50% of an employee’s contributions into the 401(k) plan, with a maximum matching contribution of up to 4% of the employee’s salary. The Bank’s matching contributions vest over a 6-year graded schedule. In addition to the 401(k) Plan, employees are provided with coverage under medical, life insurance and disability plans on terms consistent with industry practice. The Bank also provides employees with the ability to participate in a cafeteria plan. The named executive officers participate in the retirement benefit plans and employee welfare plans under the same terms and conditions as all other eligible employees of the Bank.
Perquisites
     We provide our named executive officers with perquisites that further their ability to promote the Company’s business interests in our markets and to reflect competitive practices for similarly-situated officers employed by our peers. These perquisites are reviewed periodically and adjustments to them are made as necessary.
Stock Compensation Grant and Award Practices
     Our Compensation Committee considers whether to make stock option grants and/or award other forms of equity on an annual basis, typically in conjunction with the annual review process for our officers. However, grants or awards may be made at other times during the year based on specific circumstances such as a new hire, a specific contractual commitment or a change in position or responsibility. The Committee considers the recommendations of our chief executive officer and our other named executive officers with respect to awards contemplated for their subordinates. The Compensation Committee recommends stock option grants to our Board of Directors. Our Board of Directors then approves the Committee’s recommendations and the option grants are normally effective as of the last day of the month in which the grants were approved.
     As a general matter, the Compensation Committee’s process is independent of any consideration of the timing of the release of material nonpublic information, including with respect to the determination of grant dates or the stock option exercise prices. Similarly, the Company has never timed the release of material nonpublic information with the purpose or intent to affect the value of executive compensation. In general, the release of such information reflects long-established timetables for the disclosure of material nonpublic information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure.
     The exercise price for all of our stock option grants is based solely by reference to the applicable provisions of our stock plans. Under our current plan, which was approved by shareholders in 2000, the exercise price of a stock option is equal to the average of the closing ask and bid price of our common stock on the NASDAQ Global Select Market as of the effective date of the grant.

Stock Ownership Requirements
     The Company has not adopted formal stock ownership requirements for the named executive officers and members of the Board of Directors. As a practical matter, the named executive officers and directors hold significant interests in our stock, which they have accumulated through individual purchases and participation in stock compensation programs. See the “Voting Securities and Security Ownership.”
Compensation for the Named Executive Officers During the 2007 Fiscal Year
     Chief Executive Officer Compensation. In determining Mr. Male’s compensation, the Compensation Committee conducted a performance appraisal that addressed Mr. Male’s financial, strategic and operational achievements. The Compensation Committee considered Mr. Male’s personal leadership and accomplishments during the 2007 fiscal year, in connection with the Company’s overall performance and success in meeting strategic objectives. In light of the Compensation Committee’s assessment of Mr. Male’s performance, on July 24, 2007, the Compensation Committee awarded Mr. Male a $67,807 cash bonus. In addition, on April 30, 2007 the Compensation Committee authorized an amendment to Mr. Male’s severance agreement that provides for: (a) severance benefit equal to three times Mr. Male’s annual compensation for the year immediately preceding a change in control; and (b) a tax indemnification payment in the event the severance payment exceeds the limits imposed under Section 280G of the Internal Revenue Code. Further, in line with the Company’s philosophy of pay for performance, the Compensation Committee elected to grant Mr. Male stock options under the 2000 Stock Option Plan at its November 2006 meeting. See “Grants of Plan Based Awards” for information on the grants made to Mr. Male during the 2007 fiscal year. Mr. Male’s base salary will remain the same for the 2008 fiscal year. We believe that Mr. Male’s compensation is consistent with our objective to reward, align, motivate and challenge Mr. Male to lead our company successfully.
     Compensation for our Other Named Executive Officers. In determining compensation for Mr. Swaney and Mr. Jeffrey Male the Compensation Committee reviewed the performance appraisals presented by the chief executive officer and the salary and bonus recommendations. On July 24, 2007, the Compensation Committee accepted the recommendations as presented and awarded Messrs. Swaney and Male a cash bonus of $50,000 and $36,250 respectively. Base salaries remained the same for the 2008 fiscal year. In addition, on April 30, 2007 the Compensation Committee renewed each of the executive’s severance agreements and authorized an amendment to the agreements which provides for: (a) a severance benefit equal to three times each officer’s annual compensation for the year immediately preceding a change in control; and (b) a tax indemnification payment in the event the severance payment exceeds the limits imposed under Section 280G of the Internal Revenue Code. In addition to cash compensation, the Compensation Committee awarded the executives’ individual performance through the grant of stock options under the 2000 Stock Option Plan at the November 2006 Compensation Committee meeting. See “Grants of Plan Based Awards” for information on the grants made to Mr. Swaney and Mr. Jeffrey Male during the 2007 fiscal year. We believe that the compensation paid to Mr. Swaney and Mr. Jeffrey Male is consistent with our compensation philosophy and objectives.

Executive Compensation
Summary Compensation Table
     The following information is furnished for the individuals who served as the principal executive officer or principal financial officer of the Company during the year ended June 30, 2007, and for the other executive officer of the Company who received a salary of $100,000 or more during the year ended June 30, 2007.

					Change in
					Pension Value
					and Nonqualified
					Deferred
Name and				Option	Compensation	All Other
Principal Position(s)	Year	Salary	Bonus	Awards (1)	Earnings (2)	Compensation (3)	Total
John R. Male	2007	$226,021	$67,807	$12,036	$179,255	$54,688	$539,807
Chairman of the Board and Chief Executive Officer of the Company and the Bank

C. Keith Swaney	2007	200,000	50,000	15,687	434,892	45,950	746,529
President and Chief Operating Officer of the Company and the Bank, Treasurer of the Company and Chief Financial Officer of the Bank

Jeffrey N. Male	2007	145,000	36,250	7,935	109,217	27,156	325,558
Vice President and Secretary of the Company and Executive Vice President of the Bank

(1)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) during the year ended June 30, 2007, based upon a fair value of $3.55, $3.73, $3.60, $1.99 and $1.61 for options granted in 2002, 2003, 2004, 2005 and 2006, respectively, to Messrs. John R. Male and Jeffrey N. Male, and $3.55, $4.13, $4.00, $3.79 and $3.08 for options granted to Mr. C. Keith Swaney in 2002, 2003, 2004, 2005 and 2006, respectively, using the Black-Scholes option pricing model. For further information regarding the assumptions used to compute fair value, see footnote 15 to the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report as Form 10-K.

(2)	Represents the aggregate change in the present value of the accumulated benefits under each executive’s SERP during the year ended June 30, 2007. See “ — Pension Benefits” and “— Post-Termination Benefits” contained in Item 11 of this Annual Report on Form 10-K and Note 19 to the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for a discussion of the SERPs.

(3)	Details of the amounts reported in the “All Other Compensation” column for 2007 are provided in the table below.

	John Male		C. Keith Swaney		Jeffrey Male
Director Compensation	$25,200		$25,200		$—
Employer Contributions to 401(k) Plan	4,520		1,808		2,900
Disability Insurance Premiums	2,979		3,756		2,713
Life Insurance Premiums	6,900		11,340		5,470
Employment Anniversary Incentive	4,346		3,846		2,789
Perquisites	10,743	(a)		(b)	13,284	(c)

(a)	Consists of an automobile allowance of $5,830, tax consulting fees of $1,950 and country club dues of $2,963.

(b)	Mr. Swaney’s aggregate perquisite amount was less than $10,000.

(c)	Consists of an automobile allowance of $4,164, tax consulting fees of $1,450 and country club dues of $7,670.

Grants of Plan-Based Awards
     The Company maintains the PVF Capital Corp. 2000 Incentive Stock Option and Deferred Compensation Plan for the purpose of providing the named executive officers and other eligible participants with an opportunity to receive stock option grants.
     2000 Incentive Stock Option and Deferred Compensation Plan. The following table provides information concerning the equity grants made to the Company’s named executive officers in the 2007 fiscal year under the Company’s equity plan.

		All Other Option
		Awards: Number of
		Securities	Exercise or Base	Grant Date Fair
		Underlying Options	Price of Option	Value of Option
Name	Grant Date	(#)(1)	Awards (2)	Awards (3)
John R. Male	11/01/06	7,000	$11.70	$11,270
C. Keith Swaney	11/01/06	6,200	10.64	19,096
Jeffrey N. Male	11/01/06	4,500	11.70	7,245

(1)	The option awards vest in five (5) annual installments beginning on the date of grant.

(2)	Option exercise price was the average of the bid and asked prices at the market close on the date of grant. The exercise price for options granted to John R. Male and Jeffrey N. Male is 110% of the fair market value of the Company common stock on the date of grant.

(3)	The grant date fair value of each option award in the table is computed in accordance with FAS 123(R) and is therefore based upon the fair value of each option of $1.61 for Messrs. John R. Male and Jeffrey N. Male and $3.08 for Mr. C. Keith Swaney, using the Black-Scholes option pricing model. For further information on the assumptions used to compute the fair value, see Note 15 to the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
     Management Incentive Compensation Plan. The Company maintains the PVF Capital Corp. Management Incentive Compensation Plan for the purpose of providing cash incentives for those members of management who most directly affect the Company’s success and profitability. In addition, the plan fosters teamwork and cooperation amongst management personnel and helps retain and encourage commitment on the part of management and key employees. The Compensation Committee of the Board of Directors determines those individuals or classes of individuals that will participate in the plan each year. Participation in a given year does not guarantee participation in any succeeding year. Each plan year the Compensation Committee establishes overall Company performance goals based on return on equity targets. The Compensation Committee also establishes a minimum threshold level of overall Company performance below which no incentive awards are payable. The maximum award the named executive officers can receive under the plan is 150% of base salary and the target awards represent 60% of base salary in the case of the Chairman of the Board, or 50% of base salary in the case of the President and the Executive Vice President. The Company did not reach the minimum threshold target for the 2007 fiscal year, therefore no awards were made for the 2007 plan year.
     The following table provides information concerning the 2007 fiscal year award opportunities for the named executive officers under the Company’s non-equity incentive plan.

	Estimated Future Payouts Under Non-Equity
	Incentive Plan Awards (1)
	Threshold(2)	Target	Maximum
John Male	$—	$67,807	$271,225
Jeffrey Male	—	50,000	250,000
C. Keith Swaney	—	36,250	181,50

(1)	Represents non-equity incentive award opportunity levels for the 2007 fiscal year under the Company’s Management Incentive Compensation Plan. Award opportunity levels were determined by the Compensation Committee as a percentage of the executive’s base salary. The Company did not reach the minimum threshold requirement under the plan during the 2007 fiscal year, therefore, no awards were made for the 2007 plan year.
(2)	No payment is made unless threshold performance is exceeded.

Severance Agreements
     The Company and the Bank maintain severance agreements (the “Severance Agreements”) with John R. Male, C. Keith Swaney and Jeffrey N. Male (each of whom is referred to as an “Executive”). The Severance Agreements are for terms of three years. On each anniversary date from the date of commencement of the Severance Agreements, the term of the agreements may be extended for an additional one-year period beyond the then effective expiration date upon a determination by the Board of Directors that the performance of each Employee has met the required performance standards. See “Potential Post-Termination Benefits” for a description of the benefits provided to an Executive upon termination of employment.
     In connection with the execution of the merger agreement on July 24, 2007, by and between the Company and United Community Financial Corp., the Severance Agreements were amended to provide for a non-competition covenant for a three-year period following an Executive’s termination of employment. In the event that an Executive prevails over the Company or the Bank in a legal dispute as to the Severance Agreement, he will be reimbursed for his legal and other expenses.
Pension Benefits
     The Bank maintains the Supplemental Executive Retirement Plan (the “SERP”) to provide retirement benefits from the general assets of the Bank to eligible employees of the Bank. Eligibility to participate in the SERP is limited to employees of the Bank who are designated by the Compensation Committee of the Bank’s Board of Directors. Currently, the employees designated to participate in the SERP are John R. Male, C. Keith Swaney and Jeffrey N. Male (the “Participants”). See “Potential Post-Termination Benefits” for a discussion of SERP benefits following termination of employment.

			Present Value
		Number of Years of	of Accumulated
Name	Plan Name	Credited Service	Benefit (1)
John R. Male	SERP	9 years	$918,814
C. Keith Swaney	SERP	9 years	1,549,326
Jeffrey N. Male	SERP	9 years	471,841

(1)	The accumulated benefit is calculated in accordance with Accounting Principles Board No. 12, as amended by Statement of Financial Accounting Standards No. 106, using a 6.00% discount rate and assuming payment at normal retirement age (65).

Outstanding Equity Awards at Fiscal Year End
     The following table provides certain information with respect to the number of shares of Company common stock represented by outstanding stock options held by the named executive officers as of June 30, 2007.

	Option Awards
		Number of
		Securities
		Underlying
	Number of Securities	Unexercised		Option
	Underlying Unexercised	Options (#)		Exercise Price	Option Expiration
	Options (#) Exercisable	Exercisable		($)	Date
John R. Male	4,064	1,018	(1)	$13.55	11/1/2008
	2,772	1,848	(2)	13.64	11/1/2009
	1,680	2,520	(3)	12.21	11/1/2010
	1,400	5,600	(4)	11.70	11/1/2011

C. Keith Swaney	7,015	—		5.78	11/1/2008
	6,377	—		6.96	11/1/2009
	5,797	—		6.12	11/1/2010
	5,270	—		7.07	11/1/2011
	4,791	—		8.32	11/1/2012
	3,484	872	(1)	12.32	11/1/2013
	2,376	1,584	(2)	12.40	11/1/2014
	1,440	2,160	(3)	11.10	11/1/2015
	1,240	4,960	(4)	10.64	11/1/2016

Jeffrey N. Male	2,708	680	(1)	13.55	11/1/2008
	1,848	1,232	(2)	13.64	11/1/2009
	1,120	1,680	(3)	12.21	11/1/2010
	900	3,600	(4)	11.70	11/1/2011

(1)	These options vest on November 1, 2007.

(2)	50% of these options vest on each of November 1, 2007 and 2008.

(3)	33.3% of these options vest on each of November 1, 2007, 2008 and 2009.

(2)	25% of these options vest on each of November 1, 2007, 2008, 2009 and 2010.
Option Exercises
     The following table provides information concerning stock option exercises for each named executive officer, on an aggregate basis, during the 2007 fiscal year.

	Option Awards
	Number of Shares
	Acquired on Exercise	Value Realized on
Name	(#)	Exercise ($) (1)
John R. Male	11,739	$25,060
C. Keith Swaney	10,523	39,812
Jeffrey N. Male	7,825	18,734

(1)	Calculated based on the product of: (a) the number of shares acquired on exercise, and (b) the difference between the market price of the underlying Common Stock on the exercise date, determined based on the closing sale price on the exercise date, and the exercise price of the options.
Potential Post-Termination Benefits
     SERP. Under the SERP, commencing upon a Participant’s retirement after reaching age 65, or earlier if approved by the Compensation Committee, a participant will receive a benefit equal to 60% of “final pay” reduced by any benefits payable under the Bank’s qualified retirement plans. “Final pay” is defined as the Participant’s highest year’s combined salary and bonus during the Participant’s last five years of employment with the Bank. The Participant will vest in the SERP plan benefits each year, on a pro rata basis, beginning with the one year anniversary date of the effective date that the Participant becomes eligible to participate in the SERP and continuing with each succeeding annual anniversary date until attainment of age 65. Upon attainment of age 65 and provided that he has remained continuously in the employ of the Bank, the Participant will be fully vested. A Participant becomes fully vested prior to age 65 upon death or disability or upon a “change in control,” as defined below under

“— Severance Agreements.” Plan participants may elect to receive their SERP benefit in either a lump sum distribution, single life annuity or converted Actuarial Equivalent joint and survivor annuity. “Actuarial Equivalent” is defined as a payment or payments equal in the aggregate to the value at the applicable date of the benefit determined actuarially on the basis of the current Pension Benefit Guarantee Corporation (“PBGC”) interest rate and the mortality table then in use by the PBGC. SERP benefits are payable within 30 days upon the occurrence of normal retirement, disability, death, early retirement or a change in control. The Participant loses all benefits under the SERP in the event his employment with the Bank is terminated for cause.
     If John Male, Jeffrey Male and C. Keith Swaney each terminated service with the Company on June 30, 2007 as a result of a disability, death, change in control of the Company or the Bank or normal retirement, the executives would be entitled to an annual SERP benefit equal to approximately $1,531,357, $837,050 and $1,721,475, respectively.
     Severance Agreements. In the event of a named executive officer’s involuntary termination of employment, or voluntary termination for “good reason,” within one year following a “change in control” of the Bank or the Company other than for “cause,” the executive will receive the following benefits under his Severance Agreement: (i) a payment equal to three (3) times the Executive’s annual compensation (current base salary plus annual incentive compensation for the calendar year immediately preceding the change in control), payable in a lump sum within 30 days following termination; (ii) the Bank or the Company shall cause the executive to become fully vested in any benefit plans, programs or arrangements in which the executive participated, and the Bank will contribute to the executive’s 401(k) plan account the Bank’s matching and/or profit sharing which would have been paid had the executive remained in the employ of the Bank throughout the remainder of the 401(k) plan year; and (iii) the executive will receive continued life, health and disability insurance coverage substantially identical to the coverage maintained by the Bank or the Company for the Executive prior to termination until the earlier of the executive’s employment with another employer or 12 months following termination. In addition, under the terms of the severance agreements, John Male, Jeffrey Male and C. Keith Swaney would also be entitled to receive additional tax indemnification payments if the payments and benefits under their severance agreements or any other payments triggered liability under the Internal Revenue Code of 1986, as amended, as an excise tax constituting “excess parachute payments.” Under applicable law, the excise tax is triggered by change in control-related payments which equal or exceed three times an executive’s base amount. The excise tax equals 20% of the amount of the payment in excess of one times the executive’s base amount. “Change in control” is defined generally in the severance agreements as: (i) the acquisition, by any person or persons acting in concert of the power to vote more than 25% of the Company’s voting securities or the acquisition by a person of the power to direct the Company’s management or policies; (ii) the merger of the Company with another corporation on a basis whereby less than 50% of the total voting power of the surviving corporation is represented by shares held by former shareholders of the Company prior to the merger; or (iii) the sale by the Company of the Bank or substantially all its assets to another person or entity. In addition, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute a majority of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. “Good reason” is defined in the Severance Agreements as any of the following events: (i) a change in the executive’s status, title, position or responsibilities which, in the executive’s reasonable judgment, does not represent a promotion, the assignment to the executive of any duties or responsibilities which, in the executive’s reasonable judgment, are inconsistent with his status, title, position or responsibilities, or the removal of the executive from or failure to reappoint him to any of such positions other than for cause; (ii) materially reducing the executive’s base compensation as then in effect; (iii) the relocation of the executive’s principal place of employment to a location that is more than 35 miles from the location where the executive previously was principally employed; (iv) the failure to provide the executive with benefits substantially similar to those provided to him under existing employee benefit plans, or materially reducing any benefits or depriving the executive of any material fringe benefit; (v) death; or (vi) disability prior to retirement. If a change in control of the Company occurred on June 30, 2007 and John Male, Jeffrey Male and C. Keith Swaney were each terminated either involuntarily or voluntarily due to “good reason” following a change in control the executives would have received a lump sum payment equal to approximately $962,853, $587,250 and $810,000, respectively. In addition, John Male, Jeffrey Male and C. Keith Swaney would have also received continued health, life and disability coverage for a period of 12 months from their termination date valued at $18,549, $19,006 and $23,563, respectively. John Male, Jeffrey Male and C. Keith Swaney would also have been entitled to a tax indemnification payment equal to $855,085, $536,122 and $432,341, respectively. The Severance Agreements do not provide the executives with additional retirement benefits or death benefits.
Director Compensation
          The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2007 fiscal year.

	Fees Earned or	Option
Name	Paid in Cash ($)	Awards ($)(1)	Total ($)
Gerald A. Fallon	$30,200	$9,240	$39,440
Robert K. Healey	30,200	7,700	37,900
Ronald D. Holman, II	30,200	9,240	39,440
Stanley T. Jaros	30,200	6,160	36,360
Raymond J. Negrelli	30,200	6,160	36,360
Stuart D. Neidus	30,200	12,320	42,520

(1)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) during the year ended June 30, 2007, based upon a fair value of $3.08 for options granted in 2006 using the Black-Scholes option pricing model. For further information regarding the assumptions used to compute fair value, see footnote 15 to the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report as Form 10-K.
          1. Cash Retainer and Meeting Fees for Directors. The following table sets forth the applicable retainers and fees are paid to our non-employee directors for their service on the Bank’s Board of Directors.

Annual Retainer	$25,200
Daily Fee per Special Board Event or Retreat	$2,500
Compensation Committee Interlocks And Insider Participation
          The members of the Compensation Committee of the Company’s Board of Directors during the year ended June 30, 2007 were Gerald A. Fallon, Robert K. Healey and Stuart D. Neidus. None of such individuals was an officer or employee of the Company or the Bank during the year ended June 30, 2007, was formerly an officer of the Company or the Bank or had any relationship involving a transaction with the Company required to be disclosed by the Company under Item 13 of this Annual Report on Form 10-K.
          During the year ended June 30, 2007:
•	No executive officer of the Company or the Bank served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of the Company or the Bank;

•	No executive officer of the Company or the Bank served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company or the Bank; and

•	No executive officer of the Company or the Bank served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company or the Bank.
Compensation Committee Report
          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such reviews and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. See “—Compensation Discussion and Analysis.”

The Compensation Committee of the Board of Directors
of PVF Capital Corp.
Gerald A. Fallon
Robert K. Healey
Stuart D. Neidus
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2007.

	(a)	(b)	(c)
Number of securities remaining
available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation
	upon exercise of outstanding	price of outstanding	plans (excluding securities
	options, warrants and rights(1)	options, warrants and rights	reflected in column (a))(1)
Equity compensation plans approved by security holders	582,150	$9.12	116,166
Equity compensation plans not approved by security holders	—	—	—

Total	582,150	$9.12	116,166

(1)	Adjusted for a 10% stock dividend paid on the Common Stock on September 1, 1997, a 50% stock dividend paid on the Common Stock on August 17, 1998, a 10% stock dividend paid on the Common Stock on September 7, 1999, a 10% stock dividend paid on the Company’s Common Stock on September 1, 2000, a 10% stock dividend paid on the Common Stock on August 31, 2001, a 10% stock dividend paid on the Common Stock on August 30, 2002, a 10% dividend paid on the Common Stock on August 29, 2003, a 10% dividend paid on the Common Stock on August 31, 2004 and a 10% dividend paid on the Common Stock on August 31, 2005.
Security Ownership of Certain Beneficial Owners and Management
     Persons and groups beneficially owning in excess of 5% of the Common Stock are required to file certain reports with respect to such ownership pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following table sets forth, as of September 5, 2007, certain information as to the Common Stock beneficially owned by the only persons known to the Company to beneficially own more than 5% of the Common Stock, by each of the Company’s directors, by the non-director executive officer of the Company named in the Summary Compensation Table set forth under the caption “Item 11 — Executive Compensation — Summary Compensation Table,” and by all executive officers and directors of the Company as a group. All executive officers and directors of the Company have the Company’s address.

		Percent of Shares
Name and Address	Amount and Nature of	of Common Stock
of Beneficial Owner	Beneficial Ownership (1)	Outstanding
Persons Owning Greater Than 5%:
John R. Male	656,389 (2)	8.44%
30000 Aurora Road Solon, Ohio 44139

			Percent of Shares
Name and Address	Amount and Nature of		of Common Stock
of Beneficial Owner	Beneficial Ownership (1)		Outstanding

Jeffrey L. Gendell	605,023	(3)	7.79
Tontine Financial Partners, L.P.
Tontine Management, L.L.C. Tontine Overseas Associates, L.L.C. 55 Railroad Avenue Greenwich, Connecticut 06830

Umberto Fedeli	465,000	(4)	5.99
5005 Rockside Road, Suite 500 Independence, Ohio 44131

Richard A. Barone	572,595	(5)	7.38
Ancora Capital, Inc. Ancora Securities, Inc. Ancora Advisors, LLC One Chagrin Highlands 2000 Auburn Drive, Suite 300 Cleveland, Ohio 44122

Name of Directors and Executive Officers:
Directors:
John R. Male	656,389	(2)	8.44
Robert K. Healey	58,098	(6)	*
Gerald A. Fallon	16,296		*
Raymond J. Negrelli	29,296		*
Stuart D. Neidus	61,148	(7)	*
Stanley T. Jaros	31,316		*
C. Keith Swaney	241,193	(8)	3.09
Ronald D. Holman, II	14,360		*

Executive Officer:
Jeffrey N. Male	294,083	(9)	3.78
All Executive Officers and Directors	1,402,179		17.67
as a Group (9 persons)

*	Less than 1%.

(1)	In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he has or shares voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership at any time within 60 days from September 4, 2007. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to the listed shares. The amounts shown include 14,098, 17,191, 16,296, 14,296, 24,620, 20,620, 41,414, 14,360, 9,332 and 172,227 shares that Directors John R. Male, Robert K. Healey, Gerald A. Fallon, Raymond J. Negrelli, Stuart D. Neidus, Stanley T. Jaros, C. Keith Swaney and Ronald D. Holman, II, Mr. Jeffrey N. Male and all executive officers and directors as a group, respectively, have the right to acquire pursuant to options exercisable within 60 days of September 4, 2007.

(2)	Includes 34,769 shares held by the Bank’s 401(k) Plan, as to which shares Mr. John R. Male has sole voting and shared investment power. Also includes 409,341 shares held by trusts of which Mr. John R. Male serves as trustee and as such has sole voting and investment power over such shares. The amount shown includes 119,323 shares owned by a family limited partnership; Mr. Male is the sole general partner of the family limited partnership and in such capacity has sole voting and dispositive power over such shares. Mr. Male has a pecuniary interest in 24.75% of the shares owned by the family limited partnership.

(3)	According to their statement on Schedule 13G, as amended, filed on February 13, 2007, Jeffrey L. Gendell shares voting and dispositive power over the listed shares, Tontine Financial Partners, L.P. and Tontine Management, L.L.C. share voting and dispositive power with respect to 551,316 shares and Tontine Overseas Associates, L.L.C. shares voting and dispositive power with respect to 53,707 shares.

(4)	According to his Amendment No. 4 to Schedule 13D filed on June 1, 2007.

(5)	According to their Amendment No. 2 to Schedule 13D, filed on September 5, 2007, Ancora Securities, Inc. has sole voting and dispositive power with respect to 10,103 shares and shared dispositive power with respect to 469,111 shares, Ancora Advisors, LLC has sole voting and dispositive power with respect to 90,381 shares, and Richard A. Barone has sole voting and dispositive power with respect to 3,000 shares.

(6)	Includes 26,216 shares held by a revocable trust for the benefit of Mr. Healey; Mr. Healey does not have or share voting or investment power over such shares. Does not include 97,313 shares held by an irrevocable trust for the benefit of Mr. Healey’s wife, as to which shares Mr. Healey does not have or share voting or investment power.

(7)	Includes 149 shares as to which Mr. Neidus’ wife has voting and investment power.

(8)	Includes 29,597 shares held by the Bank’s 401(k) Plan, as to which shares Mr. Swaney has sole voting and shared investment power.

(9)	Includes 27,182 shares held by the Bank’s 401(k) Plan, as to which shares Mr. Jeffrey N. Male has sole voting and shared investment power. Includes 148,030 shares held by a revocable trust for the benefit of Mr. Jeffrey N. Male and 33,423 shares held by a revocable trust for the benefit of Mr. Jeffrey N. Male’s wife; Mr. Jeffrey N. Male is co-trustee of such trusts and shares voting and investment power over such shares. Also includes 13,489 shares as to which Mr. Jeffrey N. Male’s wife has voting and investment power. The amount shown does not include 29,231 shares in which Jeffrey N. Male has a pecuniary interest through this ownership of a limited partnership interest in a family limited partnership; he does not have or share voting or dispositive power over such shares.
Changes in Control
     Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.
Item 13. Certain Relationships and Related Transactions
Indebtedness of Management
     Under applicable law, the Bank’s loans to directors and executive officers must be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions with non-affiliated persons, and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, loans above the greater of $25,000 or 5% of the Bank’s capital and surplus (i.e., up to $4.5 million at June 30, 2007) to such persons must be approved in advance by a disinterested majority of the Bank’s Board of Directors.
     At June 30, 2007, the aggregate amount of loans by the Bank to executive officers and directors was $9.3 million, representing 10.6% of stockholders’ equity. These loans were performing according to their original terms at June 30, 2007. All loans made by the Bank to its directors and executive officers and members of their immediate families were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.
Certain Business Relationships
     Mr. Stanley T. Jaros, a director of the Company, is a partner with the law firm of Moriarty & Jaros, P.L.L., which performed services for the Company and the Bank during the fiscal year ended June 30, 2007 and proposes to perform services during the fiscal year ending June 30, 2008. Fees paid by the Company and the Bank to Moriarty & Jaros, P.L.L. during the fiscal year ended June 30, 2007 totaled approximately $80,000.
     Mr. Raymond J. Negrelli, a director of the Company, is a 50% owner of Bay Properties Co., an Ohio general partnership. Bay Properties Co. is a 50% owner and general partner of Park View Plaza, Ltd. (“PVP”), an Ohio limited partnership formed to develop and operate a 10,000 square foot retail plaza located in Cleveland, Ohio. PVF Service Corporation, a wholly owned subsidiary of the Company, is a 25% owner and limited partner of PVP. The Bank maintains a branch office in the retail plaza owned and operated by PVP, and during the year ended June 30, 2007, the Bank paid a total of $65,000 in rent and operating cost reimbursements to PVP. For the fiscal year ending June 30, 2008, the Company estimates that it will pay a total of $65,000 in rent and operating cost reimbursements to PVP. Bay Properties Co. is also a 50% owner of Park View Center, LLC (“PVC”), an Ohio limited liability company formed to develop and operate an 8,200 square foot office building located in Mayfield Heights, Ohio. The Bank is a tenant of the office building and leases a 3,000 square foot unit with an automated teller machine in the office building owned and operated by PVC. During the year ended June 30, 2007, the Bank paid a total of $79,500 in rent and operating cost reimbursement to PVC. Bay Properties Co. is also a 50% owner of Avon Limited, LLC, an Ohio limited liability company formed to develop and operate a 3,375 square foot office building located in Avon, Ohio. The Bank is a tenant of the office building and leases the office building owned and operated by Avon Limited, LLC. During the year ended June 30, 2007, the Bank paid a total of $74,000 in rent and operating cost reimbursement to Avon Limited, LLC. For the fiscal year ending June 30, 2008, the Company estimates that it will pay a total of $74,000 in rent and operating cost reimbursements to Avon Limited, LLC.

For the fiscal year ending June 30, 2008, the Company estimates that it will pay a total of $79,500 in rent and operating cost reimbursements to PVC.
Director Independence
     The following directors are “independent directors” as defined under Nasdaq Rule 4200(a)(15): Gerald A. Fallon, Robert K. Healey, Ronald D. Holman, II, Stanley T. Jaros, Raymond J. Negrelli and Stuart D. Neidus.
Item 14. Principal Accountant Fees and Services
     Crowe Chizek and Company LLC served as the Company’s independent auditors for the 2007 and 2006 fiscal years. For the years ended June 30, 2007 and 2006, the fees billed to the Company by Crowe Chizek and Company LLC totaled $212,400 and $195,507, respectively. Such fees were comprised of the following:
Audit Fees
     During the fiscal years ended June 30, 2007 and 2006, the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q filed during the fiscal years ended June 30, 2007 and 2006 were $210,000 and $170,000, respectively.
Audit-Related Fees
     The aggregate fees billed by the Company’s independent auditors for audit-related services for the fiscal year ended June 30, 2007 were $5,500. The fees for the year ended June 30, 2007 were for consultation services in connection with SAB 108. The fees for the year ended June 30, 2006 were for the performance of collateral verification procedures for the Federal Home Loan Bank of Cincinnati.
Tax Fees
     No fees were billed to the Company by the Company’s independent auditors for tax services for the fiscal years ended June 30, 2007 and 2006.
All Other Fees
     The aggregate fees billed by the Company’s independent auditors for services not included above were $1,075 and $20,007, respectively, for the fiscal years ended June 30, 2007 and 2006. The fees for the year ended June 30, 2007 were for license renewal for an automated work papers internal auditing software application. The fees for the year ended June 30, 2006 were for consulting services related to various financial and reporting matters and license renewal for an automated work papers internal auditing software application.
Pre-Approval of Services by the Independent Auditor
     The Audit Committee does not have a policy for the pre-approval of non-audit services to be provided by the Company’s independent auditor. Any such services would be considered on a case-by-case basis. All non-audit services provided by the independent auditors in fiscal years 2007 and 2006 were pre-approved by the Audit Committee.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1.	Report of Independent Registered Public Accounting Firm (incorporated by reference to the Annual Report)

Consolidated Financial Statements (incorporated by reference to the Annual Report)
(a)	Consolidated Statements of Financial Condition, at June 30, 2007 and 2006

(b)	Consolidated Statements of Operations for the Years Ended June 30, 2007, 2006 and 2005

(c)	Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2007, 2006 and 2005

(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006 and 2005

(e)	Notes to Consolidated Financial Statements.
2.	All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description

2	Agreement and Plan of Merger by and among United Community Financial Corp., The Home Savings and Loan Company of Youngstown, Ohio, PVF Capital Corp., and Park View Federal Savings Bank, dated July 24, 2007	*****

3.1	Articles of Incorporation, as amended and restated	**

3.2	Code of Regulations, as amended and restated	*

3.3	Bylaws, as amended and restated	****

4	Specimen Common Stock Certificate	*

10.1	Park View Federal Savings Bank Conversion Stock Option Plan †	*

10.2	PVF Capital Corp. 1996 Incentive Stock Option Plan †	*

10.3	Severance Agreements between PVF Capital Corporation and each of John R. Male, C. Keith Swaney and Jeffrey N. Male †

10.4	Park View Federal Savings Bank Supplemental Executive Retirement Plan as amended and restated	******

10.5	PVF Capital Corp. 2000 Incentive Stock Option Plan and Deferred Compensation Plan†	***

10.6	Management Incentive Compensation Plan

14	Code of Ethics	****

21	Subsidiaries of the Registrant

23.1	Consent of Crowe Chizek and Company LLC

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-24948).

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003 (Commission File No. 0-24948).

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004 (Commission File No. 0-24948).

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2005 (Commission File No. 0-24948).

*****	Incorporated by reference to the Registrant’s Current Report on Form 8-K for the event on July 24, 2007 and filed on July 30, 2007 (Commission File No. 0-24948).

******	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2006 (Commission File No. 0-24948).

†	Management contract or compensory plan or arrangement.
(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.

September 13, 2007	By:	/s/ John R. Male
John R. Male
Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Male	September 13, 2007

John R. Male
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ C. Keith Swaney	September 13, 2007

C. Keith Swaney
President, Chief Operating
Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Robert K. Healey	September 13, 2007

Robert K. Healey
Director

/s/ Stanley T. Jaros	September 13, 2007

Stanley T. Jaros
Director

/s/ Stuart D. Neidus	September 13, 2007

Stuart D. Neidus
Director

/s/ Gerald A. Fallon	September 13, 2007

Gerald A. Fallon
Director

/s/ Raymond J. Negrelli	September 13, 2007

Raymond J. Negrelli
Director

/s/ Ronald D. Holman, II	September 13, 2007

Ronald D. Holman, II
Director