Form 10-Q
period 2007-09-30
PVF CAPITAL CORP
filed 2007-11-09
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number    0-24948
PVF Capital Corp.
(Exact name of registrant as specified in its charter)

Ohio	34 — 1659805

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30000 Aurora Road, Solon, Ohio	44139

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐      NO   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,772,292

(Class)	(Outstanding at November 7, 2007)

PVF CAPITAL CORP.

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	June 30,
	2007	2007
	unaudited
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$3,965,731	$20,293,042
Interest bearing deposits	1,174,613	622,537
Federal funds sold	8,434,000	7,542,000

Total cash and cash equivalents	13,574,344	28,457,579
Securities held to maturity (fair values of $58,436,323 and $58,068,865, respectively)	58,000,000	58,000,000
Mortgage-backed securities held to maturity (fair values of $24,309,350 and $24,302,048, respectively)	25,225,229	25,879,520
Loans receivable held for sale, net	7,842,999	14,993,380
Loans receivable, net of allowance of $4,799,927 and $4,580,549, respectively	721,738,582	713,328,818
Office properties and equipment, net	10,210,633	10,588,375
Real estate owned, net	3,077,208	2,621,555
Federal Home Loan Bank stock	12,311,600	12,311,600
Bank owned life insurance	22,463,433	22,210,217
Prepaid expenses and other assets	13,368,707	12,425,315

Total Assets	$887,812,735	$900,816,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$636,218,325	$658,052,649
Short-term advances from the Federal Home Loan Bank	75,000,000	65,000,000
Line of credit	2,110,000	1,260,000
Long-term advances from the Federal Home Loan Bank	10,000,000	10,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	20,000,000	20,000,000
Advances from borrowers for taxes and insurance	5,846,547	8,546,669
Accrued expenses and other liabilities	16,891,055	16,467,200

Total Liabilities	816,065,927	829,326,518

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,236,249 and 8,204,536 shares issued, respectively	82,362	82,045
Additional paid-in-capital	68,961,793	68,743,626
Retained earnings	6,539,800	6,501,317
Treasury Stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	71,746,808	71,489,841

Total Liabilities and Stockholders’ Equity	$887,812,735	$900,816,359

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Interest and dividends income
Loans	$13,927,505	$14,473,430
Mortgage-backed securities	318,688	331,737
Federal Home Loan Bank stock dividends	201,708	175,672
Securities	687,112	605,863
Fed funds sold and interest bearing deposits	156,955	123,216

Total interest and dividend income	15,291,968	15,709,918

Interest expense
Deposits	7,315,879	6,870,088
Short-term borrowings	937,102	825,366
Long-term borrowings	791,939	842,021
Subordinated debt	390,012	379,350

Total interest expense	9,434,932	8,916,825

Net interest income	5,857,036	6,793,093

Provision for loan losses	593,400	(160,000)

Net interest income after provision for loan losses	5,263,636	6,953,093

Noninterest income, net
Service and other fees	222,898	181,873
Mortgage banking activities, net	400,381	449,388
Increase in cash surrender value of bank owned life insurance	253,216	146,421
Other, net	(78,218)	17,228

Total noninterest income, net	798,277	794,910

Noninterest expense
Compensation and benefits	2,964,431	3,124,712
Office occupancy and equipment	801,853	861,790
Other	1,519,963	1,484,258

Total noninterest expense	5,286,247	5,470,760

Income before federal income tax provision	775,666	2,277,243

Federal income tax provision	164,600	714,148

Net income	$611,066	$1,563,095

Basic earnings per share	$0.08	$0.20

Diluted earnings per share	$0.08	$0.20

Dividends declared per common share	$0.074	$0.074

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	ThreeMonthsEnded
	September30,
	2007	2006
Operating Activities
Net income	$611,066	$1,563,095
Adjustments to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	6,330	7,943
Depreciation and amortization	403,910	449,637
Provision for losses on loans	593,400	(160,000)
Accretion of deferred loan origination fees, net	(271,847)	(413,028)
(Gain) loss on sale of loans receivable held for sale, net	(182,121)	(22,025)
(Gain) loss on disposal of real estate owned, net	86,079	(1,174)
Market adjustment for loans held for sale	(50,400)	(156,000)
Change in fair value of mortgage banking derivatives	3,700	(92,000)
Stock compensation	32,036	31,067
Federal Home Loan Bank stock dividends	0	(173,200)
Change in accrued interest on securities, loans, and borrowings, net	(447,718)	(462,771)
Origination of loans receivable held for sale, net	(21,392,250)	(20,642,366)
Sale of loans receivable held for sale, net	28,440,657	20,310,254
Increase in cash surrender value of bank owned life insurance	(253,216)	(146,421)
Net change in other assets and other liabilities	(2,441,146)	(1,739,755)

Net cash from operating activities	5,138,480	(1,646,744)

Investing Activities
Loan repayments and originations, net	(9,722,627)	(2,291,534)
Principal repayments on mortgage-backed securities held to maturity	647,961	820,873
Mortgage-backed securities purchased	0	0
Acquisition of bank owned life insurance	0	0
Proceeds from sale of real estate owned	449,578	378,805
Additions to office properties and equipment, net	(26,168)	(23,291)

Net cash from investing activities	(8,651,256)	(1,115,147)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	(9,924,711)	(2,426,338)
Net increase (decrease) in time deposits	(11,909,613)	12,353,722
Repayment of long-term Federal Home Loan Bank advances	0	0
Net increase (decrease) in short-term Federal Home Loan Bank advances	10,000,000	(11,000,000)
Repurchase agreement	0	0
Proceeds from issuance of subordinated debentures	0	10,000,000
Net proceeds from (repayment of) line of credit	850,000	0
Repayment of notes payable	0	(1,772,871)
Purchase of treasury stock	0	0
Proceeds from exercise of stock options	253,254	11,284
Stock repurchased and retired	(66,806)	(11,282)
Cash dividend paid	(572,583)	(570,995)

Net cash from financing activities	(11,370,459)	6,583,520

Net increase in cash and cash equivalents	(14,883,235)	3,821,629

Cash and cash equivalents at beginning of period	28,457,579	19,738,269

Cash and cash equivalents at end of period	$13,574,344	$23,559,898

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$9,445,388	$8,866,778
Cash payments of income taxes	$0	$0

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$991,310	$0
See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1
PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended
September 30, 2007 and 2006
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2007 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2008. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.
2. Employee compensation expense under stock options is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment.” The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense is being recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results were not restated. For the quarters ended September 30, 2007 and 2006, compensation expense of $32,036 and $31,067, respectively, was recognized in the income statement related to the vesting of previously issued awards. No income tax benefit was recognized related to this expense.
As of September 30, 2007, there was $347,707 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 3.3 years.
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
The aggregate intrinsic value of all options outstanding at September 30, 2007 was $3,366,330. The aggregate intrinsic value of all options that were exercisable at September 30, 2007 was $2,850,601.
A summary of the activity in the plans is as follows:

	Three months ended
	September 30, 2007
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	582,150	$9.12
Forfeited	0	0
Exercised	(36,149)	7.01
Granted	0	0

Options outstanding, end of period	546,001	$9.26

Options exercisable, end of period	401,832	$8.53
The weighted average remaining contractual life of options outstanding as of September 30, 2007 was 5.1 years.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three months ended
	September 30,
	2007	2006
Proceeds from options exercised	$253,254	$11,284
Related tax benefit recognized	0	0
Intrinsic value of options exercised	$283,397	$13,405
There were no options granted during the three-month periods ended September 30, 2007 and 2006.

Part I Financial Information
Item 1
3. The following table discloses Earnings per Share for the three months ended September 30, 2007 and September 30, 2006.

	Three months ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS Net Income	$611,066	7,747,683	$0.08	$1,563,095	7,716,795	$0.20
Effect of Stock Options		218,054	0.00		107,020	0.00
Diluted EPS Net Income	$611,066	7,965,737	$0.08	$1,563,095	7,823,815	$0.20
There were no options not considered in the diluted Earnings per Share calculation for the three-month period ended September 30, 2007. There were 205,236 options not considered in the diluted Earnings per Share calculation for the three-month period ended September 30, 2006, because they were anti-dilutive.
4. Mortgage Banking Activities:
Loans held for sale were as follows:

	September 30,	June 30,
	2007	2007
Loans held for sale	$7,842,999	$15,043,780
Less: Allowance to adjust to lower of cost or market		(50,400)

Loans held for sale, net	$7,842,899	$14,993,380
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

	Three Months Ended
	September 30,
	2007	2006
Servicing rights:
Beginning of period	$4,426,296	$4,806,836
Additions	334,495	200,804
Amortized to expense	(330,444)	(314,215)

End of period	$4,430,347	$4,693,425

Part I Financial Information
Item 1
Mortgage banking activities, net consist of the following:

	Three Months Ended
	September 30,
	2007	2006
Mortgage loan servicing fees	$502,004	$493,578
Amortization and impairment of mortgage loan servicing rights	$(330,444)	$(314,215)
Market adjustments for loans held for sale	50,400	156,000
Change in fair value of mortgage banking derivatives	(3,700)	92,000
Gain (loss) on sales of loans	182,121	22,025

Mortgage banking activities, net	$400,381	$449,388

5.	Uncertain Income Tax Positions:
The Company adopted FASB Interpretation 48 – Accounting for Uncertainty in Income Taxes (FIN 48) as of July 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements. The Company and its subsidiaries are subject to U.S. federal income tax. The company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matter in income tax expense. The Company did not have any amounts accrued for interest and penalties at July 1, 2007.
6.	Adoption of New Accounting Standards:
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after July 1, 2007. Adoption of this standard did not have a material impact on the Company’s financial statements.
In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where

Part I Financial Information
Item 1
the seller undertakes an obligation to service the loan, usually in exchange for compensation. SFAS No. 156 amends current accounting guidance by requiring the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 became effective for the Company as of July 1, 2007. The adoption of this standard did not have a material impact on the Company’s financial statements.
7.	Effect of Newly Issued but Not Yet Effective Accounting Standards:
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
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 2007 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
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
The Company’s shareholders will receive for each share owned $18.50 in cash, 1.852 shares of United Community common stock, or a combination of $9.25 cash and 0.926 shares of United Community common stock, subject to the requirement that 50% of the Company’s outstanding shares will be paid in stock and 50% in cash, via a pro ration formula described in the Merger

Part I Financial Information
Item 2
PENDING MERGER AGREEMENT continued
Agreement. The consummation of the merger is subject to several closing conditions and obtaining regulatory approval and approval of the Company’s and United Community’s shareholders.
FINANCIAL CONDITION
The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the utilization of short-term borrowings. During the period, the Company used short-term Federal Home Loan Bank of Cincinnati (“FHLB”) advances, and cash and cash equivalents to fund an increase in loans and to fund an outflow in deposits and advances from borrowers for taxes and insurance.
In addition, the Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced. Consolidated assets of PVF were $887.8 million as of September 30, 2007, a decrease of approximately $13.0 million, or 1.4%, as compared to June 30, 2007. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 9.98%, 12.68% and 13.21%, respectively, at September 30, 2007.
During the three months ended September 30, 2007, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $14.9 million, or 52.3%, as compared to June 30, 2007. The change in the Company’s cash, cash equivalents and federal funds sold consisted of a decrease in cash of $16.3 million and increases in fed funds and interest-bearing deposits of $1.4 million.
Loans receivable, net, increased by $8.4 million, or 1.2%, during the three months ended September 30, 2007. The increase in loans receivable included increases in construction loans, land loans, equity line of credit loans, non-real estate loans and home equity lines of credit partially offset by decreases in single-family mortgage loans, commercial real estate loans, and multi-family loans. Residential loan activity has slowed in the markets served by the Bank, resulting in decreased balances for these loan types. The Bank has been able to grow construction loans by aggressively marketing to this segment of the market.

Part I Financial Information
Item 2
FINANCIAL CONDITION continued
Following is a breakdown of loans receivable at September 30, 2007 and June 30, 2007:

	September 30,	June 30,
	2007	2007
Real estate mortgages:
One-to-four family residential	$162,129,664	$163,297,830
Home equity line of credit	85,560,151	85,092,530
Multi-family residential	47,547,601	48,100,726
Commercial	183,696,017	184,849,852
Commercial equity line of credit	34,939,923	33,207,626
Land	75,086,511	74,414,426
Construction – residential	66,808,070	63,315,868
Construction – multi-family	5,884,695	6,397,318
Construction – commercial	36,719,470	31,610,187

Total real estate mortgages	698,372,102	690,286,363
Non-real estate loans	30,916,597	30,454,898

Total loans receivable	729,288,699	720,741,261
Net deferred loan origination fees	(2,750,190)	(2,831,894)
Allowance for loan losses	(4,799,927)	(4,580,549)

Loans receivable, net	$721,738,582	$713,328,818

The decrease of $7.2 million in loans receivable held for sale is the result of timing differences between the origination and the sale of loans. The decrease of $0.7 million in mortgage-backed securities is the result of principal payments received during the three-month period.
The increase of $0.5 million in real estate owned is the result of the addition of five single-family properties totaling $1.0 million offset by the disposal of four single-family properties totaling $0.5 million.
     Deposits decreased by $21.8 million, or 3.3%, as the result of management’s decision not to aggressively compete with market savings rates. The line of credit balance increased by $0.8 million due to borrowings for operational needs. Advances increased by $10.0 million as a result of management’s decision to borrow at attractive short-term rates rather than compete aggressively for deposits. The decrease in advances from borrowers for taxes and insurance of $2.7 million is attributable to timing differences between the collection and payment of taxes and insurance. The increase in accrued expenses and other liabilities of $1.9 million is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS	Three months ended September 30, 2007, compared to three months ended September 30, 2006.
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
The Company’s net income for the three months ended September 30, 2007 was $611,100 as compared to $1,563,100 for the prior year comparable period. This represents a decrease of $952,000, or 60.9%, when compared with the prior year comparable period.
Net interest income for the three months ended September 30, 2007 decreased by $936,100, or 13.8%, as compared to the prior year comparable period. This resulted from a decrease of $418,000, or 2.7%, in interest income along with an increase of $518,100, or 5.8%, in interest expense. The decrease in net interest income was attributable to a decline of 42 basis points in the interest-rate spread for the quarter ended September 30, 2007 as compared to the prior year comparable period along with a decrease in both interest-earning assets and interest-bearing liabilities. The decrease in interest-rate spread resulted from margin compression attributable to a flat yield curve.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The following table presents comparative information for the three months ended September 30, 2007 and 2006 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities.

	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets

Loans (1)	$725,558	$13,927	7.68%	$741,484	$14,473	7.81%
Mortgage-backed securities	25,613	319	4.98%	27,281	332	4.87%
Investments and other	82,139	1,046	5.09%	79,014	905	4.58%

Total interest-earning assets	833,310	15,242	7.34%	847,779	15,710	7.41%

Non-interest-earning assets	52,293			61,451

Total Assets	$885,603			$909,230

Interest-bearing liabilities

Deposits	$643,257	$7,316	4.55%	$660,766	$6,870	4.16%
Borrowings	133,081	1,729	5.20%	131,113	1,667	5.09%
Subordinated debt	20,000	390	7.80%	20,000	380	7.60%

Total interest-bearing liabilities	796,338	9,435	4.74%	811,879	8,917	4.39%

Non-interest-bearing liabilities	19,028			27,867

Total liabilities	$815,366			$839,746

Retained earnings	70,237			69,484

Total liabilities and R.E.	$885,603			$909,230

Net interest income		$5,883			$6,793

Interest-rate spread			2.60%			3.02%

Yield on interest-earning assets			2.81%			3.21%

Interest-earning assets to interest-bearing liabilities	104.64%			104.42%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the three months ended September 30, 2007, a provision for loan losses of $593,400 was recorded, while in the prior year comparable period a recovery in the provision for loan losses of $160,000 was recorded. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. Management’s approach includes evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, for pools of performing loans segregated by collateral type, management is applying a prudent loss factor based on our historical loss experience, adjusted for our subjective evaluation of the current environment. A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.
The following table provides statistical measures of non-performing assets:

	September 30,	June 30,
	2007	2007
	(Dollars in thousands)
Loans on non-accruing status (1):
Real estate mortgages:
One-to-four family residential	$7,489	$5,265
Commercial	3,982	3,725
Multi-family residential	—	—
Land	1,332	715
Construction	4,074	3,948

Total loans on non-accrual status:	$16,877	$13,653

Ratio of non-performing loans to total loans	2.31%	1.89%

Other non-performing assets (2)	$3,077	$2,622

Total non-performing assets	$19,954	$16,275

Total non-performing assets to total assets	2.25%	1.81%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The levels of non-accruing loans at June 30, 2007 and September 30, 2007 are attributable to poor current local and economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Of the $16.9 million and $13.7 million non-accruing loans at September 30, 2007 and June 30, 2007, $9.4 million and $8.4 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well secured. Through this process, we established specific loss reserves related to these loans outstanding at September 30, 2007 and June 30, 2007 of $696,710 and $627,220, respectively.
The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $334,509 and $263,205 for these loans as of September 30, 2007 and June 30, 2007, respectively.
The current period provision for loan losses reflects the increase in specific loan loss reserves described above as well as charge-offs recorded during the current period for which no reserves were previously established.
For the three months ended September 30, 2007, non-interest income increased by $3,400, or 0.4%, from the prior year comparable period. This resulted from an increase of $41,000 in service and other fees, and an increase in earnings on bank-owned life insurance (“BOLI”) of $106,800, offset by decreases of $95,400 in other net, and $49,000 in mortgage banking activities.
The increase in service and other fees is primarily the result of NOW account fee income. The decrease in other, net is primarily the result of losses on the sale of real estate owned.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The decrease of $49,000 in mortgage banking activities resulted primarily from a smaller recovery of market adjustments for loans held for sale and a slightly negative change in the fair value of mortgage banking derivatives in the current period compared to a significant positive change in the fair value in the comparable prior year period. During these periods, the Company pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.
Non-interest expense for the three months ended September 30, 2007 decreased by $184,500, or 3.4%, from the prior year comparable period. This resulted from a decrease in compensation and benefits of $160,300, and a decrease in office occupancy and equipment of $59,900, partially offset by an increase in other non-interest expense of $35,700. The increase in other non-interest expense was primarily the result of increases in real estate owned expense.
The federal income tax provision for the three-month period ended September 30, 2007 represented an effective rate of 21.2% for the current period compared to an effective rate of 31.4% for the prior year comparable period. The decrease in the effective rate in the current period is attributable to an increase proportion of pre-tax consisting of an increase in the cash surrender value of BOLI.
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

Part I Financial Information
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk management is essential in operating a financial services company effectively and successfully. Risks inherent in the financial services industry include credit, operational, interest rate, market and liquidity risk. Credit risk involves the risk of uncollectible amounts due on loans.
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
During the three-month period ended September 30, 2007, competitive local market demand for deposits has resulted in an increase to the Bank’s cost of funds, while the yield on interest-earning assets has not increased at the same rate, resulting in a decrease in interest-rate spread. This compression of interest-rate spread is a function of the current, unusual shape of the yield curve. For much of the current period, short-term market interest rates were actually higher than long-term market interest rates. Our strategy in this environment is to keep the maturities of interest-earning assets and interest-bearing liabilities short. Our efforts are focused on mitigating the impact of the shape of the yield curve on our interest-rate spread.
Part I Financial Information
Item 4
CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. This evaluation included consideration of the material weakness in internal control over financial reporting that the Company reported in its Annual Report on Form 10-K for the year ended June 30, 2007. We disclosed in the Annual Report on Form 10-K that to improve the effectiveness of the Company’s disclosure controls, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of the Company’s consolidated financial statements. Management is continuing to monitor, evaluate and test the operating effectiveness of these controls. Until those controls have been determined to be operating effectively, we cannot conclude that disclosure controls and procedures are effective. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II Other Information
CONTROLS AND PROCEDURES continued
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except as set forth below. In its Annual Report on Form 10-K for the year ended June 30, 2007, the Company disclosed a material weakness in internal control over financial reporting related in part to three loan relationships individually identified as impaired where specific reserves were warranted but were not recorded at the time of the closing of the financial statements. These misstatements were not corrected until the Company’s independent registered public accounting firm proposed the corrections as part of their audit, which constituted a weakness in internal control over financial reporting as of June 30, 2007. The Company believes the weakness was attributable to the volume of loans at the time that were impaired and that required management’s attention. In order to remediate this material weakness management has dedicated resources to ensure that loan loss accruals are accurate and supported by verifiable data.
Part II Other Information
Item 1. Legal Proceedings. N/A
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “2007 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in the Company’s 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
(a)	N/A

(b)	N/A

(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended September 30, 2007:

			(c) Total
			Number of
			Shares
			Purchased as
	(a) Total		Part of	(d) Maximum Number of
	Number of	(b) Average	Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1 through
July 31, 2007	0	$0.00	0	265,602
August 1 through
August 31, 2007	4,436	$15.06	0	265,602
September 1 through
September 30,2007	0	$0.00	0	265,602

Total	4,436	$15.06	0	265,602

Part II Other Information continued
In August 2002, the Company announced a stock repurchase program to acquire up to 5% of the Company’s common stock. This plan was renewed for an additional year in August 2007. The plan is renewable on an annual basis and will expire in August 2008, if not renewed.

Part II Other Information continued

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

PVF Capital Corp. (Registrant)

Date: November 7, 2007	/s/ C. Keith Swaney
C. Keith Swaney
President, Chief Operating Officer and Treasurer (Only authorized officer and Principal Financial Officer)