Form 10-Q
period 2007-12-31
PVF CAPITAL CORP
filed 2008-02-11
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,773,823

(Class)	(Outstanding at February 1, 2008)

PVF CAPITAL CORP.

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	June 30,
	2007	2007
	unaudited
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$11,470,573	$20,293,042
Interest bearing deposits	12,907,149	622,537
Federal funds sold	7,147,000	7,542,000

Total cash and cash equivalents	31,524,722	28,457,579
Securities available for sale	1,018,821	0
Securities held to maturity (fair values of $38,366,293 and $58,068,865, respectively)	38,080,000	58,000,000
Mortgage-backed securities held to maturity (fair values of $24,286,587 and $24,302,048, respectively)	24,730,591	25,879,520
Loans receivable held for sale, net	10,002,294	14,993,380
Loans receivable, net of allowance of $4,818,657 and $4,580,549, respectively	708,967,918	713,328,818
Office properties and equipment, net	9,847,459	10,588,375
Real estate owned, net	4,127,890	2,621,551
Federal Home Loan Bank stock	12,311,600	12,311,600
Bank owned life insurance	22,677,838	22,210,217
Prepaid expenses and other assets	12,275,331	12,425,319

Total Assets	$875,564,464	$900,816,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$678,320,454	$658,052,649
Short-term advances from the Federal Home Loan Bank	20,000,000	65,000,000
Line of credit	3,215,000	1,260,000
Long-term advances from the Federal Home Loan Bank	10,000,000	10,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	20,000,000	20,000,000
Advances from borrowers for taxes and insurance	10,730,073	8,546,669
Accrued expenses and other liabilities	11,317,142	16,467,200

Total Liabilities	803,582,669	829,326,518

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,246,548 and 8,204,536 shares issued, respectively	82,465	82,045
Additional paid-in-capital	69,043,178	68,743,626
Retained earnings	6,693,299	6,501,317
Treasury Stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	71,981,795	71,489,841

Total Liabilities and Stockholders’ Equity	$875,564,464	$900,816,359

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Interest and dividends income
Loans	$13,184,062	$14,337,910	$27,111,567	$28,811,341
Mortgage-backed securities	313,595	325,078	632,283	656,815
Federal Home Loan Bank stock dividends	217,224	181,012	418,932	356,684
Securities	589,001	657,251	1,276,113	1,263,114
Fed funds sold and interest bearing deposits	162,789	157,902	319,744	281,118

Total interest and dividends income	14,466,671	15,659,153	29,758,639	31,369,072

Interest expense
Deposits	7,410,930	7,244,260	14,726,809	14,114,348
Short-term borrowings	563,943	746,072	1,501,045	1,571,438
Long-term borrowings	840,133	844,571	1,632,072	1,686,592
Subordinated debt	385,787	391,611	775,799	770,961

Total interest expense	9,200,793	9,226,514	18,635,725	18,143,339

Net interest income	5,265,878	6,432,639	11,122,914	13,225,733

Provision for loan losses	82,000	252,000	675,400	92,000

Net interest income after provision for loan losses	5,183,878	6,180,639	10,447,514	13,133,733

Noninterest income, net
Service and other fees	205,717	206,221	428,615	388,093
Mortgage banking activities, net	325,987	284,655	726,368	734,043
Increase in cash surrender value of bank owned life insurance	214,405	205,751	467,621	352,172
Other, net	87,882	241,389	9,664	258,617

Total noninterest income, net	833,991	938,016	1,632,268	1,732,925

Noninterest expense
Compensation and benefits	2,629,842	3,158,328	5,594,273	6,283,040
Office occupancy and equipment	813,118	851,287	1,614,971	1,713,077
Other	1,582,147	1,475,237	3,102,110	2,959,495

Total noninterest expense	5,025,107	5,484,852	10,311,354	10,955,612

Income before federal income tax provision	992,762	1,633,803	1,768,428	3,911,046

Federal income tax provision	261,000	497,200	425,600	1,211,348

Net income	$731,762	$1,136,603	$1,342,828	$2,699,698

Basic earnings per share	$0.09	$0.15	$0.17	$0.35

Diluted earnings per share	$0.09	$0.15	$0.17	$0.35

Dividends declared per common share	$0.074	$0.074	$0.148	$0.148

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Operating Activities
Net income	$1,342,828	$2,699,698
Adjustments to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	11,471	16,606
Depreciation and amortization	796,333	888,890
Provision for losses on loans	675,400	92,000
Accretion of deferred loan origination fees, net	(449,290)	(796,974)
(Gain) loss on sale of loans receivable held for sale, net	(228,959)	9,824
(Gain) loss on disposal of real estate owned, net	194,178	(227,922)
Market adjustment for loans held for sale	(50,400)	(156,000)
Change in fair value of mortgage banking derivatives	(122,700)	(254,000)
Stock compensation	60,228	141,502
Federal Home Loan Bank stock dividends	0	(356,600)
Change in accrued interest on securities, loan, and borrowings, net	(43,720)	(402,111)
Origination of loans receivable held for sale, net	(44,555,348)	(44,307,713)
Sale of loans receivable held for sale, net	49,295,091	41,802,399
Increase in cash surrender value of bank owned life insurance	(467,621)	(352,172)
Net change in other assets and other liabilities	(2,121,544)	4,212,004

Net cash from operating activities	4,335,947	3,009,431

Investing Activities
Loan repayments and originations, net	1,034,200	6,643,686
Principal repayments on mortgage-backed securities held to maturity	1,137,777	1,644,543
Mortgage-backed securities purchased	0	(1,550,973)
Acquisition of bank owned life insurance	0	(5,000,000)
Purchase of securities available for sale	(1,019,140)
Purchase of securities held to maturity	(32,580,000)	0
Calls of securities held to maturity	52,500,000	0
Proceeds from sale of real estate owned	1,400,073	684,026
Additions to office properties and equipment, net	(55,417)	(140,561)

Net cash from investing activities	22,417,493	2,280,721

Financing activities
Net increase (decrease) in demand deposits, NOW and passbook savings	(955,340)	3,529,710
Net increase (decrease) in time deposits	21,223,145	13,940,185
Repayment of long-term Federal Home Loan Bank advances	0	0
Net increase (decrease) in short-term Federal Home Loan Bank advances	(45,000,000)	(21,000,000)
Repurchase agreement	0	0
Proceeds from issuance of subordinated debentures		10,000,000
Net proceeds from (repayment of) line of credit	1,955,000	0
Repayment of notes payable	0	(1,772,871)
Purchase of treasury stock	0	0
Proceeds from exercise of stock options	336,171	115,903
Stock repurchased and retired	(96,427)	(113,500)
Cash dividend paid	(1,147,846)	(1,142,492)

Net cash from financing activities	(23,685,297)	3,556,935

Net increase in cash and cash equivalents	3,068,143	8,847,087

Cash and cash equivalents at beginning of period	28,457,579	19,738,269

Cash and cash equivalents at end of period	$31,525,722	$28,585,356

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$18,639,311	$18,090,517
Cash payments of income taxes	$576,000	$1,630,000

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$3,100,590	$0
See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1
PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended
December 31, 2007 and 2006
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2007 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2008. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.
2. Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment.” The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense is being recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any future awards. Prior interim periods and fiscal year results were not restated. For the quarter ended December 31, 2007, compensation expense of $28,192 was recognized in the income statement related to the vesting of previously issued awards. For the quarter ended December 31, 2006, $110,435 was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the six months ended December 31, 2007, compensation expense of $60,228 was recognized in the income statement related to the vesting of previously issued awards. For the six months ended December 31, 2006, $141,502 was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the six months ended December 31, 2007 and 2006 income tax benefits of $0 and $17,787, respectively, were recognized related to these expenses.
As of December 31, 2007, there was $319,516 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 3.1 years.
The Company can issue incentive stock options and nonqualified stock options under the 1996 Plan and the 2000 Plan. Generally, for incentive stock options, one-fifth of the options awarded become exercisable on the date of grant and on each of the first four anniversaries of the date of grant. The

Part I Financial Information
Item 1
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
The aggregate intrinsic value of all options outstanding at December 31, 2007 was $1,119,100. The aggregate intrinsic value of all options that were exercisable at December 31, 2007 was $1,100,042.
A summary of the activity in the plan is as follows:

	Six months ended
	December 31, 2007
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	582,150	$9.12
Forfeited	0	0
Exercised	(48,424)	6.94
Granted	0	0

Options outstanding, end of period	533,726	$9.32

Options exercisable, end of period	421,477	$8.83
The weighted average remaining contractual life of options outstanding as of December 31, 2007 was 5.1 years.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Proceeds from options exercised	$82,917	$104,619	$336,171	$115,903
Related tax benefit recognized	0	0	0	0
Intrinsic value of options exercised	$104,645	$61,395	$388,042	$74,800
The fair value for stock options granted during the six months ended December 31, 2006, which consisted of multiple grants in November 2006 was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

2006
Expected average risk-free interest rate	4.56%
Expected average life (in years)	9.14
Expected volatility	24.95%
Expected dividend yield	2.74%

Part I Financial Information
Item 1
The weighted average fair value of these grants was $2.83 in the six months ended December 31, 2006. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.
3. The following table discloses Earnings per Share for the three and six months ended December 31, 2007 and December 31, 2006.

		Three months ended December 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS Net Income	$731,762	7,771,248	$0.09	$1,136,603	7,721,939	$0.15

Effect of Stock Options		170,417	0.00		107,189	0.00

Diluted EPS Net Income	$731,762	7,941,665	$0.09	$1,136,603	7,829,128	$0.15

			Six months ended December 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS Net Income	$1,342,828	7,758,886	$0.17	$2,699,698	7,719,641	$0.35

Effect of Stock Options		185,270	0.00		107,105	0.00

Diluted EPS Net Income	$1,342,828	7,944,156	$0.17	$2,699,698	7,826,746	$0.35
There were no options not considered in the diluted Earnings per Share calculation for the three- and six-month periods ended December 31, 2007. There were 272,011 options not considered in the diluted Earnings per Share calculation for the three- and six-month periods ended December 31, 2006, because they were anti-dilutive.
4. Mortgage Banking Activities:
Loans held for sale were as follows:

	December 31,	June 30,
	2007	2007
Loans held for sale	$10,002,294	$15,043,780
Less: Allowance to adjust to lower of cost or market	—	(50,400)

Loans held for sale, net	$10,002,294	$14,993,380

Part I Financial Information
Item 1
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

	Six Months Ended
	December 31,
	2007	2006
Servicing rights:
Beginning of period	$4,426,296	$4,806,836
Additions	530,702	409,566
Amortized to expense	(673,298)	(647,352)

End of period	$4,283,700	$4,569,050

Mortgage banking activities, net, as presented in the consolidated statements of operations, consist of the following. These amounts do not include noninterest expense related to mortgage banking activities:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Mortgage loan servicing fees	$495,603	$487,641	$997,607	$981,219

Amortization and impairment of mortgage loan servicing rights	$(342,854)	$(333,137)	$(673,298)	$(647,352)

Market adjustments for loans held for sale	—	—	$50,400	156,000

Change in fair value of mortgage banking derivatives	$126,400	$162,000	$122,700	$254,000

Gain (losses) on sales of loans	$46,838	$(31,849)	$228,959	$(9,824)

Mortgage banking activities, net	$325,987	$284,655	$726,368	$734,043

5. Uncertain Income Tax Positions: The Company adopted FASB Interpretation 48 – Accounting for Uncertainty in Income Taxes (FIN 48) as of July 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements. The Company and its subsidiaries are subject to U.S. federal income tax. The company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at July 1, 2007.

Part I Financial Information
Item 1
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
7. Effect of Newly Issued but Not Yet Effective Accounting Standards: In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement.” This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of EITF Issue No. 06-04 to have a material effect on the financial statements as the Company has no endorsement split-dollar arrangements.
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

Part I Financial Information
Item 1
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Management expects the impact of this standard to materially impact the Company’s accounting for derivative loan commitments. Management expects to record additional income in the third quarter of the fiscal year as a result of adoption, although we cannot estimate the amount of this additional income at this time.

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three and six-month periods ended December 31, 2007 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
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
The Company’s shareholders will receive for each share owned $18.50 in cash or 1.852 shares of United Community common stock, or a combination of $9.25 cash and 0.926 shares of United Community common stock, subject to the requirement that 50% of the Company’s outstanding shares will be paid in stock and 50% in cash, via a pro ration formula described in the Merger

Part I Financial Information
Item 2
PENDING MERGER AGREEMENT continued
Agreement. The consummation of the merger is subject to several closing conditions and obtaining regulatory approval and approval of the Company’s and United Community’s shareholders.
The Company and United Community have announced that the Office of Thrift Supervision has notified United Community that the Office of Thrift Supervision has suspended processing of the application for approval of the merger of the Company into UCFC, pending the results of the upcoming examination of UCFC’s subsidiary, The Home Savings and Loan Company of Youngstown, Ohio. This examination is ongoing. The Company and UCFC do not expect that the merger can be completed before the end of the first quarter of 2008.
FINANCIAL CONDITION
The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the utilization of short-term borrowings. During the period, $52.5 million of the Company’s securities holdings were called by their issuers. The Company reinvested a portion of these proceeds and used the remainder, plus proceeds from the issuance of brokered deposits, to repay short-term Federal Home Loan Bank of Cincinnati (“FHLB”) advances.
In addition, the Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced. Consolidated assets of PVF were $875.6 million as of December 31, 2007, a decrease of approximately $25.3 million, or 2.8%, as compared to June 30, 2007. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 10.25%, 12.85% and 13.37%, respectively, at December 31, 2007.
During the six months ended December 31, 2007, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $3.1 million, or 10.8%, as compared to June 30, 2007. The change in the Company’s cash, cash equivalents and federal funds sold consisted of an increase in interest-bearing deposits of $12.3 million and decreases in cash and fed funds of $9.2 million.
Loans receivable, net, decreased by $4.4 million, or 0.6%, during the six months ended December 31, 2007. The decrease in loans receivable included decreases in multi-family, commercial real estate loans, home equity and commercial equity line of credit loans, construction loans, multi-family construction loans, non real estate loans, and land loans, partially offset by increases in single-family mortgage loans and commercial construction loans.

Part I Financial Information
Item 2
PENDING MERGER AGREEMENT continued
Following is a breakdown of loans receivable at December 31, 2007 and June 30, 2007:

	December 31,	June 30,
	2007	2007
Real estate mortgages:
One-to-four family residential	$168,584,764	$163,297,830
Home equity line of credit	84,951,899	85,092,530
Multi-family residential	46,498,968	48,100,726
Commercial	179,500,168	184,849,852
Commercial equity line of credit	31,115,243	33,207,626
Land	73,595,085	74,414,426
Construction – residential	61,921,143	63,315,868
Construction – multi-family	5,368,665	6,397,318
Construction – commercial	35,504,870	31,610,187

Total real estate mortgages	687,040,805	690,286,363
Non-real estate loans	29,361,381	30,454,898

Total loans receivable	716,402,186	720,741,261
Net deferred loan origination fees	(2,615,611)	(2,831,894)
Allowance for loan losses	(4,818,657)	(4,580,549)

Loans receivable, net	$708,967,918	$713,328,818

The decrease of $5.0 million in loans receivable held for sale is the result of timing differences between the origination and the sale of loans. The decrease of $1.1 million in mortgage-backed securities is the result of principal payments received during the six-month period.
The $19.9 million decrease in securities held to maturity resulted from calls exercised by the issuer of $52.5 million in securities and the purchase of $32.6 million in callable agency securities during the current period. Securities available for sale increased by $1.0 million because of the Bank’s decision to purchase 40,000 shares of FHLMC preferred stock.
The increase of $1.5 million in real estate owned is the result of the addition of twelve single-family properties totaling $3.1 million offset by the disposal of ten single-family properties totaling $1.6 million.
Deposits increased by $20.2 million, or 3.1%, as the result of management’s decision to obtain funding via a one year brokered certificate of deposit to improve the Bank’s liquidity in a tight credit market. The line of credit balance increased by $2.0 million due to borrowings for operational needs. Advances decreased by $45.0 million as a result of the repayment of short-term borrowings from the FHLB. The increase in advances from borrowers for taxes and insurance of $2.2 million is attributable to timing differences between the collection and payment of taxes and insurance. The decrease in accrued expenses and other liabilities of $5.1 million is primarily the result of timing differences between the collection and remittance of payments received on loans serviced for investors.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS	Three months ended December 31, 2007,
compared to three months ended
December 31, 2006.
PVF’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, levels of non-accruing loans, and deposit flows. Net interest income also includes amortization of loan origination fees, net of origination costs.
PVF’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. In addition, net income is affected by the level of operating expenses and loan loss provisions.
The Company’s net income for the three months ended December 31, 2007 was $731,800 as compared to $1,136,600 for the prior year comparable period. This represents a decrease of $404,800, or 35.6%, when compared with the prior year comparable period.
Net interest income for the three months ended December 31, 2007 decreased by $1,166,800, or 18.1%, as compared to the prior year comparable period. This resulted from a decrease of $1,192,500, or 7.6%, in interest income offset slightly by a decrease of $25,700, or 0.3%, in interest expense. The decrease in net interest income was attributable to a decline of 53 basis points in the interest-rate spread for the quarter ended December 31, 2007 as compared to the prior year comparable period along with a decrease in both interest-earning assets and interest-bearing liabilities. The decrease in average interest-rate spread resulted from margin compression attributable to a flat yield curve, an increase in nonperforming loans and an increase in the Company’s cost of funds. Typically loans are placed on non-accrual when they become 90 days and greater past due. At that time, all previously accrued interest is reversed from income and reserved while the loan is non nonperforming. This process has directly impacted the yield on loans during the quarter as loans have been placed on non-accrual. Interest reserves increased by $420,000 in the quarter.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The following table presents comparative information for the three months ended December 31, 2007 and 2006 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities.

	December 31, 2007			December 31, 2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets

Loans (1)	$726,626	$13,184	7.26%	$745,278	$14,338	7.70%
Mortgage-backed securities	25,043	314	5.01%	26,669	325	4.87%
Investments and other	78,123	969	4.96%	81,688	996	4.88%

Total interest-earning assets	829,792	14,467	6.97%	853,635	15,659	7.34%

Non-interest-earning assets	60,723			59,855

Total Assets	$890,515			$913,490

Interest-bearing Liabilities

Deposits	$655,425	$7,411	4.52%	$666,160	$7,244	4.35%
Borrowings	105,365	1,404	5.33%	125,521	1,591	5.07%
Subordinated debt	20,000	386	7.72%	20,000	391	7.82%

Total interest-bearing liabilities	780,790	9,201	4.71%	811,681	9,226	4.55%

Non-interest-bearing liabilities	37,851			31,475

Total liabilities	818,641			$843,156

Retained earnings	71,874			70,334

Total liabilities and R.E.	$890,515			913,490

Net interest income		$5,266			$6,433

Interest-rate spread			2.26%			2.79%

Yield on interest-earning assets			2.54%			3.01%

Interest-earning assets to interest-bearing liabilities	106.28%			105.17%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the three months ended December 31, 2007, a provision for loan losses of $82,000 was recorded, while a provision for loan losses of $252,000 was recorded in the prior year comparable period. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. Management’s approach includes evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, for pools of performing loans segregated by collateral type, management is applying a prudent loss factor based on our historical loss experience, adjusted for our subjective evaluation of the current environment. A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.
The following table provides statistical measures of non-performing assets:

	December 31,	June 30,
	2007	2007
	(Dollars in thousands)
Loans on non-accruing status (1):
Real estate mortgages:
One-to-four family residential	$7,573	$5,265
Commercial	5,328	3,725
Multi-family residential	148	—
Land	1,514	715
Construction	5,432	3,948
Consumer	65	—

Total loans on non-accrual status:	$20,060	$13,653

Ratio of non-performing loans to total loans	2.79%	1.87%

Other non-performing assets (2)	$4,128	$2,622

Total non-performing assets	$24,188	$16,275

Total non-performing assets to total assets	2.76%	1.81%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The levels of non-accruing loans at June 30, 2007 and December 31, 2007 are attributable to poor current local and economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Of the $20.1 million and $13.7 million of non-accruing loans at December 31, 2007 and June 30, 2007, $12.5 million and $8.4 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-homogeneous real estate. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well secured. Through this process, we established specific loss reserves related to these loans outstanding at December 31, 2007 and June 30, 2007 of $844,736 and $627,220, respectively. The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $333,850 and $263,205 for these loans as of December 31, 2007 and June 30, 2007, respectively.
The current period provision for loan losses reflects the increase in specific loan loss reserves described above along with changes to the overall volume and composition of the loan portfolio. Because management believes most of the Bank’s impaired loans and non-performing one-to-four family loans are adequately collateralized, and because of decreases in balances in some of the loan categories deemed to represent higher risk of loss, we provided a moderate amount for loan losses for the quarter.
For the three months ended December 31, 2007, non-interest income decreased by $104,000, or 11.1%, from the prior year comparable period. This resulted from decreases of $153,500 in other, net, and $500 in service and other fees partially offset by an increase of $41,300 in mortgage banking activities and an increase in earnings on bank-owned life insurance (“BOLI”) of $8,700. The decrease in other, net is primarily the result of losses on the sale of real estate owned compared to gains on disposition reported in the prior year.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The increase of $41,300 in mortgage banking activities resulted from an increase in gain on the sale of loans partially offset by a decrease in market valuation recovery on loans held for sale and mortgage banking derivatives in the current period. During these periods, the Company pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.
Non-interest expense for the three months ended December 31, 2007 decreased by $459,700, or 8.4%, from the prior year comparable period. This resulted from a decrease in compensation and benefits of $528,500 and a decrease in office occupancy and equipment of $38,100, partially offset by an increase in other non-interest expense of $106,900. The increase in other non-interest expense was primarily the result of increases in real estate owned expense. Compensation and benefits decreased due to a decrease in staffing. In the current period, accrued incentive bonuses in the amount of $250,000 were reversed against expense because it was determined bonuses will not be paid based on the year to date performance of the Company.
The federal income tax provision for the three-month period ended December 31, 2007 represented an effective rate of 26.3% for the current period compared to an effective rate of 30.4% for the prior year comparable period. The decrease in the effective rate in the current period is attributable to an increased proportion of pre-tax income consisting of an increase in the earnings of BOLI, which is generally tax exempt.

RESULTS OF OPERATIONS	Six months ended December 31, 2007, compared to six months ended December 31, 2006.
The Company’s net income for the six months ended December 31, 2007 was $1,342,800 as compared to $2,699,700 for the prior year comparable period. This represents a decrease of $1,356,900, or 50.3%, when compared with the prior year comparable period.
Net interest income for the six months ended December 31, 2007 decreased by $2,102,800, or 15.9%, as compared to the prior year comparable period. This resulted from a decrease of $1,610,400, or 5.1%, in interest income and an increase of $492,400, or 2.7%, in interest expense. The decrease in net interest income was attributable to a decline of 47 basis points in the interest-rate spread for the six-month period ended December 31, 2007 as compared to the prior year comparable period along with a decrease in both average interest-earning assets and interest-bearing liabilities. The decrease in the interest-rate spread resulted from margin compression attributable to a flat yield curve, an increase in nonperforming loans and an increase in the Company’s cost of funds.
The following table presents comparative information for the six months ended December 31, 2007 and 2006 about average balance and average yield and cost for interest-earning assets and interest-bearing liabilities. Net interest income is affected by the interest-rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued

	December 31, 2007			December 31, 2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets

Loans (1)	$726,092	$27,112	7.47%	$743,381	$28,812	7.75%
Mortgage-backed securities	25,328	632	4.99%	26,975	657	4.87%
Investments and other	80,131	2,015	5.03%	80,351	1,900	4.73%

Total interest-earning assets	831,551	29,759	7.16%	850,707	31,369	7.37%

Non-interest-earning assets	56,508			60,653

Total Assets	$888,059			$911,360

Interest-bearing liabilities

Deposits	$649,341	$14,727	4.54%	$663,463	$14,114	4.25%
Borrowings	119,223	3,133	5.26%	128,317	3,258	5.08%
Subordinated debt	20,000	776	7.76%	20,000	771	7.71%

Total interest-bearing liabilities	788,564	18,636	4.73%	811,780	18,143	4.47%

Non-interest-bearing liabilities	27,727			29,699

Total liabilities	816,291			841,479

Retained earnings	71,768			69,881

Total liabilities and R.E.	$888,059			$911,360

Net interest income		$11,123			$13,226

Interest-rate spread			2.43%			2.90%

Yield on interest-earning assets			2.68%			3.11%

Interest-earning assets to interest-bearing liabilities	105.45%			104.80%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.
For the six months ended December 31, 2007, a provision for loan losses of $675,400 was recorded, while a provision for loan losses of $92,000 was recorded in the prior year comparable period. The current period provision for loan losses reflects the increase in specific loan loss reserves described previously as well as charge-offs recorded during the current period along with changes to the overall volume and composition of the loan portfolio. Net loan charge-offs in the current period were $438,000 as compared to $114,000 in the prior period. The higher charge-offs were due primarily to the effects of a weakening housing market.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the six months ended December 31, 2007, non-interest income decreased by $100,700, or 5.8%, from the prior year comparable period. This resulted primarily from a decrease in other, net of $249,000 resulting from net losses on the sale of real estate owned, compared to net gains reported in the prior year period, along with a decrease of $7,700 in mortgage banking activities. This was offset by increases in earnings on BOLI of $115,500, and in service and other fees of $40,500.
The decrease of $7,700 in mortgage banking activities resulted from a decrease in market valuation recovery on loans held for sale and mortgage banking derivatives offset by an increase in gain on the sale of loans in the current period. During these periods, the Company pursued a strategy of originating long-term, fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.
Non-interest expense for the six months ended December 31, 2007 decreased by $644,300, or 5.9%, from the prior year comparable period. This resulted from decreases in compensation and benefits of $688,800, and office occupancy and equipment of $98,100 offset by an increase in other non-interest expense of $142,600. The increase in other non-interest expense was primarily the result of increases in real estate owned expense. Compensation and benefits decreased due to a decrease in staffing and incentive bonuses paid.
The federal income tax provision for the six-month period ended December 31, 2007 decreased to an effective rate of 24.1% for the current period from an effective rate of 31.0% for the prior year comparable period. The decrease in the effective rate in the current period is attributable to an increased proportion of pre-tax income consisting of an increase in the cash surrender value of BOLI, which is generally tax exempt.
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

Part I Financial Information
Item 3
LIQUIDITY AND CAPITAL RESOURCES continued
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. Additional sources of funds include lines of credit available from the FHLB. The Bank’s borrowing capacity with the FHLB has been reduced as a result of the more restrictive environment surrounding bank lending. We have supplemented our source of liquidity by utilizing brokered certificates of deposit.
Management believes the Company maintains sufficient liquidity to meet current operational needs.
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
During the six-month period ended December 31, 2007, competitive local market demand for deposits has resulted in an increase to the Bank’s cost of funds, while the yield on interest-earning assets has not increased at the same rate, resulting in a decrease in interest-rate spread. This compression of interest-rate spread is a function of the current, unusual shape of the yield curve. For much of the current period, short-term market interest rates were actually higher than long-term market interest rates. Our strategy in this environment is to keep the maturities of interest-earning assets and interest-bearing liabilities short. The decline in interest rates in the latter half of the period resulted in calls being exercised by the issuers on securities held for investment and the reinvestment of a portion of the proceeds in like securities with lower yields. Our efforts are focused on mitigating the impact of the shape of the yield curve on our interest-rate spread.

Part I Financial Information
Item 4
CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. This evaluation included consideration of the material weakness in internal control over financial reporting that the Company reported in its Annual Report on Form 10-K for the year ended June 30, 2007. We disclosed in the Annual Report on Form 10-K that to improve the effectiveness of the Company’s disclosure controls, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosure of the Company’s consolidated financial statements. Management is continuing to monitor, evaluate and test the operating effectiveness of these controls. Until those controls have been determined to be operating effectively, we cannot conclude that disclosure controls and procedures are effective. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except as set forth below. In its Annual Report on Form 10-K for the year ended June 30, 2007, the Company disclosed a material weakness in internal control over financial reporting related in part to three loan relationships individually identified as impaired where specific reserves were warranted but were not recorded at the time of the closing of the financial statements. These misstatements were not corrected until the Company’s independent registered public accounting firm proposed the corrections as part of their audit, which constituted a weakness in internal control over financial reporting as of June 30, 2007. The Company believes that procedures have been implemented to cure the material weakness.

Part II Other Information
Item 1. Legal Proceedings. N/A
Item 1A. Risk Factors
Consummation of the merger is subject to conditions and is not assured.
The consummation of the merger is subject to several closing conditions, including obtaining regulatory approval and approval of the Company’s and United Community’s stockholders. The Company and United Community have announced that the Office of Thrift Supervision has notified United Community that the Office of Thrift Supervision has suspended processing of the application for approval of the merger of the Company into UCFC, pending the results of the upcoming examination of UCFC’s subsidiary, The Home Savings and Loan Company of Youngstown, Ohio. This examination is ongoing. The Company and UCFC do not expect that the merger can be completed before the end of the first quarter of 2008. Under the terms of the merger agreement with United Community, if the merger is not consummated on or prior to March, 31, 2008, either the Company or United Community may terminate the merger agreement without penalty. We do not know at this time if or when either party might exercise its right to terminate the merger agreement after March 31, 2008. If the Company and United Community are unable to satisfy all closing conditions, including obtaining the necessary regulatory and stockholder approvals, or if either party exercises its right after March 31, 2008 to terminate the merger agreement, the merger will not be completed. This could hurt the trading price for Company common stock.
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
(a)	N/A

(b)	N/A

(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended December 31, 2007:

			(c) Total
			Number of
			Shares
			Purchased as
	(a) Total		Part of	(d) Maximum Number of
	Number of	(b) Average	Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
October 1 through
October 31, 2007	1,976	$14.99	0	265,602
November 1 through
November 30, 2007	0	$0.00	0	265,602
December 1 through
December 31, 2007	0	$0.00	0	265,602

Total	1,976	$14.99	0	265,602

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

PVF Capital Corp.

(Registrant)

Date:	February 7, 2008	/s/ C. Keith Swaney

C. Keith Swaney
President, Chief Operating
Officer and Treasurer
(Only authorized officer and
Principal Financial Officer)