Form 10-Q
period 2008-03-31
PVF CAPITAL CORP
filed 2008-05-12
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,773,823
(Class)	(Outstanding at May 2, 2008)

PVF CAPITAL CORP.

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	June 30,
	2008	2007
	unaudited

ASSETS

Cash and cash equivalents:
Cash and amounts due from depository institutions	$7,386,872	$20,293,042
Interest bearing deposits	3,841,499	622,537
Federal funds sold	7,730,000	7,542,000

Total cash and cash equivalents	18,958,371	28,457,579
Securities available for sale	1,938,000	0
Securities held to maturity (fair values of $12,801,636 and $58,068,865, respectively)	12,580,000	58,000,000
Mortgage-backed securities held to maturity (fair values of $53,791,275 and $24,302,048, respectively)	53,710,431	25,879,520
Loans receivable held for sale, net	12,066,118	14,993,380
Loans receivable, net of allowance of $5,560,112 and $4,580,549, respectively	709,084,902	713,328,818
Office properties and equipment, net	9,546,322	10,588,375
Real estate owned, net	4,255,792	2,621,551
Federal Home Loan Bank stock	12,472,300	12,311,600
Bank owned life insurance	22,849,308	22,210,217
Prepaid expenses and other assets	12,469,848	12,425,319

Total Assets	$869,931,392	$900,816,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$675,208,414	$658,052,649
Short-term advances from the Federal Home Loan Bank	0	65,000,000
Line of credit	250,000	1,260,000
Long-term advances from the Federal Home Loan Bank	30,000,000	10,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	20,000,000	20,000,000
Advances from borrowers for taxes and insurance	6,216,744	8,546,669
Accrued expenses and other liabilities	16,619,300	16,467,200

Total Liabilities	798,294,458	829,326,518

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,246,548 and 8,204,536 shares issued, respectively	82,465	82,045
Additional paid-in-capital	69,069,448	68,743,626
Retained earnings	6,419,280	6,501,317
Accumulated other comprehensive income (loss)	(97,112)	0
Treasury Stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	71,636,934	71,489,841

Total Liabilities and Stockholders’ Equity	$869,931,392	$900,816,359

See accompanying notes to consolidated financial statements

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest and dividends income
Loans	$12,467,244	$13,850,504	$39,578,811	$42,661,845
Mortgage-backed securities	384,335	336,611	1,016,618	993,426
Federal Home Loan Bank stock dividends	160,706	193,528	579,638	550,212
Securities	238,169	665,237	1,514,282	1,928,351
Fed funds sold and interest bearing deposits	322,376	149,738	642,120	430,856

Total interest and dividends income	13,572,830	15,195,618	43,331,469	46,564,690

Interest expense
Deposits	7,111,539	7,136,797	21,838,348	21,251,145
Short-term borrowings	40,492	748,245	1,541,537	2,319,683
Long-term borrowings	873,249	826,653	2,505,321	2,513,245
Subordinated debt	357,028	389,154	1,132,827	1,160,115

Total interest expense	8,382,308	9,100,849	27,018,033	27,244,188

Net interest income	5,190,522	6,094,769	16,313,436	19,320,502

Provision for loan losses	819,000	(1,000)	1,494,400	91,000

Net interest income after provision for loan losses	4,371,522	6,095,769	14,819,036	19,229,502

Noninterest income, net
Service and other fees	185,835	179,123	614,450	567,216
Mortgage banking activities, net	658,823	359,599	1,385,191	1,093,642
Increase in cash surrender value of bank owned life insurance	171,470	259,412	639,091	611,584
Other, net	198,394	55,103	208,058	313,720

Total noninterest income, net	1,214,522	853,237	2,846,790	2,586,162

Noninterest expense
Compensation and benefits	2,522,392	3,046,723	8,116,665	9,329,763
Office occupancy and equipment	752,672	847,396	2,367,643	2,560,473
Other	1,917,819	1,407,825	5,019,929	4,367,320

Total noninterest expense	5,192,883	5,301,944	15,504,237	16,257,556

Income before federal income tax provision	393,161	1,647,062	2,161,589	5,558,108

Federal income tax provision	91,916	469,658	517,516	1,681,006

Net income	$301,245	$1,177,404	$1,644,073	$3,877,102

Basic earnings per share	$0.04	$0.15	$0.21	$0.50

Diluted earnings per share	$0.04	$0.15	$0.21	$0.49

Dividends declared per common share	$0.074	$0.074	$0.222	$0.222

See accompanying notes to consolidated financial statements

PVF CAPITAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007

Operating Activities
Net income	$1,644,073	$3,877,102
Adjustments to reconcile net income to net cash from operating activities Amortization of premium on mortgage-backed securities	16,199	19,772
Depreciation and amortization	1,143,044	1,319,294
Provision for losses on loans	1,494,400	91,000
Accretion of deferred loan origination fees, net	(755,618)	(1,110,402)
(Gain) loss on sale of loans receivable held for sale, net	(667,720)	(180,661)
(Gain) loss on disposal of real estate owned, net	162,099	(236,242)
Market adjustment for loans held for sale	(50,400)	(156,000)
Change in fair value of mortgage banking derivatives	(300,613)	(254,000)
Stock compensation	86,498	186,655
Federal Home Loan Bank stock dividends	(160,700)	(356,600)
Change in accrued interest on securities, loans, and borrowings, net	(143,907)	(164,488)
Origination of loans receivable held for sale, net	(101,004,753)	(67,964,062)
Sale of loans receivable held for sale, net	103,572,431	68,955,891
Increase in cash surrender value of bank owned life insurance	(639,091)	(611,584)
Net change in other assets and other liabilities	(653,102)	880,673

Net cash from operating activities	3,742,840	4,296,348

Investing Activities
Loan repayments and originations, net	(569,529)	6,273,417
Principal repayments on mortgage-backed securities held to maturity	1,739,063	2,439,220
Mortgage-backed securities purchased	(29,586,173)	(1,550,973)
Acquisition of bank owned life insurance	0	(5,000,000)
Purchase of securities available for sale	(2,085,140)	0
Purchase of securities held to maturity	(37,580,000)	0
Calls and maturities of securities held to maturity	83,000,000	0
Proceeds from sale of real estate owned	2,278,323	832,290
Additions to office properties and equipment, net	(100,991)	(245,241)

Net cash from investing activities	17,095,553	2,748,713

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	(2,230,977)	2,567,641
Net increase (decrease) in time deposits	19,386,742	7,593,361
Proceeds from long-term Federal Home Loan Bank advances	20,000,000	0
Net increase (decrease) in short-term Federal Home Loan Bank advances	(65,000,000)	(18,000,000)
Proceeds from issuance of subordinated debentures	0	10,000,000
Net proceeds from (repayment of) line of credit	(1,010,000)	(1,497,871)
Proceeds from exercise of stock options	336,171	295,963
Stock repurchased and retired	(96,427)	(293,541)
Cash dividend paid	(1,723,110)	(1,714,359)

Net cash from financing activities	(30,337,601)	(1,048,806)

Net increase in cash and cash equivalents	(9,499,208)	5,996,255

Cash and cash equivalents at beginning of period	28,457,579	19,738,269

Cash and cash equivalents at end of period	$18,958,371	$25,734,524

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$27,094,315	$27,180,960
Cash payments of income taxes	$954,000	$2,328,000

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$4,074,663	$1,065,431
See accompanying notes to consolidated financial statements

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended
March 31, 2008 and 2007
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2007 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2008. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ SMALL-CAP ISSUES under the symbol PVFC.
2. Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment.” The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense is being recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any granted since that date. Prior interim periods and fiscal year results were not restated. For the quarters ended March 31, 2008 and 2007, compensation expense of $26,270 and $45,153, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the nine months ended March 31, 2008 and 2007, compensation expense of $86,498 and $186,655, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the nine months ended March 31, 2008 and 2007 income tax benefits of $0 and $17,787, respectively, were recognized related to these expenses.
As of March 31, 2008, there was $293,246 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 2.9 years.
The Company can issue incentive stock options and nonqualified stock options under the 1996 Plan and the 2000 Plan. Generally, for incentive stock options, one-fifth of the options awarded become exercisable on the date of grant and on each of the first four anniversaries of the date of grant. The option period expires ten years from the date of grant, except for awards to individuals who own more than 10% of the Company’s outstanding stock. Awards to these individuals expire after five years from the date of grant and are exercisable at 110 percent of the market price at the date of grant.
Nonqualified stock options are granted to directors and vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.
The aggregate intrinsic value of all options outstanding at March 31, 2008 was $990,078. The aggregate intrinsic value of all options that were exercisable at March 31, 2008 was $984,801.
A summary of the activity in the plan is as follows:

	Nine months ended
	March 31, 2008
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	582,150	$9.12
Forfeited	(300)	10.64
Exercised	(48,424)	6.94
Granted	0	0

Options outstanding, end of period	533,426	$9.32

Options exercisable, end of period	421,357	$8.83
The weighted average remaining contractual life of options outstanding as of March 31, 2008 was 4.7 years. The weighted average remaining contractual life of vested options outstanding as of March 31, 2008 was 3.9 years.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Proceeds from options exercised	$0	$180,060	$336,171	$295,963
Related tax benefit recognized	0	0	0	0
Intrinsic value of options exercised	$0	$71,645	$388,042	$146,445
The fair value for stock options granted during the nine months ended March 31, 2008, which consisted of multiple grants in November 2006 was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	4.56%
Expected average life (in years)	9.14
Expected volatility	24.95%
Expected dividend yield	2.74%
The weighted average fair value of these grants was $2.83. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.

3. The following table discloses Earnings per Share for the three and nine months ended March 31, 2008 and March 31, 2007.

	Three months ended March 31,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Net Income	$301,245	7,773,823	$0.04	$1,177,404	7,727,488	$0.15

Effect of Stock Options		84,972	0.00		126,024	0.00

Diluted EPS
Net Income	$301,245	7,858,795	$0.04	$1,177,404	7,853,512	$0.15

	Nine months ended March 31,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Net Income	$1,644,073	7,763,367	$0.21	$3,877,102	7,722,400	$0.50

Effect of Stock Options		151,837	0.00		113,411	(0.01)

Diluted EPS
Net Income	$1,644,073	7,915,204	$0.21	$3,877,102	7,835,811	$0.49
There were 271,711 options not considered in the diluted Earnings per Share calculation for the three-month period and no options were not considered in the nine-month period ended March 31, 2008, because they were anti-dilutive. There were 109,536 options not considered in the diluted Earnings per Share calculation for the three- and nine-month periods ended March 31, 2007, because they were anti-dilutive.
4. Mortgage Banking Activities:
Loans held for sale were as follows:

	March 31,	June 30,
	2008	2007

Loans held for sale	$12,066,118	$15,043,780
Less: Allowance to adjust to lower of cost or market	—	(50,400)

Loans held for sale, net	$12,066,118	$14,993,380
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

	Nine Months Ended
	March 31,
	2008	2007
Servicing rights:
Beginning of period	$4,426,296	$4,806,836
Additions	1,077,704	656,150
Amortized to expense	(1,136,336)	(977,952)

End of period	$4,367,664	$4,485,034

Mortgage banking activities, net as presented in the consolidated statements of operations consist of the following. These amounts do not include noninterest expense related to mortgage banking activities.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Mortgage loan servicing fees	$505,187	$499,714	$1,502,794	$1,480,933

Amortization and impairment of mortgage loan servicing rights	$(463,038)	$(330,600)	$(1,136,336)	$(977,952)

Market adjustments for loans held for sale	—	—	$50,400	$156,000

Change in fair value of mortgage banking derivatives	$177,913	$0	$300,613	$254,000

Gain on sales of loans	$438,761	$190,485	$667,720	$180,661

Mortgage banking activities, net	$658,823	$359,599	$1,385,191	$1,093,642

5. Uncertain Income Tax Positions:
The Company adopted FASB Interpretation 48 — Accounting for Uncertainty in Income Taxes (FIN 48) as of July 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements. The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at July 1, 2007.

6. Adoption of New Accounting Standards:
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after July 1, 2007. Adoption of this standard did not have a material impact on the Company’s financial statements.
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
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 became effective for the Company for derivative loan commitments issued or modified after January 1, 2008. As a result of adoption of this standard, the Company recorded additional mortgage banking income in the consolidated statement of operations of $247,577.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is evaluating the impact of adoption of this standard on the Company’s financial statements.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three- nine-month periods ended March 31, 2008 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
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
TERMINATED MERGER AGREEMENT
On July 24, 2007, United Community Financial Corp. (“United Community”), The Home Savings and Loan Company of Youngstown, Ohio (“Home Savings”), the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of the Company with and into United Community and the subsequent merger of the Bank with Home Savings.
On April 1, 2008 the Board of Directors of PVF Capital Corp. exercised its right to terminate the Merger Agreement. Pursuant to the terms of the Agreement and Plan of Merger, either party had the right to terminate the agreement if the proposed merger was not completed by March 31, 2008 and the failure to consummate the merger was not caused by a breach of the agreement by the terminating party.

FINANCIAL CONDITION
The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. During the period, the Company used increases in deposits and proceeds from securities called during the year to adjust the Company’s funding mix.
In addition, the Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced. Consolidated assets of PVF were $869.9 million as of March 31, 2008, a decrease of approximately $30.9 million, or 3.4%, as compared to June 30, 2007. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 9.93%, 12.14% and 12.68%, respectively, at March 31, 2008.
During the nine months ended March 31, 2008, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, decreased $9.5 million, or 33.4%, as compared to June 30, 2007. The change in the Company’s cash, cash equivalents and federal funds sold consisted of increases in interest-bearing deposits and fed funds of $3.4 million and a decrease in cash of $12.9 million.
Loans receivable, net, decreased by $4.2 million, or 0.6%, during the nine months ended March 31, 2008. The decrease in loans receivable included decreases in construction-residential and construction-multi-family mortgage loans, commercial mortgage loans, land, one-to-four family, and multi-family loans partially offset by increases to construction-commercial loans, consumer loans, commercial equity line of credit loans, and home equity loans.

FINANCIAL CONDITION continued
Following is a breakdown of loans receivable at March 31, 2008 and June 30, 2007:

	March 31,	June 30,
	2008	2007
Real estate mortgages:
One-to-four family residential	$162,004,074	$163,297,830
Home equity line of credit	85,212,146	85,092,530
Multi-family residential	47,906,348	48,100,726
Commercial	177,446,189	184,849,852
Commercial equity line of credit	36,520,689	33,207,626
Land	72,839,115	74,414,426
Construction — residential	55,319,670	63,315,868
Construction — multi-family	6,050,172	6,397,318
Construction — commercial	38,609,530	31,610,187

Total real estate mortgages	681,907,933	690,286,363
Non-real estate loans	35,362,611	30,454,898

Total loans receivable	717,270,544	720,741,261
Net deferred loan origination fees	(2,625,530)	(2,831,894)
Allowance for loan losses	(5,560,112)	(4,580,549)

Loans receivable, net	$709,084,902	$713,328,818

The decrease of $2.9 million in loans receivable held for sale is the result of timing differences between the origination and the sale of loans. The increase of $27.8 million in mortgage-backed securities is the result of the purchase of $29.6 million in mortgage-backed securities offset by principal payments received of $1.8 million during the nine-month period.
The increase of $1.6 million in real estate owned is the result of the addition of sixteen single-family properties, one commercial property and one piece of land totaling $4.1 million offset by the disposal of sixteen single-family properties totaling $2.5 million.
Deposits increased by $17.2 million, or 2.6%, as the result of management’s decision to obtain funding via a one-year brokered certificate of deposit to improve the Bank’s liquidity in a tight credit market and because of an increase in certificates of deposit gathered in our branch network. The line of credit balance decreased by $1.0 million due to management’s decision to repay a portion of the balance. Advances decreased by $45.0 million as a result of the repayment of $65 million in short-term borrowings partially offset by long-term advance borrowings of $20 million from the Federal Home Loan Bank of Cincinnati. The decrease in advances from borrowers for taxes and insurance of $2.3 million is attributable to timing differences between the collection and payment of taxes and insurance. The decrease in office properties and equipment resulted from depreciation during the period.

RESULTS OF OPERATIONS	Three months ended March 31, 2008, compared to three months ended March 31, 2007.
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
The Company’s net income for the three months ended March 31, 2008 was $301,200 as compared to $1,177,400 for the prior year comparable period. This represents a decrease of $876,200, or 74.4%, when compared with the prior year comparable period.
Net interest income for the three months ended March 31, 2008 decreased by $904,200, or 14.8%, as compared to the prior year comparable period. This resulted from a decrease of $1,622,800, or 10.7%, in interest income partially offset by a decrease of $718,600, or 7.9%, in interest expense. The decrease in net interest income was attributable to a decline of 31 basis points in the interest-rate spread for the quarter ended March 31, 2008 as compared to the prior year comparable period along with a decrease in both interest-earning assets and interest-bearing liabilities. The decrease in interest-rate spread resulted from margin compression attributable to declining rates on loans, resulting from a decrease in short-term market rates not yet reflected in deposit pricing, and an increase in nonperforming loans.

RESULTS OF OPERATIONS continued
The following table presents comparative information for the three months ended March 31, 2008 and 2007 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities (dollars in thousands).

	March 31, 2008			March 31, 2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets

Loans (1)	$725,501	$12,467	6.87%	$742,778	$13,850	7.46%
Mortgage-backed securities	30,935	384	4.98%	27,191	337	4.96%
Investments and other	60,781	721	4.74%	81,431	1,009	4.96%

Total interest-earning assets	817,217	13,572	6.64%	851,400	15,196	7.14%

Non-interest-earning assets	57,296			57,107

Total Assets	$874,513			$908,507

Interest-bearing liabilities

Deposits	$671,217	$7,111	4.24%	$663,862	$7,137	4.30%
Borrowings	87,639	914	4.17%	126,784	1,575	4.97%
Subordinated debt	20,000	357	7.14%	20,000	389	7.78%

Total interest-bearing liabilities	778,856	8,382	4.30%	810,646	9,101	4.49%

Non-interest-bearing liabilities	23,986			26,912

Total liabilities	$802,842			$837,558

Retained earnings	71,671			70,949

Total liabilities and R.E.	$874,513			$908,507

Net interest income		$5,190			$6,095

Interest-rate spread			2.34%			2.65%

Yield on interest-earning assets			2.54%			2.86%

Interest-earning assets to interest-bearing liabilities	104.93%			105.03%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

RESULTS OF OPERATIONS continued
For the three months ended March 31, 2008, a provision for loan losses of $819,000 was recorded, while a recovery in the provision for loan losses of $1,000 was recorded in the prior year comparable period. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. Management’s approach includes evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, for pools of performing loans segregated by collateral type, management is applying a prudent loss factor based on our historical loss experience, adjusted for our subjective evaluation of the current environment. A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.
The following table provides statistical measures of non-performing assets:

	March 31,	June 30,
	2008	2007

	(Dollars in thousands)
Loans on non-accruing status (1):
Real estate mortgages:
One-to-four family residential	$8,833	$5,265
Commercial	5,255	3,725
Multi-family residential	148	—
Land	2,487	715
Construction	8,099	3,948
Consumer	75	—

Total loans on non-accrual status:	$24,897	$13,653

Ratio of non-performing loans to total loans	3.47%	1.87%

Other non-performing assets (2)	$4,256	$2,622

Total non-performing assets	$29,153	$16,275

Total non-performing assets to total assets	3.35%	1.81%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

RESULTS OF OPERATIONS continued
The levels of non-accruing loans at June 30, 2007 and March 31, 2008 are attributable to poor current local and economic conditions. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Of the $24.9 million and $13.7 million in non-accruing loans at March 31, 2008 and June 30, 2007, $16.1 million and $8.4 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well secured. Through this process, we established specific loss reserves related to these loans outstanding at March 31, 2008 and June 30, 2007 of $1,277,734 and $627,220, respectively. The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $458,759 and $263,205 for these loans as of March 31, 2008 and June 30, 2007, respectively.
The current period provision for loan losses reflects the increase in specific loan loss reserves described above along with replenishing the allowance for charge-offs and changes to the overall volume and composition of the loan portfolio.
For the three months ended March 31, 2008, non-interest income increased by $361,300, or 42.3%, from the prior year comparable period. This resulted from an increase of $299,200 in mortgage banking activities, an increase of $6,700 in service and other fees and an increase of $143,300 in other, net offset by a decrease in earnings on bank-owned life insurance (“BOLI”) of $87,900.
The increase of $299,200 in mortgage banking activities resulted from an increase in gains on the sales of loans and a positive change in the fair value of mortgage banking derivatives pursuant mostly to the adoption of SEC Staff Accounting Bulletin No. 109, partially offset by an increase in amortization of mortgage loan servicing rights. During these periods, the Company pursued a strategy of originating long-term, fixed-rate loans

RESULTS OF OPERATIONS continued
pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The increase in other, net is primarily the result of increased income from investment in real estate partnerships during the current period.
Non-interest expense for the three months ended March 31, 2008 decreased by $109,000, or 2.1%, from the prior year comparable period. This resulted from a decrease in compensation and benefits of $524,300, and a decrease in office occupancy and equipment of $94,700, partially offset by an increase in other non-interest expense of $510,000. The increase in other non-interest expense was primarily the result of increases in real estate owned expense and merger related expenses. Compensation and benefits decreased due to a decrease in staffing.
The federal income tax provision for the three-month period ended March 31, 2008 represented an effective rate of 23.4% for the current period compared to an effective rate of 28.5% for the prior year comparable period. The decrease in the effective rate in the current period is attributable to an increased proportion of pre-tax income consisting of an increase in the cash surrender value of BOLI.
RESULTS OF OPERATIONS	Nine months ended March 31, 2008, compared to nine months ended March 31, 2007.
The Company’s net income for the nine months ended March 31, 2008 was $1,644,100 as compared to $3,877,100 for the prior year comparable period. This represents a decrease of $2,233,000, or 57.6%, when compared with the prior year comparable period.
Net interest income for the nine months ended March 31, 2008 decreased by $3,007,100, or 15.6%, as compared to the prior year comparable period. This resulted from a decrease of $3,233,200, or 6.9%, in interest income and a decrease of $226,100, or 0.8%, in interest expense. The decrease in net interest income was attributable to a decline of 42 basis points in the interest-rate spread for the nine-month period ended March 31, 2008 as compared to the prior year comparable period along with a decrease in both average interest-earning assets and interest-bearing liabilities. The decrease in interest-rate spread resulted from margin compression attributable to declining rates on loans resulting from a decrease in short-term market rates and an increase in nonperforming loans.

RESULTS OF OPERATIONS continued
The following table presents comparative information for the nine months ended March 31, 2008 and 2007 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities. Net interest income is affected by the interest-rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.

	March 31, 2008			March 31, 2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets

Loans (1)	$725,895	$39,579	7.27%	$743,180	$42,662	7.65%
Mortgage-backed securities	27,197	1,017	4.99%	27,047	994	4.90%
Investments and other	73,681	2,735	4.95%	80,711	2,909	4.81%

Total interest-earning assets	826,773	43,331	6.99%	850,938	46,565	7.30%

Non-interest-earning assets	56,771			59,471

Total Assets	$883,544			$910,409

Interest-bearing liabilities

Deposits	$656,633	$21,838	4.43%	$663,596	$21,251	4.27%
Borrowings	108,695	4,047	4.96%	127,806	4,833	5.04%
Subordinated debt	20,000	1,133	7.55%	20,000	1,160	7.73%

Total interest-bearing liabilities	785,328	27,018	4.59%	811,402	27,244	4.48%

Non-interest-bearing liabilities	26,480			28,770

Total liabilities	$811,808			$840,172

Retained earnings	71,736			70,237

Total liabilities and R.E.	$883,544			$910,409

Net interest income		$16,313			$19,321

Interest-rate spread			2.40%			2.82%

Yield on interest-earning assets			2.63%			3.03%

Interest-earning assets to interest-bearing liabilities	105.28%			104.87%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

RESULTS OF OPERATIONS continued
For the nine months ended March 31, 2008, a provision for loan losses of $1,494,400 was recorded, while a provision for loan losses of $91,000 was recorded in the prior year comparable period. The current period provision for loan losses reflects the increase in specific loan loss reserves described previously as well as charge-offs recorded during the current period for which no reserves were previously established along with changes to the overall volume and composition of the loan portfolio.
For the nine months ended March 31, 2008, non-interest income increased by $260,600, or 10.1%, from the prior year comparable period. This resulted from an increase of $291,600 in mortgage banking activities, an increase of $47,200 in service and other fees and an increase $27,500 in earnings on BOLI. This was partially offset by a decrease of $105,700 in other, net resulting primarily from increases in net losses on the sale of real estate owned.
The increase of $291,600 in mortgage banking activities resulted from an increase in gains on the sales of loans and a positive change in the fair value of mortgage banking derivatives pursuant mostly to the adoption of SEC Staff Accounting Bulletin No. 109, partially offset by an increase in amortization of mortgage loan servicing rights. During these periods, the Company pursued a strategy of originating long-term, fixed-rate loans pursuant to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The decrease in other, net is primarily the result of losses on the sale of real estate owned.
Non-interest expense for the nine months ended March 31, 2008 decreased by $753,300, or 4.6%, from the prior year comparable period. This resulted from decreases in compensation and benefits of $1,213,100, and office occupancy and equipment of $192,800 offset by an increase in other non-interest expense of $652,600. Compensation and benefits decreased due to decreased staffing and incentive bonuses paid. The increase in other non-interest expense was primarily the result of increases in real estate owned expense and merger related expenses.
The federal income tax provision for the nine-month period ended March 31, 2008 decreased to an effective rate of 23.9% for the current period from an effective rate of 30.2% for the prior year comparable period. The decrease in the effective rate in the current period is attributable to an increased proportion of pre-tax income consisting of an increase in the cash surrender value of BOLI.

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
During most of the nine-month period ended March 31, 2008, competitive local market demand for deposits has resulted in an increase to the Bank’s cost of funds, while the yield on interest-earning assets has not increased at the same rate, resulting in a decrease in interest-rate spread. The compression of interest-rate spread is a function of the unusual shape of the yield curve for much of the period. Although the yield curve has returned to a more traditional positive slope during the current quarter, there remains a lag between market rates and the re-pricing of interest-earning assets and interest-bearing liabilities. Our strategy is to keep the maturities of interest-earning assets and interest-bearing liabilities short. Our efforts are focused on mitigating the impact of the shape of the yield curve on our interest-rate spread.

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
Our ability to continue to pay dividends at current levels may be limited by our cash needs at the holding company level.
Our holding company, PVF Capital Corp., has certain ongoing cash needs primarily related to trust preferred securities and the payment of dividends to stockholders. Interest payments on the trust preferred securities instruments totaled $357,000 during the quarter ended March 31, 2008. Cash dividends to stockholders totaled $575,300 for the quarter ended March 31, 2008. Cash at the Company totaled $123,500 at March 31, 2008.
Our ability to pay dividends depends, in part, on our receipt of dividends from the Bank because the Company has minimal sources of income other than distributions from the Bank. OTS regulations impose limitations upon all capital distributions, including cash dividends, by a savings institution, such as the Bank. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.
As of March 31, 2008 the Bank’s calendar year-to-date net income plus net income for the prior two calendar years totaled $10,620,610, and the Bank had the ability to pay additional dividends to the Company of up to $6,220,610 upon notice to the OTS. Dividends in excess of this amount plus additional net income earned in the future would require application to the OTS. Our ability to continue to pay dividends to stockholders at the current rate will depend on our ability to generate sufficient income and maintain sufficient capital at the Bank to continue to pay dividends to the Company.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
(a)	N/A

(b)	N/A

(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended March 31, 2008:

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
January 1 through January 31, 2008	0	$0.00	0	265,602
February 1 through February 29, 2008	0	$0.00	0	265,602
March 1 through March 31, 2008	0	$0.00	0	265,602
Total	0	$0.00	0	265,602
In August 2002, the Company announced a stock repurchase program to acquire up to 5% of the Company’s common stock. This plan was renewed for an additional year in August 2007. The plan is renewable on an annual basis and will expire in August 2008, if not renewed.
Item 3. Defaults Upon Senior Securities. N/A
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s Annual Meeting of Stockholders was held on February 5, 2008. A total of 6,781,217 shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.
Proposal I — Stockholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:

	Votes in Favor
Nominee	of election	Votes Withheld
John R. Male	6,065,287	715,930
Stanley T. Jaros	6,064,573	716,644
Raymond J. Negrelli	6,065,446	715,771
Ronald D. Holman, II	6,065,446	715,771
The following directors continued in office with terms ending October 2008.
Robert K. Healey
Stuart D. Neidus
C. Keith Swaney
Gerald A. Fallon

Proposal II — To amend the Company’s First Amended and Restated Code of Regulations to authorize the issuance of uncertificated shares. The voting results were as follows:

Votes For	Votes against	Abstain
6,527,471	213,087	40,656
Proposal III — To ratify the appointment of Crowe Chizek and Company LLC as independent certified public accountants of the Company for the fiscal year ending June 30, 2008. The voting results were as follows:

Votes For	Votes against	Abstain
6,555,294	195,189	30,733
Stockholder Proposal IV — To declassify the Board of Directors so that all directors are elected annually. The voting results were as follows:

Votes For	Votes against	Abstain
1,235,059	2,771,546	53,909
There were 0, 3, 1, and 2,720,703 broker non-votes with respect to Proposals I, II, III and IV, respectively.
Item 5. Other Information.
The Company currently expects to hold its 2008 annual meeting of stockholders on November 24, 2008, although such date has not been formally approved by the Company’s Board of Directors. Under the Company’s First Amended and Restated Articles of Incorporation, stockholder proposals must be submitted in writing to the Secretary of the Company at the address stated later in this paragraph no less than thirty days nor more than sixty days prior to the date of such meeting; provided, however, that if less than forty days’ notice of the meeting is given to stockholders, such written notice shall be delivered or mailed, as prescribed, to the Secretary of the Company not later than the close of business on the tenth day following the day on which notice of the meeting was mailed to stockholders. In order to be eligible for inclusion in the Company’s proxy materials for the 2008 annual meeting of stockholders, any stockholder proposal to take action at such meeting must be received at the Company’s executive office at 30000 Aurora Road, Solon, Ohio 44139, no later than June 12, 2008. Any such proposal shall be subject to the requirements of the proxy rules adopted under the Securities Exchange Act of 1934, as amended.
Item 6. (a) Exhibits
The following exhibits are filed herewith:
10.1	Severance Agreements between PVF Capital Corp., Park View Federal Savings Bank and each of John R. Male, C. Keith Swaney and Jeffrey N. Male

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)
Date: May 9, 2008	/s/ C. Keith Swaney
C. Keith Swaney
President, Chief Operating Officer and Treasurer (Only authorized officer and Principal Financial Officer)