Form 10-K
period 2008-06-30
PVF CAPITAL CORP
filed 2008-09-15
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008                 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-24948
PVF CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Ohio	34-1659805

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

30000 Aurora Road, Solon, Ohio	44139

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 248-7171

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered

Common Stock (par value $.01 per share)	The Nasdaq Stock Market, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant’s voting stock is listed on the Nasdaq Capital Market under the symbol “PVFC.” The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $72,947,403 based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Capital MarketSM as of December 31, 2007 ($11.07 per share). Solely for purposes of this calculation, directors and executive officers are treated as affiliates.
As of September 12, 2008, the Registrant had 7,773,823 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     1. Portions of Proxy Statement for the 2008 Annual Meeting of Stockholders. (Part III)

PART I
Item 1. Business
General
     PVF Capital Corp. (“PVF” or the “Company”) is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”). PVF owns and operates Park View Federal Savings Bank, PVF Service Corporation (“PVFSC”), a real estate subsidiary, and Mid Pines Land Company (“MPLC”), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary, currently inactive, and two other subsidiaries chartered for future operation, but which are also currently inactive. Park View Federal is a federal stock savings bank operating through seventeen offices located in Cleveland and surrounding communities. PVF also created PVF Capital Trust I and PVF Capital Trust II for the sole purpose of issuing trust preferred securities. Park View Federal has operated continuously for 88 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF Capital Corp’s main office is located at 30000 Aurora Road, Solon, Ohio 44139 and its telephone number is (440) 248-7171.
     The Bank’s principal business consists of attracting deposits from the general public and investing these funds primarily in loans secured by first mortgages on real estate located in the Bank’s market area, which consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. Park View Federal emphasizes the origination of loans for the purchase or construction of residential real estate, commercial real estate and multi-family residential property and land loans. To a lesser extent, the Bank originates loans secured by second mortgages, including home equity lines of credit and loans secured by savings deposits.
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
Market Area
     The Bank conducts its business through seventeen offices located in Cuyahoga, Summit, Medina, Lorain, Lake, Portage and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. At June 30, 2008, over 90% of the Bank’s net loan portfolio and over 90% of the Bank’s deposits were in the Bank’s market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, Medina and Summit Counties, where demographic growth has been stronger.
     The economy in the Company’s market area has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of healthcare, education, service, financial and wholesale and retail trade industries. In recent years healthcare has overtaken manufacturing as Cleveland’s largest sector employer. The annual unemployment rate for the Cleveland Metropolitan Statistical Area has fluctuated between 3.9% and 7.2% since 2000 and was at 7.2% at June 30, 2008. The average unemployment rate for the state of Ohio ranged from a low of 4.0% to a high of 6.7% over the same time period. The U.S. Department of Commerce, Bureau of Census data reports that the Cleveland Metropolitan area has been experiencing a declining population in recent census periods.

Lending Activities
Loan Portfolio Composition
     The Company’s loans receivable and loans receivable held for sale totaled $722,323 million at June 30, 2008, representing 83% of total assets at such date. It is the Company’s policy to concentrate its lending in its market area.
     Set forth below is certain data relating to the composition of the Company’s loan portfolio by type of loan on the dates indicated. As of June 30, 2008, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	At June 30,
	2008		2007		2005		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans receivable held for investment:
One-to four-family residential	$168,532	23.59%	$163,298	22.89%	$174,575	23.72%	$148,956	22.55%	$128,210	20.99%
Home equity line of credit	87,876	12.30	85,093	11.93	94,450	12.83	97,692	14.79	83,505	13.67
Multi-family residential	52,421	7.34	48,101	6.74	45,716	6.21	33,505	5.07	38,777	6.35
Commercial	174,404	24.41	184,850	25.91	170,392	23.15	171,331	25.94	175,323	28.71
Commercial equity line of credit	36,913	5.17	33,208	4.66	34,064	4.63	31,875	4.83	38,113	6.24
Land	73,545	10.29	74,414	10.43	77,242	10.49	68,165	10.32	54,047	8.85
Construction — residential	55,442	7.76	63,316	8.88	84,146	11.43	75,460	11.42	70,833	11.60
Construction — multi-family	5,803	0.81	6,397	0.90	7,955	1.08	0	0.00	0	0.00
Construction — commercial	38,303	5.36	31,610	4.43	33,757	4.59	24,355	3.69	15,679	2.57
Non-real estate	33,592	4.70	30,455	4.27	21,824	2.96	17,300	2.62	13,951	2.29

	726,831	101.73	720,742	101.04	744,121	101.09	668,639	101.23	618,438	101.27

Deferred loan fees	(2,685)	(0.38)	(2,832)	(0.40)	(3,381)	(0.46)	(3,833)	(0.58)	(3,380)	(0.55)
Allowance for loan losses	(9,654)	(1.35)	(4,581)	(0.64)	(4,675)	(0.63)	(4,312)	(0.65)	(4,377)	(0.72)

Total other items	(12,339)	(1.73)	(7,413)	(1.04)	(8,056)	(1.09)	(8,145)	(1.23)	(7,757)	(1.27)

Total loans receivable, net	714,492	100.00%	$713,329	100.00%	$736,065	100.00%	$660,494	100.00%	$610,681	100.00%

Loans receivable held for sale, net	$7,831		$14,993		$10,698		$9,060		$11,871

     The following table presents at June 30, 2008 the amounts of loan principal repayments scheduled to be received by the Company during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments and may cause the Bank’s actual repayment experience to differ from that shown below.

	Due During	Due After One
	the Year	Through Five	Due Five Years
	Ending	Years After	or More After
	June 30,	June 30,	June 30,
	2009	2008	2008
		(In thousands)
Real estate construction loans	$99,548	$—	$—
Non-real estate loans	12,047	11,162	10,383

Total	$111,595	$11,162	$10,383

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
     Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family residential real estate loans in its market area. The Bank currently originates fixed-rate residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that reset after five or seven years, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 2008, $168.5 million, or 23.6%, of the Bank’s net loan portfolio consisted of single-family conventional mortgage loans, of which approximately $130.1 million, or 77.2%, carried adjustable interest rates. Included in this amount are $47.7 million in second mortgage loans. In addition, the Bank had $7.8 million in loans held for sale. These loans carry fixed rates and are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.
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
     Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank’s multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three to five years based upon changes in the Treasury Rate Index or Federal Home Loan Bank advance rate, plus a negotiated margin. In addition, the Bank makes revolving line of credit loans secured by mortgages on commercial and multi-family property. Said loans are adjustable-rate loans based on the prime interest rate and are made for terms of up to two years. These loans are underwritten using the same guidelines as for first mortgage, commercial and multi-family loans. Commercial real estate loans, including commercial equity lines of credit, and multi-family residential real estate loans amounted to $263.7 million, or 36.9%, of the Bank’s net loan portfolio at June 30, 2008.
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
     Construction Loans. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied single-family dwellings in the Bank’s market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Interest rates on residential construction loans made to the eventual occupant are set at competitive rates, and are usually fixed for the construction term. Interest rates on residential construction loans to builders are set at a variable rate based on the prime rate, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 24 months. Advances are generally paid directly to subcontractors and suppliers and are made on a percentage of completion basis. At June 30, 2008, $99.5 million, or 13.9%, of the Bank’s net loan portfolio consisted of construction loans.
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
     Land Loans. The Bank originates loans to builders and developers for the acquisition and/or development of vacant land. The proceeds of the loan are used to acquire the land and/or to make site improvements necessary to develop the land into saleable lots. The Bank will not originate land loans to borrowers wishing to speculate in the value of land, and limits such loans to borrowers who expect to begin development of the property within two years of the date of the loan. The term of the loans is generally limited to two years. Repayments are made on the loans as the developed lots are sold.
     Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well known to the Bank, secures financial statements and generally obtains personal guarantees of such builders and developers. The Bank may also require feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to 80% of the appraised value. If land is being acquired, the amount of the loan to be used for such purposes is usually limited to 80% of the cost of the land. All of these loans originated are within the Bank’s market area. The Bank had $73.5 million, or 10.3%, of its net loan portfolio in land loans at June 30, 2008.
     Equity Line of Credit Loans. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5-year review and renewal option on owner occupied properties. In addition, such loans on non-owner occupied properties are for a term of 2 years, followed by a balloon payment. The rate adjusts monthly to a rate generally ranging from the prime lending rate minus 0.5% to prime plus 2.0%. At June 30, 2008, the Bank had $87.9 million, or 12.3% of its net loan portfolio held for investment in home equity lines of credit.
     Commercial Non Real Estate Business Loans. The Bank will make commercial business loans secured by non-real estate assets such as accounts receivables, inventory, furniture and fixtures, equipment and certain intangible assets. Such loans are made on a limited basis (up to 7.5% of assets) to credit worthy customers of the Bank. The loans are made for up amounts ranging from 10% to 80% of the collateral depending on the type of collateral provided., not to exceed $3.0 million for terms up to 10 years. The Bank generally requires the personal guarantee of all borrowers for such loans. At June 30, 2008, the Bank had $33.6 million, or 4.7%, of its net loan portfolio in commercial non-real estate business loans.
Mortgage Banking Activity
     In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 2008, the Bank reported net loan servicing income of $0.5 million and at June 30, 2008 and was servicing $826.8 million of loans for others. The Bank has been able to keep delinquencies on residential loans serviced for others to a relatively low level of below 1% of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originated and subsequently sold to the FHLMC and the FNMA. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.
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
     At June 30, 2008 and 2007, the Bank had $7.8 million and $15.0 million, respectively, of fixed-rate single-family mortgage loans available for sale.
Nonperforming Loans and Other Problem Assets
     It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5% of the scheduled principal and interest payment. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 20 days. The Bank orders a property inspection after a loan payment becomes 45 days past due. If a delinquency exceeds 90 days in the case of a residential mortgage loan, 60 days in the case of a construction loan or 60 days for a loan on commercial real estate, the Bank will institute additional measures to enforce its remedies resulting from the loan’s default, including, commencing foreclosure action. Loans which are delinquent 90 days or more having a loan to value ratio exceeding 60% generally are placed on nonaccrual status, and formal legal proceedings are commenced to collect amounts owed. Loans may be placed on non accrual if the borrower is bankrupt or if the loan is in foreclosure.

     The following table sets forth information with respect to the Bank’s nonperforming loans and other problem assets at the dates indicated.

	At June 30,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Non-accruing loans (1):
Real estate	$22,489	$13,653	$15,456	$11,750	$10,633

Total	$22,489	$13,653	$15,456	$11,750	$10,633

Accruing loans which are contractually past due 90 days or more:
Real estate	$2,977	$876	$—	$608	$503

Total	$2,977	$876	$—	$608	$503

Total non accrual and 90 days past due loans	$25,465	$14,529	$15,456	$12,358	$11,136

Ratio of non performing loans to total loans	3.51%	1.99%	2.08%	1.85%	1.80%

Other non performing assets (2)	$4,065	$2,622	$817	$1,319	$70

Total non performing assets	$29.531	$17,151	$16,273	$13,677	$11,206

Total non performing assets to total assets	3.40%	1.90%	1.80%	1.66%	1.48%

(1)	Non accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Non accrual loans include all loans classified as doubtful or loss, and all loans greater than 90-days past due with a loan-to-value ratio greater than 60%.

(2)	Other non performing assets represent property acquired by the Bank through foreclosure or repossession.
     Following is a schedule detailing the length of time our non-accrual loans and accruing loans which are contractually past due 90 days have been contractually past due along with detail as to the composition of non-accrual loans and accruing loans which are contractually past due 90 days at June 30, 2008 and 2007.

	At June 30,
	2008				2007
				(In thousands)
	90 days	91 to	More than		90 days	91 to	More than
	or less	365 days	365 days	Total	or less	365 days	365 days	Total
One-to-four residential	$—	$2,426	$2,105	$4,531	$—	$835	$2,611	$3,446
Home equity line of credit	—	1,700	1,455	3,155	—	1,162	657	1,819
Multi-family residential	—	152	—	152	—	—	—	—
Commercial real estate	—	1,618	2,584	4,202	—	1,791	1,331	3,122
Land	—	2,850	1,283	4,133	—	388	1,077	1,465
Residential construction	—	4,990	1,952	6,942	—	1,331	926	2,257
Commercial construction	—	—	1,818	1,818	—	1,817	—	1,817
Non mortgage Total	—	468	65	533	—	603	—	603

Total	$—	$14,204	$11,262	$25,466	$—	$7,927	$6,602	$14,529

     The increase in non-accrual loans and accruing loans which are contractually past due more than 90 days at June 30, 2008 and June 30, 2007 is attributable to poor current local and economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. As a savings institution, the Company has significant exposure to the residential market in the greater Cleveland Ohio area. As a result, the Company has seen a significant increase in nonperforming loans. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to Real Estate Owned, or charged-off.
     Of the $22.5 million in non accrual loans at June 30, 2008, $16.0 million were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction loans. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves.

Our evaluations of the underlying collateral include a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. The consideration involves discounting the original appraised values of the real estate to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, which includes an inspection of the property, we determined that despite difficult conditions, these loans are generally well-secured. Through this process, we established specific loss reserves related to these loans as of June 30, 2008 of $1.9 million.
     The remaining non accrual loans with a balance totaling $6.5 million, represents homogeneous one-to four- family loans. The loss allocations applied to adversely classified loans are based on our historical loss experience, adjusted for environmental factors such as local economic conditions and changes in interest rates. Additionally, the loss allocations consider the potential that the value of this collateral may erode during the foreclosure process. Through this process, we established specific reserves for these loans to the extent such losses are identifiable. At June 30, 2008, we established specific reserves of $0.6 million related to these loans.
     Impaired loans represent non accrual loans in the nonresidential real estate and residential construction loan categories. Of the $22.5 million in non accrual loans past due at June 30, 2008, $16.0 million were individually identified as impaired. Of these $3.0 million are commercial real estate loans, $12.5 million are construction and land loans, $0.5 million are non mortgage loans, and $0.2 million are multi-family loans. At June 30, 2008, foreclosure proceedings had been initiated on loans in these categories with principal balances of $3.9 million, $5.0 million, $0.5 million and $0.2 million respectively. At June 30, 2008, impaired commercial real estate and construction and land loans have been past due on average 602 and 395 days, respectively. Foreclosure proceedings for these loans are subject to external factors, such as bankruptcy and other legal proceedings that may delay the disposition of the loan, but generally occur within a period of time ranging from 12 to 60 months from the time they are initiated until the loan is ultimately collected, transferred to Real Estate Owned, or charged-off.
     Additionally, at June 30, 2008, we considered $8,262,249 of land and construction loans not included in the non-accrual loans to be impaired. We established specific loss reserves of $0.9 million for these loans.
     It is the Bank’s policy to not record into income partial interest payments. During the year ended June 30, 2008, gross interest income of $2.4 million would have been recorded on loans accounted for on a non accrual basis if such loans had been current throughout the period. No interest on non accruing loans was included in income.
     At June 30, 2008, non accruing loans consisted of 116 loans totaling $22.5 million, and included 59 conventional mortgage loans aggregating $6.5 million, 13 land loans in the amount of $3.7 million, 23 construction loans in the amount of $8.6 million, and 17 commercial loans in the amount of $3.0 million, 3 non mortgage loans in the amount of $0.5 million, and 1 multi-family loan in the amount of $0.2 million. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.
     At June 30, 2008, the Company had no loans not disclosed, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accruing loans, accruing loans contractually past due 90 days or more or restructured loans.
     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. At June 30, 2008, the Bank had 17 real estate owned properties totaling $4.1 million. These properties include raw land, partially developed land and, in some cases, partially built residences. The Company faces the possibility of declines in value of these properties below their carrying amount. Occasionally, the Company will finish development or construction of these projects or homes. In these cases, the Company also faces the risk that costs to complete construction will exceed original estimates or other execution risks.
     Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as “substandard,” “doubtful”, or “loss,” if warranted. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention is required to be designated as “special mention.” The Bank has established an Asset Classification Committee, which is comprised of senior employees of the Bank and two outside Board members. The Asset Classification Committee meets quarterly to review the Bank’s loan portfolio and determine which loans should be placed on a “watch-list” of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See “Regulation of the Bank — Regulatory Capital Requirements.” OTS examiners may disagree with the insured institution’s classifications and amounts reserved. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS. At June 30, 2008, total non accrual and 90 days past due loans and other non performing assets were $29.5 million, all of which were classified as substandard. For additional information, see “— Non-Performing Loans and Other Problem Assets” and Note 4 of Notes to Consolidated Financial Statements.
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
     Our analysis of the allowance for loan losses considers changes in non accrual loans and changes in probable loan losses as economic conditions deteriorate and the underlying collateral is subjected to an elongated foreclosure process.
     The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$4,581	$4,675	$4,312	$4,377	$3,883

Charge-offs:
Mortgage loans	984	1,178	462	176	113
Non-real estate (1)	2	18	1	—	19

Total charge-offs	986	1,196	463	176	132

Recoveries:
Mortgage loans	1	—	—	—	29
Non-real estate (1)	—	—	—	—	—

Total recoveries	1	—	—	—	29

Net charge-offs	985	1,196	463	176	103

Provision charged to income	6,058	1,102	826	111	597

Balance at end of year	9,654	$4,581	$4,675	$4,312	$4,377

Ratio of net charge-offs during the year to average loans outstanding during the year	0.1%	0.1%	0.1%	—%	—%

(1)	Consists primarily of line of credit loans.

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,
	2008		2007		2006		2005		2004
		% of Loans in		% of Loans in		% of Loans in		% of Loans in		% of Loans in
		Category to		Category to		Category to		Category to		Category to
		Total Loans		Total Loans		Total Loans		Total Loans		Total Loans
	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding
	(Dollars in thousands)
Mortgage Loans:
One-to four-family residential (1)	3,797	43.65%	$1,200	43.05	$2,005	47.25%	$1,570	47.84%	$1,481	45.68%
Multi-family residential	304	8.15	288	7.57	271	7.22	207	5.07	195	6.27
Commercial	3,153	34.94	2,508	34.68	1,892	32.07	1,827	34.15	1,994	37.05
Land	1,716	10.29	582	10.43	436	10.50	360	10.32	474	8.74
Unallocated	189	—	—	—	—	—	164	—	—	—

Total mortgage loans	9,159	95.30	4,578	95.73	4,604	97.04	4,128	97.38	4,144	97.74

Non-real estate	495	4.70	3	4.27	71	2.96	184	2.62	233	2.26

Total allowance for loan losses	9,654		$4,581		$4,675		$4,312		$4,377

(1)	Consists of one-to four-family residential and home equity lines of credit, including owner-occupied and non-owner-occupied properties.

(2)	Construction loans are included with their respective property type. For additional information, see Note 4 of Notes to Consolidated Financial Statements.

Investment Activities
     Park View Federal’s investment policy currently allows for investment in various types of liquid assets, including United States Government and United States Government Sponsored Enterprise securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers’ acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal’s investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. In accordance with the investment policy, at June 30, 2008 Park View Federal had investments in preferred equity issued by FNMA and FHLMC, notes issued by the FHLB, mortgage-backed securities and FHLB of Cincinnati stock.
     The Bank reports its investments, other than marketable equity securities and securities available for sale, at cost as adjusted for discounts and unamortized premiums. The Bank has the intent and ability and generally holds all securities until maturity. For additional information see Note 2 of Notes to Consolidated Financial Statements.
     At present, management is not aware of any conditions or circumstances which could impair its ability to hold its remaining securities to maturity.
     The following table sets forth the carrying value of the Bank’s securities portfolio and FHLB of Cincinnati stock at the dates indicated. At June 30, 2008, the fair market value of the Bank’s securities portfolio was $62.8 million. All debt securities are held to maturity, but are callable prior to maturity.

	At June 30,
	2008	2007	2006
	(In thousands)
Investment securities:
Equity securities	$1,890	—	—
U. S. Government Sponsored Enterprise Securities	7,580	58,000	58,000
Mortgage-backed securities	55,151	25,880	27,578

Total securities	64,621	83,880	85,578
FHLB of Cincinnati stock	12,641	12,312	11,955

Total investments	$77,262	$96,192	$97,533

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s debt securities at June 30, 2008.

	At June 30, 2008
	One Year		One to Five		Five to Ten		More than
	or Less		Years		Years		Ten Years		Total Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Market	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield
	(Dollars in thousands)
U.S. Government Sponsored Enterprise Securities	$—	—%	$7,580	5.30%	$—	—%	$—	—%	$7,580	$7,604	5.30%
Mortgage-backed securities	$316	6.91%	—	—%	$—	—%	$54,835	5.08%	$55,151	$53,260	5.09%

Total	$316	6.91%	$7,580	5.30%	$—	—%	$54,835	5.08%	$62,731	$60,864	5.12%

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
     Deposits. The Bank attracts deposits principally from within its primary market area by offering a variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts and certificates of deposit which generally range in maturity from seven days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. Park View Federal generally reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, Park View Federal considers the rates offered by competing institutions, funds acquisition and liquidity requirements, growth goals and federal regulations. The Bank has accepted brokered deposits in the current year because of favorable rates available as compared to local market rates.
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
     The Bank’s deposits increased by $1.3 million for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. Deposit balances totaled $659.4 million, $658.1 million and $656.9 million at the fiscal years ended June 30, 2008, 2007 and 2006, respectively.
     Deposits in the Bank as of June 30, 2008 were represented by the various programs described below.

Weighted
Average				Percentage
Interest		Minimum	Balance	of Total
Rate	Category	Balance	(in thousands)	Deposits
2.26%	NOW accounts	$50	$42,401	6.43%
1.01	Passbook statement accounts	5	27,508	4.17
2.40	Money market accounts	1,000	74,939	11.36
0.00	Non-interest-earning demand accounts	50	17,459	2.65

			162,307	24.61
	Certificates of Deposit

4.18	3 months or less	500	324,062	49.15
4.36	3 - 6 months	500	51,550	7.82
3.77	6 - 12 months	500	68,232	10.35
4.29	1 - 3 years	500	39,183	5.94
5.02	More than three years	500	14,051	2.13

4.18	Total certificates of deposit		497,078	75.39

3.61	Total deposits		$659,385	100.00%

     The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.

	For the Year Ended June 30,
	2008			2007			2006
	Interest-			Interest-			Interest-
	Bearing			Bearing			Bearing
	Demand	Savings	Time	Demand	Savings	Time	Demand	Savings	Time
	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits
	(Dollars in thousands)
Average balance	114,459	$26,806	$501,523	$103,068	$31,283	$509,230	$71,791	$39,857	$485,755
Average rate paid	2.98%	1.11%	4.81%	4.07%	0.73%	4.75%	2.94%	0.51%	3.80%

     The rates currently paid on certificates maturing within one year or less are lower than the rates currently being paid on similar certificates of deposit maturing thereafter. The Bank will seek to retain these deposits to the extent consistent with its long-term objective of maintaining positive interest rate spreads. Depending upon interest rates existing at the time such certificates mature, the Bank’s cost of funds may be significantly affected by the rollover of these funds. A decrease in such cost of funds, if any, may have a material impact on the Bank’s operations. To the extent such deposits do not roll over, the Bank may, if necessary, use other sources of funds, including borrowings from the FHLB of Cincinnati, to replace such deposits. See “— Borrowings.”
     The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2008.

Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$42,827
Three through six months	59,480
Six through 12 months	51,879
Over 12 months	33,341

Total	$187,527

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the Federal Home Loan Bank of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $30 million and $200 million respectively. The CMA advance was drawn down $9.0 million at June 30, 2008, while the REPO was not drawn down at June 30, 2008. Advances from the FHLB of Cincinnati are secured by the Bank’s stock in the FHLB of Cincinnati and other eligible assets. For additional information please refer to Note 8 of Notes to Consolidated Financial Statements.
     The following table sets forth certain information regarding the Bank’s advances from the FHLB of Cincinnati for the periods indicated:

	At June 30,
	2008	2007	2006
		(In thousands)
Amounts outstanding at end of period	$44,000	$75,000	$95,000
Weighted average rate	2.83%	5.35%	4.95%

Maximum amount outstanding at any month end	$85,000	$95,000	$170,001

Approximate average outstanding balance	$53,130	$78,438	$154,215
Weighted average rate	4.41%	5.38%	4.45%
     In March 2006, Park View Federal entered into a $50 million repurchase agreement collateralized by $57.5 million in securities. In June 2004 and July 2006, PVFCC formed two separate trusts that each issued $10.0 million of subordinated debentures. At June 30, 2008, PVFSC had a line of credit with an outstanding balance of $1.0 million, collateralized by real estate. See Note 9 of Notes to Consolidated Financial Statement for the terms of these borrowings.

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
     As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2008, Park View Federal was authorized to invest up to approximately $26 million in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.
     PVF has three active subsidiaries, Park View Federal, PVFSC and MPLC. PVFSC is engaged in the activities of land acquisition and real estate investment. PVF has three nonactive subsidiaries, PVF Community Development Corp., PVF Mortgage Corp. and PVF Holdings, Inc., which have been chartered for future activity.
     PVF Service Corporation. At June 30, 2008, PVFSC had a $0.22 million investment in a joint venture that owns real estate leased to the Bank for use as a branch office in Avon, Ohio. Also, at June 30, 2008, PVFSC had a $0.19 million investment in a joint venture for a new branch office location for our Mayfield office in Mayfield, Ohio. PVFSC also has an interest in Park View Plaza, a joint venture, which is a strip center in Cleveland, Ohio that includes our Lakewood branch office. PVFSC also has an interest in a joint venture containing a Title Company, PVF Title Services, LLC. In addition, PVFSC had a $4.7 million investment in office properties used by the Bank that includes the Corporate Center in Solon, Ohio, and branch offices in Bainbridge, Ohio and Chardon, Ohio. In March 2006, PVFSC obtained a Line of Credit loan for $4.0 million, with a drawn down balance at June 30, 2008 of $1.0 million, secured by its Corporate Center in Solon, Ohio.
     Mid Pines Land Company. At June 30, 2008, MPLC had an investment of $0.6 million in land adjacent to the Company’s Corporate Center in Solon, Ohio.
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
Employees
     As of June 30, 2008, PVF and its subsidiaries had 166 full-time employees and 34 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.

Regulation of the Bank
     General. As a savings institution, Park View Federal is subject to extensive regulation by the OTS, and its deposits are insured by the Deposit Insurance Fund, which is administered by the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of FDIC-insured savings institutions. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere herein. The discussion is not intended to be a complete explanation of all applicable laws and regulations and is qualified in its entirety by reference to the actual statutes and regulations involved.
     Regulatory Capital Requirements. Under OTS regulations, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” (also referred to as “Tier 1”) capital equal to at least 4.0% (or 3.0% if the institution is the highest rated under the OTS examination rating system) of adjusted total assets and “total capital,” a combination of core and “supplementary” capital, equal to at least 8.0% of “risk-weighted” assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is the highest rated). For purposes of these regulations, Tier 1 capital has the same definition as core capital and generally consists of common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. See “— Prompt Corrective Regulatory Action.” Investments in subsidiaries that are engaged as principal in activities not permissible for national banks must also be deducted from Tier 1 capital. The Bank was in compliance with all applicable regulatory capital requirements at June 30, 2008.
     In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution’s allowances for loan and lease losses allowances, and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2008, Park View Federal had no equity investments for which OTS regulations require a deduction from total capital.
     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, are assigned a risk weight of 50%. Consumer, home equity and land loans, residential and nonresidential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. At June 30, 2008, the Bank’s risk-weighted assets were $694.8 million, and its total risk-based capital was $90.3 million, or 12.99%, of risk-weighted assets.

     The table below presents the Bank’s capital position at June 30, 2008, relative to its various minimum regulatory capital requirements.

	At June 30, 2008
		Percent of
	Amount	Assets (1)
	(Dollars in Thousands)
Tangible Capital	$83,972	9.69%
Tangible Capital Requirement	13,014	1.50

Excess	70,958	8.19%

Tier 1/Core Capital	$83,972	9.69%
Tier 1/Core Capital Requirement	34,704	4.00

Excess	49,268	5.69%

Tier 1 Risk-Based Capital	$83,972	12.09%
Tier 1 Risk-Based Capital Requirement	27,792	4.00

Excess	56,180	8.09%

Risk-Based Capital	$90,286	12.99%
Risk-Based Capital Requirement	55,584	8.00

Excess	34,702	4.99%

(1)	Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.
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
     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below a “critical capital level,” the institution will be subject to conservatorship or receivership within specified time periods.
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
A “critically undercapitalized” savings institution is defined as a savings institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative preferred stock less all intangibles other than qualifying supervisory goodwill and certain servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 13 of Notes to Consolidated Financial Statements.
     Safety and Soundness Standards. Interagency Guidelines Establishing Standards for Safety and Soundness require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at peer institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Additionally, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.
     Federal Home Loan Bank System. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold specified amounts of capital stock in the FHLB of Cincinnati. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2008 of $12.6 million.
     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2008, the

Bank had $44.0 million in advances outstanding from the FHLB of Cincinnati. See “— Deposit Activity and Other Sources of Funds — Borrowings.”
     Qualified Thrift Lender Test. A savings association that does not meet the Qualified Thrift Lender test (QTL Test”) must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and savings association.
     To meet the QTL test, the institution must qualify as a domestic building and loan association under the Internal Revenue Code or the institution’s “Qualified Thrift Investments” must total at least 65% of “portfolio assets.” Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments generally consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks. At June 30, 2008, the Bank qualified as a QTL.
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
     Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.
     The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit approximated $402,338, which has been totally used. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ended June 30, 2008 averaged 1.4 basis points of assessable deposits.
     The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which remained unchanged from 2007.
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
     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on transaction accounts of between $9.3 million and $43.9 million, plus 10% on the remainder. The first $9.3 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At June 30, 2008, Park View Federal met its reserve requirements.
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
     Loans to One Borrower Limitations. Under federal law, loans and extensions of credit, to a borrower may generally not exceed 15% of the unimpaired capital and surplus of the savings institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus.
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
     Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, (ii) specify certain collateral requirements for particular transactions with affiliates, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to an unaffiliated customer. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. The Bank is also prohibited from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on condition that the customer obtain some additional services from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.
     Savings institutions are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% stockholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution’s loan to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above specified amounts to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. The specified amounts are the greater of $25,000 or 5% of capital and surplus (and any loans aggregating to $500,000 or more). Further, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons. There is an exception to that requirement were such loans are made pursuant to a benefit or compensation program that is widely available to employees of the institution and the program does not give preference to directors or executive officers over other employees.
     Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution are prohibited, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.
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
     If the Company were to acquire control of another savings institution to be held as a separate subsidiary, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must be approved by the Director of the OTS prior to being engaged in by a multiple holding company. The OTS has issued an interpretation indicating that multiple holding companies may also engage in activities permissible for financial holding companies.
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
     The Bank’s federal income tax returns through June 30, 1999 were audited by the IRS. The years June 30, 2000 through June 30, 2007 are open to audit.
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
Executive Officers of the Registrant
     The following sets forth information with respect to the executive officers of the Company.

	Age as of
Name	September 4, 2008	Title
John R. Male	60	Chairman of the Board and Chief Executive Officer of the Company and the Bank

C. Keith Swaney	65	President and Chief Operating Officer of the Company and the Bank, Treasurer of the Company and Chief Financial Officer of the Bank

Jeffrey N. Male	59	Vice President and Secretary of the Company and Executive Vice President and Chief Lending Officer of the Bank
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
     At June 30, 2008, we had $211.3 million in loans secured by commercial real estate, $99.5 million in real estate construction loans, which included $55.4 million in residential construction loans, $5.8 million in loans for the construction of multi-family properties and $38.3 million for the construction of commercial properties and $73.5 million in loans secured by land. Commercial real estate loans, construction loans and land loans represented 29.6%, 13.9% and 10.3%, respectively, of our net loan portfolio. While commercial real estate, construction and land loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.
     The Company’s financial condition and results of operations are dependant on the economy in the Bank’s market area.
     The Bank’s market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. As of June 30, 2008, management estimates that more than 90% of deposits and 90% of loans came from its market area. Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Ohio could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
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
     The Company may have to record a charge to earnings representing other-than-temporary impairment with respect to its holdings of U.S. government-sponsored enterprise preferred stock.
     The Company holds U.S. government-sponsored enterprise securities consisting of floating rate preferred stock issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) in its available-for-sale securities portfolio which, at June 30, 2008, had a cost basis of $1,890,000 and a market value of $1,890,000.
     The Company’s equity securities consist of floating rate preferred stock issued by FHLMC and FNMA. For the year ended June 30, 2008, the Company recognized a $195,000 pre-tax charge for the other-than-temporary decline in fair value. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The Company’s holding of this preferred stock has declined substantially in value since the June 30, 2008 balance sheet date. Management evaluated this decline in value and decided its initial determination that the Company’s holdings were only temporarily impaired should be reassessed. Ultimately, the Company’s holdings of these shares were deemed to be other-than-temporarily impaired as of June 30, 2008 and a charge to earnings of $195,000 was recorded as of that date.

     More recently, on September 7, 2008, the Federal Housing Finance Agency announced that it was placing FHLMC and FNMA under conservatorship. The United States Department of the Treasury is also taking other actions with respect to FHLMC and FNMA, including purchasing preferred stock that would have a rank senior to that of the preferred stock owned by the Company. In addition, the payments of dividends on the preferred securities of the types owned by the Company have been suspended. If, by September 30, 2008, the value of the Company’s holdings of this stock does not recover most of the decline that has occurred since June 30, 2008, the Company will probably record another charge to earnings for other-than-temporary impairment of this stock. As of the close of business on September 12, 2008, the fair value of the Company’s holdings of these shares was approximately $200,000. The unrealized loss on the Company’s holdings as of that date was $1,690,000. At June 30, 2008, no U.S. government-sponsored enterprise securities were in an unrecognized loss.
Item 1B. Unresolved Staff Comments
     Not Applicable.
Item 2. Properties
     The following table sets forth the location and certain additional information regarding the Company’s offices at June 30, 2008.

	Year		Net Book	Owned or	Approximate
	Opened/	Total	Value at	Leased/	Square
Location	Acquired	Deposits	June 30, 2008	Expiration	Footage
			(Dollars in thousands)
Main Office:
30000 Aurora Road Solon, Ohio	2000	$59,197	$5,061	Owned	51,635

Branch Offices:
2111 Richmond Road Beachwood, Ohio	1967	71,433	0	Lease 12/31/19	2,750

413 Northfield Road Bedford, Ohio	2002	43,665	155	Lease 10/31/12	3,084

11010 Clifton Boulevard Cleveland, Ohio	1974	23,654	0	Lease 10/21/11	1,550

13901 Ridge Road North Royalton, Ohio	1999	58,774	0	Lease 8/31/09	3,278

6990 Heisley Road Mentor, Ohio	1994	42,145	0	Lease 10/25/08	2,400

1244 SOM Center Road Mayfield Heights, Ohio	2004	44,055	89	Lease 6/30/14	2,200

497 East Aurora Road Macedonia, Ohio	1994	51,099	3	Lease 9/30/09	2,400

8500 Washington Street Chagrin Falls, Ohio	1995	44,592	5	Owned	2,700

408 Water Street Chardon, Ohio	1998	31,075	457	Owned	2,800

3613 Medina Road Medina, Ohio	2000	27,720	0	Lease 2/28/13	2,440

34400 Aurora Road Solon, Ohio	2000	25,558	21	Lease 4/30/10	3,000

	Year		Net Book	Owned or	Approximate
	Opened/	Total	Value at	Leased/	Square
Location	Acquired	Deposits	June 30, 2008	Expiration	Footage
			(Dollars in thousands)
16909 Chagrin Boulevard Shaker Heights, Ohio	2000	27,605	36	Lease 6/30/10	2,904

36311 Detroit Road Avon, Ohio	2002	39,487	123	Lease 10/02/12	3,375

17780 Pearl Road Strongsville, Ohio	2002	39,741	78	Lease 8/31/12	3,500

9305 Market Square Drive Streetsboro, Ohio	2003	12,995	984	Owned	3,700

215 West Garfield Road Aurora, Ohio	2005	16,591	30	Lease 8/31/10	4,700
     At June 30, 2008, the net book value of the Company’s premises, furniture, fixtures and equipment was $9.2 million. See Note 6 of Notes to Consolidated Financial Statements for further information.
     The Company also owns real estate in Solon, Ohio. See “Item 1. Business — Subsidiary Activities” for further information.
Item 3. Legal Proceedings
     From time to time, the Company and/or the Bank is a party to various legal proceedings incident to its business. There are no material legal proceedings to which the Bank or PVF is a party or to which any of their property is subject.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities
The Company’s common stock trades under the symbol “PVFC” on the Nasdaq Capital Market. The Company had 7,773,823 shares of common stock outstanding and approximately 161 holders of record of the common stock at September 11, 2008. OTS regulations applicable to all Federal Savings Banks such as Park View Federal limit the dividends that may be paid by the Bank to PVF. Any dividends paid may not reduce the Bank’s capital below minimum regulatory requirements.
The Company’s stock repurchase program was renewed for a 12-month period in July 2007 and authorizes the purchase of an additional 265,602 shares of the Company’s common stock. At June 30, 2008, as adjusted to reflect all stock dividends, the Company had acquired a total of 472,725 shares, or 5.8%, of the Company’s common stock. The stock repurchase program is dependent on market conditions with no guarantee as to the exact number of shares to be repurchased. The cash dividend policy remains dependent upon the Company’s financial condition, earnings, capital needs, regulatory requirements and economic conditions. A quarterly cash dividend of $.074 per share was paid on the Company’s outstanding common stock in fiscal 2008 and fiscal 2007.
The following table sets forth certain information as to the range of the high and low bid prices for the Company’s common stock for the calendar quarters indicated.(1)

	Fiscal 2007		Fiscal 2008
	High Sales	Low Sales	High Sales	Low Sales
Fourth Quarter	$13.82	$12.35	$10.81	$7.26
Third Quarter	12.73	9.97	12.08	7.00
Second Quarter	10.89	9.33	15.80	10.53
First Quarter	10.48	9.00	16.03	9.00

(1)	Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
The Company did not repurchase any of its equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2008.

Item 6. Selected Financial Data
Selected Consolidated Financial and Other Data
Financial Condition Data:

	At June 30,
(Dollars in Thousands)	2008	2007	2006	2005	2004

Total assets	$867,402	$900,816	$906,081	$823,899	$755,687
Loans receivable, net	714,492	713,329	736,065	660,494	610,681
Loans receivable held for sale, net	7,831	14,993	10,698	9,060	11,871
Mortgage-backed securities held to maturity	55,151	25,880	27,578	31,720	36,779
Cash and cash equivalents	17,804	28,458	19,738	11,090	17,470
Securities held to maturity	7,580	58,000	58,000	57,500	27,500
Securities available for sale	1,890	0	0	0	0
Deposits	659,386	658,053	656,864	591,226	526,493
Borrowings	114,950	146,260	156,773	146,413	147,526
Stockholders’ equity	69,075	71,490	68,973	66,453	63,361
Operating Data:

	Year Ended June 30,
(Dollars in thousands except for earnings per share)	2008	2007	2006	2005	2004

Interest income	$56,485	$62,020	$55,651	$43,963	$39,429
Interest expense	34,275	36,705	28,408	19,801	16,739

Net interest income before provision for loan losses	22,210	25,315	27,243	24,162	22,690
Provision for loan losses	6,058	1,103	826	111	597

Net interest income after provision for loan losses	16,152	24,212	26,417	24,051	22,093
Non-interest income	2,458	3,376	2,028	3,006	5,810
Non-interest expense	20,806	21,634	21,549	18,942	17,571

Income (loss) before federal income taxes	(2,196)	5,954	6,896	8,115	10,332
Federal income taxes	(1,095)	1,720	2,053	2,531	3,422

Net income (loss)	$(1,101)	$4,234	$4,843	$5,584	$6,910

Basic earnings (loss) per share (1)	$(0.14)	$0.55	$0.63	$0.72	$0.89

Diluted earnings (loss) per share (1)	$(0.14)	$0.54	$0.62	$0.71	$0.87

(1)	Adjusted for stock dividends.

Other Data:

	At or For the Year Ended June 30,
	2008	2007	2006	2005	2004

Return on average assets	(0.13)%	0.47%	0.56%	0.70%	0.96%

Return on average equity	(1.55)%	6.00%	7.15%	8.62%	11.26%

Interest rate spread	2.48%	2.77%	3.15%	3.12%	3.16%

Net interest margin	2.70%	2.98%	3.34%	3.24%	3.35%

Average interest-earning assets to average interest-bearing liabilities	105.33%	104.84%	105.38%	104.81%	107.62%

Non-accruing loans and repossessed assets to total assets	3.06%	1.81%	1.80%	1.59%	1.42%

Stockholders’ equity to total assets	7.96%	7.94%	7.61%	8.07%	8.38%

Ratio of average equity to average assets	8.09%	7.76%	7.78%	8.16%	8.49%

Dividend payout ratio (cash dividends declared divided by net income (loss))	(208.82)%	54.04%	47.13%	37.37%	33.71%

Bank Regulatory Capital Ratios:

Ratio of tangible capital to adjusted total assets	9.69%	9.72%	8.33%	8.77%	7.97%

Ratio of Tier-1 core capital to adjusted total assets	9.69%	9.72%	8.33%	8.77%	7.97%

Ratio of Tier-1 risk-based capital to risk-weighted assets	12.09%	12.56%	9.72%	10.41%	9.54%

Ratio of total risk-based capital to risk-weighted assets	12.99%	13.08%	10.28%	10.97%	10.19%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The Company is the holding company for Park View Federal, its principal and wholly owned subsidiary and a federally chartered savings bank headquartered in Solon, Ohio. Park View Federal has 17 branch offices located in Cleveland and surrounding communities. The Bank’s principal business consists of attracting deposits from the general public through its branch offices and investing these funds in loans secured by first mortgages on real estate located in its market area, which consists of Cuyahoga, Lake, Geauga, Portage, Summit, Medina and Lorain Counties in Ohio. The Bank has concentrated its activities on serving the borrowing needs of local homeowners and builders in its market area by originating both fixed-rate and adjustable-rate single-family mortgage loans, as well as construction loans, commercial real estate loans and multi-family residential real estate loans. In addition, the Bank originates loans secured by second mortgages, including equity line of credit loans and non real estate loans. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the level of personal income and savings in the market area.
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
Overview of Financial Condition at June 30, 2008, 2007 and 2006
PVF had total assets of $867.4 million, $900.8 million, and $906.1 million at June 30, 2008, 2007 and 2006, respectively. The primary source of the Bank’s total assets has been its loan portfolio. Net loans receivable, loans receivable held for sale and mortgage-backed securities totaled $777.5 million, $754.2 million, and $774.3 million at June 30, 2008, 2007 and 2006, respectively.

The following table provides a breakdown of the composition of loans receivable, loans receivable held for sale and mortgage-backed securities for these periods.

(dollars in thousands)	2008	2007	2006

One-to four-family residential	$168,532	$163,298	$174,575
Home equity line of credit	87,876	85,093	94,450
Multi-family residential	52,421	48,101	45,716
Commercial	174,404	184,850	170,392
Commercial equity line of credit	36,913	33,208	34,064
Land	73,545	74,414	77,242
Construction — residential	55,442	63,316	84,146
Construction — multi-family	5,803	6,397	7,956
Construction — commercial	38,303	31,610	33,756

Total real estate mortgages	693,239	690,286	722,297
Non-real estate mortgages	33,593	30,455	21,824

Total loans receivable	726,832	720,741	744,121
Net deferred loan origination fees	(2,686)	(2,832)	(3,382)
Allowance for loan losses	(9,654)	(4,581)	(4,675)

Total loans receivable, net	$714,492	$713,329	$736,065
Loans receivable held for sale, net	$7,831	$14,993	$10,698
Mortgage-backed securities held to maturity	$55,151	$25,880	$27,578
The increase in mortgage-backed securities in 2008 resulted from the purchase of $32.6 million in mortgage-backed securities, less payments received of $3.3 million. The $1.9 million in securities available for sale in 2008 resulted from the Bank’s purchase of $2.1 million in FHLMC and FNMA preferred stock less a market valuation allowance of $0.2 million. Securities held to maturity totaled $7.6 million, $58.0 million and $58.0 million, and cash and cash equivalents totaled $17.8 million, $28.5 million and $19.7 million at June 30, 2008, 2007 and 2006, respectively.
The securities portfolio has been and will continue to be used primarily to meet the liquidity requirements of the Bank in its deposit taking and lending activities. These securities are pledged as collateral to secure the Bank’s repurchase agreement.
The Bank’s policy permits investment only in U.S. government and U.S. government-sponsored enterprises securities or Triple-A-rated securities. The Bank invests primarily in securities having a final maturity of five years or less, federal funds sold and deposits at the Federal Home Loan Bank (“FHLB”) of Cincinnati. The entire portfolio matures within five years or less, and the Bank has no plans to change the short-term nature of its securities portfolio. The Bank’s deposit liabilities totaled $659.4 million, $658.1 million and $656.9 million at June 30, 2008, 2007 and 2006, respectively. Management’s decision to utilize brokered deposits and to continue to pay attractive money market savings rates and promote the growth of core accounts resulted in an increase in savings deposits of $1.3 million for the year ended June 30, 2008. Following is a breakdown of deposits by category for these periods.

(dollars in thousands)	2008	2007	2006

Now accounts	$42,402	$40,780	$39,565
Passbook savings	27,508	30,045	35,194
Money market accounts	74,939	70,518	60,900
Non-interest-bearing	17,459	21,845	17,069
Certificates of deposit	497,078	494,865	504,316

Total deposits	$659,386	$658,053	$656,864

FHLB advances and other borrowings amounted to $115.0 million, $146.3 million and $156.8 million at June 30, 2008, 2007 and 2006, respectively. The Bank borrowed a total of $35.0 million in FHLB putable fixed-rate advances with a put option held by the FHLB after a specified lockout period. These new borrowing were used for the repayment of short-term advances. In 2007, the Company formed a trust that issued $10 million of trust preferred securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the issuance of these securities. In March 2006, the Bank entered into a $50 million repurchase agreement with another institution. The proceeds were used to repay FHLB advances.

Capital
PVF’s stockholders’ equity totaled $69.1 million, $71.5 million and $69.0 million at the years ended June 30, 2008, 2007 and 2006, respectively. The changes were the result of the retention of net earnings, net loss, less cash dividends paid.
The Bank’s primary regulator, the Office of Thrift Supervision (“OTS”) has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At June 30, 2008, the Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

	Park View		Requirement for
	Federal	Percent of	Well-Capitalized
(dollars in thousands)	Capital	Assets (1)	Institution

Tangible capital	$83,972	9.69%	N/A
Tier-1 core capital	$83,972	9.69	5.00%
Tier-1 risk-based capital	$83,972	12.09	6.00
Total risk-based capital	$90,286	12.99	10.00

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
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
The Bank uses its capital resources principally to meet its ongoing commitment to fund existing and continuing loan commitments, fund maturing certificates of deposit and deposit withdrawals, repay borrowings, maintain its liquidity and meet operating expenses. At June 30, 2008, the Bank had commitments to originate loans totaling $23.2 million, of which $16.8 million is intended to be sold, commitments to fund equity lines of credit totaling $91.8 million, and $46.4 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 2008 total $443.8 million. Management believes that a significant portion of the amounts maturing during fiscal 2008 will be reinvested with the Bank because they are retail deposits, however, no assurances can be made that this will occur.

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
Off-balance sheet financial instruments are summarized as follows:

	June 30,
(dollars in thousands)	2008	2007
Commitments to originate:
Mortgage loans intended for sale	$16,755	$29,312
Mortgage loans held for investment	6,412	12,627
Unfunded home equity and commercial real estate lines of credit	91,781	99,257
Undisbursed portion of loan proceeds	46,367	60,795
Commitments to sell loans held for sale	10,218	20,105
Standby letters of credit	2,486	4,051
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
Commitments to sell loans intended for sale are agreements to sell loans to a third party at an agreed-upon price. The fair value of commitments to originate mortgage loans intended for sale at June 30, 2008 was $8,000, and commitments to sell loans intended for sale was $75,000. The Company’s net mortgage banking derivatives was $83,000 at June 30, 2008.

The following table presents as of June 30, 2008, PVF Capital Corp.’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

					Great
	Note	Within	1-3	3-5	Than 5
(Dollars in thousands)	Reference	1 Year	Years	Years	Years	Total

Deposits without a stated maturity	—	$162,308	$—	$—	$—	$162,308
Certificates of deposit	7	443,844	39,183	14,051	—	497,078
Long-term advances from the FHLB of Cincinnati	8	—	—	—	35,000	35,000
Repurchase agreement	9	—	50,000	—	—	50,000
Subordinated debt	9	—	—	—	20,000	20,000
Operating leases	11	893	1,136	556	80	2,665
Results of Operations
General
PVF Capital Corp.’s net loss for the year ended June 30, 2008 was $1.1 million, or $0.14 basic loss per share and $0.14 diluted loss per share as compared to $4.2 million, or $0.55 basic earnings per share and $0.54 diluted earnings per share for fiscal 2007 and $4.8 million, and $0.63 basic earnings per share and $0.62 diluted earnings per share for fiscal 2006.
The Company’s results for the current year decreased by $5.3 million from the prior fiscal year and $5.9 million from fiscal 2006. The Company’s results for 2008 are attributable to a decline in net interest income, a significant increase in the provision for loan losses, and a slight decrease in non-interest income, partially offset by a decrease in non-interest expense. The decrease to net interest income was primarily attributable to an increase in non-performing loans along with balance sheet decreases in both interest-earning assets and interest-bearing liabilities. The provision for loan loses increased as a result of the increase in non-performing loans and estimated losses associated with specifically identified loans. Non-interest income decreased as a result of losses on the sale of real estate owned and a decrease in the cash surrender value of Bank-Owned Life Insurance (“BOLI”), partially offset by an increase in income from mortgage-banking activities and increases in service charges and other fees, The decrease in non-interest expense is attributable to decreases in compensation and benefits, office occupancy and equipment and advertising expense.
Net Interest Income
Net interest income amounted to $22.2 million for the year ended June 30, 2008 as compared to $25.3 million and $27.2 million for the years ended June 30, 2007 and 2006, respectively. Changes in the level of net interest income reflect changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities. Tables 1 and 2 provide information as to changes in the Company’s net interest income.
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

Table 1	Average Balances, Interest, and Average Yields and Costs
For the Year Ended June 30,

	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Loans	$726,034	$51,655	7.11%	$741,723	$56,760	7.65%	$709,789	$50,986	7.18%
Mortgage-backed securities	33,825	1,686	4.98	26,879	1,321	4.91	29,013	1,386	4.78
Securities and other interest-earning assets	63,807	3,144	4.93	80,876	3,939	4.87	77,989	3,279	4.20

Total interest-earning assets	823,666	56,485	6.86	849,478	62,020	7.30	816,791	56,651	6.81

Non-interest-earning assets	56,649			59,012			53,338

Total assets	880,315			$908,490			$870,129

Interest-bearing liabilities:
Deposits	$657,189	$27,829	4.23	$661,410	$28,600	4.32%	$609,685	$20,777	3.41%
Borrowings	124,827	6,446	5.16	148,822	8,105	5.45	165,441	7,631	4.61

Total interest-bearing liabilities	782,016	34,275	4.38	810,232	36,705	4.53	775,126	28,408	3.66

Non-interest-bearing liabilities	27,095			27,724			27,296

Total liabilities	809,111			837,956			802,422

Stockholders’ equity	71,204			70,534			67,707

Total liabilities and stockholders’ equity	$880,315			$908,490			$870,129

Net interest income		$22,210			$25,315			$27,243

Interest rate spread			2.48%			2.77%			3.15%

Net yield on interest-earning assets			2.70%			2.98%			3.34%

Ratio of average interest-earning assets to average interest-bearing liabilities		105.33%			104.84%			105.38%

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

Table 2	Year Ended June 30,
	2008	vs.	2007	2007	vs.	2006
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(1,181)	$(3,924)	$(5,105)	$2,355	$3,419	$5,774
Mortgage-backed securities	346	19	365	(106)	41	(65)
Securities and other interest-earning assets	(840)	45	(795)	126	534	660

Total interest-earning assets	(1,675)	(3,860)	(5,535)	2,375	3,994	6,369

Interest expense:
Deposits	(182)	(589)	(771)	1,875	5,948	7,823
Borrowings	(1,173)	(486)	(1,659)	(538)	1,012	474

Total interest-bearing liabilities	(1,355)	(1,075)	(2,430)	1,337	6,960	8,297

Net interest income	$(320)	$(2,785)	$(3,105)	$1,038	$(2,966)	$(1,928)

As is evidenced by these tables, interest rate changes had a negative effect on the Bank’s net interest income for the year ended June 30, 2008. Due to the repricing characteristics of the Bank’s loan portfolio and short-term nature of its deposit portfolio, along with changing interest rates during the years ended June 30, 2008 and 2007, the Bank’s interest rate spread was 2.48 percent for fiscal year 2008, 2.77 percent for fiscal year 2007, and 3.15 percent for fiscal 2006. The decline in the Bank’s interest rate spread in fiscal year 2008 is attributable to margin compression and an increase in non-performing loans. Non-performing loans increased from $13.7 million at June 30, 2007 to $22.5 million at June 30, 2008, while interest reserved on those loans increased by $1.1 million from the prior year.
Net interest income was unfavorably affected by volume changes during the year ended June 30, 2008 and favorably affected by volume changes during the years ended June 30, 2007. Accordingly, net interest income declined by $0.3 million and grew by $1.0 million due to volume changes for the years ended June 30, 2008 and 2007, respectively.
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

For the year ended June 30, 2008, a provision for loan losses of $6,058,400 was recorded, while a provision for loan losses of $1,102,500 was recorded in the prior year comparable period. The provision for loan losses for the year ended June 30, 2008 reflects management’s judgments about the additional inherent risk in many of our portfolios as a result of negative trends in delinquent and non-performing loans, the continued deterioration of national and local residential markets, and negative local population and economic indicators. The current period provision for loan losses also reflects an increase in specific loss reserves established for loans individually identified as impaired.
The following table provides statistical measures of non-performing assets:

	June 30,
(dollars in thousands)	2008	2007
Loans on non-accruing status (1)
Real estate mortgages:
One-to four-family residential	$6,453	$5,265
Commercial	3,001	3,122
Multi-family residential	152	—
Construction and land	12,350	4,663
Non real estate	533	603

Total loans on nonaccrual status	$22,489	$13,653

Ratio of nonperforming loans total loans	3.09%	1.89%

Other nonperforming assets (2)	$4,065	$2,622

Total nonperforming assets (3)	$26,554	$16,275

Total nonperforming assets to total assets	3.06%	1.81%

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Nonaccrual loans include all loans classified as doubtful or loss, and loans greater than 90 days past due for which interest accrual has been discontinued. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession.

(3)	Excludes loans past due more than 90 days, still on accrual status.

The levels of non-accruing loans at June 30, 2007 and June 30, 2008 are attributable to poor current local and economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Of the $22.5 million and $13.7 million of non-accruing loans at June 30, 2008 and June 30, 2007, $16.0 million and $8.4 million, respectively were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Additionally, we determined $5.1 of land development loans not included in non-accruing loans were also impaired as of June 30, 2008. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well secured. Through this process, we established specific loss reserves related to these loans outstanding at June 30, 2008 and June 30, 2007 of $1.9 million and $0.7 million, respectively.
Additionally, at June 30, 2008, we considered $8,262,249 of land and construction loans not included in the non-accrual loans to be impaired. We established specific loss reserves of $0.9 million for these loans.
The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $0.6 million and $0.2 million for these loans as of June 30, 2008 and June 30, 2007.
During 2008, the Bank experienced an increase in the loan portfolio of $1.2 million, or 0.2 percent, while substantially maintaining the composition of the loan portfolio. The level of classified assets increased from $21.7 million in 2007 to $43.5 million in 2008. The level of non-accruing loans increased from $13.7 million in 2007 to $22.5 million in 2008. Net charge-offs remained approximately the same at $1.1 million in 2007 and 2008. Therefore, taking into consideration local economic conditions, the level of classified assets, as well as net charge-offs and the overall performance of the loan portfolio, the Bank provided $6.2 million of additional provision to bring the allowance to a level deemed appropriate of $9.7 million.
During 2007, the Bank experienced a decrease in the loan portfolio of $22.7 million, or 3.1 percent, while substantially maintaining the composition of the loan portfolio. The level of classified assets increased from $15.2 million in 2006 to $21.7 million in 2007. The level of non-accruing loans decreased from $15.5 million in 2006 to $13.7 million in 2007. Net charge-offs increased from $0.5 million in 2006 to $1.2 million in 2007. Therefore, taking into consideration the level of classified assets, as well as net charge-offs and the overall performance of the loan portfolio, the Bank provided $1,102,500 of additional provision to bring the allowance to a level deemed appropriate of $4.6 million.
Non-interest Income
Non-interest income amounted to $2.5 million, $3.4 million and $2.0 million for the years ended June 30, 2008, 2007 and 2006, respectively. The fluctuations in non-interest income are due primarily to fluctuations in income derived from mortgage banking activities, fee income on deposit accounts, gains and losses on the sale of real estate owned and the increase in the cash surrender value of BOLI. Income attributable to mortgage banking activities consists of net loan servicing income, gains and losses on the sale of loans, and market valuation provisions and recoveries. Income from mortgage banking activities amounted to $1.5 million, $1.3 million and $0.8 million for the years ended June 30, 2008, 2007 and 2006, respectively. The increase in income from mortgage banking activities is primarily due to gains recorded on loans sold in 2008. Other components of non-interest income amounted to $1.0 million, $2.1 million and $1.2 million for the years ended June 30, 2008, 2007 and 2006, respectively. The decrease in other non-interest income of $0.9 million from the year ended June 30, 2007 to June 30, 2008 is attributable primarily to losses recognized on the sale or direct write-down of real estate owned in 2008.

As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The Company’s holding of this preferred stock has declined substantially in value since the June 30, 2008 balance sheet date. Management evaluated this decline in value and decided its initial determination that the Company’s holdings were only temporarily impaired should be reassessed. Ultimately, the Company’s holdings of these shares were deemed to be other-than-temporarily impaired as of June 30, 2008 and a charge to earnings of $195,000 was recorded as of that date.
Non-interest Expense
Non-interest expense amounted to $20.8 million, $21.6 million and $21.5 million for the years ended June 30, 2008, 2007 and 2006, respectively. The principal component of non-interest expense is compensation and related benefits which amounted to $10.5 million, $12.1 million and $12.1 million for the years ended June 30, 2008, 2007 and 2006, respectively. The decrease in compensation for the year ended June 30, 2008 is due primarily to decreased staffing. Office occupancy totaled $3.1 million, $3.4 million and $3.8 million for the years ended June 30, 2008, 2007 and 2006, respectively. Other components of non-interest expense totaled $7.2 million, $6.1 million and $5.7 million for the years ended June 30, 2008, 2007 and 2006, respectively. Changes in other non-interest expense are primarily the result of real estate owned expense and merger related expenses.
Federal Income Taxes
The Company’s federal income tax expense (benefit) was ($1.1) million, $1.7 million and $2.1 million for the years ended June 30, 2008, 2007 and 2006, respectively. Due to the availability of tax credits for the years ended June 30, 2008, 2007 and 2006, the tax-advantaged treatment of BOLI and other miscellaneous deductions, the Company’s effective federal income tax rate was below the expected tax rate of 35 percent with an effective rate of negative 50 percent for the year ended June 30, 2008, an effective rate of 29 percent for the year ended June 30, 2007, and 30 percent for the year ended June 30, 2006.
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
The most significant accounting policies followed by PVF Capital Corp. are presented in Note 1 to the consolidated financial statements. Accounting and reporting policies for the allowance for loan losses and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. The allowance for loan losses is established using percentages applied to each loan category based upon the Company’s historical losses and trends established for non-accruing and delinquent loans, residential foreclosures, and changes to the local population and economy. PVF Capital Corp. provides further detail on the methodology and reporting of the allowance for loan losses in Note 4 and mortgage servicing rights in Note 5. Mortgage servicing rights are valued by an independent service provider.

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
Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of an immediate and sustained 1 and 2% increase or decrease in market interest rates. The Bank’s Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the NPV ratio (ratio of market value of portfolio equity to the market value of portfolio assets) of 0.5 and 1.0% in the event of an immediate and sustained 1 and 2% increase or decrease in market interest rates.
The following table presents the Bank’s projected change in NPV for the various rate shock levels at June 30, 2007 and 2008. All market risk sensitive instruments presented in this table are held to maturity or held for sale. The Bank has no trading securities.

(Dollars in thousands)	June 30, 2008			June 30, 2007
Change in	Market Value of	Dollar	NPV	Market Value of	Dollar	NPV
Interest Rates	Portfolio Equity	Change	Ratio	Portfolio Equity	Change	Ratio
+2%	$93,478	$(3,800)	10.68%	$99,263	$(7,290)	10.99%
+1%	96,001	(1,277)	10.88	103,233	(3,320)	11.33
0	97,278		10.94	106,553		11.59
-1%	97,328	50	10.88	108,404	1,851	11.71
-2%	—	—	—	107,908	1,355	11.60
The table illustrates that for June 30, 2008, in the event of an immediate and sustained increase in prevailing market interest rates, the Bank’s NPV ratio would be expected to decrease, while in the event of an immediate and sustained decrease in market interest rates, the Bank’s NPV ratio would be expected to increase or stay flat. The Bank carefully monitors the maturity and repricing of its interest-earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. At June 30, 2008, the Bank’s estimated changes in the NPV ratio were within the targets established by the Board of Directors in the event of an immediate and sustained increase and decrease in prevailing market interest rates. The Bank’s interest rate risk position is the result of the repricing characteristics of assets and liabilities. The balance sheet is primarily comprised of interest-earning assets having a maturity and repricing period of one month to five years. These assets were funded primarily utilizing interest-bearing liabilities having a final maturity of two years or less and a repurchase agreement. Management carefully monitors its interest rate risk position and will make the necessary adjustments to its asset and liability mix to bring the Bank’s NPV ratio to within target levels established by the Board of Directors.
NPV is calculated by the OTS using information provided by the Bank. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by Bloomberg quotations and surveys performed during the quarters ended June 30, 2008 and 2007, with adjustments made to reflect the shift in the Treasury yield curve between the survey date and the quarter-end date.
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
The following table summarizes the Company’s interest rate sensitivity gap analysis at June 30, 2008. The table indicates that the Company’s one year and under ratio of cumulative gap to total assets is negative 6.1%, one-to-three year ratio of cumulative gap to total assets is negative 13.1%, and three-to-five year ratio of cumulative gap to total assets is negative 4.6%.

	Within	1-3	3-5	>5
(dollars in thousands)	1 Year	Years	Years	Years	Total

Total interest rate-sensitive assets	$363,844	$159,385	$129,731	$167,342	$820,302
Total interest rate-sensitive liabilities	416,656	220,586	55,595	64,040	756,877
Periodic GAP	(52,812)	(61,201)	74,136	103,302	63,425
Cumulative GAP	(52,812)	(114,013)	(39,876)	63,425
Ratio of cumulative GAP to total assets	(6.1)%	(13.1)%	(4.6)%	7.3%

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders
PVF Capital Corp.
Solon, Ohio
We have audited the accompanying consolidated statements of financial condition of PVF Capital Corp. (“Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PVF Capital Corp.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 15, 2008 expressed an unqualified opinion thereon.
/s/ Crowe Horwath LLP
Cleveland, Ohio
September 15, 2008

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
Years ended June 30, 2008 and 2007

	2008	2007
ASSETS

Cash and amounts due from depository institutions	$7,455,720	$20,293,042
Interest bearing deposits	700,674	622,537
Federal funds sold	9,648,000	7,542,000

Cash and cash equivalents	17,804,394	28,457,579
Securities available for sale	1,890,000	—
Securities held to maturity (fair values of $7,603,907 and $58,068,865, respectively)	7,580,000	58,000,000
Mortgage-backed securities held to maturity (fair values of $53,259,867 and $24,302,048, respectively)	55,151,069	25,879,520
Loans receivable held for sale, net	7,830,994	14,993,380
Loans receivable, net of allowance of $9,653,972 and $4,580,549	714,492,406	713,328,818
Office properties and equipment, net	9,232,711	10,588,375
Real estate owned	4,064,708	2,621,555
Federal Home Loan Bank stock	12,640,600	12,311,600
Bank-owned life insurance	23,009,038	22,210,217
Prepaid expenses and other assets	13,706,218	12,425,315

Total assets	$867,402,138	$900,816,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$659,385,765	$658,052,649
Short-term advances from the FHLB	9,000,000	65,000,000
Line of credit	950,000	1,260,000
Long-term advances from the FHLB	35,000,000	10,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	20,000,000	20,000,000
Advances from borrowers for taxes and insurance	8,973,604	8,546,669
Accrued expenses and other liabilities	15,017,435	16,467,200

Total liabilities	798,326,804	829,326,518

Commitments and contingencies

Stockholders’ equity
Serial preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value,
15,000,000 shares authorized; 8,246,548 and 8,204,536 shares issued, respectively	82,465	82,045
Additional paid-in capital	69,155,729	68,743,626
Retained earnings	3,674,287	6,501,317
Treasury stock at cost, 472,725 shares, respectively	(3,837,147)	(3,837,147)

Total stockholders’ equity	69,075,334	71,489,841

Total liabilities and stockholders’ equity	$867,402,138	$900,816,359

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended June 30, 2008, 2007 and 2006

	2008	2007	2006
Interest and dividends income
Loans	$51,654,829	$56,759,624	$50,985,531
Mortgage-backed securities	1,686,115	1,321,132	1,385,572
Federal Home Loan Bank stock dividends	747,998	749,727	638,807
Securities	1,736,182	2,612,547	2,273,566
Fed funds sold and interest-bearing deposits	660,275	576,882	367,080

Total interest and dividend income	56,485,399	62,019,912	55,650,556
Interest expense
Deposits	27,829,011	28,599,492	20,776,397
Short-term borrowings	1,552,673	3,165,122	2,816,260
Long-term borrowings	3,430,015	3,390,503	4,121,641
Subordinated debt	1,463,602	1,549,920	693,292

Total interest expense	34,275,301	36,705,037	28,407,590

Net interest income	22,210,098	25,314,875	27,242,966
Provision for loan losses	6,058,400	1,102,500	826,300

Net interest income after provision for loan losses	16,151,698	24,212,375	26,416,666
Noninterest income
Service charges and other fees	823,251	815,395	609,040
Mortgage banking activities, net	1,461,249	1,270,998	834,471
Gain (loss) on disposal and write downs of real estate owned	(762,961)	259,537	(35,330)
Other than temporary impairment of securities	(195,140)	—	—
Increase in cash surrender value of bank-owned life insurance	798,821	870,832	597,447
Other, net	333,131	159,340	22,606

Total noninterest income	2,458,351	3,376,102	2,028,234
Noninterest expense
Compensation, benefits and directors fees	10,530,464	12,149,480	12,060,345
Office, occupancy, and equipment	3,120,566	3,387,369	3,815,592
Insurance	587,639	278,324	295,724
Professional and legal	808,000	569,000	492,061
Advertising	384,071	688,878	572,477
Outside services	1,408,177	1,445,038	1,430,915
Franchise tax	1,069,911	982,737	881,691
Real estate owned expense	996,113	306,783	187,824
Other	1,900,630	1,826,272	1,812,771

Total noninterest expense	20,805,571	21,633,881	21,549,400

Income (loss) before federal income taxes	(2,195,522)	5,954,596	6,895,500
Federal income taxes
Current	598,656	2,219,821	2,323,692
Deferred	(1,693,521)	(499,549)	(271,193)

	(1,094,865)	1,720,272	2,052,499

Net income (loss)	$(1,100,657)	$4,234,324	$4,843,001

Basic earnings (loss) per share	$(0.14)	$0.55	$0.63

Diluted earnings (loss) per share	$(0.14)	$0.54	$0.62

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended June 30, 2008, 2007 and 2006

		Additional
	Common	paid-in	Retained	Treasury
	stock	capital	earnings	stock	Total
Balance at July 1, 2005	$81,758	$68,288,834	$1,663,992	$(3,581,405)	$66,453,179
Net income	—	—	4,843,001	—	4,843,001
Stock options exercised, 26,038 shares	260	144,477	—	—	144,737
Stock purchased and retired, 12,950 shares	(129)	(140,975)	—	—	(141,104)
Cash paid in lieu of fractional shares	—	—	(3,022)	—	(3,022)
Cash dividend, $0.296 per share	—	—	(2,282,670)	—	(2,282,670)
Purchase of 21,637 shares of treasury stock	—	—	—	(255,742)	(255,742)
Paid in capital related to stock based compensation	—	214,761	—	—	214,761

Balance at June 30, 2006	$81,889	$68,507,097	$4,221,301	$(3,837,147)	$68,973,140
Cumulative adjustment related to SAB 108 adoption	—	—	334,074	—	334,074
Net income	—	—	4,234,324	—	4,234,324
Stock options exercised, including income tax benefits, 43,099 shares	431	311,105	—	—	311,536
Stock purchased and retired, 27,430 shares	(275)	(293,266)	—	—	(293,541)
Cash dividend, $0.296 per share	—	—	(2,288,382)	—	(2,288,382)
Paid in capital related to stock based compensation	—	218,690	—	—	218,690

Balance at June 30, 2007	$82,045	$68,743,626	$6,501,317	$(3,837,147)	$71,489,841
Net income (loss)	—	—	(1,100,657)	—	(1,100,657)
Stock options exercised, including income tax benefits, 48,424 share	484	395,697		—	396,181
Stock purchased and retired, 6,412 shares	(64)	(96,362)	—	—	(96,426)
Cash dividend, $0.222 per share	—	—	(1,726,373)	—	(1,726,373)
Paid in capital related to stock based compensation	—	112,768	—	—	112,768

Balance at June 30, 2008	$82,465	$69,155,729	$3,674,287	$(3,837,147)	$69,075,334

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2008, 2007 and 2006

	2008	2007	2006
Operating activities:
Net income (loss)	$(1,100,657)	$4,234,324	$4,843,001
Adjustments required to reconcile net income (loss) to net cash from operating activities
Net amortization of premium (accretion of Discount) on mortgage-backed securities	20,394	27,414	46,883
Depreciation	1,480,069	1,733,005	1,816,028
Provision for loan losses	6,058,400	1,102,500	826,300
Other than temporary impairment of securities	195,140	—	—
Change in deferred loan origination fees, net	(146,585)	(43,662)	(450,748)
(Gain)/loss on disposal of real estate owned	762,961	(259,537)	35,330
Market adjustments for loans held for sale	(9,239)	(105,600)	156,000
Change in fair value of mortgage banking derivatives	(205,226)	(131,300)	239,000
Stock compensation	112,768	218,690	214,761
FHLB stock dividends	(329,000)	(356,600)	(638,600)
Deferred income tax provision	(1,693,521)	(499,549)	(271,193)
Proceeds from loans held for sale	137,120,839	92,325,628	104,648,344
Originations of loans held for sale	(130,667,228)	(97,071,408)	(107,212,344)
Gain on the sale of loans, net	(779,821)	(376,533)	(633,782)
Increase in cash surrender value of bank-owned life insurance	(798,821)	(870,832)	(597,447)
Net change in other assets and other liabilities	1,237,914	2,920,034	348,671

Net cash from operating activities	11,258,387	2,846,574	2,672,854

Investing activities:
Loans originated	(112,293,235)	(159,977,902)	(243,702,577)
Principal repayments on loans	99,373,837	178,384,902	166,437,367
Principal repayments on mortgage- backed securities held to maturity	3,264,230	3,248,086	5,201,834
Purchase of mortgage-backed securities held to maturity	(32,556,173)	(1,577,097)	(1,106,607)
Purchase of securities held to maturity	(48,580,000)	—	(500,000)
Maturities and calls of securities held to maturity	99,000,000	—	—
Purchase of securities available for sale	(2,085,140)	—	—
Additions to office properties and Equipment	(124,405)	(288,688)	(435,489)
Acquisition of bank-owned life insurance	—	(5,000,000)	—
Proceeds from disposals of real estate owned	3,637,881	2,231,674	1,785,449
Investments in nonconsolidated affiliates	—	—	(131,750)

Net cash from investing activities	9,636,995	17,020,975	(72,451,773)

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2008, 2007 and 2006

	2008	2007	2006
Financing Activities:
Proceeds from long-term FHLB advances	35,000,000	—	—
Payments on long-term FHLB advances	(10,000,000)	(10,000,000)	(100,012,018)
Net change in short-term FHLB advances	(56,000,000)	(10,000,000)	60,000,000
Proceeds from repurchase agreement	—	—	50,000,000
Net change in line of credit	(310,000)	(512,871)	1,772,871
Repayment of note payable	—	—	(1,400,780)
Net change in NOW and passbook savings	(880,007)	10,459,030	31,083,809
Proceeds from issuance of certificates of deposit	152,309,566	87,367,516	130,717,293
Payments on maturing certificates of deposit	(150,096,443)	(96,638,098)	(96,163,379)
Proceeds from issuance of subordinated Debentures	—	10,000,000	—
Net increase (decrease) in advances from borrowers	426,935	444,571	4,917,117
Payment of cash dividend	(2,298,373)	(2,286,382)	(2,235,692)
Purchase of treasury stock	—	—	(255,742)
Proceeds from exercise of stock options	336,170	308,272	144,737
Income tax benefit from exercise of stock options	60,011	3,264	—
Stock repurchased and retired	(96,426)	(293,541)	(141,104)

Net cash from financing activities	(31,548,567)	(11,148,239)	78,427,112

Net increase (decrease) in cash and cash equivalents	(10,653,185)	8,719,310	8,648,193
Cash and cash equivalents at beginning of year	28,457,579	19,738,269	11,090,076

Cash and cash equivalents at end of year	$17,804,394	$28,457,579	$19,738,269

Supplemental disclosures of cash flow information:
Cash payments of interest	$34,275,694	$36,659,064	$28,546,235
Cash payments of income taxes	954,000	2,483,000	2,316,000
Supplemental schedule of noncash investing and financing activities:
Transfers to real estate owned	$5,843,995	$3,776,413	$1,318,807

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
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
Principles of Consolidation: The consolidated financial statements include the accounts of PVF Capital Corp. and its wholly-owned subsidiaries, Park View Federal Savings Bank, PVF Service Corporation (“PVFSC”), PVF Holdings, Inc., and Mid-Pines Land Co. PVFSC owns some Bank premises and leases them to the Bank. PVF Holdings, Inc. and Mid-Pines Land Co. did not have any significant assets or activity as of or for the years ended June 30, 2008, 2007, or 2006. All significant intercompany transactions and balances are eliminated in consolidation.
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
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of mortgage servicing rights, fair value of mortgage banking derivatives, valuation of loans held for sale, fair value of securities, valuation of real estate owned and the Company’s supplemental employee retirement plan accrual are particularly subject to change.
Cash Flows: For purposes of the consolidated statements of cash flows, the Company considers cash and amounts due from depository institutions, interest bearing deposits, and federal funds sold with original maturities of less than three months to be cash equivalents. Net cash flows are reported for NOW and passbook savings accounts, short-term borrowings, and advances from borrowers.
Interest-bearing Deposits: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.
Securities: Securities held to maturity are limited to debt securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost. Debt securities that could be sold in the future because of changes in interest rates or other factors are not to be classified as held to maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.
Interest income includes amortization of purchase premium or accretion of purchase discount. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield. Prepayment is assumed for mortgage-backed securities.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
A decline in fair value of any security below cost that is deemed other than temporary is charged to earnings resulting in establishment of a new cost basis for the security. Management’s consideration as to whether a decline in fair value is other-than-temporary is based on the length of time and extent that fair value has been less than cost, the financial condition of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
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
The Company sells the loans on either a servicing retained or servicing released basis. For sales of mortgage loans prior to July 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 156 on July 1, 2007, and for sales of mortgage loans beginning in fiscal 2008, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. There was no impact on the financial statements at the time of adoption as the Company continues to measure servicing assets using the amortization method. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Loan servicing rights is amortized in proportion to and over the period of estimated net future servicing revenue. The expected period of the estimated net servicing income is based in part on the expected prepayment of the underlying mortgages. The amortized balance of mortgage servicing rights is included in prepaid expenses and other assets on the Consolidated Statement of Financial Condition.
Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of amortized cost over its estimated fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate and original time to maturity. Any impairment is reported as a valuation allowance for an individual tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance will be recorded as an increase to income.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Late fees and ancillary fees related to loan servicing are not material.
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

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan ccommitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 became effective for the Company for derivative loan commitments issued or modified after January 1, 2008. As a result of adoption of this standard, the Company recorded additional mortgage banking income in the consolidated statement of operations of $247,577.
Loans Receivable: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term.
Interest income accrued on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in the process of collection. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Income is subsequently recognized only to the extent cash payments are received until the loan is determined to be performing in accordance with the applicable loan terms in which case the loan is returned to accrual status. Past due status is based on the contractual terms of the loan.
Allowance for Loan Losses: The allowance for loan losses is maintained at a level to absorb probable incurred losses in the portfolio as of the balance sheet date. The adequacy of the allowance for loan losses is periodically evaluated by the Bank based upon the overall portfolio composition and general market conditions as well as information about specific borrower situations and estimated collateral values. While management uses the best information available to make these evaluations, future adjustments to the allowance may be necessary if economic conditions change substantially from the assumptions used in making the evaluations. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers loans not individually classified as impaired and is based on historical loss experience adjusted for current factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.
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
The Bank’s loan portfolio is primarily secured by real estate. Collection of real estate secured loans in the portfolio is dependent on court proceedings, and as a result, loans may remain past due for an extended period before being collected, transferred to real estate owned, or charged off. Charge-offs are recorded after the foreclosure process is complete for any deficiency between the Bank’s recorded investment in the loan and the fair value of the real estate acquired or sold, to the extent that such a deficiency exists.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
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
Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated selling costs, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
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
Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Upon adoption of Emerging Issues Task Force (“EITF”) No. 06-5, which is discussed further below, Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, adjusted for other charges or other amounts due that are probable at settlement.
In September 2006, the FASB finalized EITF No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Can Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). EITF No. 06-5 requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, EITF No. 06-5 requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EIFT No. 06-5 on July 1, 2007 had no impact on the Company’s financial condition or results of operation.
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
The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of July 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
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
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale. The Company had no other comprehensive income in 2007, or 2006; therefore comprehensive income was equal to net income.
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
Restrictions on Cash: Cash on deposit with another institution of $1,473,000 and $323,000 was required to meet regulatory reserve requirements at June 30, 2008 and 2007 respectively. These balances do not earn interest.
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

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
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
Effect of Newly Issued But Not Yet Effective Accounting Standards: In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement.” This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 06-04 will not have a material effect on the financial statements as the Company has no endorsement split dollar arrangements.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for financial statements issued by the Company beginning July 1, 2008. The adoption of this standard will not have a material impact on the Company’s financial statements as of the date of adoption.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued by the Company beginning July 1, 2008. Management expects to adopt the fair value option for the Company’s loans held for sale. The impact of adoption is not expected to be material.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 2 – SECURITIES
Securities available for sale at June 30, 2008 are summarized as follows:

2008
		Gross	Gross	Estimated
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gain	Loss	Value
Equity securities	$1,890,000	$—	$—	$1,890,000

Securities held to maturity at June 30, 2008 and 2007 are summarized as follows:

2008
		Gross	Gross	Estimated
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gain	Loss	Value
U.S. government-sponsored enterprise securities	$7,580,000	$23,907	$—	$7,603,907

Securities held to maturity are represented by one security callable after December 12, 2008 with a maturity date of December 12, 2014.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 2 – SECURITIES (Continued)

	2007
		Gross	Gross	Estimated
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gain	Loss	Value
U.S. government-sponsored enterprise securities	$58,000,000	$194,376	$(125,511)	$58,068,865

Due after one year through five years	$58,000,000	$194,376	$(125,511)	$58,068,865

There were no sales of securities for the years ended June 30, 2008, 2007 or 2006.
At year end 2008, the Company held $7,580,000 of unsecured debentures of the FHLB. At year end 2007, the Company held $43,000,000 respectively, of unsecured debentures of the FHLB, $10,000,000 of unsecured debentures of the Federal Home Loan Mortgage Corporation (FHLMC), and $5,000,000 of unsecured debentures of the Federal National Mortgage Association (FNMA).
No securities were in an unrealized loss position at June 30, 2008. Securities with continuous unrecognized losses at year-end 2007 not recognized in income aggregated by length of time that individual securities have been in a continuous unrealized loss position are as follows:

2007	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government-sponsored enterprise securities	$—	$—	$15,374,489	$(125,511)	$15,374,489	$(125,511)

The Company’s equity securities consist of floating rate preferred stock issued by FHLMC and FNMA. For the year ended June 30, 2008, the Company recognized a $195,000 pre-tax charge for the other-than-temporary decline in fair value.
On September 7, 2008, the U.S. Treasury Department and the Federal Housing Finance Agency announced that FNMA and FHLMC had been placed into conservatorship. Dividends on the preferred shares of the entities have been suspended. In the first quarter of the Company’s fiscal year ended June 30, 2009, the Company will recognize additional other-than-temporary impairment of its holdings of these shares for the difference between the Company’s new cost basis of $1,890,000 and the fair value of these shares as of September 30, 2008. As of the close of business on September 12, 2008, the fair value of the Company’s holdings of these shares was approximately $200,000. The unrealized loss on the Company’s holdings as of that date was $1,690,000.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 3 – MORTGAGE-BACKED SECURITIES
     Mortgage-backed securities held to maturity at June 30, 2008 and 2007 are summarized as follows:

	2008
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Estimated
	Amount	Gain	Loss	Fair Value
FNMA mortgage-backed securities	$54,835,052	$6,562	$(1,900,089)	52,941,525
FHLMC mortgage-backed securities	316,017	2,548	(223)	318,342

	$55,151,069	$9,110	$(1,900,312)	$53,259,867

	2007
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Estimated
	Amount	Gain	Loss	Fair Value
FNMA mortgage-backed securities	$25,368,425	$—	$(1,582,196)	23,786,229
FHLMC mortgage-backed securities	511,095	4,724	—	515,819

	$25,879,520	$4,724	$(1,582,196)	$24,302,048

There were no sales of mortgage-backed securities for the years ended June 30, 2008, 2007 or 2006.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 3 – MORTGAGE-BACKED SECURITIES (Continued)
Mortgage-backed securities with unrecognized losses at year end 2008 and 2007 not recognized in income aggregated by the length of time that the individual securities have been in a continuous unrealized loss position are as follows:

2008	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Mortgage-backed Securities	Value	Loss	Value	Loss	Value	Loss
FHLMC mortgage-backed securities	$37,810	$(223)	—	$—	$37,810	$(223)
FNMA mortgage-backed securities	29,334,236	(950,413)	19,624,061	(949,676)	48,958,297	(1,900,089)

	$29,399,856	$(950,636)	$19,624,061	$(949,676)	$48,996,330	$(1,900,312)

2007	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Mortgage-backed Securities	Value	Loss	Value	Loss	Value	Loss
FNMA mortgage-backed securities	$1,496,409	$(45,478)	$22,289,820	$(1,536,718)	$23,786,229	$(1,582,196)

At June 30, 2008, a FNMA mortgage-backed security with a carrying amount of $19,693,135 was in a continuous unrecognized loss for more than one year. The unrecognized loss for this security was $916,449 as of June 30, 2008. Management considered whether this unrecognized loss represented other-than-temporary impairment of this security. Management determined that the security was backed by performing assets and that timely repayment of principal and interest is guaranteed by FNMA. The decline in fair value is largely driven by increases in market interest rates. As such, management concluded that the unrecognized loss did not represent other-than-temporary impairment of the security as of June 30, 2008. Other unrealized losses on securities in a continuous unrealized loss position for more than one year were not material.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 4 – LOANS RECEIVABLE
Loans receivable at June 30, 2008 and 2007, consist of the following:

	2008	2007
Real estate mortgages:
One-to-four family residential	$168,532,008	$163,297,830
Home equity line of credit	87,876,182	85,092,530
Multi-family residential	52,420,774	48,100,726
Commercial	174,403,925	184,849,852
Commercial equity line of credit	36,913,491	33,207,626
Land	73,544,594	74,414,426
Construction — residential	55,442,114	63,315,868
Construction — commercial	44,106,070	38,007,505

Total real estate mortgages	693,239,158	690,286,363
Non real estate loans	33,592,529	30,454,898

Total loans receivable	726,831,687	720,741,261
Net deferred loan origination fees	(2,685,309)	(2,831,894)
Allowance for loan losses	(9,653,972)	(4,580,549)

Loans receivable, net	$714,492,406	$713,328,818

A summary of the changes in the allowance for loan losses for the years ended June 30, 2008, 2007, and 2006, is as follows:

	2008	2007	2006
Beginning balance	$4,580,549	$4,674,681	$4,312,274
Provision for loan losses	6,058,400	1,102,500	826,300
Charge-offs	(985,756)	(1,196,632)	(463,893)
Recoveries	779	—	—

Ending balance	$9,653,972	$4,580,549	$4,674,681

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 4 – LOANS RECEIVABLE (Continued)
The following is a summary of the principal balances of nonperforming loans at June 30:

	2008	2007
Loans on non-accrual status:
Real estate mortgages:
One-to-four family residential	$6,452,812	$5,265,002
Commercial	3,001,192	3,121,632
Multi-family residential	152,187	—
Construction and land	12,349,846	4,663,095
Non real estate loans	533,113	603,072

Total loans on non-accrual status	22,489,150	13,652,801

Loans past due 90 days, still on accrual status:
Real estate mortgages:
One-to-four family residential	1,233,058	—
Commercial	1,200,894	—
Construction and land	542,699	875,593

Total non-accrual and past due loans	$25,465,801	$14,528,394

At June 30, 2008 and 2007, the recorded investment in loans, which have individually been identified as being impaired, totaled $24,298,587 and $8,387,799, respectively. Included in the impaired amount at June 30, 2008 and 2007, is $13,956,806 and $3,659,747, respectively, related to loans with a corresponding valuation allowance of $2,792,048 and $627,220, respectively. At June 30, 2008 and 2007, $5,259,155 and $4,728,052 of impaired loans had no allowance for loan losses allocated.
Average impaired loans for the years ended June 30, 2008, 2007 and 2006 amounted to $14,534,727, $8,477,996 and $5,675,718, respectively. Interest recognized on impaired loans while considered impaired in 2008, 2007 and 2006 was not material.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 5 – MORTGAGE BANKING ACTIVITIES
Loans held for sale at year end are as follows:

	2008	2007
Loans held for sale	$7,872,155	$15,043,780
Less: Allowance to adjust to lower of cost or market	(41,161)	(50,400)

Loans held for sale, net	$7,830,994	$14,993,380

Mortgage banking activities, net, including gains and losses on sales of loans, for each of the years in the three-year period ended June 30, 2008, consist of the following:

	2008	2007	2006
Mortgage loan servicing fees	$1,992,311	$1,970,702	$1,954,692
Amortization of mortgage servicing rights	(1,525,348)	(1,313,137)	(1,359,003)
Market adjustment for loans held for sale	9,239	105,600	(156,000)
Change in fair value of mortgage banking derivatives	205,226	131,300	(239,000)
Gross realized:
Gains on sales of loans	2,251,791	1,448,206	1,830,073
Losses on sales of loans	(1,471,970)	(1,071,673)	(1,196,291)

	$1,461,249	$1,270,998	$834,471

At June 30, 2008 and 2007, the Company was servicing whole and participation mortgage loans for others aggregating $826,817,792, and $793,080,175, respectively. These loans are not reported as assets. The Company had $10,621,361, and $8,022,305, at June 30, 2008 and 2007, respectively, of funds collected on mortgage loans serviced for others which are included in accrued expenses and other liabilities.
Originated mortgage servicing rights capitalized and amortized during the years ended June 30, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
Beginning balance	$4,426,296	$4,806,836	$5,001,474
Originated	1,497,835	932,597	1,164,365
Amortized	(1,525,348)	(1,313,137)	(1,359,003)

Ending balance	$4,398,783	$4,426,296	$4,806,836

The fair value of capitalized mortgage servicing rights was $9,177,677 and $8,961,806 at June 30, 2008 and 2007. Fair value was determined using discount rates ranging from 9.0% to 11.0% and prepayment speeds ranging from 6.9% to 57.6%, depending on the stratification of the specific rights. The fair value of the preponderance of the servicing rights was determined using prepayment speeds ranging from 6.3% to 20.7%. At June 30, 2008 and 2007, no tranche of the Company’s mortgage servicing assets were considered to be impaired.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 6 – OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment at cost, less accumulated depreciation and amortization at June 30, 2008 and 2007 are summarized as follows:

	2008	2007
Land and land improvements	$1,034,892	$1,034,892
Building and building improvements	5,553,076	5,553,076
Leasehold improvements	5,949,232	5,949,232
Furniture and equipment	12,532,524	12,408,119

	25,069,724	24,945,319
Less accumulated depreciation and amortization	(15,837,013)	(14,356,944)

	$9,232,711	$10,588,375

NOTE 7 – DEPOSITS
     Scheduled maturities of time deposits were as follows:

	2008		2007
	Amount	%	Amount	%
12 months or less	$443,844,021	89.3%	$443,536,475	89.6%
13 to 24 months	30,125,497	6.1	26,314,568	5.3
25 to 36 months	9,058,070	1.8	13,578,346	2.8
37 to 48 months	14,050,761	2.8	11,435,837	2.3

	$497,078,349	100.0%	$494,865,226	100.0%

Weighted average rate on certificates of deposit		4.18%		5.06%

Time deposits in amounts of $100,000 or more totaled approximately $187,526,922 and $166,736,808 at June 30, 2008 and 2007, respectively.
Deposits of related parties totaled $1,643,499 and $2,196,914 at June 30, 2008 and June 30, 2007.
In 2008, the Company obtained deposits totaling $34,000,000 from brokers. These certificates of deposit bear a weighted average cost of 4.22% and have maturities of 12 months or less.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 8 – ADVANCES FROM THE FEDERAL HOME LOAN BANK OF CINCINNATI
Short-Term Advances: The Bank maintains two lines of credit totaling $230,000,000 with the FHLB. The $200,000,000 repurchase line matures on February 13, 2009. No borrowings were outstanding on the repurchase line of credit as of June 30, 2008. At June 30, 2007 $65,000,000 was drawn on the repurchase line of credit. The Bank has chosen to take daily advances from this line, with the interest rate set daily. The interest rate on this line as of June 30, 2007 was 5.31%. The $30,000,000 cash management line matures on October 3, 2008. Borrowings of $9,000,000 were outstanding on the cash management line as of June 30, 2008. No borrowings were outstanding on the cash management line as of June 30, 2007. The interest rate on this line as of June 30, 2008 was 2.38%.
In order to secure these advances, the Bank has pledged mortgage loans with unpaid principal balances aggregating approximately $141,881,000 and $337,758,000 at June 30, 2008 and 2007, respectively, and mortgage-backed securities aggregating approximately $25,879,520 at June 30, 2007, respectively, plus FHLB stock.
Long-Term Advances: Long-term advances from the Federal Home Loan Bank of Cincinnati (“FHLB”), with maturities and interest rates thereon at June 30, 2008 and 2007, were as follows:

Maturity	Interest rate	2008	2007
March 2008	5.64%	—	10,000,000
January 2015	2.82%	15,000,000	—
January 2015	3.04%	15,000,000	—
April 2018	3.17%	5,000,000	—

		$35,000,000	$10,000,000

Weighted average interest rate		2.96%	5.64%

The advances outstanding at June 30, 2008 are putable fixed-rate advances. They can be terminated at the option of the FHLB after a stated lockout period. If the option is exercised, the Bank could repay this advance without a prepayment penalty.
In 2007, the FHLB exercised their option to convert an advance with a maturity date in 2008 to LIBOR. The Bank repaid the advances at the time of conversion without penalty.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 9 – SUBORDINATED DEBENTURES, NOTES PAYABLE AND OTHER BORROWINGS
Line of Credit: On February 23, 2006, one of the Company’s subsidiaries obtained a $4.0 million dollar line of credit from another financial institution with a drawn principal balance of $950,000 and $1,260,000 as of June 30, 2008 and 2007. The line is collateralized by the Company’s Solon headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate minus 75 basis points. The loan is due on demand. At June 30, 2008, the interest rate was 4.25% and at June 30, 2007 it was 7.50%.
Subordinated Debt: In June 2004, the Company formed a special purpose entity, PVF Capital Trust I (“Trust”), for the sole purpose of issuing $10,000,000 of variable-rate trust preferred securities. The Company issued Subordinated Deferrable Interest Debentures (“subordinated debentures”) to the Trust in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred security carries a variable interest rate that adjusts to the three month LIBOR rate plus 260 basis points. At June 30, 2008 and 2007 the interest rate was 5.52% and 7.96%.
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
Repurchase Agreement: In March 2006, the Bank entered into a $50 million repurchase agreement (“Repo”) with another institution (Citigroup) collateralized by $51.5 million in mortgage-backed securities and $7.6 million in securities. The Repo is for a five year term. Interest was adjustable quarterly during the first year based on the three month LIBOR rate minus 100 basis points. After year one, the rate adjusted to 4.99% and the Repo became callable quarterly at the option of the issuer.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 10 – FEDERAL INCOME TAXES
The provision for federal income taxes differs from the amounts computed by applying the U.S. federal income tax statutory rate to income before federal income taxes. These differences are reconciled as follows:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Computed expected tax	$(768,433)	(35.0%)	$2,084,109	35.0%	$2,413,425	35.0%
Increase (decrease) in tax resulting from:
Benefit of graduated rates	21,955	1.0	(59,546)	(1.0)	(68,955)	(1.0)
Affordable housing tax credit	(81,758)	(3.7)	(111,645)	(1.9)	(111,645)	(1.6)
Bank-owned life insurance	(271,599)	(12.4)	(296,083)	(5.0)	(203,132)	(2.9)
Stock compensation	38,341	1.7	57,076	1.0	51,757	0.8
Other, net	(33,371)	(1.5)	46,361	0.8	(28,951)	(0.5)

	$(1,094,865)	(49.9%)	$1,720,272	28.9%	$2,052,499	29.8%

The net tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2008 and 2007 are:

	2008	2007
Deferred tax assets:
Loan loss reserves	$2,283,673	$1,317,348
Deferred compensation	1,279,844	1,081,068
Deferred loan fees, net	131,806	—
Other	167,251	227,637

Total gross deferred tax assets	3,862,574	2,626,053

Deferred tax liabilities:
Deferred loan costs	—	(304,861)
FHLB stock dividend	(1,983,373)	(1,871,513)
Originated mortgage servicing asset	(1,495,586)	(1,504,941)
Fixed assets	(607,216)	(848,122)
Prepaid franchise tax	(189,663)	(171,972)
Unrealized losses on loans held for sale	(26,426)	(440)
Other	(109,482)	(100,549)

Total gross deferred tax liabilities	(4,411,746)	(4,802,398)

Net deferred tax liability	$(549,172)	$(2,176,345)

A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. In management’s opinion, it is more likely than not that the tax benefits will be realized; consequently, no valuation allowance has been established as of June 30, 2008 or 2007.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 10 – FEDERAL INCOME TAXES (Continued)
Retained earnings at June 30, 2008 and 2007 include approximately $4,516,000 for which no provision for federal income tax has been made. The related unrealized deferred tax liability was approximately $1,535,000 at June 30, 2007 and 2007. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and non-qualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income expense for tax purposes only, which would be subject to the then current corporate income tax rate. Recapture would not occur upon the reorganization, merger, or acquisition of the Bank, nor if the Bank is merged or liquidated tax-free into a bank or undergoes a charter change. If the Bank fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
NOTE 11 – LEASES
The Company leases certain premises from unrelated and related parties. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at June 30, 2008:

	Leases With	Leases With
	Unrelated	Related	Total
Year ending June 30,	Parties	Parties	Leases
2009	$671,427	$222,268	$893,695
2010	471,111	222,268	693,379
2011	265,827	176,676	442,503
2012	220,002	153,880	373,882
2013	77,396	104,320	181,716
Thereafter	—	79,540	79,540

Total minimum lease payments	$1,705,763	$958,952	$2,664,715

During the years ended June 30, 2008, 2007, and 2006, rental expense was $914,752, $901,695, and $898,448, respectively. Rental expense related to related party leases was $222,268, $213,973, and $204,031, for the years ended June 30, 2008, 2007, and 2006, respectively.
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

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 12 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (Continued)
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
At June 30, 2008 and 2007, the Bank had the following commitments to originate loans intended to be held in the portfolio:

	2008	2007
Commitments to fund variable-rate mortgage loans	$6,412,000	$12,626,900
Commitments to fund equity lines of credit	91,781,000	99,257,000
Undisbursed portion of loan proceeds	46,367,000	60,795,479
Standby letters of credit	2,486,000	4,051,000
At June 30, 2008 and 2007, the Bank had interest rate-lock commitments on $16,755,000 and $29,312,000 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of June 30, 2008 and 2007 was estimated to be $8,000 and ($367,000), respectively. To mitigate the interest rate risk represented by these interest rate-lock commitments the Bank entered into contracts to sell mortgage loans of $10,218,000 and $20,105,000 as of June 30, 2008 and 2007. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at June 30, 2008 and 2007 was estimated to be $75,000 and $244,000 and, respectively.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
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
OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 2008, the adjusted total minimum regulatory capital regulations require institutions to have tangible capital to adjusted total assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum rate of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk weighted assets of 8.0%. At June 30, 2008 and 2007, the Bank exceeded all of the aforementioned regulatory capital requirements.
Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At June 30, 2008, this limitation was $4,408,868.
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

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 13 – REGULATORY CAPITAL (Continued)
At June 30, 2008 and 2007, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total Capital to risk weighted assets	90,286	12.99%	55,584	8.00%	69,480	10.00%
Tier 1 (Core) Capital to risk weighted assets	83,972	12.09%	27,792	4.00%	41,688	6.00%
Tier 1 (Core) Capital to adjusted total assets	83,972	9.69%	34,704	4.00%	43,380	5.00%
Tangible Capital to adjusted total assets	83,972	9.69%	13,014	1.50%	N/A	N/A

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total Capital to risk weighted assets	91,323	13.08%	55,838	8.00%	69,798	10.00%
Tier 1 (Core) Capital to risk weighted assets	87,636	12.56%	27,919	4.00%	41,879	6.00%
Tier 1 (Core) Capital to adjusted total assets	87,636	9.72%	36,073	4.00%	45,091	5.00%
Tangible Capital to adjusted total assets	87,636	9.72%	13,527	1.50%	NA	NA

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 14 – RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates in 2008 were as follows.

Beginning balance	$ 7,579,327
New Loans	—
Repayments	(2,350,539)

Ending balance	$ 5,228,788

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
Options outstanding at June 30, 2008 were as follows:

			Outstanding		Exercisable
				Weighted Average		Weighted
Range of				Remaining		Average
Exercise				Contractual		Exercise
Price			Number	Life	Number	Price
$5.49	–	$6.10	87,635	1.64	87,635	$5.72
$6.75	–	$7.76	121,778	2.22	121,778	$7.34
$8.32	–	$13.64	324,013	6.09	211,944	$10.97

Total			533,426	4.48	421,357	$8.83
There were 116,166 shares available for future issuance under existing stock option plans.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 15 – STOCK OPTIONS (Continued)
A summary of the activity in the plan is as follows:

	2008
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding beginning of year	582,150	$9.12
Forfeited	(300)	10.64
Exercised	(48,424)	6.94
Granted	—	—

Outstanding end of year	533,426	$9.32

Exercisable end of year	421,357	$8.83

The weighted average remaining contractual life of options outstanding was 4.48 years.
For the years ended June 30, 2008, 2007, and 2006 compensation expense of $112,768, $218,691, and $214,761 was recognized in the income statement related to the vesting of awards. An income tax benefit of $17,787 and $21,262 was recognized related to this expense in 2007 and 2006.
As of June 30, 2008, there was $266,976 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 2.7 years. All outstanding and unvested options are expected to vest.
The aggregate intrinsic value of all options outstanding at June 30, 2008 was $157,175. The aggregate intrinsic value of all options that were exercisable at June 30, 2008 was $157,175. The intrinsic value of options exercised in 2008, 2007, and 2006 was $388,042, $156,042, and $137,946.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. All options are expected to vest based on the Company’s experience. The expected term of options granted is based on historical data represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The following weighted-average assumptions were used for grants in each of the respective years.

	2007	2006
Risk-free interest rate	4.56%	4.57%
Dividend yield	2.74%	2.67%
Expected volatility	24.95%	31.56
Expected life in years	9.14	9.72
The weighted average fair value of options granted in 2007 was $2.83 and in 2006 was $3.69.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 16 – EARNINGS (LOSS) PER SHARE
The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for the years ended June 30:

		2008
			Per-Share
	Net Income	Shares	Amount
Basic earnings (loss) per share:
Income available to common shareholders	$(1,100,657)	7,765,780	$(0.14)
Dilutive effect of assumed exercises of stock options	—	—	(0.00)

Diluted earnings (loss) per share:
Income available to common shareholders	$(1,100,657)	7,765,780	$(0.14)

		2007
			Per-Share
	Net Income	Shares	Amount
Basic earnings (loss) per share:
Income available to common shareholders	$4,234,324	7,724,436	$0.55
Dilutive effect of assumed exercises of stock options	—	98,571	(0.01)

Diluted earnings (loss) per share::
Income available to common shareholders	$4,234,324	7,823,007	$0.54

		2006
			Per-Share
	Net Income	Shares	Amount
Basic earnings (loss) per share:
Income available to common shareholders	$4,843,001	7,716,770	$0.63
Dilutive effect of assumed exercises of stock options	—	129,199	(0.01)
Diluted earnings (loss) per share:

Income available to common shareholders	$4,843,001	7,845,969	$0.62

There were 533,426, 51,590, and 205,236 options not considered in the diluted earnings (loss) per share calculation for the years ended June 30, 2008, 2007, and 2006, respectively because they were not dilutive.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and estimated fair values of financial instruments at year end were as follows:

	June 30, 2008		June 30, 2007
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
	(in thousands)
Assets:
Cash and amounts due from depository institutions	$7,456	$7,456	$20,293	$20,293
Interest-bearing deposits	701	701	622	622
Federal funds sold	9,648	9,648	7,542	7,542
Securities held to maturity	7,580	7,604	58,000	58,069
Equity securities	1,890	1,890	—	—
Mortgage-backed securities held to maturity	55,151	53,259	25,880	24,557
Loans receivable	714,492	716,047	713,329	719,711
Loans receivable held for sale, net	7,831	7,831	14,993	14,993
Federal Home Loan Bank stock	12,641	NA	12,312	NA
Accrued interest receivable	4,345	4,345	4,197	4,197
Mandatory forward sales contracts	75	75	244	244

Liabilities:
Demand deposits and passbook savings	(162,307)	(162,307)	(163,187)	(163,187)
Time deposits	(497,078)	(503,694)	(494,865)	(495,641)
Line of credit	(950)	(950)	(1,260)	(1,260)
Advances from the Federal Home Loan Bank of Cincinnati	(44,000)	(43,998)	(75,000)	(75,019)
Repurchase agreement	(50,000)	(51,455)	(50,000)	(49,096)
Subordinated debentures	(20,000)	(20,000)	(20,000)	(20,000)
Accrued interest payable	(444)	(444)	(444)	(444)
Commitments to make loans intended to be sold	8	8	(367)	(367)
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

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
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
Federal Home Loan Bank stock. It was not practical to determine fair value of FHLB stock due to restrictions placed on its transferability.
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
Off-balance-sheet instruments. The fair value of commitments is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of undisbursed lines of credit is based on fees currently charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The carrying amount and fair value of off-balance-sheet instruments is not significant as of June 30, 2008 and 2007.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 18 – PARENT COMPANY
The following are condensed statements of financial condition as of June 30, 2008 and 2007 and related condensed statements of operations and cash flows for the years ended June 30, 2008, 2007 and 2006 for PVF Capital Corp.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2008	2007
Cash and amounts due from depository institutions	$10,944	$30,368
Prepaid expenses and other assets	2,690,787	2,028,039
Investment in Bank subsidiary	83,971,772	87,635,883
Investment in non-Bank subsidiaries	3,293,222	3,122,905

Total assets	$89,966,725	$92,817,195

Accrued expenses and other liabilities	$891,391	$1,327,354
Subordinated debentures	20,000,000	20,000,000
Stockholders’ equity	69,075,334	71,489,841

Total liabilities and stockholders’ equity	$89,966,725	$92,817,195

CONDENSED STATEMENTS OF OPERATIONS

	2008	2007	2006
Income:
Mortgage banking activities	$9,521	$24,572	$9,055
Dividends from Bank subsidiary	4,000,000	—	2,400,000
Interest Income	26	38	—

	4,009,547	24,610	2,409,055

Expenses:
Interest expense	1,463,602	1,549,920	693,292
General and administrative	718,800	374,487	213,035

	2,182,402	1,924,407	906,327

Income (loss) before federal income taxes and equity in undistributed net income of subsidiaries	1,827,145	(1,899,797)	1,502,728
Federal income tax benefit	738,771	645,931	304,956

Income (loss) before equity in undistributed net income of subsidiaries	2,565,916	(1,253,866)	1,807,684
Equity in undistributed net income of subsidiaries	(3,666,573)	5,488,190	3,035,317

Net income (loss)	$(1,100,657)	$4,234,324	$4,843,001

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
NOTE 18 – PARENT COMPANY (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	2008	2007	2006
Operating activities:
Net income (loss)	$(1,100,657)	$4,234,324	$4,843,001
Equity in undistributed net income of subsidiaries	3,666,573	(5,488,190)	(3,035,317)
Other, net	(818,722)	(450,283)	(285,743)

Net cash from (used in) operating activities	1,747,194	(1,704,149)	1,521,941

Investing activities:
Advance to subsidiary	232,000	(52,500)	800,000
Investment in subsidiary	—	(6,000,000)	—

Net decrease in cash from investing activities	232,000	(6,052,500)	800,000

Financing activities:
Repayment on note payable	—	—	—
Proceeds from subordinated debentures	—	10,000,000	—
Proceeds and income tax benefit from exercise of stock options	396,181	311,536	144,737
Stock purchased and retired	(96,426)	(293,541)	(141,104)
Dividends paid	(2,298,373)	(2,286,382)	(2,235,692)
Purchase of treasury stock	—	—	(255,742)

Net cash from (used in) financing activities	(1,998,618)	7,731,613	(2,487,801)

Net increase (decrease) in cash and cash-equivalents	(19,424)	(25,036)	(165,859)
Cash and cash equivalents at beginning of year	30,368	55,404	221,263

Cash and cash equivalents at end of year	$10,944	$30,368	$55,404

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008, 2007 and 2006
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
The total of the Company’s matching and profit sharing contribution cost related to the plan for the years ended June 30, 2008, 2007, and 2006 was $111,459, $100,041, and $127,093, respectively.
Supplemental Executive Retirement Plan: During fiscal year 2000, the Company established a Supplemental Executive Retirement Plan (“SERP”) to provide additional retirement benefits to participating executive officers. The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under the Company’s tax-qualified benefit plans pursuant to limitations under the Internal Revenue Code. The SERP is subject to certain vesting provisions, and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement. For the years ended June 30, 2008, 2007, and 2006, the Company recognized expense under the SERP of $584,634, $558,783, and $450,000, respectively. The accrued SERP liability at June 30, 2008 and 2007 included in accrued expenses and other liabilities totaled $3,650,892 and $3,066,258.

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited consolidated quarterly results of operations for 2008 and 2007 (in thousands of dollars, except per share data): (1)

	Quarters for the year ended June 30, 2008
	First	Second	Third	Fourth
Interest income	$15,292	$14,467	$13,573	$13,154
Interest expense	9,435	9,201	8,382	7,257

Net interest income	5,857	5,266	5,191	5,897
Provision for loan losses (2)	593	82	819	4,564
Non-interest income	798	834	1,214	388
Non-interest expense	5,286	5,025	5,193	5,302

Income before Federal income taxes	776	993	393	(4,357)
Federal income taxes	165	261	92	(1,612)

Net income	$611	$732	$301	$(2,745)

Basic earnings per share	$0.08	$0.09	$0.04	$(0.35)

Diluted earnings per share	$0.08	$0.09	$0.04	$(0.35)

	Quarters for the year ended June 30, 2007
	First	Second	Third	Fourth
Interest income	$15,710	$15,659	$15,196	$15,455
Interest expense	8,917	9,227	9,101	9,461

Net interest income	6,793	6,432	6,095	5,994
Provision for loan losses	(160)	252	(1)	1,012
Non-interest income	795	938	853	790
Non-interest expense	5,471	5,484	5,302	5,376

Income before Federal income taxes	2,277	1,634	1,647	396
Federal income taxes	714	497	470	39

Net Income	$1,563	$1,137	$1,177	$357

Basic earnings per share	$0.20	$0.15	$0.15	$0.05

Diluted earnings per share	$0.20	$0.15	$0.15	$0.05

(1)	The total of the four quarterly amounts may not equal the full year amount due to rounding.

(2)	In the fourth quarter of the fiscal year ended June 30, 2008, the Company provided $4,731,000 for loan losses. This provision was based on management’s judgment about credit risk in the loan portfolio and additional specific reserves established for impaired loans.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its principal executive officer and principal accounting officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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
With the supervision and participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that PVF Capital Corp. maintained effective internal control over financial reporting as of June 30, 2008.
The Company’s independent registered public accounting firm, Crowe Horwath LLP, has issued their report on management’s assessment of the Company’s internal control over financial reporting. That report is included in this Annual Report.

/s/ John R. Male	/s/ C. Keith Swaney

Chairman of the Board	President, Chief Operating Officer
and Chief Executive Officer	and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
PVF Capital Corp.
Solon, Ohio
We have audited PVF Capital Corp.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PVF Capital Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, PVF Capital Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of PVF Capital Corp. as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008, and our report dated September 15, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ Crowe Horwath LLP
Cleveland, Ohio
September 15, 2008

Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
Directors
     The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”).
Executive Officers
     See Part I, Item 1, “Description of Business — Executive Officers of the Company” of this Annual Report on Form 10-K.
Corporate Governance
     Information regarding the Company’s Audit Committee and Audit Committee financial expert is incorporated herein by reference to the section captioned “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” in the Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
     Information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.
Code of Ethics
     The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees.
Item 11. Executive Compensation
     The information contained under the section captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b)	The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors” and “Voting Securities and Principal Holders Thereof” of the Proxy Statement.

(c)	Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2008.

(c)
Number of securities remaining
	(a)	(b)	available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation
	upon exercise of outstanding	price of outstanding	plans (excluding securities
	options, warrants & rights (1)	options, warrants and rights	reflected in column (a))(1)
Equity compensation plans approved by security holders	533,426	$9.32	116,166
Equity compensation plans not approved by security holders	—	—	—

Total	533,426	9.32	116,166

(1)	Adjusted for a 10% stock dividend paid on the Common Stock on September 1, 1997, a 50% stock dividend paid on the Common Stock on August 17, 1998, a 10% stock dividend paid on the Common Stock on September 7, 1999, a 10% stock dividend paid on the Company’s Common Stock on September 1, 2000, a 10% stock dividend paid on the Common Stock on August 31, 2001, a 10% stock dividend paid on the Common Stock on August 30, 2002, a 10% dividend paid on the Common Stock on August 29, 2003, a 10% dividend paid on the Common Stock on August 31, 2004 and a 10% dividend paid on the Common Stock on August 31, 2005.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     The information required by this item is incorporated herein by reference to the section captioned “Proposal 1 – Election of Directors” of the Proxy Statement.
Corporate Governance
     The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers” in the Proxy Statement.
Item 14. Principal Accounting Fees and Services
     Information required by this item is incorporated herein by reference to the section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1.	Report of Independent Registered Public Accounting Firm (incorporated by reference to Item 8 of this Annual Report).

Consolidated Financial Statements (incorporated by reference to Item 8 of this Annual Report).
(a)	Consolidated Statements of Financial Condition, at June 30, 2008 and 2007

(b)	Consolidated Statements of Operations for the Years Ended June 30, 2008, 2007 and 2006

(c)	Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2008, 2007 and 2006

(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2008, 2007 and 2006

(e)	Notes to Consolidated Financial Statements.
2.	All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description

3.1	Articles of Incorporation, as amended and restated	(2)

3.2	Code of Regulations, as amended and restated	(6)

3.3	Bylaws, as amended and restated	(5)

4	Specimen Common Stock Certificate	(1)

10.1	Park View Federal Savings Bank Conversion Stock Option Plan †	(1)

10.2	PVF Capital Corp. 1996 Incentive Stock Option Plan †	(1)

10.3	Severance Agreements between PVF Capital Corporation and each of John R. Male, C. Keith Swaney and Jeffrey N. Male †	(7)

10.4	Park View Federal Savings Bank Supplemental Executive Retirement Plan as amended and restated	(8)

10.5	PVF Capital Corp. 2000 Incentive Stock Option Plan and Deferred Compensation Plan†	(3)

10.6	Management Incentive Compensation Plan	(9)

14	Code of Ethics	(4)

21	Subsidiaries of the Registrant

23.1	Consent of Crowe Horwath LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-24948).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003 (Commission File No. 0-24948).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004 (Commission File No. 0-24948).

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2005 (Commission File No. 0-24948).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2008 (Commission File No. 0-24948).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 0-24948).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2006 (Commission File No. 0-24948).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007 (Commission File No. 0-24948).

†	Management contract or compensatory plan or arrangement.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.
September 11, 2008	By:	/s/ John R. Male
John R. Male
Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Male John R. Male	September 11, 2008
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ C. Keith Swaney C. Keith Swaney	September 11, 2008
President, Chief Operating Officer and
Treasurer
(Principal Financial and Accounting Officer)

/s/ Robert K. Healey Robert K. Healey	September 11, 2008
Director

/s/ Stanley T. Jaros Stanley T. Jaros	September 11, 2008
Director

/s/ Stuart D. Neidus Stuart D. Neidus	September 11, 2008
Director

/s/ Gerald A. Fallon Gerald A. Fallon	September 11, 2008
Director

/s/ Raymond J. Negrelli Raymond J. Negrelli	September 11, 2008
Director

/s/ Ronald D. Holman, II Ronald D. Holman, II	September 11, 2008
Director