Form 10-Q
period 2008-09-30
PVF CAPITAL CORP
filed 2008-11-10
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,773,823
(Class)	(Outstanding at November 7, 2008)

PVF CAPITAL CORP.

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008	June 30,
	unaudited	2008
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$16,302,973	$7,455,720
Interest bearing deposits	39,308,113	700,674
Federal funds sold	0	9,648,000

Total cash and cash equivalents	55,611,086	17,804,394
Securities available for sale	151,200	1,890,000
Securities held to maturity (fair values of $7,703,812 and $7,603,907, respectively)	7,580,000	7,580,000
Mortgage-backed securities held to maturity (fair values of $56,479,031 and $53,259,867, respectively)	56,995,644	55,151,069
Loans receivable held for sale at fair value	3,392,286	7,830,994
Loans receivable, net of allowance of $8,843,278 and $9,653,972, respectively	716,702,784	714,492,406
Office properties and equipment, net	9,257,696	9,232,711
Real estate owned, net	7,942,032	4,064,708
Federal Home Loan Bank stock	12,811,100	12,640,600
Bank owned life insurance	23,061,964	23,009,038
Prepaid expenses and other assets	11,726,156	13,706,218

Total Assets	$905,231,948	$867,402,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$709,720,446	$659,385,765
Short-term advances from the Federal Home Loan Bank	0	9,000,000
Line of credit	1,375,000	950,000
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	20,000,000	20,000,000
Advances from borrowers for taxes and insurance	6,281,273	8,973,604
Accrued expenses and other liabilities	14,810,319	15,017,435

Total Liabilities	837,187,039	798,326,804

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,246,548 shares issued	82,465	82,465
Additional paid-in-capital	69,181,999	69,155,729
Retained earnings	2,617,592	3,674,287
Accumulated other comprehensive income (loss)	0	0
Treasury Stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	68,044,909	69,075,334

Total Liabilities and Stockholders’ Equity	$905,231,948	$867,402,138

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Interest and dividends income
Loans	$11,412,241	$13,927,505
Mortgage-backed securities	700,273	318,688
Federal Home Loan Bank stock dividends	170,557	201,708
Securities	121,059	687,112
Federal funds sold and interest bearing deposits	86,793	156,955

Total interest and dividends income	12,490,923	15,291,968

Interest expense
Deposits	5,942,553	7,315,879
Short-term borrowings	9,099	937,102
Long-term borrowings	910,714	791,939
Subordinated debt	325,445	390,012

Total interest expense	7,187,811	9,434,932

Net interest income	5,303,112	5,857,036

Provision for loan losses	691,000	593,400

Net interest income after provision for loan losses	4,612,112	5,263,636

Noninterest income, net
Service and other fees	178,254	222,898
Mortgage banking activities, net	457,699	400,381
Increase in cash surrender value of bank owned life insurance	52,926	253,216
Impairment of securities	(1,738,800)	0
Other, net	8,557	(78,218)

Total noninterest income, net	(1,041,364)	798,277

Noninterest expense
Compensation and benefits	2,558,015	2,964,431
Office occupancy and equipment	706,750	801,853
Other	1,670,852	1,519,963

Total noninterest expense	4,935,617	5,286,247

Income (loss) before federal income tax provision	(1,364,869)	775,666

Federal income tax provision (benefit)	(463,612)	164,600

Net income (loss)	($901,257)	$611,066

Basic earnings (loss) per share	($0.12)	$0.08

Diluted earnings (loss) per share	($0.12)	$0.08

Dividends declared per common share	$0.010	$0.074

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Operating Activities
Net income	($901,257)	$611,066
Adjustments to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	1,814	6,330
Depreciation and amortization	314,723	403,910
Provision for loan losses	691,000	593,400
Impairment of securities	1,738,800	0
Accretion of deferred loan origination fees, net	(223,035)	(271,847)
(Gain) loss on sale of loans receivable held for sale, net	(126,492)	(182,121)
Loss on disposal of real estate owned, net	299,408	86,079
Market adjustment for loans held for sale	(67,332)	(50,400)
Change in fair value of mortgage banking derivatives	(111,618)	3,700
Stock compensation	26,270	32,036
Federal Home Loan Bank stock dividends	(170,500)	0
Change in accrued interest on securities, loans, and borrowings, net	1,108,214	(447,718)
Origination of loans receivable held for sale, net	(10,856,452)	(21,392,250)
Sale of loans receivable held for sale, net	15,316,926	28,440,657
Increase in cash surrender value of bank owned life insurance	(52,926)	(253,216)
Net change in other assets and other liabilities	(1,743,921)	(2,441,146)

Net cash from operating activities	5,243,622	5,138,480

Investing Activities
Loan repayments and originations, net	(10,568,538)	(9,722,627)
Principal repayments on mortgage-backed securities held to maturity	1,153,610	647,961
Mortgage-backed securities purchased	(3,000,000)	0
Proceeds from sale of real estate owned	3,713,463	449,578
Additions to office properties and equipment, net	(339,708)	(26,168)

Net cash from investing activities	(9,041,173)	(8,651,256)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	(9,493,854)	(9,924,711)
Net increase (decrease) in time deposits	59,828,535	(11,909,613)
Net increase (decrease) in short-term Federal Home Loan Bank advances	(9,000,000)	10,000,000
Net proceeds from (repayment of) line of credit	425,000	850,000
Proceeds from exercise of stock options	0	253,254
Stock repurchased and retired	0	(66,806)
Cash dividend paid	(155,438)	(572,583)

Net cash from financing activities	41,604,243	(11,370,459)

Net increase in cash and cash equivalents	37,806,692	(14,883,235)

Cash and cash equivalents at beginning of period	17,804,394	28,457,579

Cash and cash equivalents at end of period	$55,611,086	$13,574,344

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$6,002,738	$9,445,388
Cash payments of income taxes	$0	$0
Supplemental noncash investing activity:
Transfer of loans to real estate owned	$7,890,196	$991,310
See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1
PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended
September 30, 2008 and 2007
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2008 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2009. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ CAPITAL MARKET under the symbol PVFC.
2. Allowance for loan losses: A summary of the changes in the allowance for loan losses for the three months ended September 30, 2008 and 2007 is as follows:

	2008	2007
Beginning balance	$9,653,972	$4,580,549
Provision for loan losses	691,000	593,400
Charge-offs	(1,501,694)	(374,022)
Recoveries	—	—

Ending balance	$8,843,278	$4,799,927

At September 30, 2008 and June 30, 2008, the recorded investment in loans, which have individually been identified as being impaired, totaled $22,352,000 and $21,118,964, respectively. Included in the impaired amount at September 30 and June 30, 2008, is $6,261,787 and $10,777,183, respectively, related to loans with a corresponding valuation allowance of $2,085,127 and $2,792,048, respectively. At September 30, 2008 and June 30, 2008, $16,090,213 and $5,259,155 of impaired loans had no allowance for loan losses allocated.
3. Other-than-temporary impairment of securities: Included in securities is floating rate preferred stock issued by FHLMC and FNMA. For the three-months ended September 30, 2008, the Company recognized a $1,739,000 pre-tax charge for the other-than-temporary decline in fair value of these holdings.
On September 7, 2008, the U.S. Treasury Department and the Federal Housing Finance Agency announced that FNMA and FHLMC had been placed into conservatorship. Dividends on the preferred shares of the entities have been suspended.
4. Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment.” The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense is being recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any granted since that date. Prior interim periods and fiscal year results were not restated. For the quarters ended September 30, 2008 and 2007, compensation expense of $26,270 and $32,036, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. No income tax benefit was recognized related to these expenses.
As of September 30, 2008, there was $240,706 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 2.4 years.
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
The aggregate intrinsic value of all options outstanding at September 30, 2008 was $0. The aggregate intrinsic value of all options that were exercisable at September 30, 2008 was $0.
A summary of the activity in the plan is as follows:

	Three months ended
	September 30, 2008
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	533,426	$9.32
Forfeited	—	—
Exercised	—	—
Granted	—	—

Options outstanding, end of period	533,426	$9.32

Options exercisable, end of period	421,357	$8.83
The weighted average remaining contractual life of options outstanding as of September 30, 2008 was 4.2 years. The weighted average remaining contractual life of vested options outstanding as of September 30, 2008 was 3.9 years.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three months ended
	September 30,
	2008	2007
Proceeds from options Exercised	$0	$253,254
Related tax benefit Recognized	0	0
Intrinsic value of options exercised	$0	$283,397
There were no options granted during the three-month periods ended September 30, 2008 and 2007.

Part I Financial Information
Item 1
5. The following table discloses earnings (loss) per share for the three months ended September 30, 2008 and September 30, 2007.

	Three months ended September 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net Income (loss)	$(901,257)	7,747,683	$(0.12)	$611,066	7,747,683	$0.08

Effect of Stock Options		—	0.00		218,054	0.00

Diluted EPS
Net Income (loss)	$(901,257)	7,747,683	$(0.12)	$611,066	7,965,737	$0.08
There were 533,426 options not considered in the diluted earnings per share calculation for the three-month period ended September 30, 2008, because they were not dilutive. There were no options not considered in the diluted earnings per share calculation for the three-month period ended September 30, 2007.
6. Mortgage Banking Activities:
Loans held for sale were as follows:

	September 30,	June 30,
	2008	2008
Loans held for sale	$3,392,286	$7,872,155
Less: Allowance to adjust to lower of cost or market	—	(41,161)

Loans held for sale, net	$3,392,286	$7,830,994
The Company adopted the fair value option for accounting for its loans held for sale effective July 1, 2008. Since loans held for sale were carried at fair value as of June 30, 2008, there was no impact on the financial statements upon adoption.
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

	Three Months Ended
	September 30,
	2008	2007
Servicing rights:
Beginning of period	$4,398,783	$4,426,296
Additions	172,059	334,495
Amortized to expense	(360,423)	(330,444)

End of period	$4,210,419	$4,430,347

Part I Financial Information
Item 1
Mortgage banking activities, net as presented in the consolidated statements of operations consist of the following. These amounts do not include noninterest expense related to mortgage banking activities.

	Three Months Ended
	September 30,
	2008	2007
Mortgage loan servicing fees	$512,680	$502,004

Amortization and impairment of mortgage loan servicing rights	(360,423)	(330,444)

Market adjustments for loans held for sale	67,332	50,400

Change in fair value of mortgage banking derivatives	111,618	(3,700)

Gain on sales of loans	126,492	182,121

Mortgage banking activities, net	$457,699	$400,381

7. Uncertain Income Tax Positions:
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
8. Adoption of New Accounting Standards:
In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement.” This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 06-04 did not have a material effect on the financial statements as the Company has no endorsement split-dollar arrangements.

Part I Financial Information
Item 1
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on the Company’s financial statements other than additional disclosures.
On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”. This FSP does not change existing GAAP, but seeks to clarify how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. The FSP provides one example on how to calculate fair value when there is not an active market for that financial asset. Key concepts addressed include distressed sales, the use of third party pricing information, use of internal assumptions, and others. The FSP was effective upon issuance and therefore it applies to the financial statements for the three month period ended September 30, 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the fair value option for its loans held for sale in order to mitigate volatility in reported earnings that would otherwise result accounting for the mortgage banking pipeline at fair value and continuing to account for its loans held for sale under the tradition lower-of-cost-or-market model. There was not an impact on the financial statements upon adoption.
9. Fair Value
FASB Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use to price an asset or liability.
The Company used the following methods and significant assumptions to estimate fair value.

Part I Financial Information
Item 1
Securities: The fair values of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges.
Loans held for sale: The fair value of loans held for sale is determined using quoted secondary market prices.
Mortgage banking pipeline derivatives: The fair value of loan commitments is measured using current market rates for the associated mortgage loans. The fair value of mandatory forward sales contracts is measured using secondary market pricing.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2008 are summarized below:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$151,200	$151,200	—	—
Loans held for sale	$3,392,286	—	$3,392,286	—
Mortgage-banking pipeline derivative	$194,144	—	$194,144	—
Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2008 are summarized below:

Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$6,261,787	—	—	6,261,787
Impaired loans, which are measured for impairment using the fair value of the collateral or the present value of estimated cash flows, had a carrying amount of $22.4 million. Of these, $6.3 million were carried at fair value, as a result of a specific valuation allowance of $2.1 million. The fair value of collateral is usually estimated by third-party or internal appraisals of the collateral. The present value of estimated cash flows is based on internal models of expected borrower activity. The provision for loan losses related to changes in the fair value of impaired loans during the three months ended September 30, 2008 was not material.
8. Participation in the Treasury Capital Purchase Program
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.
The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 2008 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
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
FINANCIAL CONDITION
The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. During the period, the Company used increases in deposits to repay short-term advances and to increase cash and cash equivalents in order to improve the Bank’s liquidity position.
In addition, the Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced. Consolidated assets of PVF were $905.2 million as of September 30, 2008, an increase of approximately $37.8 million, or 4.4%, as compared to June 30, 2008. The Bank remained in regulatory capital compliance for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 9.22%, 11.93% and 12.81%, respectively, at September 30, 2008.
During the three months ended September 30, 2008, the Company’s cash and cash

Part I Financial Information
Item 2
equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $37.8 million, or 212.3%, as compared to June 30, 2008. The change in the Company’s cash, cash equivalents and federal funds sold consisted of increases in interest-bearing deposits and cash of $47.5 million and a decrease in federal funds sold of $9.7 million. The increase in cash was primarily the result of a $25 million brokered deposit made at the end of the period in order to bolster the Company’s liquidity.
Loans receivable, net, increased by $2.2 million, or 0.3%, during the three months ended September 30, 2008. The increase in loans receivable included increases to commercial, multifamily, and equity line of credit loans, partially offset by decreases to land, one-to-four family, and construction loans.
Following is a breakdown of loans receivable at September 30, 2008 and June 30, 2008:

	September 30,	June 30,
	2008	2008
Real estate mortgages:
One-to-four family residential	$166,527,717	$168,532,008
Home equity line of credit	89,133,333	87,876,182
Multi-family residential	59,313,718	52,420,774
Commercial	190,359,510	174,403,925
Commercial equity line of credit	38,070,241	36,913,491
Land	69,319,034	73,544,594
Construction — residential	52,303,108	55,442,114
Construction — multi-family	5,454,889	5,802,842
Construction — commercial	29,528,576	38,303,228

Total real estate mortgages	700,010,126	693,239,158
Non-real estate loans	28,091,438	33,592,529

Total loans receivable	728,101,564	726,831,687
Net deferred loan origination fees	(2,555,502)	(2,685,309)
Allowance for loan losses	(8,843,278)	(9,653,972)

Loans receivable, net	$716,702,784	$714,492,406

The decrease of $4.4 million in loans receivable held for sale is the result of timing differences between the origination and the sale of loans. The increase of $1.8 million in mortgage-backed securities is the result of the purchase of $3.0 million in mortgage-backed securities offset by principal payments received of $1.2 million during the three-month period.
The increase of $3.9 million in real estate owned is the result of the addition of 22 single-family properties, 3 parcels of land, and 2 commercial properties totaling approximately $7.9 million offset by the disposal of 20 single-family properties, 1 parcel of land, and 1 commercial property totaling $4.0 million.
Deposits increased by $50.3 million, or 7.6%, as the result of management’s decision to obtain two six-month brokered deposits totaling $55.0 million in order to take advantage of attractive rates available as well as to improve the

Part I Financial Information
Item 2
Bank’s liquidity in a tight credit market. Advances decreased by $9.0 million as a result of the repayment of short-term borrowings. The decrease in advances from borrowers for taxes and insurance of $2.7 million is attributable to timing differences between the collection and payment of taxes and insurance. The decrease in prepaid expenses and other assets is primarily the result of a decrease in payments advanced on loans serviced for others.

RESULTS OF OPERATIONS	Three months ended September 30, 2008,
compared to three months ended
September 30, 2007.
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
PVF’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. In addition, net income is affected by the level of operating expenses, loan loss provisions and costs associated with the acquisition, maintenance and disposal of real estate.
The Company’s net loss for the three months ended September 30, 2008 was $901,257 as compared to net income of $611,066 for the prior year comparable period. This represents a decrease of $1,512,300 when compared with the prior year comparable period.
Net interest income for the three months ended September 30, 2008 decreased by $553,900, or 9.5%, as compared to the prior year comparable period. This resulted from a decrease of $2,801,000, or 18.3%, in interest income partially offset by a decrease of $2,247,100, or 23.8%, in interest expense. The decrease in net interest income was attributable to a decline of 15 basis points in the interest-rate spread for the quarter ended September 30, 2008 as compared to the prior year comparable period along with a decrease in both interest-earning assets and interest-bearing liabilities. The decrease in interest-rate spread resulted from margin compression attributable to declining rates on adjustable-rate loans, resulting from a decrease in short-term market rates not reflected in local market deposit pricing, along with an increase in nonperforming loans.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The following table presents comparative information for the three months ended September 30, 2008 and 2007 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities (dollars in thousands).

	September 30, 2008			September 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets

Loans (1)	$721,682	$11,412	6.33%	$725,558	$13,927	7.68%
Mortgage-backed securities	54,994	700	5.09%	25,613	319	4.98%
Investments and other	39,157	379	3.87%	82,139	1,046	5.09%

Total interest-earning assets	815,833	12,491	6.12%	833,310	15,292	7.34%

Non-interest-earning assets	70,627			52,293

Total assets	$886,460			$885,603

Interest-bearing liabilities

Deposits	$676,187	$5,943	3.52%	$643,257	$7,316	4.55%
Borrowings	87,553	920	4.20%	133,081	1,729	5.20%
Subordinated debt	20,000	325	6.50%	20,000	390	7.80%

Total interest-bearing liabilities	783,740	7,188	3.67%	796,338	9,435	4.74%

Non-interest-bearing liabilities	33,127			19,028

Total liabilities	$816,867			$815,366

Retained earnings	69,593			70,237

Total liabilities and R.E.	$886,460			$885,603

Net interest income		$5,303			$5,857

Interest-rate spread			2.45%			2.60%

Yield on interest-earning assets			2.60%			2.81%

Interest-earning assets to interest-bearing liabilities	104.09%			104.64%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the three months ended September 30, 2008, a provision for loan losses of $691,000 was recorded, while a provision for loan losses of $593,400 was recorded in the prior year comparable period. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. Management’s approach includes evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, for pools of performing loans segregated by collateral type, management is applying a prudent loss factor based on our historical loss experience, trends based on changes to non-performing loans and foreclosure activity and our subjective evaluation of the local population and economic environment. A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses.
The following table provides statistical measures of non-performing assets:

	September 30,	June 30,
	2008	2008
	(Dollars in thousands)
Loans on non-accruing status (1):
Real estate mortgages:
One-to-four family residential	$5,827	$6,453
Commercial	4,118	3,001
Multi-family residential	275	152
Construction and land	16,922	12,350
Non real estate	1,037	533

Total loans on non-accrual status:	$28,179	$22,489

Ratio of non-performing loans to total loans	3.91%	3.09%

Other non-performing assets (2)	$7,942	$4,065

Total non-performing assets	$36,121	$26,554

Total non-performing assets to total assets	3.99%	3.06%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.
The levels of non-accruing loans at June 30, 2008 and September 30, 2008 are attributable to poor current local and economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures as a result of the problems faced by subprime borrowers and the resulting contraction of residential credit available to all but the most creditworthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. The Company has significant exposure to the residential market in the Greater Cleveland area. As a result, the Company has seen a significant increase in non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Of the $28.2 million and $22.5 million in non-accruing loans at September 30, 2008 and June 30, 2008, $22.4 million and $16.0 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well secured. Through this process, we established specific loss reserves related to these loans outstanding at September 30, 2008 and June 30, 2008 of $2,085,127 and $2,792,048, respectively.
The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $387,689 and $453,470 for these loans as of September 30, 2008 and June 30, 2008, respectively.
There are $3.1 million and $3.0 million in performing loans that we have established specific loan loss reserves as of September 30, 2008 and June 30, 2008. These loans are collateralized by various forms of one to four family real estate, non-residential real estate or residential construction. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $321,033 and $93,202 for these loans as of September 30, 2008 and June 30, 2008, respectively.
The current period provision for loan losses reflects increases to specific loan loss reserves and changes to the overall volume and composition of the loan portfolio based upon the methodology described previously.
For the three months ended September 30, 2008, non-interest income decreased by $1,839,600, or 230.5%, from the prior year comparable period. This resulted primarily from an impairment charge of $1,738,800 from the markdown in value of preferred stock issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). In addition, earnings on bank-owned life insurance (“BOLI”) decreased by $200,300, service and other fees decreased by $44,600, while other, net increased by $86,800, and income from mortgage banking activities increased by $57,300.
The increase of $57,300 in mortgage banking activities resulted from a decrease in gains on the sale of loans and an increase in amortization of mortgage servicing rights, offset by an increase in the market value of loans held for sale and a

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
change in the fair value of mortgage banking derivatives pursuant to the adoption of SEC Staff Accounting Bulletin No. 109. During these periods, the Company pursued a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. The decrease in other, net is primarily the result of loss on investment relating to FHLMC and FNMA preferred stock during the current period.
Non-interest expense for the three months ended September 30, 2008 decreased by $350,600, or 6.6%, from the prior year comparable period. This resulted from a decrease in compensation and benefits of $406,400, a decrease in office occupancy and equipment of $95,100, partially offset by an increase in other non-interest expense of $150,900. The increase in other non-interest expense was primarily the result of increases in federal deposit insurance and outside services. Compensation and benefits decreased due to a decrease in staffing.
The federal income tax provision for the three-month period ended September 30, 2008 represented an effective rate of a negative 34.0% for the current period compared to an effective rate of 21.2% for the prior year comparable period. The effective rate in the prior period was reduced due to the increased proportion of pre-tax income consisting of an increase in the cash surrender value of BOLI.
LIQUIDITY AND CAPITAL RESOURCES
The Bank’s primary regulator, the Office of Thrift Supervision (“OTS”) has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At September 30, 2008 and June 30, 2008, the Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

September 30, 2008	Park View		Requirement for
	Federal	Percent of	Well-Capitalized
(dollars in thousands)	Capital	Assets(1)	Institution
Tangible capital	$83,272	9.22%	N/A
Tier-1 core capital	$83,272	9.22	5.00%
Tier-1 risk-based capital	$83,272	11.93	6.00
Total risk-based capital	$89,347	12.81	10.00

June 30, 2008	Park View		Requirement for
	Federal	Percent of	Well-Capitalized
(dollars in thousands)	Capital	Assets(1)	Institution
Tangible capital	$83,972	9.68%	N/A
Tier-1 core capital	$83,972	9.68	5.00%
Tier-1 risk-based capital	$83,972	12.09	6.00
Total risk-based capital	$90,286	12.99	10.00

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
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
During the current period the Company enhanced its liquidity position by increasing its deposits and cash and cash equivalents as well as increasing its collateral borrowing position. Management believes the Company maintains sufficient liquidity to meet current operational needs.
Our ability to continue to pay cash dividends is limited by cash needs at the holding company level.
Our holding company, PVF Capital Corp., has certain ongoing cash needs primarily related to trust preferred securities and the payment of dividends to stockholders. Interest payments on the trust preferred securities instruments totaled $324,000 during the quarter ended September 30, 2008. Cash dividends to stockholders totaled $77,700 for the quarter ended September 30, 2008. Cash at the Company totaled $130,700 at September 30, 2008.
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
As of September 30, 2008, the Bank’s calendar year-to-date net income plus net income for the prior three calendar years totaled $7,682,900, and the Bank had the ability to pay additional dividends to the Company of up to $3,282,900 upon notice to the OTS. Dividends in excess of this amount plus additional net income earned in the future would require application to the OTS. Our ability to continue to pay dividends to stockholders at the current rate will depend on our ability to generate sufficient income and maintain sufficient capital at the Bank to continue to pay dividends to the Company.

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
During most of the three-month period ended September 30, 2008, despite declining short-term rates, competitive local market demand for deposits has resulted in only a modest decrease to the Bank’s cost of funds, while the yield on interest-earning assets has declined due to decreases in short-term borrowing rates along with increases in impaired loans, resulting in a decrease in interest-rate spread. The compression of interest-rate spread is a function of a flatter yield curve for much of the period. Although the yield curve has returned to a more traditional positive slope during the current quarter, there remains a lag between market rates and the re-pricing of interest-earning assets and interest-bearing liabilities. Our strategy is to keep the maturities of interest-earning assets and interest-bearing liabilities short. Our efforts are focused on mitigating the impact of the shape of the yield curve on our interest-rate spread.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required

Part I Financial Information
Item 3
by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except as set forth in its Annual Report on Form 10-K for the year ended June 30, 2008.
Part II Other Information
Item 1. Legal Proceedings. N/A
Item 1A. Risk Factors
For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission on September 15, 2008. As of September 30, 2008, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Part I Financial Information
Item 3
otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. As of September 30, 2008, the Bank’s calendar year-to-date net income plus net income for the prior three calendar years totaled $7,682,900, and the Bank had the ability to pay additional dividends to the Company of up to $3,282,900 upon notice to the OTS. Dividends in excess of this amount plus additional net income earned in the future would require application to the OTS. Our ability to continue to pay dividends to stockholders at the current rate will depend on our ability to generate sufficient income and maintain sufficient capital at the Bank to continue to pay dividends to the Company.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
(a)	N/A

(b)	N/A

(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended September 30, 2008:

			(c) Total
			Number of
			Shares
			Purchased as	(d) Maximum Number
	(a) Total		Part of	of Shares that May
	Number of	(b) Average	Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
July 1 through July 31, 2008	0	$0.00	0	265,602

August 1 through August 31, 2008	0	$0.00	0	265,602

September 1 through September 30, 2008	0	$0.00	0	265,602

Total	0	$0.00	0	265,602
In August 2002, the Company announced a stock repurchase program to acquire up to 5% of the Company’s common stock. This plan was renewed for an additional year in August 2008. The plan is renewable on an annual basis and will expire in August 2009, if not renewed.
Item 3. Defaults Upon Senior Securities. N/A
Item 4. Submission of Matters to a Vote of Security Holders. N/A
Item 5. Other Information.
None.

Part I Financial Information (continued)
Item 3
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

PVF Capital Corp. (Registrant)
Date: November 7, 2008	/s/ C. Keith Swaney
C. Keith Swaney
President, Chief Operating Officer and Treasurer (Only authorized officer and Principal Financial Officer)