Form 10-Q
period 2008-12-31
PVF CAPITAL CORP
filed 2009-02-17
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2008.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,773,823

(Class)	(Outstanding at February 6, 2009)

PVF CAPITAL CORP.

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	June 30,
	unaudited	2008
ASSETS

Cash and cash equivalents:
Cash and amounts due from depository institutions	$15,962,680	$7,455,720
Interest bearing deposits	9,212,997	700,674
Federal funds sold	8,164,000	9,648,000

Total cash and cash equivalents	33,339,677	17,804,394
Securities available for sale	48,800	1,890,000
Securities held to maturity (fair values of $10,012,500 and $7,603,907, respectively)	10,000,000	7,580,000
Mortgage-backed securities held to maturity (fair values of $0 and $53,259,867, respectively)	—	55,151,069
Mortgage-backed securities available for sale	57,441,332	—
Loans receivable held for sale, net	4,282,728	7,830,994
Loans receivable, net of allowance of $11,000,008 and $9,653,972, respectively	722,056,090	714,492,406
Office properties and equipment, net	9,037,526	9,232,711
Real estate owned, net	9,501,781	4,064,708
Federal Home Loan Bank stock	12,811,100	12,640,600
Bank owned life insurance	23,005,748	23,009,038
Prepaid expenses and other assets	21,536,220	13,706,218

Total Assets	$903,061,002	$867,402,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$696,449,810	$659,385,765
Short-term advances from the Federal Home Loan Bank	—	9,000,000
Line of credit	1,375,000	950,000
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	20,000,000	20,000,000
Advances from borrowers for taxes and insurance	10,951,144	8,973,604
Accrued expenses and other liabilities	23,331,517	15,017,435

Total Liabilities	837,107,471	798,326,804

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,246,548 shares issued	82,465	82,465
Additional paid-in-capital	69,307,738	69,155,729
Retained earnings (accumulated deficit)	(45,680)	3,674,287
Accumulated other comprehensive income	446,155	—
Treasury Stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	65,953,531	69,075,334

Total Liabilities and Stockholders’ Equity	$903,061,002	$867,402,138

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Interest and dividends income
Loans	$10,928,594	$13,184,062	$22,340,835	$27,111,567
Mortgage-backed securities	687,260	313,595	1,387,533	632,283
Federal Home Loan Bank stock dividends	158,871	217,224	329,428	418,932
Securities	162,911	589,001	283,970	1,276,113
Federal funds sold and interest bearing deposits	25,791	162,789	112,584	319,744

Total interest and dividends income	11,963,427	14,466,671	24,454,350	29,758,639

Interest expense
Deposits	6,249,819	7,410,930	12,192,372	14,726,809
Short-term borrowings	700	563,943	9,799	1,501,045
Long-term borrowings	912,877	840,133	1,823,591	1,632,072
Subordinated debt	346,109	385,787	671,554	775,799

Total interest expense	7,509,505	9,200,793	14,697,316	18,635,725

Net interest income	4,453,922	5,265,878	9,757,034	11,122,914

Provision for loan losses	3,641,000	82,000	4,332,000	675,400

Net interest income after provision for loan losses	812,922	5,183,878	5,425,034	10,447,514

Noninterest income, net
Service and other fees	177,546	205,717	355,800	428,615
Mortgage banking activities, net	420,478	325,987	878,177	726,368
Increase (decrease) in cash surrender value of bank owned life insurance	(56,215)	214,405	(3,289)	467,621
Impairment of securities	(102,400)	0	(1,841,200)	0
Gain on the sale of securities	665,929	0	665,929	0
Other, net	74,218	87,882	82,775	9,664

Total noninterest income, net	1,179,556	833,991	138,192	1,632,268

Noninterest expense
Compensation and benefits	3,015,544	2,629,842	5,573,559	5,594,273
Office occupancy and equipment	698,928	813,118	1,405,678	1,614,971
Other	2,300,543	1,582,147	3,971,395	3,102,110

Total noninterest expense	6,015,015	5,025,107	10,950,632	10,311,354

Income (loss) before federal income tax provision	(4,022,537)	992,762	(5,387,406)	1,768,428

Federal income tax provision (benefit)	(1,301,000)	261,000	(1,764,612)	425,600

Net income (loss)	($2,721,537)	$731,762	($3,622,794)	$1,342,828

Basic earnings (loss) per share	($0.35)	$0.09	($0.47)	$0.17

Diluted earnings (loss) per share	($0.35)	$0.09	($0.47)	$0.17

Dividends declared per common share	$0.000	$0.074	$0.010	$0.148

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
Operating Activities
Net income	($3,622,794)	$1,342,828
Adjustments to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	16,497	11,471
Depreciation and amortization	606,009	796,333
Provision for loan losses	4,332,000	675,400
Impairment of securities	1,841,200	0
Accretion of deferred loan origination fees, net	(307,506)	(449,290)
(Gain) loss on sale of loans receivable held for sale, net	(171,878)	(228,959)
(Gain) loss on sale of mortgage-backed securities held for sale, net	(665,929)	0
Loss on disposal of real estate owned, net	322,486	194,178
Market adjustment for loans held for sale	(160,320)	(50,400)
Change in fair value of mortgage banking derivatives	(237,995)	(122,700)
Stock compensation	152,009	60,228
Federal Home Loan Bank stock dividends	(170,500)	0
Change in accrued interest on securities, loans, and borrowings, net	1,052,708	(43,720)
Origination of loans receivable held for sale, net	(20,265,561)	(44,555,348)
Sale of loans receivable held for sale, net	23,901,504	49,295,091
Increase in cash surrender value of bank owned life insurance	3,289	(467,621)
Net change in other assets and other liabilities	1,670,591	(2,121,544)

Net cash from operating activities	8,295,810	4,335,947

Investing Activities
Loan repayments and originations, net	(22,381,391)	1,034,200
Principal repayments on mortgage-backed securities held to maturity	1,912,965	1,137,777
Purchase of mortgage-backed securities available for sale	(67,967,811)	0
Sale of Mortgage-backed securities	65,090,007
Purchase of securities available for sale	0	(1,019,140)
Purchase of securities held to maturity	(10,000,000)	(32,580,000)
Maturities of securities held to maturity	7,580,000	52,500,000
Proceeds from sale of real estate owned	5,033,654	1,400,073
Additions to office properties and equipment, net	(410,824)	(55,417)

Net cash from investing activities	(21,143,400)	22,417,493

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	(3,708,706)	(955,340)
Net increase (decrease) in time deposits	40,763,751	21,223,145
Net increase (decrease) in short-term Federal Home Loan Bank advances	(9,000,000)	(45,000,000)
Net proceeds from (repayment of) line of credit	425,000	1,955,000
Proceeds from exercise of stock options	0	336,171
Stock repurchased and retired	0	(96,427)
Cash dividend paid	(97,173)	(1,147,846)

Net cash from financing activities	28,382,872	(23,685,297)

Net increase in cash and cash equivalents	15,535,282	3,068,143

Cash and cash equivalents at beginning of period	17,804,394	28,457,579

Cash and cash equivalents at end of period	$33,339,676	$31,525,722

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$13,767,342	$18,638,311
Cash payments of income taxes	$0	$576,000

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$10,793,213	$3,100,590
See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1
PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended
December 31, 2008 and 2007
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2008 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2009. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ CAPITAL MARKET under the symbol PVFC.
2. Securities: The Company’s securities available-for-sale consists of floating rate preferred stock issued by Federal National Mortgage Association (FNMA). For the three and six months ended December 31, 2008, the Company recognized a $102,400 and $1,841,200 pre-tax charge for the other-than-temporary decline in fair value of this stock.
On September 7, 2008, the U.S. Treasury Department and the Federal Housing Finance Agency announced that FNMA and the Federal Home Loan Mortgage Corp (FHLMC) had been placed into conservatorship. Dividends on the preferred shares of the entities have been suspended.
The fair value of the Company’s holdings of these securities was $48,800 at December 31, 2008.
In December 2008, the Company sold mortgage-backed securities with an amortized cost of $49,742,728 held at that time as held-to-maturity. The Company’s intent with respect to these securities changed due to the bond market’s reaction to the announcement by the Federal Reserve that they intended to take unprecedented action to acquire certain mortgage-backed securities. Proceeds from this sale were $50,263,387 and the Company realized a gain on this transaction of $520,659.
Subsequent to this sale, the Company reclassified its remaining mortgage-backed securities held-to-maturity to available-for-sale. The amortized cost of these securities at the time of the transfer was $56,765,340 and the related unrealized gain on these securities was $675,992. The unrealized gain was recognized in other comprehensive income at the time of the transfer.
In December 2008, the Company sold another mortgage-backed security with an amortized cost of $14,881,350. The Company realized a gain of $145,270 on this sale.
The income tax provision related to gains on these sales was $226,400.

Part I Financial Information
Item 1
As of December 31, 2008, the fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrecognized	Unrecognized
	Value	Gains	Losses
FNMA mortgage-backed securities	$8,625,438	$35,837	—
FHLMC mortgage-backed securities	9,350,961	14,882	—
GNMA mortgage-backed securities	39,464,933	625,273	—

Total	57,441,332	$675,992	—
The carrying amount, unrecognized gains and losses, and fair value of mortgage-backed securities held to maturity at June 30, 2008 were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
FNMA mortgage-backed securities	$54,835,052	$6,562	$(1,900,089)	$52,941,555
FHLMC mortgage-backed securities	316,017	2,548	(223)	318,342

Total	$55,151,069	$9,110	$(1,900,312)	$53,259,867
3. Allowance for loan losses: A summary of the changes in the allowance for loan losses for the three and six months ended December 31, 2008 and 2007 is as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31. 2008	Dec. 31. 2007
Beginning balance	$8,843,278	$4,799,927	$9,653,972	$4,580,549
Provision for loan losses	3,641,000	82,000	4,332,000	675,400
Charge-offs	(1,484,270)	(63,270)	(2,985,964)	(437,292)
Recoveries	—	—	—	—

Ending balance	$11,000,008	$4,818,657	$11,000,008	$4,818,657

At December 31, 2008 and June 30, 2008, the recorded investment in loans, which have individually been identified as being impaired, totaled $23,092,062 and $24,298,587, respectively. Included in the impaired amount at December 31, 2008 and June 30, 2008 is $12,118,340 and $13,956,806, respectively, related to loans with a corresponding valuation allowance of $2,240,722 and $2,792,048, respectively. At December 31, 2008 and June 30, 2008, $10,973,722 and $10,341,781 of impaired loans had no allowance for loan losses allocated.

Part I Financial Information
Item 1
4. Mortgage Banking Activities:
Loans held for sale were as follows:

	December 31,	June 30,
	2008	2008
Loans held for sale	$4,282,728	$7,872,155
Less: Allowance to adjust to lower of cost or market	—	(41,161)

Loans held for sale, net	$4,282,728	$7,830,994
The Company adopted the fair value option for accounting for its loans held for sale effective July 1, 2008. Since loans held for sale were carried at fair value as of June 30, 2008, there was no impact on the financial statements of this election.
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

	Six Months Ended
	December 31,
	2008	2007
Servicing rights:
Beginning of period	$4,398,783	$4,426,296
Additions	244,521	530,702
Amortized to expense	(712,478)	(673,298)

End of period	$3,930,826	$4,283,700

Mortgage banking activities, net as presented in the consolidated statements of operations consist of the following. These amounts do not include noninterest expense related to mortgage banking activities.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Mortgage loan servicing fees	$507,783	$495,603	$1,020,463	$997,607

Amortization and impairment of mortgage loan servicing rights	(352,056)	(342,854)	(712,479)	(673,298)

Market adjustments for loans held for sale	92,988	—	160,320	50,400

Change in fair value of mortgage banking derivatives	126,377	126,400	237,995	122,700

Gain (losses) on sales of loans	45,386	46,838	171,878	228,959

Mortgage banking activities, net	$420,478	$325,987	$878,177	$726,368

5. Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment.” The Company has adopted FAS 123R

Part I Financial Information
Item 1
using the modified prospective method. Under this method, compensation expense is being recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any granted since that date. Prior interim periods and fiscal year results were not restated. For the quarters ended December 31, 2008 and 2007, compensation expense of $125,739 and $28,192, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the six months ended December 31, 2008 and 2007, compensation expense of $152,009 and $60,228, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the six months ended December 31, 2008 and 2007 income tax benefits of $21,954 and $0, respectively, were recognized related to these expenses.
As of December 31, 2008, there was $287,863 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 2.5 years.
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
The aggregate intrinsic value of all options outstanding at December 31, 2008 was $0. The aggregate intrinsic value of all options that were exercisable at December 31, 2008 was $0.
A summary of the activity in the plan is as follows:

	Six months ended
	December 31, 2008
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	533,426	$9.32
Forfeited	(14,481)	8.85
Expired	(23,383)	5.77
Exercised	—	—
Granted	94,200	4.07

Options outstanding, end of period	589,762	$8.63

Options exercisable, end of period	473,702	$8.60
The weighted average remaining contractual life of options outstanding as of December 31, 2008 was 5.0 years. The weighted average remaining contractual life of vested options outstanding as of December 31, 2008 was 4.5 years.

Part I Financial Information
Item 1
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Proceeds from options exercised	$—	$82,917	$—	$336,171
Related tax benefit recognized	—	—	—	—
Intrinsic value of options exercised	$—	$104,645	$—	$388,042
The fair value for stock options granted during the six months ended December 31, 2008, which consisted of multiple grants in November 2008, was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

2008
Expected average risk-free interest rate	3.82%
Expected average life (in years)	9.42
Expected volatility	28.61%
Expected dividend yield	0%
The weighted average fair value of these grants was $1.84. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.
6. The following table discloses earnings (loss) per Share for the three and six months ended December 31, 2008 and December 31, 2007.

	Three months ended December 31,
	2008			2007
	Income			Income
	(loss)	Shares	Per Share	(loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS Net Income (loss)	($2,721,538)	7,773,823	($0.35)	$731,762	7,771,248	$0.09

Effect of Stock Options		—	0.00		170,417	0.00

Diluted EPS Net Income (loss)	($2,721,538)	7,773,823	($0.35)	$731,762	7,941,665	$0.09

Part I Financial Information
Item 1

	Six months ended December 31,
	2008			2007
	Income			Income
	(loss)	Shares	Per Share	(loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS Net Income (loss)	($3,622,794)	7,773,823	($0.47)	$1,342,828	7,758,886	$0.17

Effect of Stock Options		0	0.00		185,270	0.00

Diluted EPS Net Income (loss)	($3,622,794)	7,773,823	($0.47)	$1,342,828	7,944,156	$0.17
There were 589,762 options not considered in the diluted Earnings per Share calculation for the three- and six-month periods ended December 31, 2008, because they were not dilutive. There were no options not considered in the diluted Earnings per Share calculation for the three- and six-month period ended December 31, 2007.
7. Fair Value: FASB Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
Securities: The fair values of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1 inputs). The fair values of mortgage-backed securities are determined through matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Loans held for sale: The fair value of loans held for sale is determined using quoted secondary market prices.

Part I Financial Information
Item 1
Mortgage banking pipeline derivatives: The fair value of loan commitments is measured using current market rates for the associated mortgage loans. The fair value of mandatory forward sales contracts is measured using secondary market pricing.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are summarized below:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$48,800	$48,800	—	—
Loans held for sale	$4,282,728	—	$4,282,728
Mortgage-backed securities available for sale	$57,441,332	—	$57,441,332	—
Mortgage-banking pipeline derivatives	$320,521	—	$320,521	—
Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2008 are summarized below:

Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$12,118,340	—	—	$12,118,340
Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a carrying amount of $23.1 million. Of these, $9.9 million were carried at fair value as a result of a specific valuation allowance of $2.2 million. The fair value of collateral is usually estimated by third-party or internal appraisals of the collateral. The present value of estimated cash flows is based on internal models of expected borrower activity. The provision for loan losses related to changes in the fair value of impaired loans increased by $3.1 million during the six months ended December 31, 2008.
8. Participation in the Treasury Capital Purchase Program: On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.
One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.
The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications had to be submitted by

Part I Financial Information
Item 1
November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company has applied for participation in the CPP and is awaiting a response from the Treasury. Participation in the program is not automatic and subject to approval by the Treasury.
9. PVF Capital Corp. (the “Company”)has elected to defer the payment of dividends on $10.0 million of variable-rate Subordinated Deferrable Interest Debentures due June 29, 2034 and $10,000,000 of fixed-rate Subordinated Deferrable Interest Debentures due July 6, 2036 (the “Debentures”). The Company issued the Debentures to two special purpose entities, PVF Capital Trust I and PVF Capital Trust II (the “Trusts”), in exchange for the proceeds of the offering by the Trusts of trust preferred securities. Pursuant to the terms of the Debentures, interest on the Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default. While the Company will defer the payment of interest on the Debentures, it will continue to accrue expense for interest owed on the Debentures at a compounded rate. Under the terms of the Debentures, if the Company has elected to defer the payment of interest on the Debentures, the Company generally may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock. Accordingly, the Company will discontinue the payment of cash dividends on its common stock.
10. Adoption of New Accounting Standards: In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on the Company’s financial statements other than additional disclosures.
On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” This FSP does not change existing GAAP, but seeks to clarify how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. The FSP provides one example on how to calculate fair value when there is not an active market for that financial asset. Key concepts addressed include distressed sales, the use of third party pricing information, use of internal assumptions, and others. The FSP was effective upon issuance and therefore it applies to the financial statements for the three- and six-month periods ended December 31, 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the fair value option for its loans held for sale in order to mitigate volatility in reported earnings that would otherwise result from accounting for the mortgage banking pipeline at fair value and continuing to account for its loans held for sale under the traditional lower-of-cost-or-market model. There was not an impact on the financial statements upon adoption.
FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, issued January 12, 2009 (“the FSP”), is effective for the Company for the interim period ended December 31, 2008.
The FSP was issued to address concerns that U.S. GAAP had two different models for determining whether the impairment of a debt security is other-than-temporary. EITF 99-20, pre-FSP, required management to consider future expected cash flows from the perspective of a market participant. Under this prior view, it was generally determined, that in situations where fair value for purchased beneficial interests in securitized financial assets that are not of high quality at acquisition was

Part I Financial Information
Item 1
below cost, that a market participant would automatically conclude there had been an adverse change in cash flows, thus prompting the need to recognize an other-than- temporary impairment. The new impairment model for these purchased beneficial interests does not necessarily mean that other-than-temporary impairment will not be present in these types of instruments. In instances when impairment exists, management must support its estimate that it is probable that all estimated or contractual cash flows will be collected. If it is not probable that all contractual cash flows will be collected it is likely that other-than-temporary impairment exists.
Management does not expect an impact on the Company’s financial statements as a result of the adoption of the FSP as the Company owns no purchased beneficial interests in securitized financial assets that are not of high quality at acquisition.
Effect of Newly Issued but not yet Effective Accounting Standards
FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, requires public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity and nontransferor servicers that have a significant variable interest in a QSPE, to provide additional disclosures about their involvement with variable interest entities and QSPEs. This FSP, which focuses on disclosures only, was issued as an intermediary step until the FASB issues their amendments to Statement 140 and FIN 46(R) which are primarily expected to eliminate the scope exceptions for non-consolidation of QSPEs.
The new disclosure requirements of this FSP apply primarily to entities that securitize financial assets and enter into asset-backed financing arrangements, and therefore are not expected to have an impact on the financial statements of the Company as we have not engaged in a securitization of loans or other financial assets.

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the six-month period ended December 31, 2008 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
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
In addition, the Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced. Consolidated assets of PVF were $903.1 million as of December 31, 2008, an increase of approximately $35.7 million, or 4.1%, as compared to June 30, 2008. The Bank remained “well-capitalized” under regulatory guidelines for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 8.98%, 11.51% and 12.61%, respectively, at December 31, 2008.

Part I Financial Information
Item 2
FINANCIAL CONDITION continued
During the six months ended December 31, 2008, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $15.5 million, or 87.3%, as compared to June 30, 2008. The change in the Company’s cash, cash equivalents and federal funds sold consisted of increases in interest-bearing deposits and cash of $17.0 million and a decrease in federal funds sold of $1.5 million. The increase in cash resulted from the maturity of $7.6 million in securities prior to the end of the period as well as the Bank’s decision to maintain higher cash balances in order to bolster the Company’s liquidity.
Loans receivable, net, increased by $7.6 million, or 1.1%, during the six months ended December 31, 2008. The increase in loans receivable included increases to commercial, multifamily, and equity line of credit loans, partially offset by decreases to land, one-to-four family, and construction loans.
Following is a breakdown of loans receivable at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
Real estate mortgages:
One-to-four family residential	$163,063,396	$168,532,008
Home equity line of credit	90,295,243	87,876,182
Multi-family residential	60,077,201	52,420,774
Commercial	195,142,037	174,403,925
Commercial equity line of credit	40,993,539	36,913,491
Land	70,524,085	73,544,594
Construction – residential	53,063,858	55,442,114
Construction – multi-family	5,393,315	5,802,842
Construction – commercial	24,487,804	38,303,228

Total real estate mortgages	703,040,478	693,239,158
Non-real estate loans	32,491,517	33,592,529

Total loans receivable	735,531,995	726,831,687
Net deferred loan origination fees	(2,475,897)	(2,685,309)
Allowance for loan losses	(11,000,008)	(9,653,972)

Loans receivable, net	$722,056,090	$714,492,406

Park View Federal Savings Bank does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. All one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to the loan committee for approval. Any exposure the Bank may have to these types of loans is immaterial and insignificant.
The decrease of $3.5 million in loans receivable held for sale is the result of timing differences between the origination and the sale of loans. Previously, the Company’s mortgage-backed securities were classified as held-to-maturity and were carried at amortized cost. During the second quarter of the current fiscal year, management transferred these to available-for-sale and these securities are now carried at fair value. The Company sold $49.7 million of these securities previously held-to-maturity, acquired $68 million of new securities, and subsequently sold $14.7 million of the new securities. Market conditions were extraordinary during the period due to the announcement of the Federal Reserve’s unprecedented actions to bolster the mortgage-backed security market.

Part I Financial Information
Item 2
FINANCIAL CONDITION continued
The increase of $5.4 million in real estate owned is the result of the addition of 33 single-family properties, 5 parcels of land, and 3 commercial properties totaling approximately $10.8 million offset by the disposal of 27 single-family properties, two parcels of land, and 2 commercial properties totaling $5.4 million. At December 31, 2008 the Bank had 28 properties totaling $9.5 million in real estate owned. The real estate owned included 19 single-family properties, 6 parcels of land, and 2 commercial properties.
Deposits increased by $37.1 million, or 5.6%, as the result of management’s decision to obtain three brokered deposits totaling $64.0 million in order to take advantage of attractive rates available as well as to improve the Bank’s liquidity in a tight credit market. Advances decreased by $9.0 million as a result of the repayment of $9.0 million in short-term borrowings. The increase in advances from borrowers for taxes and insurance of $2.0 million is attributable to timing differences between the collection and payment of taxes and insurance. The increase in prepaid expenses and other assets and accrued expenses and other liabilities is primarily the result of the sale and purchase of $10.4 million and $10.3 million, respectively, of mortgage-backed securities in December 2008 with a January 2009 settlement.

RESULTS OF OPERATIONS	Three months ended December 31, 2008, compared to three months ended December 31, 2007.
PVF’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, the collectibility of loans, and deposit flows. Net interest income also includes amortization of loan origination fees, net of origination costs.
PVF’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. In addition, net income is affected by the level of operating expenses, loan loss provisions and costs associated with the acquisition, maintenance and disposal of real estate.
During the three and six months ended December 31, 2008, the Company reported a net loss due to elevated levels of loan loss provisions and other-than-temporary impairment charges on its holdings of FNMA preferred stock.
The Company’s net loss for the three months ended December 31, 2008 was $2,721,500 as compared to net income of $731,800 for the prior year comparable period. This represents a decrease of $3,453,300 when compared with the prior year comparable period.
Net interest income for the three months ended December 31, 2008 decreased by $812,000, or 15.4%, as compared to the prior year comparable period. This resulted from a decrease of $2,503,300, or 17.3%, in interest income partially offset by a

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
decrease of $1,691,300, or 18.4%, in interest expense. The decrease in net interest income was attributable to a decline of 28 basis points in the interest-rate spread for the quarter ended December 31, 2008 as compared to the prior year comparable period. The decrease in interest-rate spread resulted from margin compression attributable to declining rates on adjustable-rate loans, resulting from a decrease in short-term market rates not reflected in local market deposit pricing, along with an increase in non-performing loans.
The following table presents comparative information for the three months ended December 31, 2008 and 2007 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities (dollars in thousands).

	December 31, 2008			December 31, 2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets

Loans (1)	$727,166	$10,929	6.01%	$726,626	$13,184	7.26%
Mortgage-backed securities	57,190	687	4.81%	25,043	314	5.01%
Investments and other	51,277	347	2.71%	78,123	969	4.96%

Total interest-earning assets	835,633	11,963	5.73%	829,792	14,467	6.97%

Non-interest-earning assets	68,513			60,723

Total Assets	$904,146			$890,515

Interest-bearing liabilities

Deposits	$697,093	$6,249	3.59%	$655,425	$7,411	4.52%
Borrowings	83,855	913	4.36%	105,365	1,404	5.33%
Subordinated debt	20,000	347	6.94%	20,000	386	7.72%

Total interest-bearing liabilities	800,948	7,509	3.75%	780,790	9,201	4.71%

Non-interest-bearing liabilities	36,199			37,851

Total liabilities	$837,147			$818,641

Retained earnings	66,999			71,874

Total liabilities and R.E.	$904,146			$890,515

Net interest income		$4,454			$5,266

Interest-rate spread			1.98%			2.26%

Yield on interest-earning assets			2.13%			2.54%

Interest-earning assets to interest-bearing liabilities	104.33%			106.28%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the three months ended December 31, 2008, a provision for loan losses of $3,641,000 was recorded, while a provision for loan losses of $82,000 was recorded in the prior year comparable period. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. The allowance for loan losses consists of a specific component and a general component.
Following is a breakdown of our valuation allowances:

	December 31, 2008	June 30, 2008
General valuation allowance	$7,763,433	$6,315,252
Specific valuation allowance	3,236,575	3,338,720

Total valuation allowance	$11,000,008	$9,653,972

Management’s approach includes establishing a specific valuation allowance by evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management established a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on our historical loss experience, trends based on changes to non-performing loans and foreclosure activity, and our subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Company’s loss experience for each category. Historical loss percentages are calculated and adjusted by taking charge-offs in each risk category during the past 12 months and dividing the total by the average balance of each category. The Bank’s historical charge-offs, prior to fiscal 2008, are limited and the application of historical charge-offs per our formula resulted in extremely small historical loss factors at June 30, 2008 and September 30, 2008. In the quarter ended December 31, 2008, since charge-off activity has increased, the historical loss factors were revised to reflect the most current twelve month rolling average. Presently, we are updating our historical loss percentages on a monthly basis using a 12 month rolling average.
A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses. The current period provision for loan losses reflects the impact on the loss factors applied to pools of performing loans due to the recent increase in the Company’s historical loss experience.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The following table provides statistical measures of non-performing assets:

	December 31,	June 30,
	2008	2008
	(Dollars in thousands)
Loans on non-accruing status (1):
Real estate mortgages:
One-to-four family residential	$9,728	$6,453
Commercial	4,616	3,001
Multi-family residential	291	152
Construction and land	17,057	12,350
Non real estate	1,128	533

Total loans on non-accrual status:	$32,820	$22,489

Ratio of non-performing loans to total loans	4.52%	3.09%

Other non-performing assets (2)	$9,502	$4,065

Total non-performing assets	$42,322	$26,554

Total non-performing assets to total assets	4.69%	3.06%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.
The levels of non-accruing loans at June 30, 2008 and December 31, 2008 are attributable to poor current local and economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. The Company has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Company has seen a significant increase in non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Of the $32.8 million and $22.5 million in non-accruing loans at December 31, 2008 and June 30, 2008, $23.1 million and $16.0 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through our

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well secured. Through this process, we established specific loss reserves related to these loans outstanding at December 31, 2008 and June 30, 2008 of $2,154,026 and $2,792,048, respectively. At June 30, 2008 certain land and construction loans not included in non-accrual loans were considered to be impaired. Since June 30, these loans were designated as non-accrual. For this reason, the dollar amount of impaired loans did not change significantly from June 30 to December 30, despite the increase in non-accrual loans identified as impaired. Certain impaired loans were charged-off in six month period ended December 31, 2008. Loans newly identified as impaired were generally determined to be adequately collateralized.
The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $917,907 and $453,470 for these loans as of December 31, 2008 and June 30, 2008, respectively.
There are $2.7 million and $3.0 million in performing loans for which we have established specific loan loss reserves as of December 31, 2008 and June 30, 2008. These loans are collateralized by various forms of one-to-four family real estate, non-residential real estate or residential construction. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $164,642 and $93,202 for these loans as of December 31, 2008 and June 30, 2008, respectively.
For the three months ended December 31, 2008, non-interest income increased by $345,600, or 41.4%, from the prior year comparable period. This resulted primarily from a gain on the sale of mortgage-backed securities of $665,900 and an increase in income from mortgage-banking activities of $94,500. As described earlier, during the current period the Company reclassified is mortgage-backed securities portfolio from held-to-maturity to available-for-sale and sold some securities, resulting in realized gains during the period. These increases were partially offset by decreases in earnings on bank-owned life insurance (“BOLI”) of $270,600, service and other fees of $28,200, an impairment charge of $102,400 from the markdown in value of preferred stock issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and in other, net of $13,600.
The gain on the sale of mortgage-backed securities is the result of sharply declining market rates that resulted in an opportunity for the Bank to sell mortgage-backed securities at an attractive market premium.
The increase of $94,500 in mortgage banking activities is primarily the result of a fair value adjustment recorded to income for the Company’s loans held for sale. the Company elected to account for these at fair value beginning July 1, 2008. During these periods, the Company pursued a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.
The decline in earnings on BOLI is the result of the Bank transferring the balances held in separate accounts from investment in mortgage-backed securities to money market accounts because of market volatility. The earnings of the money market account were insufficient to offset the cost of the insurance.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
Non-interest expense for the three months ended December 31, 2008 increased by $989,900, or 19.7%, from the prior year comparable period. This resulted from an increase in compensation and benefits of $385,700, and an increase in other non-interest expense of $718,400, partially offset by a decrease in office occupancy and equipment of $114,200.
The increase in compensation and benefits is due to a severance accrual and other employee costs. The increase in other non-interest expense was primarily the result of increases in the cost of FDIC insurance due to higher assessment rates charged on deposits, real estate owned expenses attributable to the maintenance of properties acquired through foreclosure, and outside services.
The federal income tax provision for the three-month period ended December 31, 2008 represented an effective rate of a negative 32.3% for the current period compared to an effective rate of 26.3% for the prior year comparable period. The effective rate in the prior period was reduced due to the increased proportion of pre-tax income consisting of an increase in the cash surrender value of BOLI.

RESULTS OF OPERATIONS	Six months ended December 31, 2008, compared to six months ended December 31, 2007.
The Company’s net loss for the six months ended December 31, 2008 was $3,622,800 as compared to net income of $1,342,800 for the prior year comparable period. This represents a decrease of $4,965,600 when compared with the prior year comparable period.
Net interest income for the six months ended December 31, 2008 decreased by $1,365,900, or 12.3%, as compared to the prior year comparable period. This resulted from a decrease of $5,304,300, or 17.8%, in interest income partially offset by a decrease of $3,938,400, or 21.1%, in interest expense. The decrease in net interest income was attributable to a decline of 22 basis points in the interest-rate spread for the six month period ended December 31, 2008 as compared to the prior year comparable period. The decrease in interest-rate spread resulted from margin compression attributable to declining rates on adjustable-rate loans, resulting from a decrease in short-term market rates not reflected in local market deposit pricing, along with an increase in non-performing loans.
The following table presents comparative information for the six months ended December 31, 2008 and 2007 about average balances and average yields and costs for

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
interest-earning assets and interest-bearing liabilities. Net interest income is affected by the interest-rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities (dollars in thousands).

	December 31, 2008			December 31, 2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets

Loans (1)	$724,424	$22,341	6.17%	$726,092	$27,112	7.47%
Mortgage-backed securities	56,092	1,387	4.95%	25,328	632	4.99%
Investments and other	45,217	726	3.21%	80,131	2,015	5.03%

Total interest-earning assets	825,733	24,454	5.92%	831,551	29,759	7.16%

Non-interest-earning assets	66,165			56,508

Total Assets	$891,898			$888,059

Interest-bearing liabilities

Deposits	$686,640	$12,192	3.55%	$649,341	$14,727	4.54%
Borrowings	85,704	1,833	4.28%	119,223	3,133	5.26%
Subordinated debt	20,000	672	6.72%	20,000	776	7.76%

Total interest-bearing liabilities	792,344	14,697	3.71%	788,564	18,636	4.73%

Non-interest-bearing liabilities	31,863			27,727

Total liabilities	$824,207			$816,291

Retained earnings	67,691			71,768

Total liabilities and R.E.	$891,898			$888,059

Net interest income		$9,757			$11,123

Interest-rate spread			2.21%			2.43%

Yield on interest-earning assets			2.36%			2.68%

Interest-earning assets to interest-bearing liabilities	104.21%			105.45%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.
For the six months ended December 31, 2008, a provision for loan losses of $4,332,000 was recorded, while a provision for loan losses of $675,400 was recorded in the prior year comparable period. The current period provision for loan losses reflects increases to specific loan loss reserves, changes to the overall volume and composition of the loan portfolio, and adjustments to historical loan loss

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
percentages based upon the methodology described previously. For the six-month period ended December 31, 2008, the Bank increased loss factors by collateral type in order to reflect recent increases in historical losses.
For the six months ended December 31, 2008, non-interest income decreased by $1,494,100, or 91.5%, from the prior year comparable period. This resulted primarily from an impairment charge of $1,841,200 from the markdown in value of preferred stock issued by the FHLMC and the FNMA. In addition, earnings on BOLI decreased by $470,900 and service and other fees decreased by $72,800. These decreases were partially offset by a gain on the sale of mortgage-backed securities of $665,900, increases to other, net of $73,100, and income from mortgage banking activities of $151,800.
The gain on the sale of mortgage-backed securities is the result of sharply declining market rates that resulted in an opportunity for the Bank to sell mortgage-backed securities at an attractive market premium. During the current period the Bank reclassified its mortgage-backed securities portfolio from held to maturity to available for sale.
The increase of $151,800 in mortgage banking activities is primarily the result of a change in the accounting for the Company’s loans held for sale, now carried at fair value, and a change in accounting for the Company’s mortgage banking derivatives, which are valued using different attributes than used in the prior period due to the Company’s adoption of SEC Staff Accounting Bulletin N. 109. During these periods, the Company pursued a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.
The decline in earnings on BOLI is the result of the Bank transferring the balances held in separate accounts from investment in mortgage-backed securities to money market accounts because of market volatility. The earnings of the money market account were insufficient to offset the cost of the insurance.
Non-interest expense for the six months ended December 31, 2008 increased by $639,300, or 6.2%, from the prior year comparable period. This resulted from an increase in other non-interest expense of $869,300, partially offset by a decrease in office occupancy and equipment of $209,300 and compensation and benefits of $20,700. The increase in other non-interest expense was primarily the result of increases in the cost of FDIC insurance due to higher assessment rates charged on deposits, real estate owned expenses attributable to the maintenance of properties acquired through foreclosure, and outside services.
The federal income tax provision for the six-month period ended December 31, 2008 represented an effective rate of a negative 32.8% for the current period compared to an effective rate of 24.1% for the prior year comparable period. The effective rate in the prior period was reduced due to the increased proportion of pre-tax income consisting of an increase in the cash surrender value of BOLI.
The Bank’s primary regulator, the Office of Thrift Supervision (“OTS”) has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At December 31, 2008

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
and June 30, 2008, the Bank’s capital exceeded the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:
December 31, 2008

	Park View		Requirement for
	Federal	Percent of	Well-Capitalized
(dollars in thousands)	Capital	Assets(1)	Institution
Tangible capital	$80,906	8.98%	N/A
Tier-1 core capital	$80,906	8.98	5.00%
Tier-1 risk-based capital	$80,906	11.51	6.00
Total risk-based capital	$89,347	12.61	10.00
June 30, 2008

	Park View		Requirement for
	Federal	Percent of	Well-Capitalized
(dollars in thousands)	Capital	Assets(1)	Institution
Tangible capital	$83,972	9.68%	N/A
Tier-1 core capital	$83,972	9.68	5.00%
Tier-1 risk-based capital	$83,972	12.09	6.00
Total risk-based capital	$90,286	12.99	10.00

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
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
Our holding company, PVF Capital Corp., has certain ongoing cash needs primarily related to trust preferred securities and the payment of dividends to stockholders. Interest payments on the trust preferred securities instruments totaled $462,000 during the six months ended December 31, 2008. Cash dividends to stockholders totaled $77,700 for the six months ended December 31, 2008. During the quarter the Company elected to defer interest payments on the trust preferred securities and suspend the payment of cash dividends to stockholders. Cash at the holding company

Part I Financial Information
Item 2
LIQUIDITY AND CAPITAL RESOURCES continued
totaled $17,700 at December 31, 2008.
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
As of December 31, 2008, the Bank’s calendar year-to-date net income for 2008 plus net income for the prior two calendar years totaled $5,190,900, and the Bank had the ability to pay additional dividends to the Company of up to $790,900 upon notice to the OTS. Dividends in excess of this amount plus additional net income earned in the future would require application to the OTS. Our ability to pay dividends to stockholders depends on our ability to generate sufficient income and maintain sufficient capital at the Bank to pay dividends to the Company.
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk management is essential in operating a financial services company effectively and successfully. Risks inherent in the financial services industry include credit, operational, interest rate, market and liquidity risk. Credit risk involves the risk of uncollectible amounts due on loans or other financial or insurance instruments. Operational risk is the risk of fraud, legal and compliance issues, processing errors, technology and disaster recovery, and breaches in business continuation and internal controls. Changes in interest rates affecting net interest income are interest rate risk. Market risk is the risk that a financial institution’s earnings and capital are adversely affected by movements in market rates and prices. The inability to fund obligations due to investors, borrowers and depositors is liquidity risk. The primary risks are credit risk and market risk.
During most of the three-month period ended December 31, 2008, despite declining short-term rates, competitive local market demand for deposits has resulted in only a modest decrease to the Bank’s cost of funds, while the yield on interest-earning assets has declined due to decreases in short-term borrowing rates along with increases in impaired loans, resulting in a decrease in interest-rate spread. The compression of interest-rate spread is a function of a flatter yield curve for much of the period. Although the yield curve has returned to a more traditional positive

Part I — Financial Information
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK continued
slope during the current quarter, there remains a lag between market rates and the re-pricing of interest-earning assets and interest-bearing liabilities. Our strategy is to keep the maturities of interest-earning assets and interest-bearing liabilities short. Our efforts are focused on mitigating the impact of the shape of the yield curve on our interest-rate spread.
Item 4
CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended: (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except as set forth in its Annual Report on Form 10-K for the year ended June 30, 2008.
Part II Other Information
Item 1. Legal Proceedings. N/A
Item 1A. Risk Factors
For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission on September 15, 2008. As of December 31, 2008, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Part II Other Information continued
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
(a)	N/A

(b)	N/A

(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended December 31, 2008:

			(c) Total
			Number of
			Shares
			Purchased as
	(a) Total		Part of	(d) Maximum Number of
	Number of	(b) Average	Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
October 1 through October 31, 2008	0	$0.00	0	265,602

November 1 through November 30, 2008	0	$0.00	0	265,602

December 1 through December 31, 2008	0	$0.00	0	265,602

Total	0	$0.00	0	265,602

In August 2002, the Company announced a stock repurchase program to acquire up to 5% of the Company’s common stock. This plan was renewed for an additional year in July 2008. The plan is renewable on an annual basis and will expire in August 2009, if not renewed.
Item 3. Defaults Upon Senior Securities. N/A
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s Annual Meeting of Stockholders was held on November 25, 2008. A total of 7,537,282 shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.
Proposal I — Stockholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:

	Votes in Favor
Nominee	of election	Votes Withheld
Robert K. Healey	7,257,070	280,210

Stanley T. Jaros	6,996,247	541,033

Stuart D. Neidus	7,260,741	276,539

Raymond J. Negrelli	7,001,402	535,878

Part II Other Information continued
The following directors continued in office with terms ending October 2009.
C. Keith Swaney
Gerald A. Fallon
Steven A. Calabrese
The following directors continued in office with terms ending October 2010.
John R. Male
Ronald D. Holman, II
Richard M. Osborne Sr.
Proposal II — To ratify the appointment of Crowe Horwath LLP as independent registered public accountant firm of the Company for the fiscal year ending June 30, 2009. The voting results were as follows:

Votes For	Votes against	Abstain
7,491,006	44,804	1,472
Stockholder Proposal III — Approval of the PVF Capital Corp. 2008 Equity Incentive Plan. The voting results were as follows:

Votes For	Votes against	Abstain
2,838,164	917,805	6,534
There were 2, 0, and 3,774,779 broker non-votes with respect to Proposals I, II and III, respectively.
Item 5. Other Information. N/A.
Item 6. (a) Exhibits
          The following exhibits are filed herewith:
10.1	Amended and Restated Severance Agreement among PVF Capital Corp., Park View Federal Savings Bank and John R. Male * (1)

10.2	Amended and Restated Severance Agreement among PVF Capital Corp., Park View Federal Savings Bank and Jeffrey N. Male * (1)

10.3	Amended and Restated Severance Agreement among PVF Capital Corp., Park View Federal Savings Bank and Edward B. Debevec * (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*	Management contract or compensatory plan, contract or arrangement.

(1)	Amended during the quarter ended December 31, 2008 to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations and guidance issued with respect to Section 409A of the Code.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)
Date: February 12, 2009	/s/ Edward B. Debevec
Edward B. Debevec
Treasurer (Only authorized officer and Principal Financial Officer)