Form 10-Q/A
period 2008-12-31
PVF CAPITAL CORP
filed 2009-02-24
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-Q/A for the quarter ended December 31, 2008 of PVF Capital Corp. (the “Company”) is being filed to include as an exhibit the Letter Agreement among the Company, ParkView Federal Savings Bank and John R. Male, dated January 29, 2009.
Part II. Other Information
Item 6. (a) Exhibits
          The following exhibits are filed herewith:
10.1	Amended and Restated Severance Agreement among PVF Capital Corp., Park View Federal Savings Bank and John R. Male * (1)

10.2	Amended and Restated Severance Agreement among PVF Capital Corp., Park View Federal Savings Bank and Jeffrey N. Male * (1)

10.3	Amended and Restated Severance Agreement among PVF Capital Corp., Park View Federal Savings Bank and Edward B. Debevec * (1)

10.4	Letter Agreement among PVF Capital Corp., ParkView Federal Savings Bank and John R. Male, dated January 29, 2009*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*	Management contract or compensatory plan, contract or arrangement.

(1)	Previously filed

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)
Date: February 23, 2009	/s/ Edward B. Debevec
Edward B. Debevec
Treasurer (Only authorized officer and Principal Financial Officer)