Form 10-Q
period 2009-03-31
PVF CAPITAL CORP
filed 2009-05-11
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,773,823
(Class)	(Outstanding at May 8, 2009)

PVF CAPITAL CORP.

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	June 30,
	2009	2008
	unaudited

ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$12,232,505	$7,455,720
Interest bearing deposits	$3,432,427	700,674
Federal funds sold	25,852,000	9,648,000

Total cash and cash equivalents	41,516,932	17,804,394
Securities available for sale	47,600	1,890,000
Securities held to maturity (fair values of $0 and $7,603,907, respectively)	0	7,580,000
Mortgage-backed securities held to maturity (fair values of $0 and $53,259,867, respectively)	0	55,151,069
Mortgage-backed securities available for sale	67,259,292	0
Loans receivable held for sale, net	16,162,519	7,830,994
Loans receivable, net of allowance of $25,802,876 and $9,653,972, respectively	697,498,374	714,492,406
Office properties and equipment, net	8,842,985	9,232,711
Real estate owned, net	12,326,573	4,064,708
Federal Home Loan Bank stock	12,811,100	12,640,600
Bank owned life insurance	22,950,096	23,009,038
Prepaid expenses and other assets	18,271,800	13,706,218

Total Assets	$897,687,271	$867,402,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$706,996,012	$659,385,765
Short-term advances from the Federal Home Loan Bank	0	9,000,000
Line of credit	0	950,000
Note Payable	1,375,000	0
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	20,000,000	20,000,000
Advances from borrowers for taxes and insurance	6,604,735	8,973,604
Accrued expenses and other liabilities	19,803,676	15,017,435

Total Liabilities	839,779,423	798,326,804

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,246,548 shares issued	82,465	82,465
Additional paid-in-capital	69,359,474	69,155,729
Retained earnings	(8,626,520)	3,674,287
Accumulated other comprehensive income (loss)	929,575	0
Treasury Stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	57,907,848	69,075,334

Total Liabilities and Stockholders’ Equity	$897,687,271	$867,402,138

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Interest and dividends income
Loans	$9,972,142	$12,467,244	$32,312,977	$39,578,811
Mortgage-backed securities	797,215	384,335	2,184,748	$1,016,618
Federal Home Loan Bank stock dividends	144,912	160,706	474,340	$579,638
Securities	19,444	238,169	303,414	$1,514,282
Federal funds sold and interest bearing deposits	3,153	322,376	115,737	$642,120

Total interest and dividends income	10,936,867	13,572,830	35,391,217	43,331,469

Interest expense
Deposits	5,370,919	7,111,539	17,563,291	21,838,348
Short-term borrowings	631,533	40,492	641,332	1,541,537
Long-term borrowings	268,781	873,249	2,092,372	2,505,321
Subordinated debt	309,196	357,028	980,750	1,132,827

Total interest expense	6,580,429	8,382,308	21,277,745	27,018,033

Net interest income	4,356,438	5,190,522	14,113,472	16,313,436

Provision for loan losses	15,690,600	819,000	20,022,600	1,494,400

Net interest income after provision for loan losses	(11,334,162)	4,371,522	(5,909,128)	14,819,036

Noninterest income, net
Service and other fees	166,356	185,835	522,156	614,450
Mortgage banking activities, net	3,657,201	658,823	4,535,378	1,385,191
Increase (decrease) in cash surrender value of bank owned life insurance	(55,652)	171,470	(58,941)	639,091
Impairment of securities	(1,200)	0	(1,842,400)	0
Gain (loss) on real estate owned	(874,831)	32,078	(1,197,316)	(162,099)
Gain on the sale of securities	558,409	0	1,224,338	0
Other, net	336,875	166,316	742,136	370,157

Total noninterest income, net	3,787,158	1,214,522	3,925,350	2,846,790

Noninterest expense
Compensation and benefits	2,386,474	2,522,392	7,960,033	8,116,665
Office occupancy and equipment	691,158	752,672	2,096,836	2,367,643
Outside Services	576,113	330,179	1,432,845	1,035,422
Federal deposit insurance premium	233,530	18,758	565,629	57,747
Real estate owned expense	539,063	313,943	1,266,374	665,510
Other	1,003,549	1,254,940	3,058,801	3,261,250

Total noninterest expense	5,429,887	5,192,883	16,380,519	15,504,237

Income (loss) before federal income tax provision	(12,976,891)	393,161	(18,364,297)	2,161,589

Federal income tax provision (benefit)	(4,396,051)	91,916	(6,160,663)	517,516

Net income (loss)	$(8,580,839)	$301,245	$(12,203,633)	$1,644,073

Basic earnings (loss) per share	($1.10)	$0.04	(1.57)	$0.21

Diluted earnings (loss) per share	($1.10)	$0.04	(1.57)	$0.21

Dividends declared per common share	$0.000	$0.074	$0.010	$0.222

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
Operating Activities
Net income	($12,203,633)	$1,644,073
Adjustments to reconcile net income to net cash from operating activities Amortization of premium on mortgage-backed securities	584,236	16,199
Depreciation and amortization	875,323	1,143,044
Provision for loan losses	20,022,600	1,494,400
Impairment of securites	1,842,400	0
Accretion of deferred loan origination fees, net	(482,590)	(755,618)
(Gain) loss on sale of loans receivable held for sale, net	(2,542,396)	(667,720)
(Gain) loss on sale of mortgage-backed securities held for sale, net	(1,224,338)	0
Loss on disposal of real estate owned, net	1,197,316	162,099
Market adjustment for loans held for sale	(475,600)	(50,400)
Change in fair value of mortgage banking derivatives	(1,437,094)	(300,613)
Stock compensation	203,745	86,498
Federal Home Loan Bank stock dividends	(170,500)	(160,700)
Change in accrued interest on securities, loans, and borrowings, net	1,324,178	(143,907)
Origination of loans receivable held for sale, net	(196,039,153)	(101,004,753)
Sale of loans receivable held for sale, net	189,037,731	103,572,431
Increase in cash surrender value of bank owned life insurance	58,941	(639,091)
Net change in other assets and other liabilities	(823,071)	(653,102)

Net cash from operating activities	(251,906)	3,742,840

Investing Activities
Loan repayments and originations, net	(18,611,504)	(569,529)
Principal repayments on mortgage-backed securities held to maturity	5,909,275	1,739,063
Purchase of mortgage-backed securities available for sale	(113,276,827)	(29,586,173)
Sale of mortgage-backed securities	97,304,678	0
Purchase of securities available for sale	0	(2,085,140)
Purchase of securities held to maturity	(10,000,000)	(37,580,000)
Maturities of securities held to maturity	17,580,000	83,000,000
Proceeds from sale of real estate owned	6,606,345	2,278,323
Additions to office properties and equipment, net	(485,597)	(100,991)

Net cash from investing activities	(14,973,630)	17,095,553

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	6,895,334	(2,230,977)
Net increase (decrease) in time deposits	40,714,914	19,386,742
Net increase (decrease) in short-term Federal Home Loan Bank advances	(9,000,000)	(65,000,000)
Repayment of long-term Federal Home Loan Bank advances	0	20,000,000
Proceeds from loan	1,375,000	0
Net repayment line of credit	(950,000)	(1,010,000)
Proceeds from exercise of stock options	0	336,171
Stock repurchased and retired	0	(96,427)
Cash dividend paid	(97,173)	(1,723,110)

Net cash from financing activities	38,938,074	(30,337,601)

Net increase in cash and cash equivalents	23,712,538	(9,499,208)

Cash and cash equivalents at beginning of period	17,804,394	28,457,579

Cash and cash equivalents at end of period	$41,516,932	$18,958,371

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$20,495,309	$27,094,315
Cash payments of income taxes	$0	$954,000

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$16,065,526	$4,074,663
See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1
PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended
March 31, 2009 and 2008
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2008 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2009. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ CAPITAL MARKET under the symbol PVFC.
2. Securities: The Company’s available-for-sale securities consist of floating rate preferred stock issued by the Federal National Mortgage Association (FNMA). For the three and nine months ended March 31, 2009, the Company recognized a $1,200 and a $1,842,400 pre-tax charge for the other-than-temporary decline in fair value of this stock.
On September 7, 2008, the U.S. Treasury Department and the Federal Housing Finance Agency announced that the FNMA and the Federal Home Loan Mortgage Corp. (FHLMC) had been placed into conservatorship. Dividends on the preferred shares of the entities have been suspended.
The fair value of the Company’s holdings of these securities was $47,600 at March 31, 2009.
In December 2008, the Company sold mortgage-backed securities with an amortized cost of $49,742,728 that were previously categorized as held-to-maturity. The Company’s intent with respect to these securities changed due to the bond market’s reaction to the announcement by the Federal Reserve that they intended to take unprecedented action to acquire certain mortgage-backed securities. Proceeds from this sale were $50,263,387 and the Company realized a gain on this transaction of $520,659.
Subsequent to this sale, the Company reclassified its remaining mortgage-backed securities from held-to-maturity to available-for-sale. The amortized cost of these securities at the time of the transfer was $56,765,340 and the related unrealized gain on these securities was $675,992. The unrealized gain was recognized in other comprehensive income at the time of the transfer.
In December 2008, the Company sold another mortgage-backed security with an amortized cost of $14,515,961. The Company realized a gain of $145,270 on this sale.

Part I Financial Information
Item 1
In January 2009, the Company sold another mortgage-backed security with an amortized cost of $33,263,960. The Company realized a gain of $558,409 on this sale. The income tax provision related to gains on these sales was $416,300.
As of March 31, 2009, the fair value of mortgage-backed securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

FNMA mortgage-backed securities	$35,362,707	$946,921	—
FHLMC mortgage-backed securities	26,734,625	398,228	—
GNMA mortgage-backed securities	5,161,960	60,098	—

Total	$67,259,292	$1,405,247	—
The carrying amount, unrecognized gains and losses, and fair value of mortgage-backed securities held to maturity at June 30, 2008 were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value

FNMA mortgage-backed securities	$54,835,052	$6,562	$(1,900,089)	$52,941,555
FHLMC mortgage-backed securities	316,017	2,548	(223)	318,342

Total	$55,151,069	$9,110	$(1,900,312)	$53,259,867
3. Allowance for loan losses: A summary of the changes in the allowance for loan losses for the three and nine months ended March 31, 2009 and 2008 is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,2009	March 31, 2008	March 31, 2009	March 31, 2008

Beginning balance	$11,000,008	$4,818,657	$9,653,972	$4,580,549
Provision for loan losses	15,690,600	819,000	20,022,600	1,494,400
Charge-offs	(887,732)	(77,545)	(3,873,696)	(514,837)
Recoveries	—	—	—	—

Ending balance	$25,802,876	$5,560,112	$25,802,876	$5,560,112

At March 31, 2009 and June 30, 2008, the recorded investment in loans, which have individually been identified as being impaired, totaled $46,415,717 and $24,298,587, respectively. Included in the impaired amount at March 31, 2009 and June 30, 2008 is $34,776,334 and $13,956,806, respectively, related to loans with a corresponding valuation allowance of $13,041,912 and $2,792,048, respectively. At March 31, 2009 and June 30, 2008, $11,639,383 and $10,341,781, respectively, of impaired loans had no allowance for loan losses allocated, respectively.

Part I Financial Information
Item 1
4. Mortgage Banking Activities:
Loans held-for-sale were as follows:

	March 31, 2009	June 30, 2008

Loans held-for-sale	$16,162,519	$7,872,155
Less: Allowance to adjust to lower of cost or market	—	(41,161)

Loans held-for-sale, net	$16,162,519	$7,830,994
The Company adopted the fair value option for accounting for its loans held-for-sale effective July 1, 2008. Since loans held-for-sale were carried at fair value as of June 30, 2008, there was no impact on the financial statements at the time of this election. The fair value of loans held-for-sale as of March 31, 2009 exceeds the unpaid principal balance of those loans by $434,439.
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

	Nine Months Ended
	March 31,
	2009	2008
Servicing rights:
Beginning of period	$4,398,783	$4,426,296
Additions	1,687,894	1,077,704
Amortized to expense	(1,447,264)	(1,136,336)

End of period	$4,639,413	$4,367,664

Mortgage banking activities, net as presented in the consolidated statements of operations consist of the following. These amounts do not include non-interest expense related to mortgage banking activities.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Mortgage loan servicing fees	$507,089	$505,187	$1,527,552	$1,502,794
Amortization and impairment of mortgage loan servicing rights	(734,785)	(463,038)	(1,447,264)	(1,136,336)
Market adjustments for loans held-for-sale	315,280	—	475,600	50,400
Change in fair value of mortgage banking derivatives	1,199,099	177,913	1,437,094	300,613
Gain (losses) on sales of loans	2,370,518	438,761	2,542,396	667,720

Mortgage banking activities, net	$3,657,201	$658,823	$4,535,378	$1,385,191

Part I Financial Information
Item 1
At March 31, 2009 and June 30, 2008, the Bank had interest rate-lock commitments on $128,235,000 and $16,755,000 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of March 31, 2009 and June 30, 2008 was estimated to be $1,955,000 and $(8,000), respectively, which is included in prepaid expenses and other assets in the consolidated statements of financial position. To mitigate the interest rate risk represented by these interest rate-lock commitments the Bank entered into contracts to sell mortgage loans of $60,500,000 and $10,218,000 as of March 31, 2009 and June 30, 2008. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at March 31, 2009 and June 30, 2008 was estimated to be $(435,000) and $(75,000) and, respectively. These amounts are netted against the fair value of interest rate lock commitments recorded in prepaid and other assets. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.
5. Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment.” The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense is being recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any granted since that date. Prior interim periods and fiscal year results were not restated. For the quarters ended March 31, 2009 and 2008, compensation expense of $51,736 and $26,270, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the nine months ended March 31, 2009 and 2008, compensation expense of $203,745 and $112,768, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the nine months ended March 31, 2009 and 2008, income tax benefits of $21,954 and $0, respectively, were recognized related to these expenses.
As of March 31, 2009, there was $236,127 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 3.6 years.
The Company can issue incentive stock options and nonqualified stock options under the PVF Capital Corp. 1996 Incentive and Stock Option Plan (“1996 Plan”) and the PVF Capital Corp. 2000 Incentive and Stock Option and Deferred Compensation Plan (“2000 Plan”). Generally, for incentive stock options, one-fifth of the options awarded become exercisable on the date of grant and on each of the first four anniversaries of the date of grant. The option period expires ten years from the date of grant, except for awards to individuals who own more than 10% of the Company’s outstanding stock. Awards to these individuals expire after five years from the date of grant and are exercisable at 110 percent of the market price at the date of grant.
Nonqualified stock options are granted to directors and vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.
The aggregate intrinsic value of all options outstanding at March 31, 2009 was $0. The aggregate intrinsic value of all options that were exercisable at March 31, 2009 was $0.

Part I Financial Information
Item 1
A summary of the activity in the 1996 Plan and 2000 Plan is as follows:

	Nine months ended
	March 31, 2009
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	533,426	$9.32
Forfeited	(14,481)	8.85
Expired	(23,383)	5.77
Exercised	—	—
Granted	94,200	4.07

Options outstanding, end of period	589,762	$8.63

Options exercisable, end of period	477,702	$8.60
The weighted average remaining contractual life of options outstanding as of March 31, 2009 was 4.8 years. The weighted average remaining contractual life of vested options outstanding as of March 31, 2009 was 4.3 years.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Proceeds from options exercised	$—	$—	$—	$336,171
Related tax benefit recognized	—	—	—	—
Intrinsic value of options exercised	$—	$—	$—	$388,042
The fair value for stock options granted during the nine months ended March 31, 2009, which consisted of multiple grants in November 2008, was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

2009
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

Part I Financial Information
Item 1
6. The following table discloses earnings (loss) per share for the three and nine months ended March 31, 2009 and March 31, 2008.

	Three months ended March 31,
	2009			2008
	Income			Income
	(loss)	Shares	Per Share	(loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS Net Income (loss)	($8,580,839)	7,773,823	($1.10)	$301,245	7,773,823	$0.04

Effect of Stock Options	—	—	—	—	84,972	—

Diluted EPS Net Income (loss)	($8,580,839)	7,773,823	($1.10)	$301,245	7,858,795	$0.04

	Nine months ended March 31,
	2009			2008
	Income			Income
	(loss)	Shares	Per Share	(loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS Net Income (loss)	($12,203,633)	7,773,823	($1.57)	$1,644,073	7,755,812	$0.21

Effect of Stock Options	—	—	—	—	151,837	—

Diluted EPS Net Income (loss)	($12,203,633)	7,773,823	($1.57)	$1,644,073	7,907,649	$0.21
There were 589,762 options not considered in the diluted Earnings per Share calculation for the three- and nine-month periods ended March 31, 2009, because they were not dilutive. There were 271,711 options not considered in the diluted earnings per share calculation for the three months ended March 31, 2008 because they were not dilutive. There were no options not considered in the diluted Earnings per Share calculation for the three- and nine-month period ended March 31, 2008.
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

Part I Financial Information
Item 1
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
Securities: The fair values of securities available-for-sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1 inputs). The fair values of mortgage-backed securities are determined through matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Loans held-for-sale: The fair value of loans held-for-sale is determined using quoted secondary market prices for loans with similar characteristics.
Mortgage banking pipeline derivatives: The fair value of loan commitments is measured using current market rates for mortgage loans with similar characteristics. The fair value of mandatory forward sales contracts is measured using secondary market pricing.
Assets and liabilities measured at fair value on a recurring basis at March 31, 2009 are summarized below:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available- for-sale	$47,600	$47,600	—	—
Loans held-for-sale	$16,162,519	—	$16,162,519
Mortgage-backed securities available- for-sale	$67,259,292	—	$67,259,292	—
Mortgage-banking pipeline derivatives	$1,519,620	—	$1,519,620	—
Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2009 are summarized below:

Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$21,734,422	—	—	$21,734,422

Part I Financial Information
Item 1
Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a carrying amount of $46.5 million. Of these, $21.7 million were carried at fair value as a result of a specific valuation allowance of $13.0 million. The fair value of collateral is usually estimated by third-party or internal appraisals of the collateral. The provision for loan losses related to changes in the fair value of impaired loans increased by $10.2 million during the nine months ended March 31, 2009.
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
This program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications had to be submitted by November 14, 2008 and are subject to approval by the Treasury, The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company has applied for participation in the CPP and the application is still pending with the Treasury. Participation in the program is not automatic and subject to approval by the Treasury.
9. The Company has elected to defer the payment of dividends on $10.0 million of variable-rate Subordinated Deferrable Interest Debentures due June 29, 2034 and $10 million of fixed-rate Subordinated Deferrable Interest Debentures due July 6, 2036 (the “Debentures”). The Company issued the Debentures to two special purpose entities, PVF Capital Trust I and PVF Capital Trust II (the “Trusts”), in exchange for the proceeds of the offering by the Trusts of trust preferred securities. Pursuant to the terms of the Debentures, interest on the Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default. While the Company will defer the payment of interest on the Debentures, it will continue to accrue expense for interest owed on the Debentures at a compounded rate. Under the terms of the Debentures, if the Company has elected to defer the payment of interest on the Debentures, the Company generally may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock. Accordingly, the Company has discontinued the payment of cash dividends on its common stock.
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

Part I Financial Information
Item 1
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the fair value option for its loans held-for-sale in order to mitigate volatility in reported earnings that would otherwise result from accounting for the mortgage banking pipeline at fair value and continuing to account for its loans held-for-sale under the traditional lower-of-cost-or-market model. There was not an impact on the financial statements upon adoption. FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” issued January 12, 2009 (“the FSP”), is effective for the Company for the interim period ended March 31, 2009.
In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” — an amendment to SFAS 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and therefore should improve the transparency of financial reporting. This new accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this Statement on January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.
11. Effect of Newly Issued but not yet Effective Accounting Standards: In December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. SFAS No. 141(R) establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement does not apply to combinations between entities under common control. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements when it becomes effective on July 1, 2009.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”). A noncontrolling interest, also known as a “minority interest”, is the portion of equity in a subsidiary not attributable to a parent. The objective of this statement is to improve upon the consistency of financial information that a company provides in its consolidated financial statements. Consistent with SFAS No. 141(R), SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements when it becomes effective on July 1, 2009.

Part I Financial Information
Item 1
On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends Statement 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively. The Company will adopt this new accounting pronouncement in the fourth quarter of its fiscal year ended June 30, 2009. Management is still evaluating the impact of FSP 157-4.
On April 9, 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this new accounting pronouncement in the first quarter of its fiscal year ended June 30, 2010. Management is still evaluating the impact of FSP FAS 107-1 and APB 28-1.
On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this new accounting pronouncement in the fourth quarter of its fiscal year ended June 30, 2009. Management is still evaluating the impact of FSP FAS 115-2 and FAS 124-2.

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three- and nine-month periods ended March 31, 2009 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
FORWARD-LOOKING STATEMENTS
When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Additionally, other risks and uncertainties are described in the Company’s Form 10-K for the year ended June 30, 2008 under “Item 1A — Risk Factors.”
The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
FINANCIAL CONDITION
The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. During the period, the Company used increases in deposits to purchase mortgage-backed securities, repay short-term advances and to increase cash and cash equivalents in order to improve the Bank’s liquidity position.
In addition, the Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced. Consolidated assets of PVF were $897.7 million as of March 31, 2009, an increase of approximately $30.3 million, or 3.5%, as compared to June 30, 2008. The Bank remained “well-capitalized” under regulatory guidelines for tier one core capital, tier one risk-based capital, and total risk-based capital with capital levels of 7.86%, 10.14% and 11.39%, respectively, at March 31, 2009.
During the nine months ended March 31, 2009, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds

Part I Financial Information
Item 2
FINANCIAL CONDITION continued
sold, increased $23.7 million, or 133.2%, as compared to June 30, 2008. The increase in cash and cash equivalents resulted from an increase in deposits of $47.6 million as well as the Bank’s decision to maintain higher cash balances in order to bolster the Company’s liquidity and to have funds available for the origination of loans receivable held-for-sale.
Loans receivable, net, decreased by $17.0 million, or 2.4%, during the nine months ended March 31, 2009. The decrease in loans receivable included decreases to one-to-four family residential, land and construction loans, partially offset by increases to commercial, multifamily, and equity line of credit loans. The increase to commercial real estate loans was primarily the result of commercial construction loans converted to permanent financing.
Following is a breakdown of loans receivable at March 31, 2009 and June 30, 2008:

	March 31,	June 30,
	2009	2008
Real estate mortgages:
One-to-four family residential	$159,623,287	$168,532,008
Home equity line of credit	90,257,524	87,876,182
Multi-family residential	59,542,257	52,420,774
Commercial	196,913,303	174,403,925
Commercial equity line of credit	44,579,720	36,913,491
Land	67,893,946	73,544,594
Construction — residential	48,356,497	55,442,114
Construction — multi-family	5,313,057	5,802,842
Construction — commercial	19,870,524	38,303,228

Total real estate mortgages	692,350,115	693,239,158
Non-real estate loans	33,235,699	33,592,529

Total loans receivable	725,585,814	726,831,687
Net deferred loan origination fees	(2,284,564)	(2,685,309)
Allowance for loan losses	(25,802,876)	(9,653,972)

Loans receivable, net	$697,498,374	$714,492,406

Park View Federal Savings Bank does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. All one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to the loan committee for approval. Any exposure the Bank may have to these types of loans is immaterial and insignificant.
The increase of $8.3 million in loans receivable held-for-sale is the result of timing differences between the origination and the sale of loans. Previously, the Company’s mortgage-backed securities were classified as held-to-maturity and were carried at amortized cost. During the second quarter of the current fiscal year, management transferred these to available-for-sale and these securities are now carried at fair value. The Company sold $49.7 million of these securities previously held-to-maturity, acquired $113.3 million of new securities, and subsequently sold $47.8 million of the new securities. Market conditions were extraordinary during the period due to the announcement of the Federal Reserve’s unprecedented actions to bolster the mortgage-backed security market.
The increase of $8.3 million in real estate owned is the result of the addition of 45 single-family properties, 5 parcels of land, and 7 commercial properties totaling approximately $15.1 million offset by the disposal of 33 single-family properties, 2

Part I Financial Information
Item 2
FINANCIAL CONDITION continued
parcels of land, and 2 commercial properties totaling $6.6 million. At March 31, 2009 the Bank had 38 properties totaling $12.3 million in real estate owned. The real estate owned included 25 single-family properties, 6 parcels of land, and 7 commercial properties.
Deposits increased by $47.6 million, or 7.2%, as the result of management’s decision to increase brokered deposits by $45.0 million in order to take advantage of attractive rates available as well as to improve the Bank’s liquidity in a tight credit market. Advances decreased by $9.0 million as a result of the repayment of $9.0 million in short-term borrowings. The decrease in advances from borrowers for taxes and insurance of $2.4 million is attributable to timing differences between the collection and payment of taxes and insurance.

RESULTS OF OPERATIONS	Three months ended March 31, 2009, compared to three months ended March 31, 2008.
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
PVF’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held-for-sale and securities. In addition, net income is affected by the level of operating expenses, loan loss provisions and costs associated with the acquisition, maintenance and disposal of real estate.
During the three and nine months ended March 31, 2009, the Company reported a net loss due to elevated levels of loan loss provisions and other-than-temporary impairment charges on its holdings of Federal Home Loan Mortgage Corporation (“FHLMC”)and Federal National Mortgage Association (“FNMA”) preferred stock.
The Company’s net loss for the three months ended March 31, 2009 was $8,580,800 as compared to net income of $301,200 for the prior year comparable period. This represents a decrease of $8,882,000 when compared with the prior year comparable period.
Net interest income for the three months ended March 31, 2009 decreased by $834,100, or 16.1%, as compared to the prior year comparable period. This resulted from a decrease of $2,636,000, or 19.4%, in interest income partially offset by a decrease of $1,801,900, or 21.5%, in interest expense. The decrease in net interest income

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
was attributable to a decline of 35 basis points in the interest-rate spread for the three months ended March 31, 2009 as compared to the prior year comparable period. The decrease in interest-rate spread resulted from increased non-performing loans as well as margin compression attributable to declining rates on adjustable-rate loans, resulting from a decrease in short-term market rates to an extent that was not reflected in local market deposit pricing.
The following table presents comparative information for the three months ended March 31, 2009 and 2008 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities (dollars in thousands).

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets
Loans (1)	$749,819	$9,972	5.32%	$725,501	$12,467	6.87%
Mortgage-backed securities	64,414	797	4.96%	30,935	384	4.98%
Investments and other	22,210	168	3.01%	60,781	721	4.74%

Total interest-earning assets	836,443	10,937	5.23%	817,217	13,572	6.64%

Non-interest-earning assets	55,461			57,296

Total Assets	$891,904			$874,513

Interest-bearing liabilities
Deposits	$693,831	$5,371	3.10%	$671,217	$7,111	4.24%
Borrowings	98,718	901	3.65%	87,639	914	4.17%
Subordinated debt	20,000	309	6.18%	20,000	357	7.14%

Total interest-bearing liabilities	812,549	6,581	3.24%	778,856	8,382	4.30%

Non-interest-bearing liabilities	19,002			28,896

Total liabilities	$831,551			$802,842
Stockholder’s equity	60,353			71,671

Total liabilities and equity	$891,904			$874,513

Net interest income		$4,356			$5,190

Interest-rate spread			1.99%			2.34%

Yield on interest-earning assets			2.08%			2.54%

Interest-earning assets to interest-bearing liabilities	102.94%			104.93%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the three months ended March 31, 2009, a provision for loan losses of $15,690,600 was recorded, while a provision for loan losses of $819,000 was recorded in the prior year comparable period. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. The allowance for loan losses consists of a specific component and a general component.
Following is a breakdown of our valuation allowances:

	March 31, 2009	June 30, 2008

General valuation allowance	$10,066,838	$6,315,252
Specific valuation allowance	15,736,038	3,338,720

Total valuation allowance	$25,802,876	$9,653,972

Management’s approach includes establishing a specific valuation allowance by evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management established a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on our historical loss experience, trends based on changes to non-performing loans and foreclosure activity, and our subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Company’s loss experience for each category. Historical loss percentages are calculated and adjusted by taking charge-offs in each risk category during the past 12 months and dividing the total by the average balance of each category. The Bank’s historical charge-offs, prior to fiscal 2008, are limited and the application of historical charge-offs per our formula resulted in extremely small historical loss factors at June 30, 2008. In the quarter ended March 31, 2009, with increased charge-off activity, the historical loss factors were revised to reflect the most current 12-month rolling average. Presently, we are updating our historical loss percentages on a monthly basis using a 12-month rolling average.
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
During the current period, the Company performed a thorough review of its loan portfolio. This review involved analyzing all large borrowing relationships, delinquency trends, and loan collateral valuation in order to identify impaired loans. This analysis was performed so that management could identify all troubled loans and loan relationships as well as deteriorating loans and loan relationships. As a result of this review detailed action plans were developed to either return the loans to performing or dispose of the loan and end the borrowing relationship. This review resulted in the Bank establishing specific valuation allowances of $15.7 million for identified collateral shortfalls.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The following table provides statistical measures of non-performing assets:

	March 31,	June 30,
	2009	2008
	(Dollars in thousands)
Loans on non-accruing status (1):
Real estate mortgages:
One-to-four family residential	$17,651	$6,453
Commercial	7,333	3,001
Multi-family residential	3,715	152
Construction and land	33,974	12,350
Non real estate	1,394	533

Total loans on non-accrual status:	$64,067	$22,489

Ratio of non-performing loans to total loans	8.83%	3.09%

Other non-performing assets (2)	$12,327	$4,065

Total non-performing assets	$76,394	$26,554

Total non-performing assets to total assets	8.51%	3.06%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.
The levels of non-accruing loans at June 30, 2008 and March 31, 2009 are attributable to poor current local and economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most creditworthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. The Company has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Company has seen a significant increase in non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Of the $64.1 million and $22.5 million in non-accruing loans at March 31, 2009 and June 30, 2008, $46.4 million and $16.0 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
to arrive at an estimate of the net realizable value of the collateral. Through this process, we established specific loss reserves related to these loans outstanding at March 31, 2009 and June 30, 2008 of $13,041,912 and $2,792,048, respectively. At June 30, 2008 certain land and construction loans not included in non-accrual loans were considered to be impaired. Since June 30, these loans were designated as non-accrual.
The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $2,028,975 and $453,470 for these loans as of March 31, 2009 and June 30, 2008, respectively.
There are $2.7 million and $3.0 million in performing loans for which we have established specific loan loss reserves as of March 31, 2009 and June 30, 2008. These loans are collateralized by various forms of one-to-four family real estate, non-residential real estate or residential construction. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $665,151 and $93,202 for these loans as of March 31, 2009 and June 30, 2008, respectively.
For the three months ended March 31, 2009, non-interest income increased by $2,572,600, or 211.8%, from the prior year comparable period. This resulted primarily from an increase in income from mortgage-banking activities of $2,998,400, and a gain on the sale of mortgage-backed securities of $558,400, and in other, net of $168,160. As described earlier, during the current period the Company reclassified its mortgage-backed securities portfolio from held-to-maturity to available-for-sale and sold a portion of these securities, resulting in realized gains during the period. These increases were partially offset by an increase in loss on real estate owned of $906,900, a decrease in earnings on bank-owned life insurance (“BOLI”) of $227,100, a decrease in service and other fees of $19,500, and an impairment charge of $1,200 from the markdown in value of preferred stock issued by the FHLMC and the FNMA.
The gain on the sale of mortgage-backed securities is the result of sharply declining market rates that resulted in an opportunity for the Bank to sell mortgage-backed securities at an attractive market premium.
The increase of $2,998,400 in mortgage-banking activities is primarily the result of an increase in the volume of loan commitments and loans originated-for-sale as well as a change in the accounting for the Company’s loans held-for-sale, now carried at fair value, and a change in accounting for the Company’s mortgage-banking derivatives, which are valued using different attributes than used in the prior period due to the Company’s adoption of SEC Staff Accounting Bulletin No. 109. The Company elected to account for these at fair value beginning July 1, 2008. During these periods, the Company pursued a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. During the current period a fair value adjustment of $1,199,100 was recorded to income for the change in fair value of the Company’s mortgage banking derivative and $315,300 for the change in fair value of the Company’s loans held-for-sale.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The decline in earnings on BOLI is the result of the Bank transferring the balances held in separate accounts from investment in mortgage-backed securities to money market accounts because of market volatility. The earnings of the money market account were insufficient to offset the cost of the insurance. The increase of $173,700 in other, net is the result of partnership earnings resulting from the Company’s investment in a Title Company.
Non-interest expense for the three months ended March 31, 2009 increased by $237,000, or 4.6%, from the prior year comparable period. This resulted from an increase in outside services of $245,900, FDIC insurance premium of $214,800, and an increase in real estate owned expense of $225,100, partially offset by a decrease in compensation and benefits of $135,900, office occupancy and equipment of $61,500 and other of $251,400.
The increase in outside services is due to increased consulting fees attributable to the review of our loan portfolio as well as fees paid for temporary employees to assist with the high volume of loan originations. The increase in the cost of FDIC insurance is due to higher assessment rates charged on deposits, while the increase to real estate owned expense is attributable to the acquisition and maintenance of properties acquired through foreclosure.
The federal income tax provision for the three-month period ended March 31, 2009 represented an effective rate of a negative 33.9% for the current period compared to an effective rate of 23.4% for the prior year comparable period. The effective rate in the prior period was reduced due to the increased proportion of pre-tax income consisting of an increase in the cash surrender value of BOLI.
RESULTS OF OPERATIONS
Nine months ended March 31, 2009,
compared to nine months ended
March 31, 2008.
The Company’s net loss for the nine months ended March 31, 2009 was $12,203,600 as compared to net income of $1,644,100 for the prior year comparable period. This represents a decrease of $13,847,700 when compared with the prior year comparable period.
Net interest income for the nine months ended March 31, 2009 decreased by $2,200,000, or 13.5%, as compared to the prior year comparable period. This resulted from a decrease of $7,940,300, or 18.3%, in interest income partially offset by a decrease of $5,740,300, or 21.2%, in interest expense. The decrease in net interest income was primarily attributable to a decline of 26 basis points in the interest-rate spread for the nine month period ended March 31, 2009 as compared to the prior year comparable period. The decrease in interest-rate spread resulted from increased non-performing loans as well as margin compression attributable to declining rates on adjustable-rate loans, resulting from a decrease in short-term market rates not reflected in local market deposit pricing. The increase in outside services is due to increased consulting fees attributable to the review of our loan portfolios as well as fees paid for temporary employees to assist with the high volume of loan originations.
The following table presents comparative information for the nine months ended March 31, 2009 and 2008 about average balances and average yields and costs for

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
interest-earning assets and interest-bearing liabilities. Net interest income is affected by the interest-rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities (dollars in thousands).

	Nine Months Ended			Nine Months Ended
	March 31, 2009			March 31, 2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets

Loans (1)	$732,889	$32,313	5.88%	$725,895	$39,579	7.27%
Mortgage-backed securities	58,866	2,185	4.95%	27,197	1,017	4.99%
Investments and other	37,548	893	3.17%	73,681	2,735	4.95%

Total interest-earning assets	829,303	35,391	5.69%	826,773	43,331	6.99%

Non-interest-earning assets	62,597			56,771

Total Assets	$891,900			$883,544

Interest-bearing liabilities

Deposits	$689,037	$17,563	3.40%	$656,633	$21,838	4.43%
Borrowings	90,042	2,734	4.05%	108,695	4,047	4.96%
Subordinated debt	20,000	981	6.54%	20,000	1,133	7.55%

Total interest-bearing liabilities	799,079	21,278	3.55%	785,328	27,018	4.59%

Non-interest-bearing liabilities	27,576			26,480

Total liabilities	$826,655			$811,808

Stockholder’s equity	65,245			71,736

Total liabilities and equity	$891,900			$883,544

Net interest income		$14,113			$16,313

Interest-rate spread			2.14%			2.40%

Yield on interest-earning assets			2.27%			2.63%

Interest-earning assets to interest-bearing liabilities	103.78%			105.28%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.
For the nine months ended March 31, 2009, a provision for loan losses of $20,022,600 was recorded, while a provision for loan losses of $1,494,400 was recorded in the prior year comparable period. The current period provision for loan losses reflects significant increases to specific loan loss reserves as a result of the

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
review of the entire loan portfolio, changes to the overall volume and composition of the loan portfolio, and adjustments to historical loan loss percentages based upon the methodology described previously. For the nine-month period ended March 31, 2009, the Bank increased loss factors by collateral type in order to reflect recent increases in historical losses.
For the nine months ended March 31, 2009, non-interest income increased by $1,078,600, or 37.9%, from the prior year comparable period. This resulted primarily from an increase in mortgage-banking activities of $3,150,200, a gain on the sale of mortgage-backed securities of $1,224,300 and an increase to other, net, of $372,000. These increases were partially offset by an impairment charge of $1,842,400 from the markdown in value of preferred stock issued by the FHLMC and the FNMA. In addition, there was an increase on loss of real estate owned of $1,035,200, a decrease to earnings on BOLI of $698,000, and service and other fees decreased by $92,300.
The gain on the sale of mortgage-backed securities is the result of sharply declining market rates that resulted in an opportunity for the Bank to sell mortgage-backed securities at an attractive market premium. During the current period the Bank reclassified its mortgage-backed securities portfolio from held-to-maturity to available-for-sale.
The increase of $3,150,200 in mortgage-banking activities is primarily the result of an increase in the volume of loan commitments and loans originated-for-sale as well as a change in the accounting for the Company’s loans held-for-sale, now carried at fair value, and a change in accounting for the Company’s mortgage banking derivatives, which are valued using different attributes than used in the prior period due to the Company’s adoption of SEC Staff Accounting Bulletin No. 109. During these periods, the Company pursued a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. During the current period a fair value adjustment of $1,437,100 was recorded to income for the change in fair value of the Company’s mortgage banking derivative and $475,600 for the change in fair value of the Company’s loans held-for-sale.
The decline in earnings on BOLI is the result of the Bank transferring the balances held in separate accounts from investment in mortgage-backed securities to money market accounts because of market volatility. The earnings of the money market accounts were insufficient to offset the cost of the insurance. The increase of $375,200 in other, net is the result of partnership earnings resulting from the Company’s investment in a Title Company.
Non-interest expense for the nine months ended March 31, 2009 increased by $876,300, or 5.7%, from the prior year comparable period. This resulted from increases in outside services of $397,400, real estate owned expense of $600,900, and an increase in FDIC insurance premium of $507,900, partially offset by a decrease in compensation and benefits of $156,700, office occupancy and equipment of $270,800 and other of $202,400.
The increase in outside services is due to increased consulting fees attributable to the review of our loan portfolios as well as fees paid for temporary employees to assist with the high volume of loan originations. The increase in the cost of FDIC insurance is due to higher assessment rates charged on deposits, while the increase to real estate owned expense is attributable to the acquisition and maintenance of properties acquired through foreclosure.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The federal income tax provision for the nine-month period ended March 31, 2009 represented an effective rate of a negative 33.5% for the current period compared to an effective rate of 23.9% for the prior year comparable period. The effective rate in the prior period was reduced due to the increased proportion of pre-tax income consisting of an increase in the cash surrender value of BOLI.
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
PVF Capital Corp. has certain ongoing cash needs primarily related to trust preferred securities and the payment of dividends to stockholders. Interest payments on the trust preferred securities instruments totaled $462,000 during the nine months ended March 31, 2009. Cash dividends to stockholders totaled $77,700 for the six months ended December 31, 2008. During the December 2008 quarter, the Company elected to defer interest payments on the trust preferred securities and suspend the payment of cash dividends to stockholders. Cash at the holding company totaled $363,100 at March 31, 2009.
Our ability to pay dividends depends, in part, on our receipt of dividends from the Bank because the Company has minimal sources of income other than distributions from the Bank. OTS regulations impose limitations upon all capital distributions, including cash dividends, by a savings institution, such as the Bank. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an

Part I Financial Information
Item 2
LIQUIDITY AND CAPITAL RESOURCES continued
application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.
As of March 31, 2009, the Bank’s calendar year-to-date net loss for 2009 plus net loss for the prior two calendar years totaled $9,248,400, and the Bank did not have the ability to pay dividends to the Company without application to the OTS. Our ability to pay dividends to stockholders depends on our ability to generate sufficient income and maintain sufficient capital at the Bank to pay dividends to the Company. PVF Capital Corp. cannot make or pay any dividend or capital distribution to its shareholders without the prior written approval of its regulator.
The Bank’s primary regulator, the Office of Thrift Supervision (“OTS”) has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At March 31, 2009 and June 30, 2008, the Bank’s capital exceeded the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

	Park View		Requirement for
March 31, 2009	Federal	Percent of	Well-Capitalized
(dollars in thousands)	Capital	Assets(1)	Institution

Tangible capital	$70,771	7.83%	N/A
Tier-1 core capital	$70,771	7.86	5.00%
Tier-1 risk-based capital	$70,771	10.14	6.00
Total risk-based capital	$79,514	11.39	10.00

	Park View		Requirement for
June 30, 2008	Federal	Percent of	Well-Capitalized
(dollars in thousands)	Capital	Assets(1)	Institution

Tangible capital	$83,972	9.68%	N/A
Tier-1 core capital	$83,972	9.68	5.00%
Tier-1 risk-based capital	$83,972	12.09	6.00
Total risk-based capital	$90,286	12.99	10.00

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

Item 3
QUANTITATIVE AND QUALITATAIVE DISCLOSURES ABOUT MARKET RISK
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
During most of the three-month period ended March 31, 2009, declining short-term rates, have resulted in a decrease to the Bank’s cost of funds, while the yield on interest-earning assets have declined due to decreases in short-term borrowing rates along with significant increases in impaired loans, resulting in a decrease in interest-rate spread. The Company has a significant amount of short-term adjustable rate loans that adjust based on changes to the prime rate and treasury yields. Although the yield curve has returned to a more traditional positive slope during the current quarter, there remains a lag between market rates and the re-pricing of interest-earning assets and interest-bearing liabilities. Our strategy is to keep the maturities of interest-earning assets and interest-bearing liabilities short. Our efforts are focused on mitigating the impact of the shape of the yield curve on our interest-rate spread.
Item 4T
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

Part II Other Information continued
Item 1. Legal Proceedings. N/A
Item 1A. Risk Factors
The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.
We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in financial and real estate values. Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate our increasing our provision for loans losses, which would reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.
Future FDIC assessments will hurt our earnings.
In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 20 basis points of assessable deposits as of June 30, 2009. The assessment will be collected on September 30, 2009. In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.
We currently do not pay dividends and may not resume the payment of dividends.
We currently do not pay dividends and do not expect to resume the payment of dividends in the near term. On November 12, 2008 we suspended our dividend program and agreed with the Office of Thrift Supervision that we will not issue a dividend to stockholders in the future without Office of Thrift Supervision consent. Besides the Office of Thrift Supervision limitations to which we are subject, our ability to pay dividends will depend on a number of factors, including capital requirements, our financial condition and results of operations, including our ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, our ability to pay dividends may depend, in part, on our receipt of dividends from Park View Federal Savings Bank. We have agreed with the Office of Thrift Supervision that Park View Federal Savings Bank will not pay any dividend to PVF Capital Corp. without the prior written approval of the Office of Thrift Supervision. In addition, Office of Thrift Supervision regulations limit distributions from Park View Federal Savings Bank to PVF Capital Corp.

Part II Other Information continued
The Company has elected to defer the payment of dividends on $10.0 million of variable-rate Subordinated Deferrable Interest Debentures due June 29, 2034 and $10,000,000 of fixed-rate Subordinated Deferrable Interest Debentures due July 6, 2036 (the “Debentures”). The Company issued the Debentures to two special purpose entities, PVF Capital Trust I and PVF Capital Trust II (the “Trusts”), in exchange for the proceeds of the offering by the Trusts of trust preferred securities. Pursuant to the terms of the Debentures, interest on the Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default. While the Company will defer the payment of interest on the Debentures, it will continue to accrue expense for interest owed on the Debentures at a compounded rate. Under the terms of the Debentures, if the Company has elected to defer the payment of interest on the Debentures, the Company generally may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock. Accordingly, the Company discontinued the payment of cash dividends on its common stock.
We had operating losses during the last fiscal year and the nine months ended March 31, 2009. Continued losses may have an adverse impact on our stock price and regulatory capital ratios.
We reported net losses of $1.1 million and $12.2 million for the year ended June 30, 2008 and the nine months ended March 31, 2009, respectively. The primary reasons for our losses were that we increased our provision for loan losses as a result of deteriorating economic conditions and the adverse impact on the housing and real estate markets. For the nine months ended March 31, 2009, a provision for loan losses of $20.0 million was recorded, while a provision for loan losses of $1.5 million was recorded in the prior year comparable period. Although Park View Federal Savings Bank’s capital exceeded the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution at March 31, 2009 and June 30, 2008, additional losses could adversely impact the Bank’s regulatory capital ratios. A failure to be considered well-capitalized would, among other things, affect the Bank’s ability to accept brokered deposits and may subject the Bank to increased FDIC deposit insurance assessments.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
(a)	N/A

(b)	N/A

(c)	The following table illustrates the repurchase of the Company’s common stock during the period ended March 31, 2009:

			(c) Total
			Number of
			Shares
			Purchased as
	(a) Total		Part of	(d) Maximum Number of
	Number of	(b) Average	Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1 through January 31, 2009	—	—	—	265,602
February 1 through February 28, 2009	—	—	—	265,602
March 1 through March 31, 2009	—	—	—	265,602
Total	—	—	—	265,602

Part II Other Information continued
In August 2002, the Company announced a stock repurchase program to acquire up to 5% of the Company’s common stock. This plan was renewed for an additional year in July 2008. The plan is renewable on an annual basis and will expire in July 2009, if not renewed.
Item 3. Defaults Upon Senior Securities. N/A
Item 4. Submission of Matters to a Vote of Security Holders. N/A
Item 5. Other Information. N/A.
Item 6. (a) Exhibits
3.1	Articles of incorporation, as amended and restated (1)

3.2	Code of Regulations, as amended and restated (2)

3.3	Bylaws, as amended and restated (3)

4	Specimen Common Stock Certificate (4)

10.1*	Agreement with Marty Adams Consulting, LLC (5)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*	Management contract on compensatory plan, contract or arrangement.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-24948).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2008 (Commission File No. 0-24948).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2005 (Commission File No. 0-24948).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

(5)	Incorporated by reference to Form 8-K filed on March 4, 2009.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)
Date: May 8, 2009	/s/ Edward B. Debevec
Edward B. Debevec
Treasurer (Duly authorized officer and Principal Financial Officer)