Form 10-K
period 2009-06-30
PVF CAPITAL CORP
filed 2009-09-28
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-24948
PVF CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Ohio	34-1659805

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

30000 Aurora Road, Solon, Ohio	44139

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 248-7171
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock (par value $0.01 per share)	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant’s voting stock is listed on the Nasdaq Capital Market under the symbol “PVFC.” The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $10,736,773 based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Capital MarketSM as of December 31, 2008 ($1.75 per share). Solely for purposes of this calculation, directors and executive officers are treated as affiliates.
As of September 18, 2009, the Registrant had 7,979,120 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Proxy Statement for the 2009 Annual Meeting of Stockholders. (Part III)

PART I
Item 1. Business
General
PVF Capital Corp. (“PVF” or the “Company”) is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”). PVF owns and operates Park View Federal Savings Bank, PVF Service Corporation (“PVFSC”), a real estate subsidiary, and Mid Pines Land Company (“MPLC”), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary, currently inactive, and two other subsidiaries chartered for future operation, but which are also currently inactive. Park View Federal is a federal stock savings bank operating through seventeen offices located in Cleveland and surrounding communities. PVF also created PVF Capital Trust I and PVF Capital Trust II for the sole purpose of issuing trust preferred securities. Park View Federal has operated continuously for 89 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF Capital Corp.’s main office is located at 30000 Aurora Road, Solon, Ohio 44139 and its telephone number is (440) 248-7171.
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
Market Area
The Bank conducts its business through seventeen offices located in Cuyahoga, Summit, Medina, Lorain, Lake, Portage and Geauga Counties in Ohio, and its market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. At June 30, 2009, over 90% of the Bank’s net loan portfolio and over 90% of the Bank’s deposits were in the Bank’s market area. Park View Federal has targeted business development efforts in suburban sectors of its market area, such as Lake, Geauga, Medina and Summit Counties, where demographic growth has been stronger.
The economy in the Company’s market area has been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of healthcare, education, service, financial and wholesale and retail trade industries. In recent years healthcare has overtaken manufacturing as Cleveland’s largest sector employer. Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Concerns therefore exist about the stability of the financial markets, the strength of counterparties, many lenders, and institutions.

Lending Activities
Loan Portfolio Composition
The Company’s loans receivable and loans receivable held for sale totaled $695.5 million at June 30, 2009, representing 77% of total assets at such date. It is the Company’s policy to concentrate its lending in its market area.
Set forth below is certain data relating to the composition of the Company’s loan portfolio by type of loan on the dates indicated. As of June 30, 2009, the Company had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans receivable held for investment:
One-to four-family residential	$158,956	23.78%	$168,532	23.59%	$163,298	22.89%	$174,575	23.72%	$148,956	22.55%
Home equity line of credit	88,407	13.23	87,876	12.30	85,093	11.93	94,450	12.83	97,692	14.79
Multi-family residential	58,568	8.76	52,421	7.34	48,101	6.74	45,716	6.21	33,505	5.07
Commercial	192,115	28.74	174,404	24.41	184,850	25.91	170,392	23.15	171,331	25.94
Commercial equity line of credit	46,287	6.92	36,913	5.17	33,208	4.66	34,064	4.63	31,875	4.83
Land	60,922	9.11	73,545	10.29	74,414	10.43	77,242	10.49	68,165	10.32
Construction — residential	39,237	5.87	55,442	7.76	63,316	8.88	84,146	11.43	75,460	11.42
Construction — multi-family	5,211	0.78	5,803	0.81	6,397	0.90	7,955	1.08	—	—
Construction — commercial	20,381	3.05	38,303	5.36	31,610	4.43	33,757	4.59	24,355	3.69
Non-real estate	32,155	4.81	33,592	4.70	30,455	4.27	21,824	2.96	17,300	2.62

	702,239	105.05	726,831	101.73	720,742	101.04	744,121	101.09	668,639	101.23

Deferred loan fees	(2,296)	(0.34)	(2,685)	(0.38)	(2,832)	(0.40)	(3,381)	(0.46)	(3,833)	(0.58)
Allowance for loan losses	(31,483)	(4.71)	(9,654)	(1.35)	(4,581)	(0.64)	(4,675)	(0.63)	(4,312)	(0.65)

Total other items	(33,779)	(5.05)	(12,339)	(1.73)	(7,413)	(1.04)	(8,056)	(1.09)	(8,145)	(1.23)

Total loans receivable, net	$668,460	100.00%	$714,492	100.00%	$713,329	100.00%	$736,065	100.00%	$660,494	100.00%

Loans receivable held for sale, net	$27,078		$7,831		$14,993		$10,698		$9,060

The following table presents at June 30, 2009 the amounts of loan principal repayments scheduled to be received by the Company during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments and may cause the Bank’s actual repayment experience to differ from that shown below.

	Due During	Due After One
	the Year	Through Five	Due Five Years
	Ending	Years After	or More After
	June 30,	June 30,	June 30,
	2010	2009	2009
	(In thousands)

Real estate construction loans	$64,830	$—	$—
Non-real estate loans	11,708	12,801	7,646

Total	$76,538	$12,801	$7,646

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
Loan Underwriting Policies
The Bank’s lending activities are subject to the Bank’s written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are generally performed by an internal staff appraiser or by independent outside appraisers approved by the Bank’s Board of Directors. The Bank’s Loan Underwriter has authority to approve all fixed-rate single-family residential mortgage loans which meet FHLMC and FNMA underwriting guidelines and those adjustable-rate single-family residential mortgage loans which meet the Bank’s underwriting standards and are in amounts of less than $700,000. The Board of Directors has established a Loan Committee comprised of officers and management of the Bank. This committee reviews all loans approved by the underwriter and has the authority to approve single-family residential loans, construction, multi-family and commercial real estate loans up to $2.5 million, and commercial non-real estate loans up to $1.0 million. All loans in excess of the above amounts must be approved by the Board of Directors. All loans secured by savings deposits can be approved by lending officers based in the Bank’s branch offices.

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
Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family residential real estate loans in its market area. The Bank currently originates fixed-rate residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. In addition, in accordance with FHLMC and FNMA guidelines, the Bank offers 30-year loans with interest rates that reset after five or seven years, at which point the rate is fixed over the remaining 25 or 23 years of the loan, respectively. At June 30, 2009, $159.0 million, or 23.8%, of the Bank’s net loan portfolio consisted of single-family conventional mortgage loans, of which approximately $122.8 million, or 77.2%, carried adjustable interest rates. Included in this amount are $41.9 million in second mortgage loans. In addition, the Bank had $27.1 million in loans held for sale. These loans carry fixed rates and are loans originated by the Bank to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.
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
Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by the Bank are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. The Bank’s multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of from 10 to 25 years with interest rates that adjust either annually or every three to five years based upon changes in the Treasury Rate Index or Federal Home Loan Bank advance rate, plus a negotiated margin. In addition, the Bank makes revolving line of credit loans secured by mortgages on commercial and multi-family property. Said loans are adjustable-rate loans based on the prime interest rate and are made for terms of up to two years. These loans are underwritten using the same guidelines as for first mortgage, commercial and multi-family loans. Commercial real estate loans, including commercial equity lines of credit, and multi-family residential real estate loans amounted to $297.0 million, or 44.4%, of the Bank’s net loan portfolio at June 30, 2009.
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

Construction Loans. The Bank also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied single-family dwellings in the Bank’s market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Interest rates on residential construction loans made to the eventual occupant are set at competitive rates, and are usually fixed for the construction term. Interest rates on residential construction loans to builders are set at a variable rate based on the prime rate, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 24 months. Advances are generally paid directly to subcontractors and suppliers and are made on a percentage of completion basis. At June 30, 2009, $64.8 million, or 9.7%, of the Bank’s net loan portfolio consisted of construction loans.
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
Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well known to the Bank, secures financial statements and generally obtains personal guarantees of such builders and developers. The Bank may also require feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to 80% of the appraised value. If land is being acquired, the amount of the loan to be used for such purposes is usually limited to 80% of the cost of the land. All of these loans originated are within the Bank’s market area. The Bank had $60.9 million, or 9.1%, of its net loan portfolio in land loans at June 30, 2009.
Equity Line of Credit Loans. The Bank originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5-year review and renewal option on owner-occupied properties. In addition, such loans on non-owner occupied properties are for a term of 2 years, followed by a balloon payment. The rate adjusts monthly to a rate generally ranging from the prime lending rate minus 0.5% to prime plus 2.0%. At June 30, 2009, the Bank had $88.4 million, or 13.2% of its net loan portfolio held for investment in home equity lines of credit.
Commercial Non-Real Estate Business Loans. The Bank will make commercial business loans secured by non-real estate assets such as accounts receivable, inventory, furniture and fixtures, equipment and certain intangible assets. Such loans are made on a limited basis (up to 7.5% of assets) to credit worthy customers of the Bank. The loans are made for up to amounts ranging from 10% to 80% of the collateral depending on the type of collateral provided, not to exceed $3.0 million for terms up to 10 years. The Bank generally requires the personal guarantee of all borrowers for such loans. At June 30, 2009, the Bank had $32.2 million, or 4.8%, of its net loan portfolio in commercial non-real estate business loans.

Mortgage Banking Activity
In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it had sold or swapped for mortgage-backed securities. During the year ended June 30, 2009, the Bank reported a net loan servicing loss of $0.2 million and at June 30, 2009 was servicing $993.8 million of loans for others. The loss from loan servicing is attributable to heavy refinance activity during the year that resulted in the write-down of the mortgage servicing asset in excess of the mortgage loan servicing fee income generated. Because of the success the Bank has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.
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
At June 30, 2009 and 2008, the Bank had $27.1 million and $7.8 million, respectively, of fixed-rate single-family mortgage loans available for sale.
Nonperforming Loans and Other Problem Assets
It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5% of the scheduled principal and interest payment. As a matter of policy, the Bank will contact the borrower after the loan has been delinquent 20 days. The Bank orders a property inspection after a loan payment becomes 45 days past due. If a delinquency exceeds 90 days in the case of a residential mortgage loan, 60 days in the case of a construction loan or 60 days for a loan on commercial real estate, the Bank will institute additional measures to enforce its remedies resulting from the loan’s default, including, commencing foreclosure action. Loans which are delinquent 90 days or more having a loan-to-value ratio exceeding 60% generally are placed on nonaccrual status, and formal legal proceedings are commenced to collect amounts owed. Loans may be placed on nonaccrual if the borrower is bankrupt or if the loan is in foreclosure.

The following table sets forth information with respect to the Bank’s nonperforming loans and other problem assets at the dates indicated.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accruing loans (1):
Real estate	$69,762	$22,489	$13,653	$15,456	$11,750

Total	$69,762	$22,489	$13,653	$15,456	$11,750

Accruing loans which are contractually past due 90 days or more:
Real estate	$729	$2,977	$876	$—	$608

Total	$729	$2,977	$876	$—	$608

Total nonaccrual and 90 days past due loans	$70,491	$25,466	$14,529	$15,456	$12,358

Ratio of nonperforming loans to total loans	10.04%	3.51%	1.99%	2.08%	1.85%

Other nonperforming assets (2)	$11,608	$4,065	$2,622	$817	$1,319

Total nonperforming assets	$82,099	$29,531	$17,151	$16,273	$13,677

Total nonperforming assets to total assets	9.11%	3.40%	1.90%	1.80%	1.66%

(1)
Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Nonaccrual loans include all loans classified as doubtful or loss, and all loans greater than 90 days past due with a loan-to-value ratio greater than 60%.

(2)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession.
Following is a schedule detailing the length of time our nonaccrual loans and accruing loans which are contractually past due 90 days have been contractually past due along with detail as to the composition of nonaccrual loans and accruing loans which are contractually past due 90 days at June 30, 2009 and 2008.

	At June 30,
	2009				2008
	(In thousands)
	90 days	91 to	More than		90 days	91 to	More than
	or less	365 days	365 days	Total	or less	365 days	365 days	Total
One-to-four residential	$$3,177	$4,952	$1,424	$9,553	$—	$2,426	$2,105	$4,531
Home equity line of credit	1,050	3,104	1,844	5,998	—	1,700	1,455	3,155
Multi-family residential	—	3,503	176	3,679	—	152	—	152
Commercial real estate	5,388	5,056	2,696	13,140	—	1,618	2,584	4,202
Land	7,186	9,468	1,311	17,965	—	2,850	1,283	4,133
Residential construction	1,596	5,199	3,909	10,704	—	4,990	1,952	6,942
Multi-family construction	—	5,050	—	5,050	—	—	—	—
Commercial construction	1,250	1,180	300	2,730	—	—	1,818	1,818
Non-mortgage	301	13	629	943	—	468	65	533

Total	$19,948	$37,525	$12,289	$69,762	$—	$14,204	$11,262	$25,466

The increase in nonaccrual loans and accruing loans which are contractually past due more than 90 days at June 30, 2009 and June 30, 2008 is attributable to poor current local and national economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. As a savings institution, the Company has significant exposure to the residential market in the greater Cleveland, Ohio area. As a result, the Company has seen a significant increase in nonperforming loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to Real Estate Owned, or charged off.

Of the $69.8 million in nonaccrual loans at June 30, 2009, $54.2 million were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction loans. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Our evaluations of the underlying collateral include a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. The consideration involves discounting the original appraised values of the real estate to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, which includes an inspection of the property, we determined that despite difficult conditions, these loans are generally well-secured. Through this process, we established specific loss reserves related to these loans as of June 30, 2009 of $12.7 million.
The remaining nonaccrual loans with a balance totaling $15.6 million, represents homogeneous one-to-four- family loans. The loss allocations applied to adversely classified loans are based on our historical loss experience, adjusted for environmental factors such as local economic conditions and changes in interest rates. Additionally, the loss allocations consider the potential that the value of this collateral may erode during the foreclosure process. Through this process, we established specific reserves for these loans to the extent such losses are identifiable. At June 30, 2009, we established specific reserves of $2.9 million related to these loans.
Impaired loans represent nonaccrual loans in the nonresidential real estate and residential construction loan categories. Of these $13.1 million are commercial real estate loans, $36.4 million are construction and land loans, $0.9 million are non-mortgage loans, and $3.7 million are multi-family loans. At June 30, 2009, foreclosure proceedings had been initiated on loans in these categories with principal balances of $4.0 million, $6.4 million, $0.0 million and $0.2 million respectively. At June 30, 2009, impaired commercial real estate and construction and land loans have been past due on average 300 and 390 days, respectively. Foreclosure proceedings for these loans are subject to external factors, such as bankruptcy and other legal proceedings that may delay the disposition of the loan, but generally occur within a period of time ranging from 12 to 60 months from the time they are initiated until the loan is ultimately collected, transferred to Real Estate Owned, or charged off.
It is the Bank’s policy to not record into income partial interest payments. During the year ended June 30, 2009, gross interest income of $3.2 million would have been recorded on loans accounted for on a nonaccrual basis if such loans had been current throughout the period. No interest on non-accruing loans was included in income.
At June 30, 2009, nonaccruing loans consisted of 208 loans totaling $69.8 million, and included 52 conventional mortgage loans aggregating $9.6 million, 54 home equity line of credit loans aggregating $6.0 million, 32 land loans in the amount of $18.0 million, 35 construction loans in the amount of $18.5 million, 23 commercial loans in the amount of $13.1 million, 6 non-mortgage loans in the amount of $0.9 million, and 6 multi-family loans in the amount of $3.7 million. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.
In addition to nonperforming loans discussed, the Company has adversely classified $30.9 million of loans at June 30, 2009.
Real estate acquired by the Bank is a result of foreclosure is classified as Real Estate Owned until such time as it is sold. At June 30, 2009, the Bank had 47 real estate owned properties totaling $11.6 million. These properties include raw land, partially developed land and, in some cases, partially built residences. The Company faces the possibility of declines in value of these properties below their carrying amount. Occasionally, the Company will finish development or construction of these projects or homes. In these cases, the Company also faces the risk that costs to complete construction will exceed original estimates or other execution risks.

Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as “substandard,” “doubtful,” or “loss,” if warranted. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention is required to be designated as “special mention.” The Bank has established an Asset Classification Committee, which is comprised of senior employees of the Bank and two outside Board members. The Asset Classification Committee meets monthly to review the Bank’s loan portfolio and determine which loans should be placed on a “watch-list” of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See “Regulation of the Bank — Regulatory Capital Requirements.” OTS examiners may disagree with the insured institution’s classifications and amounts reserved. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS. At June 30, 2009, total nonaccrual and 90 days past due loans and other nonperforming assets were $82.1 million, all of which were classified as substandard. For additional information, see “— Nonperforming Loans and Other Problem Assets” and Note 4 of Notes to Consolidated Financial Statements.
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

	June 30, 2009	June 30, 2008

General allowance	$16,517,403	$6,315,252
Specific allowance	14,965,802	3,338,720

Total allowance	$31,483,205	$9,653,972
Management’s approach includes establishing a specific valuation allowance by evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management established a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on our historical loss experience, trends based on changes to non-performing loans and foreclosure activity, and our subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Company’s loss experience for each category. Historical loss percentages are calculated and adjusted by taking charge-offs in each risk category during the past 12 months and dividing the total by the average balance of each category. The Bank’s historical charge-offs, prior to fiscal 2008, are limited and the application of historical charge-offs per our formula resulted in extremely small historical loss factors at June 30, 2008. In the year ended June 30, 2009, with increased charge-off activity, the historical loss factors were revised to reflect the most current 12-month rolling average. Presently, we are updating our historical loss percentages on a monthly basis using a 12-month rolling average.
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

During the year, the Company performed a thorough review of its loan portfolio. This review involved analyzing all large borrowing relationships, delinquency trends, and loan collateral valuation in order to identify impaired loans. This analysis was performed so that management could identify all troubled loans and loan relationships as well as deteriorating loans and loan relationships. As a result of this review detailed action plans were developed to either return the loans to performing or dispose of the loan and end the borrowing relationship. This review resulted in the Bank establishing specific valuation allowances of $15.0 million for identified collateral shortfalls.
Our analysis of the allowance for loan losses considers changes in nonaccrual loans and changes in probable loan losses as economic conditions deteriorate and the underlying collateral is subjected to an elongated foreclosure process.
In the quarter ended March 31, 2009, the Company established a Special Asset Management Department, headed by a Senior Vice President of Special Assets, a Vice President of Special Assets, two Special Assets Workout Agents, three collectors, and two administrative assistants. The Company implemented new processes and performed a thorough analytical review of its loan portfolio. The review involved analyzing all large borrowing relationships, delinquency trends, and loan collateral valuation in order to identify impaired loans. This analysis was performed so that management could identify all troubled loans and loan relationships as well as deteriorating loans and loan relationships. As a result of this review detailed action plans were developed to either resolve or liquidate the loans and end the borrowing relationship if necessary.
The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$9,654	$4,581	$4,675	$4,312	$4,377

Charge-offs:
Mortgage loans	9,446	984	1,178	462	176
Non-real estate (1)	—	2	18	1	—

Total charge-offs	9,446	986	1,196	463	176

Recoveries:
Mortgage loans	2	1	—	—	—
Non-real estate (1)	—	—	—	—	—

Total recoveries	2	1	—	—	—

Net charge-offs	9,444	985	1,196	463	176

Provision charged to income	31,273	6,058	1,102	826	111

Balance at end of year	$31,483	$9,654	$4,581	$4,675	$4,312

Ratio of net charge-offs during the year to average loans outstanding during the year	1.3%	0.1%	0.1%	0.1%	—%

(1)	Consists primarily of line of credit loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,
	2009		2008		2007		2006		2005
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in Category		in Category		in Category		in Category		in Category
		to Total		to Total		to Total		to Total		to Total
		Loans		Loans		Loans		Loans		Loans
	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding
	(Dollars in thousands)
Mortgage loans:
One-to four-family residential (1)	$11,738	40.81%	$3,797	42.69%	$1,200	43.05%	$2,005	47.25%	$1,570	47.84%
Multi-family residential	1,701	9.08	304	8.05	288	7.57	271	7.22	207	5.07
Commercial	5,885	36.85	3,153	34.27	2,508	34.68	1,892	32.07	1,827	34.15
Land	11,698	8.68	1,716	10.29	582	10.43	436	10.50	360	10.32
Unallocated	—	—	189	—	—	—	—	—	164	—

Total mortgage loans	31,022	95.42	9,159	95.30	4,578	95.73	4,604	97.04	4,128	97.38

Non-real estate	461	4.58	495	4.70	3	4.27	71	2.96	184	2.62

Total allowance for loan losses	$31,483	100.00%	$9,654	100.00%	$4,581	100.00%	$4,675	100.00%	$4,312	100.00%

(1)	Consists of one-to four-family residential and home equity lines of credit, including owner-occupied and non-owner-occupied properties.

Investment Activities
Park View Federal’s investment policy currently allows for investment in various types of liquid assets, including United States Government and United States Government Sponsored Enterprise securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers’ acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal’s investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. The Company’s equity investments consist of floating rate preferred stock issued by FHLMC and FNMA. On September 7, 2008, the Federal Housing Finance Agency placed FHLMC and FNMA under conservatorship and suspended dividend payments on the FHLMC and FNMA subject securities. As a result of this action, the Company recorded a non-cash other-than-temporary gross impairment charge of approximately $1.8 million relative to its investments in preferred stock issued by FHLMC and FNMA. As required by SFAS 115, when a decline in fair value is deemed other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The impairment represented an after-tax charge of approximately $1.2 million, or $0.16 per share, which was recorded during the second quarter of fiscal 2009. In accordance with the investment policy, at June 30, 2009, Park View Federal had United States Treasury Securities, mortgage-backed securities and FHLB of Cincinnati stock and also continues to hold its original investments in FNMA and FHLMC preferred stock.
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
The following table sets forth the carrying value of the Bank’s securities portfolio and FHLB of Cincinnati stock at the dates indicated. At June 30, 2009, the fair market value of the Bank’s securities portfolio was $114.3 million. All U.S. Government Sponsored Enterprise Securities are held to maturity, but may be callable prior to maturity. U.S. Government Securities are held to maturity. Equity securities consist of FHLMC and FNMA preferred stock and are available for sale.
In December 2008, the Company sold mortgage-backed securities that were previously categorized as held-to-maturity. The Company’s intent with respect to these securities changed due to the bond market’s reaction to the announcement by the Federal Reserve that they intended to take unprecedented action to acquire certain mortgage-backed securities. Subsequent to this sale, the Company reclassified its remaining mortgage-backed securities from held-to-maturity to available-for-sale.

	At June 30,
	2009	2008	2007
	(In thousands)
Investment securities:
Equity securities	$103	$1,890	$—
U. S. Government Sponsored Enterprise Securities	—	7,580	58,000
U. S. Government Securities	50,000	—	—
Mortgage-backed securities held to maturity	—	55,151	25,880
Mortgage-backed securities available for sale	64,178	—	—

Total securities	114,281	64,621	83,880
FHLB of Cincinnati stock	12,811	12,641	12,312

Total investments	$127,092	$77,262	$96,192

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank’s debt securities at June 30, 2009.

	At June 30, 2009
	One Year		One to Five			Five to Ten			More than
	or Less		Years			Years			Ten Years		Total Securities
	Carrying	Average	Carrying	Average		Carrying	Average		Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield		Value	Yield		Value	Yield	Value	Yield
	(Dollars in thousands)
U.S. Government Sponsored	$50,000	0.05%	$—	—%		$—	—%		$—	—%	$50,000	0.05%
Enterprise Securities
Mortgage-backed securities	257	4.86%	—	—		—	—		63,921	5.32%	64,178	5.32%

Total	$50,257	0.07%	$—		%	$—		%	$63,921	5.32%	$114,178	3.01%

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
Park View Federal competes for deposits with other institutions in its market area by offering deposit instruments that are competitively priced and providing customer service through convenient and attractive offices, knowledgeable and efficient staff, and hours of service that meet customers’ needs. To provide additional convenience, Park View Federal participates in STAR and Master Money debit card Automated Teller Machine networks at locations throughout Ohio and other participating states, through which customers can gain access to their accounts at any time.
The Bank’s deposits increased by $65.5 million for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. Deposit balances totaled $724.9 million, $659.4 million and $658.1 million at the fiscal years ended June 30, 2009, 2008 and 2007, respectively.
Deposits in the Bank as of June 30, 2009 were represented by the various programs described below.

Weighted
Average				Percentage
Interest		Minimum		of Total
Rate	Category	Balance	Balance	Deposits
			(in thousands)

0.49%	NOW accounts	$50	$38,037	5.24%
1.38	Passbook statement accounts	5	61,466	8.48
1.49	Money market accounts	1,000	68,549	9.46
0.00	Noninterest-earning demand accounts	50	20,146	2.78

			188,198	25.96
	Certificates of Deposit

2.86	3 months or less	500	387,296	53.43
3.40	3 – 6 months	500	40,603	5.60
2.97	6 – 12 months	500	68,460	9.44
4.34	1 – 3 years	500	31,168	4.30
4.61	More than three years	500	9,207	1.27

3.03	Total certificates of deposit		536,734	74.04

2.53	Total deposits		$724,932	100.00%

The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.

	For the Year Ended June 30,
	2009			2008			2007
	Interest-			Interest-			Interest-
	Bearing			Bearing			Bearing
	Demand	Savings	Time	Demand	Savings	Time	Demand	Savings	Time
	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits	Deposits
	(Dollars in thousands)

Average balance	$108,977	$38,545	$537,739	$114,459	$26,806	$501,523	$103,068	$31,283	$509,230

Average rate paid	1.74%	1.43%	3.74%	2.98%	1.11%	4.81%	4.07%	0.73%	4.75%

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
The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2009.

Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less	$76,260
Three through six months	49,041
Six through 12 months	60,744
Over 12 months	28,848

Total	$214,893

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. The Bank currently has two commitments with the FHLB of Cincinnati for flexible lines of credit, referred to as a cash management advance and a REPO advance, in the amounts of $30 million and $200 million, respectively. The CMA advance and the REPO were not drawn down at June 30, 2009. Advances from the FHLB of Cincinnati are secured by the Bank’s stock in the FHLB of Cincinnati and other eligible assets. In addition, PVFSC had a loan with an outstanding balance of $1.4 million collateralized by real estate. For additional information, refer to Note 8 of Notes to Consolidated Financial Statements.
The following table sets forth certain information regarding the Bank’s advances from the FHLB of Cincinnati for the periods indicated:

	At June 30,
	2009	2008	2007
	(In thousands)

Amounts outstanding at end of period	$35,000	$44,000	$75,000
Weighted average rate	2.96%	2.83%	5.35%

Maximum amount outstanding at any month end	57,000	85,000	$95,000

Approximate average outstanding balance	$37,750	$53,130	$78,438
Weighted average rate	2.88%	4.41%	5.38%

In March 2006, Park View Federal entered into a $50 million repurchase agreement collateralized by $59.1 million in securities. In June 2004 and July 2006, the Company formed two special purpose entities, PVF Capital Trust 1 (“Trust I”) and PVF Capital Trust 2 (“Trust II”) that each issued $10.0 million of subordinated debentures. In December 2008, the Company elected to defer the payment of dividends on its $10.0 million of variable-rate Subordinated Deferrable Interest Debentures due June 29, 2034 and $10.0 million of fixed-rate Subordinated Deferrable Interest Debentures due July 6, 2036 (the “Debentures”). The Company issued the Debentures to Trust I and Trust II in exchange for the proceeds of the offering by the Trusts of trust preferred securities. Pursuant to the terms of the Debentures, interest on the Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default. While the Company has deferred the payment of interest on the Debentures, it continues to accrue expense for interest owed on the Debentures at a compounded rate. Under the terms of the Debentures, if the Company elects to defer the payment of the interest on the Debentures, the Company generally may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock. Accordingly, the Company has discontinued the payment of cash dividends on its common stock. See Note 9 of Notes to Consolidated Financial Statements for the terms of these borrowings.
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
As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2009, Park View Federal was authorized to invest up to approximately $27 million in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.
PVF has three active subsidiaries, Park View Federal, PVFSC and MPLC. PVFSC is engaged in the activities of land acquisition and real estate investment. PVF has three nonactive subsidiaries, PVF Community Development Corp., PVF Mortgage Corp. and PVF Holdings, Inc., which have been chartered for future activity.
PVF Service Corporation. At June 30, 2009, PVFSC had a $0.15 million investment in a joint venture that owns real estate leased to the Bank for use as a branch office in Avon, Ohio. Also, at June 30, 2009, PVFSC had a $0.08 million investment in a joint venture for a branch office location for our Mayfield office in Mayfield, Ohio. PVFSC also has an interest in Park View Plaza, a joint venture, which is a strip center in Cleveland, Ohio that includes our Cleveland branch office. PVFSC also has an interest in a joint venture containing a Title Company, PVF Title Services, LLC. In addition, PVFSC had a $4.6 million investment in office properties used by the Bank that includes the Corporate Center in Solon, Ohio, and branch offices in Bainbridge, Ohio and Chardon, Ohio. In November 2008, PVFSC refinanced a Line of Credit loan for $1.6 million. The balance at June 30, 2009 was $1.4 million, and the loan is secured by its Corporate Center in Solon, Ohio.
Mid Pines Land Company. At June 30, 2009, MPLC had an investment of $0.6 million in land adjacent to the Company’s Corporate Center in Solon, Ohio.
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

Employees
As of June 30, 2009, PVF and its subsidiaries had 161 full-time employees and 41 part-time employees, none of whom was represented by a collective bargaining agreement. The Company believes it enjoys a good relationship with its personnel.
Regulation of the Bank
General. As a savings institution, Park View Federal is subject to extensive regulation by the OTS, and its deposits are insured by the Deposit Insurance Fund, which is administered by the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of FDIC-insured savings institutions. The Bank must regularly file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere herein. The discussion is not intended to be a complete explanation of all applicable laws and regulations and is qualified in its entirety by reference to the actual statutes and regulations involved.
For information with respect to current and anticipated operating restriction imposed or to be imposed by the OTS, see Note 13 of Notes to Consolidated Financial Statements.
Regulatory Capital Requirements. Under OTS regulations, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, “core” (also referred to as “Tier 1”) capital equal to at least 4.0% (or 3.0% if the institution is the highest rated under the OTS examination rating system) of adjusted total assets and “total capital,” a combination of core and “supplementary” capital, equal to at least 8.0% of “risk-weighted” assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is the highest rated). For purposes of these regulations, Tier 1 capital has the same definition as core capital and generally consists of common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. See “— Prompt Corrective Regulatory Action.” Investments in subsidiaries that are engaged as principal in activities not permissible for national banks must also be deducted from Tier 1 capital. The Bank was in compliance with all applicable regulatory capital requirements at June 30, 2009.
In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution’s allowances for loan and lease losses allowances, and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2009, Park View Federal had no equity investments for which OTS regulations require a deduction from total capital.
The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one-to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and multi-family mortgages (or residential property consisting of five or more dwelling units) with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer, home equity and land loans, residential and nonresidential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States Government securities backed by the full faith and credit of the United States Government are given a 0% risk weight. At June 30, 2009, the Bank’s risk-weighted assets were $682.6 million, and its total risk-based capital was $68.5 million, or 10.03%, of risk-weighted assets.

The table below presents the Bank’s capital position at June 30, 2009, relative to its various minimum regulatory capital requirements.

	At June 30, 2009
		Percent of
	Amount	Assets (1)
	(Dollars in thousands)

Tangible Capital	$59,861	6.54%
Tangible Capital Requirement	13,734	1.50

Excess	46,127	5.04%

Tier 1/Core Capital	$59,861	6.54%
Tier 1/Core Capital Requirement	36,623	4.00

Excess	23,238	2.54%

Tier 1 Risk-Based Capital	$59,861	8.77%
Tier 1 Risk-Based Capital Requirement	27,305	4.00

Excess	32,556	4.77%

Risk-Based Capital	$68,474	10.03%
Risk-Based Capital Requirement	54,610	8.00

Excess	13,864	2.03%

(1)	Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.
In addition to requiring generally applicable capital standards for savings institutions, the Director of OTS may establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Subsequent to June 30, 2009, the Bank was directed by its regulator, the OTS, to raise its Tier 1 core capital and total risk-based capital ratios to 8.0% and 12.0%, respectively, by December 31, 2009. The Company has established a Capital Raising Committee to put plans in place to raise the necessary capital.
The OTS has directed the Bank to raise its tier one core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009. At June 30, 2009, we did not meet these requirements and would have needed approximately $13.4 million in additional capital based on assets at such date to meet these requirements. The Company currently does not have any capital available to invest in the Bank. We are considering various strategies to help us achieve these capital levels by December 31, 2009, but there is no assurance that any capital raising strategy can be completed successfully by that date. Moreover, any further increases to our allowance for loan losses and operating losses would require negatively impact our capital levels and make it more difficult to achieve the capital levels directed by the OTS. If we fail to meet the required capital levels by December 31, 2009, the OTS could take additional enforcement action against us, including the imposition of monetary penalties, as well as further operating restrictions. The OTS also could also direct us to seek a merger partner or to liquidate the Bank.
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

Federal Home Loan Bank System. Park View Federal is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB System, the Bank is required to acquire and hold specified amounts of capital stock in the FHLB of Cincinnati. The Bank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2009 of $12.8 million. The FHLB of Cincinnati’s ability to pay dividends to its stockholders is subject to a variety of factors such as legal requirements, the Bank’s financial condition and income and economic conditions.
The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2009, the Bank had $35 million in advances outstanding from the FHLB of Cincinnati. See “— Deposit Activity and Other Sources of Funds — Borrowings.”
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
To meet the QTL Test, the institution must qualify as a domestic building and loan association under the Internal Revenue Code or the institution’s “Qualified Thrift Investments” must total at least 65% of “portfolio assets.” Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments generally consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans, (ii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks. At June 30, 2009, the Bank qualified as a QTL.
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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments. For 2008, assessments ranged from five to 43 basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a Restoration Plan to replenish the fund, adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009 and effectively made the range from 7 to 77 1/2 basis points. The FDIC may adjust the assessment scale uniformly from one quarter to the next, except that no adjustment can deviate three basis points from the base scale without notice and comment rulemaking. The FDIC adopted further requirements effective April 1, 2009 that effectively made the range seven to 77 1/2 basis points. The FDIC has imposed on all insured institutions a special emergency assessment of 5 basis points of total assets less Tier 1 capital as of June 30, 2009 (capped at 10 basis points of the institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund and has noted the possibility of additional special assessments of up to 5 basis points of total assets less Tier 1 capital (subject to the same cap) for the remaining two quarters of 2009 as deemed necessary. No institution may pay a dividend if in default of the FDIC assessment.
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
Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, and certain senior unsecured debt issued by institutions and their holding companies would be temporarily guaranteed by the FDIC. The Bank made the business decision to participate in the unlimited noninterest-bearing transaction account coverage and the Bank and the Company opted to not participate in the unsecured debt guarantee program.
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ended June 30, 2009 averaged 1.1 basis points of assessable deposits.
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
OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution (which includes dividends, stock repurchases and amounts paid to stockholders of another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution’s common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution’s total distributions for the calendar year exceed the institution’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or conditions imposed by the OTS. As a subsidiary of a savings and loan holding company, Park View Federal must, at a minimum, provide prior notice to the OTS of capital distributions. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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
Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on transaction accounts of between $10.3 million and $44.4 million, plus 10% on the remainder. The first $10.3 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At June 30, 2009, Park View Federal met its reserve requirements.
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
Savings institutions are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% stockholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution’s loan to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above specified amounts to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. The specified amounts are the greater of $25,000 or 5% of capital and surplus (and any loan or loans aggregating to $500,000 or more). Further, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons. There is an exception to that requirement were such loans are made pursuant to a benefit or compensation program that is widely available to employees of the institution and the program does not give preference to directors or executive officers over other employees.
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
Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. Since the Company became a unitary savings and loan holding company before May 4, 1999, there are generally no restrictions on the activities of the Company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL Test, then such unitary holding company will become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to the restrictions applicable to a bank holding company. See “— Regulation of the Bank — Qualified Thrift Lender Test.”

If the Company were to acquire control of another savings institution to be held as a separate subsidiary, the Company would become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must be approved by the Director of the OTS prior to being engaged in by a multiple holding company. The OTS has issued an interpretation indicating that multiple holding companies may also engage in activities permissible for financial holding companies, including investment banking and insurance.
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
The Bank’s federal income tax returns through June 30, 2007 were audited by the IRS. The year June 30, 2008 is open to audit.
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
Executive Officers of the Registrant
The following sets forth information with respect to the executive officers of the Company.

	Age as of
Name	September 28, 2009	Title

Robert J. King, Jr.	54	President and Chief Executive Officer of the Company and the Bank

Edward B. Debevec	50	Treasurer of the Company and the Bank

Jeffrey N. Male	60	Vice President and Secretary of the Company and Executive Vice President and Chief Lending Officer of the Bank
Robert J. King, Jr. Mr. King was appointed President and Chief Executive Officer of the Company and the Bank in July 2009 and began service on September 10, 2009. Mr. King succeeds Marty E. Adams, who has been serving as interim chief executive of the Company and Bank since March 4, 2009. Most recently, Mr. King served as senior managing director of FSI Group, LLC, a private equity operation focused on investing in the financial sector. King joined Fifth Third Bank in 1975. During his tenure with the Cincinnati-based company, he served as vice president of Institutional Asset Administration, director of marketing, commercial lending officer, customer service manager and marketing research specialist. In 1989, he joined Fifth Third Bank (Northeastern Ohio) as an executive vice president and was promoted to president and chief executive officer the following year. In 1997, Fifth Third’s board of directors appointed King Chairman of Fifth Third Bank (Northeastern Ohio), a position he held until his retirement in 2004. He also was an executive vice president of Fifth Third Bancorp and regional president of Fifth Third affiliates in Toledo, Dayton, Columbus and southern Ohio.
Edward B. Debevec. Mr. Debevec has been with the Bank since 1984. He has served in various capacities, including supervisor of the construction loan department, and has held the position of Treasurer since 1989. Mr. Debevec was named Principal Financial and Accounting Officer and Treasurer of the Bank and Company in November 2008.
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

Item 1A. Risk Factors
We expect to be subject to restrictions and conditions of Cease and Desist Orders to be issued by the Office of Thrift Supervision. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the expected Cease and Desist Orders. Failure to comply with the expected Cease and Desist Orders could result in additional enforcement action against us, including the imposition of monetary penalties.
As a result of various regulatory concerns, the OTS has advised the Company and the Bank that it will issue Cease and Desist Orders. We have received drafts of the Cease and Desist Orders, and we expect that the orders will contain a number of significant directives. For a description of the anticipated terms of these orders, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Expected Cease and Desist Orders.” If we fail to comply with the terms and conditions of the expected Cease and Desist Orders, the OTS could take additional enforcement action against us, including the imposition of monetary penalties as well as further operating restrictions. The OTS could also direct us to seek a merger partner. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the expected Cease and Desist Orders, and we will incur ongoing expenses attributable to compliance with the terms of the orders. Although we do not expect it, it is possible regulatory compliance expenses related to the expected Cease and Desist Orders could have a material adverse impact on us in the future. In addition, the OTS must approve any deviation from our business plan, which could limit our ability to make any changes to our business, which could negatively impact the scope and flexibility of our business activities. While we believe that we will be able to take actions that will result in the expected Cease and Desist Orders being terminated in the future, such actions may not result in the OTS’ terminating the expected Cease and Desist Orders. Further, the imposition of the expected Cease and Desist Orders may make it more difficult to attract and retain qualified employees.
Our capital levels currently are not sufficient to achieve compliance with the higher capital requirements we must meet by December 31, 2009.
The OTS has directed the Bank to raise its tier one core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009. At June 30, 2009, we did not meet these requirements and would have needed approximately $13.4 million in additional capital based on assets at such date to meet these requirements. The Company currently does not have any capital available to invest in the Bank. We are considering various strategies to help us achieve these capital levels by December 31, 2009, but there is no assurance that any capital raising strategy can be completed successfully by that date. Moreover, any further increases to our allowance for loan losses and operating losses would require negatively impact our capital levels and make it more difficult to achieve the capital levels directed by the OTS. If we fail to meet the required capital levels by December 31, 2009, the OTS could take additional enforcement action against us, including the imposition of monetary penalties, as well as further operating restrictions. The OTS also could also direct us to seek a merger partner or to liquidate the Bank.
We are subject to growth and operating restrictions imposed by the OTS. These conditions could impede our ability to operate our business.
The Company and the Bank have been notified by the OTS, their primary regulator, that as a result of the OTS’s assessment of the Company’s and the Bank’s financial condition, the Company and the Bank are subject to specified operating restrictions. These operating restrictions provide that: (1) the Bank must limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (2) the Bank and the Company must obtain OTS approval prior to appointing any new director or senior executive officer; (3) the Bank and the Company must obtain regulatory approval prior to making certain severance and indemnification payments; (4) the Bank must receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and senior executive officers; (5) the Bank must obtain OTS approval of all third-party contracts that are significant to the operation or financial condition of the Bank or that are outside the normal course of business; (6) the Bank must provide the OTS with advance notice of all proposed transactions with affiliates; and (7) the Bank may not pay dividends or make any other capital distribution, including repurchase or redemption of capital stock, without the prior approval of the OTS. These restrictions may impede our ability to operate our business.

We have a relatively high percentage of non-performing loans and classified assets relative to our total assets. If our allowance for loan losses is not sufficient to cover our actual loan losses, our ability to become profitable will be adversely affected.
At June 30, 2009, our non-performing loans totalled $70.5 million, representing 8.9% of total loans and 7.7% of total assets. In addition, loans which management has classified as either substandard, doubtful or loss totalled $102.4 million, representing 14.6% of total loans and 11.2% of total assets. At June 30, 2009, our allowance for loan losses was $16.5 million, representing 23.4% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.
In addition, the OTS periodically reviews our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by the OTS would have a material adverse effect on our results of operations and financial condition.
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
Proposed regulatory reform may have a material impact on our operations.
On June 17, 2009, President Obama published a comprehensive regulatory reform plan intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on the Company and the Bank. Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Although the reform plan does not specify how existing federal thrifts, such as the Bank, would be treated, we expect that if the federal thrift charter is eliminated Park View Federal could become a national bank or adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the reform plan proposed by the President, we cannot determine the specific impact of regulatory reform at this time.
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
At June 30, 2009, we had $192.1 million in loans secured by commercial real estate, $64.8 million in real estate construction loans, which included $39.2 million in residential construction loans, $5.2 million in loans for the construction of multi-family properties and $20.4 million for the construction of commercial properties and $60.9 million in loans secured by land. Commercial real estate loans, construction loans and land loans represented 28.7%, 9.7% and 9.1%, respectively, of our net loan portfolio. While commercial real estate, construction and land loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

The Company’s financial condition and results of operations are dependant on the economy in the Bank’s market area.
The Bank’s market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. As of June 30, 2009, management estimates that more than 90% of deposits and 90% of loans came from its market area. Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Ohio could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
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
In addition, Ohio law provides for certain restrictions on acquisition of the Company, and federal banking laws contain various restrictions on acquisitions of control of savings associations and their holding companies.
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

We may issue additional shares of our common stock in the future, which would dilute your ownership if you did not, or were not permitted to, invest in the additional issuances.
The Bank has been directed by the OTS to raise its tier one core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009, and the Bank Order expected to be entered into provides for a similar requirement. Had the Bank been required to meet these capital requirements at June 30, 2009, it would have needed additional capital of approximately $13.4 million. To meet these capital requirements and for other purposes, we expect to seek to raise capital through one or more offerings of our common stock, preferred stock or other equity securities convertible into common stock, or rights to acquire such securities or our common stock during the quarter ending December 31, 2009, although there can be no assurance that we will be successful. This statement does not constitute an offer of any securities for sale. Our Articles of Incorporation, as amended, make available additional authorized shares of common stock and preferred stock for issuance from time to time at the discretion of our board of directors, without further action by the shareholders, except where shareholder approval is required by law or The Nasdaq Capital Market requirements. The issuance of any additional shares of common stock, preferred stock, or convertible securities could be substantially dilutive to shareholders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, our shareholders may not be permitted to invest in future issuances of our common stock and as a result will be diluted.
Item 1B. Unresolved Staff Comments
Not Applicable.

Item 2. Properties
The following table sets forth the location and certain additional information regarding the Company’s offices at June 30, 2009.

	Year		Net Book	Owned or	Approximate
	Opened/	Total	Value at	Leased/	Square
Location	Acquired	Deposits	June 30, 2009	Expiration	Footage
	(Dollars in thousands)
Main Office:
30000 Aurora Road	2000	$102,651	$4,866	Owned	51,635
Solon, Ohio

Branch Offices:
2111 Richmond Road	1967	72,577	296	Lease	2,750
Beachwood, Ohio				12/31/19

413 Northfield Road	2002	41,622	120	Lease	3,084
Bedford, Ohio				10/31/12

11010 Clifton Boulevard	1974	23,268	0	Lease	1,550
Cleveland, Ohio				10/21/11

13901 Ridge Road	1999	60,319	0	Lease	3,278
North Royalton, Ohio				8/31/19

6990 Heisley Road	1994	43,956	0	Lease	2,400
Mentor, Ohio				10/24/18

1244 SOM Center Road	2004	47,801	73	Lease	2,200
Mayfield Heights, Ohio				6/30/14

497 East Aurora Road	1994	52,579	1	Lease	2,400
Macedonia, Ohio				9/30/14

8500 Washington Street	1995	45,973	576	Owned	2,700
Chagrin Falls, Ohio

408 Water Street	1998	31,773	449	Owned	2,800
Chardon, Ohio

3613 Medina Road	2000	30,359	0	Lease	2,440
Medina, Ohio				2/28/13

34400 Aurora Road	2000	27,373	11	Lease	3,000
Solon, Ohio				4/30/10

16909 Chagrin Boulevard	2000	28,309	19	Lease	2,904
Shaker Heights, Ohio				6/30/10

36311 Detroit Road	2002	38,859	94	Lease	3,375
Avon, Ohio				10/02/12

17780 Pearl Road	2002	44,099	59	Lease	3,500
Strongsville, Ohio				8/31/12

9305 Market Square Drive	2003	14,029	955	Owned	3,700
Streetsboro, Ohio

215 West Garfield Road	2005	19,385	15	Lease	4,700
Aurora, Ohio				8/31/10

At June 30, 2009, the net book value of the Company’s premises, furniture, fixtures and equipment was $8.6 million. See Note 6 of Notes to Consolidated Financial Statements for further information.
The Company also owns real estate in Solon, Ohio. See “Item 1. Business — Subsidiary Activities” for further information.
Item 3. Legal Proceedings
From time to time, the Company and/or the Bank is a party to various legal proceedings incident to its business. There are no material legal proceedings to which the Bank or PVF is a party or to which any of their property is subject.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades under the symbol “PVFC” on the Nasdaq Capital Market. The Company had 7,979,120 shares of common stock outstanding and approximately 157 holders of record of the common stock at September 24, 2009. OTS regulations applicable to all Federal Savings Banks such as Park View Federal limit the dividends that may be paid by the Bank to PVF. Any dividends paid may not reduce the Bank’s capital below minimum regulatory requirements. Pursuant to a letter received by the Office of Thrift Supervision dated June 26, 2009 concerning specified operating restrictions, the Bank may not declare or pay a dividend without receiving the prior written approval of the Regional Director.
The Company’s stock repurchase program was renewed for a 12-month period in July 2008 and authorized the purchase of an additional 265,602 shares of the Company’s common stock. Such program has expired. At June 30, 2009, as adjusted to reflect all stock dividends, the Company had acquired a total of 472,725 shares, or 5.8%, of the Company’s common stock. The program expired in July 2009 and was not renewed by the Company. The Company’s cash dividend policy remains dependent upon the Company’s financial condition, earnings, capital needs, regulatory requirements and economic conditions. Quarterly cash dividends of $.074 per share were declared on the Company’s outstanding common stock in fiscal 2008, and cash dividends of $.0025 per share were declared on the Company’s outstanding common stock during the first quarter of fiscal 2009. In December 2008, the Company deferred the payment of dividends on its subordinated debentures. Under the terms of the debentures, if the Company defers the payment of interest on the debentures, the Company generally may not pay dividends or distributions, or redeem, purchase, or make a liquidation payment with respect to any of its capital stock. Accordingly, at such time, the Company discontinued the payment of cash dividends on the common stock. Pursuant to a letter received by the Office of Thrift Supervision dated June 26, 2009 concerning specified operating restrictions, the Company may not declare or pay a dividend, including the repurchase or redemption of capital stock, without receiving the prior written approval of the Regional Director.
The following table sets forth certain information as to the range of the high and low bid prices for the Company’s common stock for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

Fourth Quarter	$2.88	$1.01	$10.81	$7.26
Third Quarter	3.00	1.00	12.08	7.00
Second Quarter	5.00	1.00	15.80	10.53
First Quarter	7.81	3.25	16.03	9.00
The Company did not repurchase any of its equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2009.

Item 6. Selected Financial Data
Selected Consolidated Financial and Other Data
Financial Condition Data:

	At June 30,
(Dollars in thousands)	2009	2008	2007	2006	2005

Total assets	$912,209	$867,402	$900,816	$906,081	$823,899
Loans receivable, net	668,460	714,492	713,329	736,065	660,494
Loans receivable held for sale, net	27,078	7,831	14,993	10,698	9,060
Mortgage-backed securities held to maturity	—	55,151	25,880	27,578	31,720
Mortgage-backed securities available for sale	64,178	—	—	—	—
Cash and cash equivalents	21,213	17,804	28,458	19,738	11,090
Securities held to maturity	50,000	7,580	58,000	58,000	57,500
Securities available for sale	103	1,890	—	—	—
Deposits	724,932	659,386	658,053	656,864	591,226
Borrowings	106,366	114,950	146,260	156,773	146,413
Stockholders’ equity	49,505	69,075	71,490	68,973	66,453
Operating Data:

	Year Ended June 30,
(Dollars in thousands except for earnings per share)	2009	2008	2007	2006	2005

Interest income	$46,662	$56,485	$62,020	$55,651	$43,963
Interest expense	27,347	34,275	36,705	28,408	19,801

Net interest income before provision for loan losses	19,315	22,210	25,315	27,243	24,162
Provision for loan losses	31,273	6,058	1,103	826	111

Net interest income after provision for loan losses	(11,958)	16,152	24,212	26,417	24,051
Noninterest income	4,799	2,458	3,376	2,028	3,006
Noninterest expense	23,001	20,806	21,634	21,549	18,942

Income (loss) before federal income taxes	(30,160)	(2,196)	5,954	6,896	8,115
Federal income taxes	(10,044)	(1,095)	1,720	2,053	2,531

Net income (loss)	$20,116	$(1,101)	$4,234	$4,843	$5,584

Basic earnings (loss) per share (1)	$(2.59)	$(0.14)	$0.55	$0.63	$0.72

Diluted earnings (loss) per share (1)	$(2.59)	$(0.14)	$0.54	$0.62	$0.71

(1)	Adjusted for stock dividends.

Other Data:

	At or For the Year Ended June 30,
	2009	2008	2007	2006	2005

Return on average assets	(2.24)%	(0.13)%	0.47%	0.56%	0.70%

Return on average equity	(32.39)	(1.55)	6.00	7.15	8.62

Interest rate spread	2.21	2.48	2.77	3.15	3.12

Net interest margin	2.32	2.70	2.98	3.34	3.24

Average interest-earning assets to average interest-bearing liabilities	103.40	105.33	104.84	105.38	104.81

Non-accruing loans and repossessed assets to total assets	8.92	3.06	1.81	1.80	1.59

Stockholders’ equity to total assets	5.43	7.96	7.94	7.61	8.07

Ratio of average equity to average assets	6.92	8.09	7.76	7.78	8.16

Dividend payout ratio (cash dividends declared divided by net income	—	—	54.04	47.13	37.37

Bank Regulatory Capital Ratios:

Ratio of tangible capital to adjusted total assets	6.54%	9.69%	9.72%	8.33%	8.77%

Ratio of Tier-1 core capital to adjusted total assets	6.54%	9.69	9.72	8.33	8.77

Ratio of Tier-1 risk-based capital to risk-weighted assets	8.77%	12.09	12.56	9.72	10.41

Ratio of total risk-based capital to risk-weighted assets	10.03%	12.99	13.08	10.28	10.97

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
General
The Company is the holding company for Park View Federal, its principal and wholly owned subsidiary and a federally chartered savings bank headquartered in Solon, Ohio. Park View Federal has 17 branch offices located in Cleveland, Ohio, and surrounding communities. The Bank’s principal business consists of attracting deposits from the general public through its branch offices and investing these funds in loans secured by first mortgages on real estate located in its market area, which consists of Cuyahoga, Lake, Geauga, Portage, Summit, Medina and Lorain Counties in Ohio. The Bank has concentrated its activities on serving the borrowing needs of local homeowners and builders in its market area by originating both fixed-rate and adjustable-rate single-family mortgage loans, as well as construction loans, commercial real estate loans and multi-family residential real estate loans. In addition, the Bank originates loans secured by second mortgages, including equity line of credit loans and non real estate loans. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the level of personal income and savings in the market area.
Expected Cease and Desist Orders
Background. During the years ended June 30, 2008 and 2009, due in part to the downturn in the real estate market and our concentration in loans secured by real estate, our asset quality deteriorated significantly. From June 30, 2007 to June 30, 2009, nonperforming assets increased $64.9 million, or 379%, to $82.1 million, including an increase in nonperforming loans of $56.0 million, or 385%, to $70.5 million. In addition, from June 30, 2007 to June 30, 2009, classified and criticized assets increased $81.5 million, or 388%, to $102.4 million, loans delinquent 30 to 89 days past due increased $10.9 million, or 99%, to $21.9 million and real estate owned increased $9.0 million, or 343%, to $11.6 million. Nonperforming loans as a percentage of total loans increased significantly during this period from 1.99% to 10.04%. In addition, although our allowance for loan losses as a percentage of total loans increased during this period from 0.51% to 2.35%, our allowance for loan losses as a percentage of nonperforming loans decreased from 25.4% to 23.4%.
As a result of the deterioration in our asset quality, we recorded provisions for loan losses of $6.1 million and $31.5 million during the years ended June 30, 2008 and 2009, respectively, which negatively impacted our earnings. Due in part to the deterioration in our asset quality, and resulting provisions for loans losses, our regulatory capital ratios were negatively impacted. For information regarding our regulatory capital levels at June 30, 2009, refer to Note 13 of Notes to Consolidated Financial Statements.

By letters dated June 26, 2009, the Company and the Bank were advised by its regulator, the Office of Thrift Supervision (the “OTS”), that as a result of the OTS’s assessment of the Company’s and the Bank’s financial condition, the Company and the Bank were subject to specified operating restrictions. These operating restrictions provided that: (1) the Bank must limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (2) the Bank and the Company must obtain OTS approval prior to appointing any new director or senior executive officer; (3) the Bank and the Company must obtain regulatory approval prior to making certain severance and indemnification payments; (4) the Bank must receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and senior executive officers; (5) the Bank must obtain OTS approval of all third-party contracts that are significant to the operation or financial condition of the Bank or that are outside the normal course of business; (6) the Bank must provide the OTS with advance notice of all proposed transactions with affiliates; and (7) the Bank may not pay dividends or make any other capital distribution, including the repurchase or redemption of capital stock, without the prior approval of the OTS. In addition, on September 10, 2009 we announced that the Bank was directed by the OTS to raise its Tier 1 core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009.
Expected Cease and Desist Order. As a result these and other regulatory concerns, the OTS has advised the Company and the Bank that it will issue Cease and Desist Orders, and we have received drafts of the Cease and Desist Orders. We expect the final Cease and Desist Order for the Bank (the “Bank Order”) will require us to take the following actions:
•
by December 31, 2009, meet and maintain (i) a tier one (core) capital ratio of at least 8.0% and (ii) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; as a result of this requirement the Bank may not be deemed to be “well-capitalized” under applicable regulations;

•
if the Bank fails to meet this requirement at any time after December 31, 2009, within 15 days thereafter prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (i) a merger with another federally insured depository institution or holding company thereof, or (ii) voluntary liquidation;

•	adopt revisions to the Bank’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio:
•	reduce the level of adversely classified assets by December 31, 2010;
•
prepare a new business plan that will include the requirements contained in the Bank Order and that also will include well supported and realistic strategies to achieve consistent profitability by September 30, 2010;

•	restrict our asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of our new business plan;
•	cease to accept, renew or roll over any brokered deposit or act as a deposit broker;
•	not pay dividends or make any other capital distributions from the Bank without receiving prior OTS approval;
•	not make any severance or indemnification payments without complying with regulatory requirements regarding such payments;
•	comply with prior regulatory notification requirements for any changes in directors or senior executive officers;
•
not enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officer or director of the Bank, unless we first provide 30 days prior written regulatory notice of the proposed transaction;

•	not increase any salaries, bonuses or director’s fees or make any other similar payments to directors or senior executive officers without the prior written non-objection of the OTS;
•
not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial condition of the Bank or outside the Bank’s normal course of business without prior OTS non-objection (a contract will be considered significant where the annual contract amount equals or exceeds 2% of the Bank’s total capital); and

•	ensure compliance with regulatory requirements for affiliate and insider transactions.
The OTS has advised us that it will also issue a Cease and Desist Order against the Company (the “Company Order”). We have received a draft of the Company Order and expect the final Company Order to contain the following requirements:
•
The Company must submit a capital plan that includes, among other things, (i) the establishment of a minimum tangible capital ratio of tangible equity capital to total tangible assets commensurate with the Company’s consolidated risk profile, and (ii) specific plans to reduce the risks to the Company from its current debt levels and debt servicing requirements;

•
The Company shall not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any Company equity stock without the prior non-objection of the OTS;

•
The Company shall not incur, issue, renew, roll over or increase any debt or commit to do so without the prior non-objection of the OTS (debt includes loans, bonds, cumulative preferred stock, hybrid capital instruments such as subordinated debt or trust preferred securities, and guarantees of debt);

•
The Company may not engage in transactions with any subsidiary or affiliate without the prior non-objection of the OTS except certain transactions exempt under applicable regulations and intercompany cost-sharing transactions;

•
The Company must comply with similar restrictions on the payment of severance and indemnification payments, prior OTS approval of directorate and management changes and prior OTS approval of employment contracts and compensation arrangements contained in the Bank Order.

The Cease and Desist Orders will remain in effect until terminated, modified, or suspended in writing by the OTS.
The failure to comply with the expected Cease and Desist Orders could result in the initiation of further enforcement action by the OTS, including the imposition of civil monetary penalties. The OTS could also direct us to seek a merger partner. We have incurred, and expect to continue to incur, significant additional regulatory compliance expense in connection with the expected Cease and Desist Orders. For further information, see “Risk Factors — We expect to be subject to restrictions and conditions of Cease and Desist Orders to be issued by the Office of Thrift Supervision. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the expected Cease and Desist Orders. Failure to comply with the expected Cease and Desist Orders could result in additional enforcement action against us, including the imposition of monetary penalties.”
Overview of Financial Condition at June 30, 2009 and 2008
PVF had total assets of $901.6 million, $867.4 million and $900.8 million at June 30, 2009, 2008 and 2007, respectively. The primary source of the Bank’s total assets has been its loan portfolio. Net loans receivable, loans receivable held for sale and mortgage-backed securities totaled $759.7 million, $777.5 million and $754.2 million at June 30, 2009, 2008 and 2007, respectively.

The following table provides a breakdown of the composition of loans receivable, loans receivable held for sale and mortgage-backed securities for these periods.

(In thousands)	2009	2008	2007

One-to four-family residential	$158,956	$168,532	$163,298
Home equity line of credit	88,407	87,876	85,093
Multi-family residential	58,568	52,421	48,101
Commercial	192,115	174,404	184,850
Commercial equity line of credit	46,287	36,913	33,208
Land	60,922	73,545	74,414
Construction — residential	39,237	55,442	63,316
Construction — multi-family	5,211	5,803	6,397
Construction — commercial	20,381	38,303	31,610

Total real estate mortgages	670,084	693,239	690,286
Non-real estate mortgages	32,155	33,593	30,455

Total loans receivable	702,249	726,832	720,741
Net deferred loan origination fees	(2,296)	(2,686)	(2,832)
Allowance for loan losses	(31,483)	(9,654)	(4,581)

Total loans receivable, net	$668,460	$714,492	$713,329
Loans receivable held for sale, net	$27,078	$7,831	$14,993
Mortgage-backed securities held to maturity	—	$55,151	$25,880
Mortgage-backed securities available for sale	$64,178	—	—
The increase in mortgage-backed securities in 2009 resulted from the purchase of $113.3 million in mortgage-backed securities, less sales of $99.1 million and payments received of $6.9 million. In the current year the Company reclassified its mortgage-backed securities from held to maturity to available for sale. The $0.1 million in securities available for sale in 2008 resulted from the Bank’s purchase of $2.1 million in FHLMC and FNMA preferred stock in fiscal 2008 less an impairment charge of $1.8 million and $0.2 million in fiscal 2009 and 2008, respectively. Securities held to maturity totaled $50 million and $7.6 million and $58.0 million, and cash and cash equivalents totaled $21.2 million, $17.8 million and $28.5 million at June 30, 2009, 2008 and 2007 respectively.
The securities portfolio has been and will continue to be used primarily to meet the liquidity requirements of the Bank in its deposit taking and lending activities. These securities are pledged as collateral to secure the Bank’s repurchase agreement.
The Bank’s policy permits investment only in U.S. government and U.S. government-sponsored enterprises securities or Triple-A-rated securities. The Bank invests primarily in securities having a final maturity of five years or less, federal funds sold and deposits at the Federal Home Loan Bank (“FHLB”) of Cincinnati. The entire portfolio matures within five years or less, and the Bank has no plans to change the short-term nature of its securities portfolio. The Bank’s deposit liabilities totaled $724.9 million, $659.4 million, and $658.1 at June 30, 2009, 2008 and 2007, respectively. Management’s decision to utilize brokered deposits and to pay attractive statement savings rates and promote the growth of core accounts resulted in an increase in savings deposits of $65.5 million for the year ended June 30, 2009. Following is a breakdown of deposits by category for these periods.

(In thousands)	2009	2008	2007
NOW accounts	$38,037	$42,402	$40,780
Passbook and Statement savings	61,466	27,508	30,045
Money market accounts	68,549	74,939	70,518
Noninterest-bearing	20,146	17,459	21,845
Certificates of deposit	536,734	497,078	494,865

Total deposits	$724,932	$659,386	$658,053

FHLB advances and other borrowings amounted to $106.4 million, $115.0 million and $146.3 million at June 30, 2009, 2008 and 2007, respectively. In fiscal 2008, the Bank borrowed a total of $35.0 million in FHLB putable fixed-rate advances with a put option held by the FHLB after a specified lockout period. These new borrowing were used for the repayment of short-term advances.

In fiscal 2004 and 2007, the Company formed two special purpose entities, PVF Capital Trust 1 (“Trust I”) and PVF Capital Trust II (“Trust II”), that each issued $10.0 million of trust preferred securities. The Company issued $10.0 million of variable-rate Subordinated Deferrable Interest Debentures due June 29, 2034 and $10.0 million of fixed-rate Subordinated Deferrable Interest Debentures due July 6, 2036 (the “Debentures”). In December 2008, the Company elected to defer the payment of dividends on the Debentures. Pursuant to the terms of the Debentures, interest on the Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default. While the Company deferred the payment of interest on the Debentures, it will continue to accrue expense for interest owed on the Debentures at a compounded rate. Under the terms of the Debentures, the Company generally may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to any of its capital stock. Accordingly, the Company discontinued the payment of cash dividends on its common stock.
Capital
PVF’s stockholders’ equity totaled $49.5 million, $69.0 million and $71.5 million at the years ended June 30, 2009, 2008 and 2007, respectively. The changes were the result of the retention of net earnings, net loss, less cash dividends paid.
The Bank’s primary regulator, the OTS, has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At June 30, 2009, the Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

	Park View		Requirement for
	Federal	Percent of	Well-Capitalized
(In thousands)	Capital	Assets(1)	Institution

Tangible capital	$59,861	6.54%	N/A
Tier-1 core capital	59,861	6.54	5.00%
Tier-1 risk-based capital	59,861	8.77	6.00
Total risk-based capital	68,474	10.03	10.00

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
The OTS has directed the Bank to raise its tier one core capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009. At June 30, 2009, we did not meet these requirements and would have needed approximately $13.4 million in additional capital based on assets at such date to meet these requirements.
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
The Bank uses its capital resources principally to meet its ongoing commitment to fund existing and continuing loan commitments, fund maturing certificates of deposit and deposit withdrawals, repay borrowings, maintain its liquidity and meet operating expenses. At June 30, 2009, the Bank had commitments to originate loans totaling $56.9 million, of which $48.2 million is intended to be sold, commitments to fund equity lines of credit totaling $82.6 million, and $11.1 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 2009 total $496.4 million. Management believes that a significant portion of the amounts maturing during fiscal 2009 will be reinvested with the Bank because they are retail deposits, however, no assurances can be made that this will occur.

The Company has elected to defer the payment of dividends on $10.0 million of variable-rate Subordinated Deferrable Interest Debentures due June 29, 2034 and $10 million of fixed-rate Subordinated Deferrable Interest Debentures due July 6, 2036 (the “Debentures”). The Company issued the Debentures to two special purpose entities, PVF Capital Trust I and PVF Capital Trust II (the “Trusts”), in exchange for the proceeds of the offering by the Trusts of trust preferred securities. On September 3, 2009, the Company cancelled the $10 million of Subordinated Deferrable Interest Debentures due June 29, 2034 and the trust preferred securities issued by PVF Capital Trust I, in exchange for $500,000 in cash, 205,297 shares of common stock and warrants to buy additional shares of common stock. Pursuant to the terms of the Debentures, interest on the Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default. While the Company will defer the payment of interest on the Debentures, it will continue to accrue expense for interest owed on the Debentures at a compounded rate. Under the terms of the Debentures, if the Company has elected to defer the payment of interest on the Debentures, the Company generally may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock. Accordingly, the Company has discontinued the payment of cash dividends on its common stock.
The Company’s ability to pay dividends depends, in part, on our receipt of dividends from the Bank because the Company has minimal sources of income other than distributions from the Bank. OTS regulations impose limitations upon all capital distributions, including cash dividends, by a savings institution, such as the Bank. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. By letters dated June 26, 2009, the Bank was advised by the OTS that the Bank may not pay dividends or make any other capital distribution, including the repurchase or redemption of capital stock, without the prior approval of the OTS.
The Company currently does not pay dividends on its common stock. Moreover, pursuant to the terms of the Company Order we expect to enter into with the OTS, the Company expects that it will not be permitted to declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any Company equity stock without the prior non-objection of the OTS. In addition, the Company’s ability to pay dividends depends, in part, on its receipt of dividends from the Bank, which also is expected to be prohibited pursuant to the terms of the Bank Order expected to be entered into with the OTS. These restrictions may adversely affect the market price for the Company’s common stock. Besides the OTS limitations to which we expect to be subject, the Company’s ability to pay dividends will depend on a number of factors, including capital requirements, its financial condition and results of operations, including its ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions. By Letter dated June 26, 2009, the Bank was advised by the OTS that the Bank may not pay dividends or make any other capital distributions, including the repurchase or redemption of capital stock, without the prior approval of the OTS.
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
Off-balance sheet financial instruments are summarized as follows:

	June 30,
(In thousands)	2009	2008
Commitments to originate:
Mortgage loans intended for sale	$48,162	$16,755
Mortgage loans held for investment	8,732	6,412
Unfunded home equity and commercial real estate lines of credit	82,584	91,781
Undisbursed portion of loan proceeds	11,104	46,367
Commitments to sell loans held for sale	42,620	10,218
Standby letters of credit	1,283	2,486
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
Commitments to sell loans intended for sale are agreements to sell loans to a third party at an agreed-upon price. The fair value of commitments to originate mortgage loans intended for sale at June 30, 2009 was $505,810, and commitments to sell loans intended for sale was $698,965. The Company’s net mortgage banking derivatives was $1,204,775 at June 30, 2009.
The following table presents as of June 30, 2009, PVF Capital Corp.’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Note	Within	1–3	3–5	Great Than
(Dollars in thousands)	Reference	1 Year	Years	Years	5 Years	Total

Deposits without a stated maturity	—	$188,197	$—	$—	$—	$188,197
Certificates of deposit	7	496,359	31,168	9,207		536,734
Long-term advances from the FHLB of Cincinnati	8	—	—	—	35,000	35,000
Repurchase agreement	9	—	50,000	—	—	50,000
Subordinated debt	9	—	—	—	20,000	20,000
Operating leases	11	979	1,416	851	1,304	4,550

Results of Operations
General
PVF Capital Corp.’s net loss for the year ended June 30, 2009 was $20.1 million, or $2.59 basic loss per share and $2.59 diluted loss per share as compared to $1.1 million, or $0.14 basic loss per share and $0.14 diluted loss per share for fiscal 2008 and $4.2 million, and $0.55 basic earnings per share and $0.54 diluted earnings per share for fiscal 2007.
The Company’s results for the current year decreased by $19 million from the prior fiscal year. The Company’s results for 2009 are attributable to a decline in net interest income, an increase in the provision for loan losses, and an increase in noninterest income, and an increase in noninterest expense. The decrease to net interest income was attributable to the increase in non-performing loans. The provision for loan loses increased as a result of the increase in nonperforming loans and estimated losses associated with specifically identified loans. Noninterest income increased as a result of gains on the sale or loans originated for sale and income from the Company’s share of profits generated by its ownership interest in a PVF Title Services and gains on the sale of mortgage-backed securities, partially offset by losses on the sale of real estate owned, other than temporary impairment and a decrease in the cash surrender value of Bank-Owned Life Insurance (“BOLI”) and decreases in service charges and other fees, The increase in noninterest expense is FDIC insurance and outside services and real estate owned expense, partially offset by decreases to compensation and benefits, office occupancy and equipment, professional and legal, and advertising expense.
The levels of non-accruing loans are attributable to poor current local and national economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most creditworthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. The Company has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Company has seen a significant increase in non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Net Interest Income
Net interest income amounted to $19.3 million for the year ended June 30, 2009 as compared to $22.2 million and $25.3 million for the years ended June 30, 2008 and 2007, respectively. Changes in the level of net interest income reflect changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities. Tables 1 and 2 provide information as to changes in the Company’s net interest income.
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

Table 1 Average Balances, Interest, and Average Yields and Costs

	For the Year Ended June 30,
	2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Loans	$730,558	$42,618	5.83%	$726,034	$51,655	7.11%	$741,723	$56,760	7.65%
Mortgage-backed securities	60,618	3,002	4.95	33,825	1,686	4.98	26,879	1,321	4.91
Securities and other interest-earning assets	41,850	1,042	2.49	63,807	3,144	4.93	80,876	3,939	4.87

Total interest-earning assets	833,026	46,662	5.60	823,666	56,485	6.86	849,478	62,020	7.30

Noninterest-earning assets	61,977			56,649			59,012

Total assets	$895,003			$880,315			$908,490

Interest-bearing liabilities:
Deposits	$696,499	22,452	3.22	$657,189	$27,829	4.23	$661,410	$28,600	4.32%
Borrowings	109,125	4,895	4.49	124,827	6,446	5.16	148,822	8,105	5.45

Total interest-bearing liabilities	805,624	27,347	3.39	782,016	34,275	4.38	810,232	36,705	4.53

Noninterest-bearing liabilities	27,282			27,095			27,724

Total liabilities	832,906			809,111			837,956
Stockholders’ equity	62,097			71,204			70,534

Total liabilities and stockholders’ equity	$895,003			$880,315			$908,490

Net interest income		$19,315			$22,210			$25,315

Interest rate spread			2.21%			2.48%			2.77%

Net yield on interest-earning assets			2.32%			2.70%			2.98%

Ratio of average interest-earning assets to Average interest-bearing liabilities		103,40%			105.33%			104.84%

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

Table 2

	Year Ended June 30,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$264	$(9,300)	$(9,036)	$(1,181)	$(3,924)	$(5,105)
Mortgage-backed securities	1,327	(11)	1,316	346	19	365
Securities and other interest-earning assets	(546)	(1,557)	(2,103)	(840)	45	(795)

Total interest-earning assets	1,045	(10,868)	(9,823)	(1,675)	(3,860)	(5,535)

Interest expense
Deposits	1,268	(6,644)	(5,376)	(182)	(589)	(771)

Borrowings	(708)	(844)	(1,552)	(1,173)	(486)	(1,659)

Total interest-bearing liabilities	560	(7,488)	(6,928)	(1,355)	(1,075)	(2,430)

Net interest income	$485	$(3,380)	$(2,895)	$(320)	$(2,785)	$(3,105)

As is evidenced by these tables, interest rate changes had a negative effect on the Bank’s net interest income for the year ended June 30, 2009. Due to the repricing characteristics of the Bank’s loan portfolio and short-term nature of its deposit portfolio, along with changing interest rates during the years ended June 30, 2009 and 2008, the Bank’s interest rate spread was 2.21% for fiscal year 2009, 2.48% for fiscal year 2008, and 2.77% for fiscal 2007. The decline in the Bank’s interest rate spread in fiscal year 2009 is attributable to increased non-performing loans as well as margin compression attributable to declining rates on adjustable-rate loans, resulting from a decrease in short-term market rates not reflected in local market deposit pricing. Nonperforming loans increased from $22.5 million at June 30, 2008 to $69.8 million at June 30, 2009, while interest reserved on those loans increased by $0.7 million from the prior year.
Net interest income was favorably affected by volume changes during the year ended June 30, 2009 and unfavorably affected by volume changes during the year ended June 30, 2008. Accordingly, net interest income increased by $0.5 and declined by $0.3 million due to volume changes for the years ended June 30, 2009 and 2008, respectively. Net interest income was unfavorably affected by rate changes resulting in a decline of $3.4 million and $2.8 million, respectively, during the years ended June 30, 2009 and 2008.
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
The Bank uses a systematic approach in determining the adequacy of its allowance for loan losses and the necessary provision for loan losses, whereby the loan portfolio is reviewed generally and delinquent loan accounts are analyzed individually on a monthly basis. Consideration is given primarily to the types of loans in the portfolio and the overall risk inherent in the portfolio as well as, with respect to individual loans, account status, payment history, ability to repay and probability of repayment, and loan-to-value percentages. After reviewing current economic conditions, changes in delinquency status and actual loan losses incurred by the Bank, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions.

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
For the year ended June 30, 2009, a provision for loan losses of $31.3 million was recorded, while a provision for loan losses of $6.2 million was recorded in the prior year comparable period. The provision for loan losses for the year ended June 30, 2009 reflects management’s judgments about the additional inherent risk in many of our portfolios as a result of negative trends in delinquent and non-performing loans, the continued deterioration of national and local residential markets, and negative local population and economic indicators. The current period provision for loan losses also reflects an increase in specific loss reserves established for loans individually identified as impaired.
The following table provides statistical measures of nonperforming assets:

	June 30,
(Dollars in thousands)	2009	2008
Loans on non-accruing status (1)
Real estate mortgages:
One-to four-family residential	$15,551	$6,453
Commercial	13,139	3,001
Multi-family residential	3,679	152
Construction and land	36,449	12,350
Non real estate	944	533

Total loans on nonaccrual status	$69,762	$22,489

Ratio of nonperforming loans to total loans	10.04%	3.09%

Other nonperforming assets (2)	$11,608	$4,065

Total nonperforming assets (3)	$81,370	$26,554

Total nonperforming assets to total assets	8.92%	3.06%

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

(2)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession.

(3)	Excludes loans past due more than 90 days still on accrual status.

The levels of nonaccruing loans at June 30, 2009 and June 30, 2008 are attributable to poor current local and national economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Of the $69.8 million and $22.5 million of nonaccruing loans at June 30, 2009 and June 30, 2008, $54.2 million and $16.0 million, respectively were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Additionally, we determined $4.4 and $5.1 million of land development loans not included in non-accruing loans were also impaired as of June 30, 2009 and 2008. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well secured. Through this process, we established specific loss reserves related to these loans outstanding at June 30, 2009 and June 30, 2008 of $12.7 million and $1.9 million, respectively.
Additionally, at June 30, 2008, we considered $8.3 million of land and construction loans not included in the nonaccrual loans to be impaired. We established specific loss reserves of $0.9 million for these loans.
The remaining balance of nonperforming loans represents homogeneous one to four-family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $2.9 million and $0.6 million for these loans as of June 30, 2009 and June 30, 2008.
During 2008, the Bank experienced an increase in the loan portfolio of $1.2 million, or 0.2 percent, while substantially maintaining the composition of the loan portfolio. The level of classified assets increased from $21.7 million in 2007 to $43.5 million in 2008. The level of nonaccruing loans increased from $13.7 million in 2007 to $22.5 million in 2008. Net charge-offs remained approximately the same at $1.1 million in 2007 and 2008. Therefore, taking into consideration local economic conditions, the level of classified assets, as well as net charge-offs and the overall performance of the loan portfolio, the Bank provided $6.2 million of additional provision to bring the allowance to a level deemed appropriate of $9.7 million.
During 2009, the Bank experienced a decrease in the loan portfolio of $46.0 million, or 6.44%, while significantly reducing the level of construction and land loans. The level of classified assets increased from $43.5 million in 2008 to $116.6 million in 2009. The level of nonaccruing loans decreased from $22.5 million in 2008 to $69.8 million in 2009. Net charge-offs increased from $1.1 million in 2008 to $9.4 million in 2009.
In light of the high levels of non-performing loans, the poor local and national economic conditions, and our concentrations of land development and construction loans, management increased the general reserve or non-specific portion of the allowance for loan losses in fiscal 2009. We expect net charge-offs to remain at elevated levels for the foreseeable future and so believed that an increase in this portion of the allowance for loan losses was reasonable.
Therefore, taking into consideration local economic conditions the level of classified assets, as well as net charge-offs and the overall performance of the loan portfolio, the Bank provided $31.3 million of additional provision to bring the allowance to a level deemed appropriate of $31.5 million.
Noninterest Income
Noninterest income amounted to $4.8 million, $2.5 million and $3.4 million for the years ended June 30, 2009, 2008 and 2007, respectively. The fluctuations in noninterest income are due primarily to fluctuations in income derived from mortgage banking activities, fee income on deposit accounts, gains and losses on the sale of real estate owned and the changes in the cash surrender value of BOLI. Income attributable to mortgage banking activities consists of net loan servicing income, gains and losses on the sale of loans, and market valuation provisions and recoveries. Mortgage banking activity is subject to variability due to changes in mortgage origination volume and as a result of our pipeline interest rate risk management activities. We typically cover a portion of the pipeline with forward loan sales contracts. Changes in the value of these contracts and in interest rate lock commitments to our borrowers causes mortgage banking income to fluctuate from period to period. Income from mortgage banking activities amounted to $7.9 million, $1.5 million and $1.3 million for the years ended June 30, 2009, 2008 and 2007, respectively. The increase in income from mortgage banking activities is primarily due to gains recorded on loans sold in 2009. Other components of noninterest income amounted to a negative $3.1 million, and a positive $1.0 million and $2.1 million for the years ended June 30, 2009, 2008 and 2007, respectively. The decrease in other noninterest income of $4.1 million from the year ended June 30, 2008 to June 30, 2009 is attributable primarily to losses of $3.8 million recognized on the sale or direct write-down of real estate owned in 2009.

In the year ended June 30, 2009, the Company recorded a non-cash, other than temporary gross impairment, charge of approximately $1.8 million relative to its investments in preferred stock issued by FHLMC and FNMA. This represented an after-tax charge of approximately $1.2 million. This action was taken following the September 7, 2008, announcement that the Federal Housing Finance Agency had placed FHLMC and FNMA under conservatorship, and that dividend payments on the subject securities were being suspended. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.
Noninterest Expense
Noninterest expense amounted to $23.0 million, $20.8 million and $21.6 million for the years ended June 30, 2009, 2008 and 2007, respectively. The principal component of noninterest expense is compensation and related benefits which amounted to $10.2 million, $10.5 million and $12.1 million for the years ended June 30, 2009, 2008 and 2007, respectively. The decrease in compensation for the year ended June 30, 2009 is due primarily to decreased staffing. Office occupancy totaled $2.8 million, $3.1 million and $3.4 million for the years ended June 30, 2009, 2008 and 2007, respectively. Other components of noninterest expense totaled $10 million, $7.2 million and $6.1 million for the years ended June 30, 2009, 2008 and 2007, respectively. Changes in other noninterest expense are primarily the result of FDIC insurance, outside services, and real estate owned expense.
During 2008, there were higher levels of bank failures which dramatically increased resolution costs of the Federal Deposit Insurance Corporation (“FDIC”) and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts are fully insured ( unlimited coverage). On May 20, 2009, President Obama signed into law the Helping Families Save Their Homes Act of 2009 (the “HFSTHA) which, among other things, amends the EESA to extend the effectiveness of these temporary programs through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor.
The HFSTHA also increases the borrowing authority of the FDIC from $30.0 million to $100.0 million to help fund the increased deposit insurance resolution costs. On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier I capital as of June 30, 2009, which will be collected on September 30, 2009. The Bank’s management determined that this special assessment as applied to the Bank was approximately $430,500 as of June 30, 2009. The FDIC further decided on May 22, 2009 that it could impose a similar assessment for each of the third and fourth quarters of 2009. The latest possible date for imposing additional special assessments under the final rule would be December 31, 2009, with collection on March 30, 2010.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations.

Federal Income Taxes
The Company’s federal income tax expense (benefit) was $(10.0) million, $(1.1) million and $1.7 million for the years ended June 30, 2009, 2008 and 2007, respectively. Due to the availability of tax credits for the years ended June 30, 2009, 2008 and 2007, the tax-advantaged treatment of BOLI and other miscellaneous deductions, the Company’s effective federal income tax rate was below the expected tax rate of 35% with an effective rate of negative 33% for the year ended June 30, 2009, an effective rate of negative 50% for the year ended June 30, 2008 and 29% for the year ended June 30, 2007.
Impact of Inflation and Changing Prices
The consolidated financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. For further information regarding the effect of interest rate fluctuations on the Company, see Item 7A —“Market Risk Management.”
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
The most significant accounting policies followed by PVF Capital Corp. are presented in Note 1 to the consolidated financial statements. Accounting and reporting policies for the allowance for loan losses and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. The allowance for loan losses is established using percentages applied to each loan category based upon the Company’s historical losses and trends established for nonaccruing and delinquent loans, residential foreclosures, and changes to the local population and economy. PVF Capital Corp. provides further detail on the methodology and reporting of the allowance for loan losses in Note 4 and mortgage servicing rights in Note 5. Mortgage servicing rights are valued by an independent service provider.
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
The following table presents the Bank’s projected change in NPV for the various rate shock levels at June 30, 2009 and 2008. All market risk sensitive instruments presented in this table are held to maturity or held for sale. The Bank has no trading securities.

	June 30, 2009			June 30, 2008
Change in	Market Value of	Dollar	NPV	Market Value of	Dollar	NPV
Interest Rates	Portfolio Equity	Change	Ratio	Portfolio Equity	Change	Ratio
	(Dollars in
	thousands)
+2%	$80,538	$(1,125)	8.58%	$93,478	$(3,800)	10.68%
+1%	82,276	613	8.69	96,001	(1,277)	10.88
0	81,663	—	8.58	97,278	—	10.94
-1%	78,875	(2,788)	8.26	97,328	50	10.88
-2%	—	—	—	—	—	—
The table illustrates that for June 30, 2009, in the event of an immediate and sustained increase in prevailing market interest rates, the Bank’s NPV ratio would be expected to decrease, while in the event of an immediate and sustained decrease in market interest rates, the Bank’s NPV ratio would be expected to increase or stay flat. The Bank carefully monitors the maturity and repricing of its interest-earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. At June 30, 2009, the Bank’s estimated changes in the NPV ratio were within the targets established by the Board of Directors in the event of an immediate and sustained increase and decrease in prevailing market interest rates. The Bank’s interest rate risk position is the result of the repricing characteristics of assets and liabilities. The balance sheet is primarily comprised of interest-earning assets having a maturity and repricing period of one month to five years. These assets were funded primarily utilizing interest-bearing liabilities having a final maturity of two years or less and a repurchase agreement. Management carefully monitors its interest rate risk position and will make the necessary adjustments to its asset and liability mix to bring the Bank’s NPV ratio to within target levels established by the Board of Directors.
NPV is calculated by the OTS using information provided by the Bank. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by Bloomberg quotations and surveys performed during the quarters ended June 30, 2009 and 2008, with adjustments made to reflect the shift in the U.S. Treasury yield curve between the survey date and the quarter-end date.
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
The following table summarizes the Company’s interest rate sensitivity gap analysis at June 30, 2009. The table indicates that the Company’s one year and under ratio of cumulative gap to total assets is negative 6.6%, one-to-three year ratio of cumulative gap to total assets is negative 18.2%, and three-to-five year ratio of cumulative gap to total assets is negative 5.4%.

	Within	1–3	3–5	Greater Than
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total

Total interest rate-sensitive assets	$407,730	$120,964	$164,912	$164,667	$858,273

Total interest rate-sensitive liabilities	467,420	225,345	49,723	68,663	811,151

Periodic GAP	(59,690)	(104,381)	115,189	96,004	47,122

Cumulative GAP	(59,690)	(164,071)	(48,882)	47,122

Ratio of cumulative GAP to total assets	(6.6)%	(18.2)%	(5.4)%	5.2%

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
PVF Capital Corp.
Solon, Ohio
We have audited the accompanying consolidated statements of financial condition of PVF Capital Corp. (“Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the primary federal regulator of the Company’s bank subsidiary has required the Company’s bank subsidiary to increase its capital levels by December 31, 2009, to amounts that are in excess of its current actual capital levels. This matter raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crowe Horwath LLP
Cleveland, Ohio
September 28, 2009

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2009 and 2008

	2009	2008
ASSETS

Cash and amounts due from depository institutions	$8,464,544	$7,455,720
Interest bearing deposits	1,939,514	700,674
Federal funds sold	10,809,000	9,648,000

Cash and cash equivalents	21,213,058	17,804,394
Securities available for sale	102,800	1,890,000
Securities held to maturity (fair values of $49,999,939 and $7,603,907, respectively)	49,999,939	7,580,000
Mortgage-backed securities available for sale	64,177,633	—
Mortgage-backed securities held to maturity (fair value of $53,259,867 at June 30, 2008)	—	55,151,069
Loans receivable held for sale, net	27,078,472	7,830,994
Loans receivable, net of allowance of $31,483,205 and $9,653,972	668,460,029	714,492,406
Office properties and equipment, net	8,624,496	9,232,711
Real estate owned	11,607,758	4,064,708
Federal Home Loan Bank stock	12,811,100	12,640,600
Bank-owned life insurance	22,894,013	23,009,038
Prepaid expenses and other assets	25,239,535	13,706,218

Total assets	$912,208,833	$867,402,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$724,931,569	$659,385,765
Short-term advances from the FHLB	—	9,000,000
Line of credit	—	950,000
Note payable	1,366,111	—
Long-term advances from the FHLB	35,000,000	35,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	20,000,000	20,000,000
Advances from borrowers for taxes and insurance	9,555,137	8,973,604
Accrued expenses and other liabilities	21,850,819	15,017,435

Total liabilities	862,703,636	798,326,804

Commitments and contingent liabilities (Note 12)

Stockholders’ equity
Serial preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized; 8,246,548 shares issued	82,465	82,465
Additional paid-in capital	69,377,852	69,155,729
Retained earnings (accumulated deficit)	(16,538,515)	3,674,287
Treasury stock at cost, 472,725 shares, respectively	(3,837,147)	(3,837,147)
Accumulated other comprehensive income	420,542	—

Total stockholders’ equity	49,505,197	69,075,334

Total liabilities and stockholders’ equity	$912,208,833	$867,402,138

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 2009, 2008 and 2007

	2009	2008	2007
Interest and dividends income
Loans	$42,618,247	$51,654,829	$56,759,624
Mortgage-backed securities	3,002,291	1,686,115	1,321,132
Federal Home Loan Bank stock dividends	616,491	747,998	749,727
Securities	303,995	1,736,182	2,612,547
Fed funds sold and interest-bearing deposits	120,689	660,275	576,882

Total interest and dividend income	46,661,713	56,485,399	62,019,912
Interest expense
Deposits	22,452,070	27,829,011	28,599,492
Short-term borrowings	17,582	1,552,673	3,165,122
Long-term borrowings	3,618,501	3,430,015	3,390,503
Subordinated debt	1,259,025	1,463,602	1,549,920

Total interest expense	27,347,178	34,275,301	36,705,037

Net interest income	19,314,534	22,210,098	25,314,875
Provision for loan losses	31,272,600	6,058,400	1,102,500

Net interest income (loss) after provision for loan losses	(11,958,065)	16,151,698	24,212,375
Noninterest income
Service charges and other fees	716,826	823,251	815,395
Mortgage banking activities, net	7,872,154	1,461,249	1,270,998
Gain (loss) on disposal and write downs of real estate owned	(3,834,626)	(762,961)	259,537
Gain on the sale of securities	1,224,338	—	—
Impairment of securities	(1,842,400)	(195,140)	—
Increase (decrease) in cash surrender value of bank-owned life insurance	(115,025)	798,821	870,832
Other, net	777,435	333,131	159,340

Total noninterest income	4,798,702	2,458,351	3,376,102
Noninterest expense
Compensation, benefits and directors fees	10,239,833	10,530,464	12,149,480
Office, occupancy, and equipment	2,838,877	3,120,566	3,387,369
Insurance	1,696,658	587,639	278,324
Professional and legal	612,000	808,000	569,000
Advertising	194,186	384,071	688,878
Outside services	2,482,004	1,408,177	1,445,038
Franchise tax	1,100,120	1,069,911	982,737
Real estate owned expense	1,832,064	996,113	306,783
Other	2,004,887	1,900,630	1,826,272

Total noninterest expense	23,000,629	20,805,571	21,633,881

Income (loss) before federal income taxes	(30,159,992)	(2,195,522)	5,954,596
Federal income taxes
Current	(2,643,681)	598,656	2,219,821
Benefit from net operating loss carryforwards	(4,513,427)	—	—
Other deferred	(2,887,255)	(1,693,521)	(499,549)

	(10,044,363)	(1,094,865)	1,720,272

Net income (loss)	$(20,115,629)	$(1,100,657)	$4,234,324

Basic earnings (loss) per share	$(2.59)	$(0.14)	$0.55

Diluted earnings (loss) per share	$(2.59)	$(0.14)	$0.54

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended June 30, 2009, 2008 and 2007

			Retained		Accumulated
		Additional	earnings		other
	Common	paid-in	(accumulated	Treasury	comprehensive
	stock	capital	deficit)	stock	income	Total
Balance at June 30, 2006	$81,889	$68,507,097	$4,221,301	$(3,837,147)	$—	$68,973,140
Cumulative adjustment related to SAB 108 adoption	—	—	334,074	—	—	334,074
Net income	—	—	4,234,324	—	—	4,234,324
Stock options exercised, including income tax benefits, 43,099 shares	431	311,105	—	—	—	311,536
Stock purchased and retired, 27,430 shares	(275)	(293,266)	—	—	—	(293,541)
Cash dividend, $0.296 per share	—	—	(2,288,382)	—	—	(2,288,382)
Paid in capital related to stock based compensation	—	218,690	—	—	—	218,690

Balance at June 30, 2007	$82,045	$68,743,626	$6,501,317	$(3,837,147)	$—	$71,489,841

Net income (loss)	—	—	(1,100,657)	—		(1,100,657)
Stock options exercised, including income tax benefits, 48,424 shares	484	395,697	—	—	—	396,181
Stock purchased and retired, 6,412 shares	(64)	(96,362)	—	—	—	(96,426)
Cash dividend, $0.222 per share	—	—	(1,726,373)	—	—	(1,726,373)
Paid in capital related to stock based compensation	—	112,768	—	—	—	112,768

Balance at June 30, 2008	$82,465	$69,155,729	$3,674,287	$(3,837,147)	$—	$69,075,334

Net income (loss)	—	—	(20,115,629)	—	—	(20,115,629)

Other comprehensive income	—	—	—	—	420,542	420,542

Cash dividend, $0.0125 per share	—	—	(97,173)	—	—	(97,173)
Paid in capital related to stock based compensation	—	222,123	—	—	—	222,123

Balance at June 30, 2009	$82,465	$69,377,852	$(16,538,515)	$(3,837,147)	$420,542	$49,505,197

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2009, 2008 and 2007

	2009	2008	2007
Operating activities:
Net income (loss)	$(20,115,629)	$(1,100,657)	$4,234,324
Adjustments required to reconcile net income (loss) to net cash from operating activities
Net amortization of premium (accretion of discount) on mortgage-backed securities	91,296	20,394	27,414
Depreciation	1,130,051	1,480,069	1,733,005
Provision for loan losses	31,272,600	6,058,400	1,102,500
Other than temporary impairment of securities	1,842,400	195,140	—
Change in deferred loan origination fees, net	(388,960)	(146,585)	(43,662)
(Gain) loss on disposal of real estate owned	758,097	762,961	(259,537)
(Gain) loss on sale of mortgage-backed securities held for sale, net	(1,224,338)	—	—
Market adjustments for loans held for sale	(258,184)	(9,239)	(105,600)
Change in fair value of mortgage banking derivatives	(1,122,249)	(205,226)	(131,300)
Stock compensation	222,123	112,768	218,690
FHLB stock dividends	(170,500)	(329,000)	(356,600)
Deferred income tax provision (benefit)	(7,400,682)	(1,693,521)	(499,549)
Proceeds from loans held for sale	395,813,357	137,120,839	92,325,628
Originations of loans held for sale	(412,104,163)	(130,667,228)	(97,071,408)
Gain on the sale of loans, net	(6,707,744)	(779,821)	(376,533)
(Increase) decrease in cash surrender value of bank-owned life insurance	115,025	(798,821)	(870,832)
Provision for real estate owned losses	3,076,530	—	—
Net change in other assets and other liabilities	7,615,611	1,237,914	2,920,034

Net cash from operating activities	(7,555,359)	11,258,387	2,846,574

Investing activities:
Loan repayments and originations, net	(5,508,331)	(12,919,398)	(18,407,000)
Principal repayments on mortgage-backed securities	8,660,031	3,264,230	3,248,086
Purchase of mortgage-backed securities available for sale	(113,276,827)	—	—
Proceeds from sale of mortgage-backed securities available for sale	97,304,678	—	—
Purchase of mortgage-backed securities held to maturity	—	(32,556,173)	(1,577,097)
Purchase of securities held to maturity	(59,999,358)	(48,580,000)	—
Maturities and calls of securities held to maturity	17,580,000	99,000,000	—
Purchase of securities available for sale	—	(2,085,140)	—
Additions to office properties and equipment	(521,836)	(124,405)	(288,688)
Acquisition of bank-owned life insurance	—	—	(5,000,000)
Proceeds from disposal of real estate owned	9,279,391	3,637,881	2,231,674

Net cash from investing activities	(46,482,252)	9,636,995	17,020,975

(Continued)

PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2009, 2008 and 2007

	2009	2008	2007
Financing Activities:
Proceeds from long-term FHLB advances	$—	$35,000,000	$—
Payments on long-term FHLB advances	—	(10,000,000)	(10,000,000)
Net increase (decrease) in demand deposits, NOW and passbook savings	25,890,000	(880,007)	10,459,030
Net change in line of credit	(950,000)	(310,000)	(512,871)
Net increase (decrease) in time deposits	39,655,804	2,213,123	(9,270,582)
Net increase (decrease) in short-term FHLB advances	(9,000,000)	(56,000,000)	(10,000,000)
Repayment of note payable	(233,889)	—	—
Proceeds from note payable	1,600,000	—	—
Proceeds from issuance of subordinated debentures	—	—	10,000,000
Net increase (decrease) in advances from borrowers	581,533	426,935	444,571
Payment of cash dividend	(97,173)	(2,298,373)	(2,286,382)
Proceeds from exercise of stock options	—	336,170	308,272
Income tax benefit from exercise of stock options	—	60,011	3,264
Stock repurchased and retired	—	(96,426)	(293,541)

Net cash from financing activities	57,446,275	(31,548,567)	(11,148,239)

Net increase (decrease) in cash and cash equivalents	3,408,664	(10,653,185)	8,719,310
Cash and cash equivalents at beginning of year	17,804,394	28,457,579	19,738,269

Cash and cash equivalents at end of year	$21,213,058	$17,804,394	$28,457,579

Supplemental disclosures of cash flow information
Cash payments of interest	$26,365,247	$34,275,694	$36,659,064
Cash payments of income taxes	—	954,000	2,483,000
Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned	$20,657,068	$5,843,995	$3,776,413
Transfer from securities held to maturity to securities available for sale	$56,765,340	$—	$—
See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
The accounting and reporting policies of PVF Capital Corp. and its subsidiaries (“Company”) conform to U.S. generally accepted accounting principles and general industry practice. The Company’s principal subsidiary, Park View Federal Savings Bank (“Bank”), is principally engaged in the business of offering deposits through the issuance of savings accounts, money market accounts, and certificates of deposit and lending funds primarily for the purchase, construction, and improvement of real estate in Cuyahoga, Summit, Geauga, Lake, Medina, Lorain and Portage Counties, Ohio. The deposit accounts of the Bank are insured up to applicable limits under the Federal Deposit Insurance Corporation (“FDIC”). The following is a description of the significant policies, which the Company follows in preparing and presenting its consolidated financial statements.
Principles of Consolidation: The consolidated financial statements include the accounts of PVF Capital Corp. and its wholly-owned subsidiaries, Park View Federal Savings Bank, PVF Service Corporation (“PVFSC”), PVF Holdings, Inc., and Mid-Pines Land Co. PVFSC owns some Bank premises and leases them to the Bank. PVF Holdings, Inc. and Mid-Pines Land Co. did not have any significant assets or activity as of or for the years ended June 30, 2009, 2008, or 2007. All significant intercompany transactions and balances are eliminated in consolidation.
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
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of mortgage servicing rights, fair value of mortgage banking derivatives, valuation of loans held for sale, fair value of securities, valuation of real estate owned, the realizability of deferred tax assets and the Company’s supplemental employee retirement plan accrual are particularly subject to change.
Cash Flows: For purposes of the consolidated statements of cash flows, the Company considers cash and amounts due from depository institutions, interest bearing deposits, and federal funds sold with original maturities of less than three months to be cash equivalents. Net cash flows are reported for customer loan transactions, NOW and passbook savings accounts, time deposits, short-term borrowings, and advances from borrowers.
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

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
Interest income includes amortization of purchase premium or accretion of purchase discount. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield. Prepayment is assumed for mortgage-backed securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
A decline in fair value of any security below cost that is deemed other-than-temporary is charged to earnings resulting in establishment of a new cost basis for the security. In determining other-than-temporary impairment, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at fair value. The Company adopted the fair value option for accounting for its loans held for sale effective July 1, 2008. Since loans held for sale were carried at fair value at June 30, 2008, there was no impact on the financial statements at the time of this election. The fair value of mortgage loans held for sale is based on market prices and yields at period end in normal market outlets used by the Company.
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
Years ended June 30, 2009, 2008 and 2007
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

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
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
Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. In accordance with Emerging Issues Task Force (“EITF”) No. 06-5, Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, adjusted for other charges or other amounts due that are probable at settlement.
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
The Company is subject to federal income tax only. Ohio-domiciled Banks and bank holding companies are not subject to income tax in Ohio. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company is no longer subject to examination by taxing authorities for years before 2003.
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
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.
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

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Restrictions on Cash: Cash on deposit with another institution of $1,379,000 and $1,473,000 was required to meet regulatory reserve requirements at June 30, 2009 and 2008 respectively.
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
Subsequent Events: Management has evaluated events and transactions through September 28, 2009, the date the consolidated financial statements were issued, for potential recognition or disclosure herein. Any discovery of additional evidence about conditions that existed at June 30, 2009, including the estimates inherent in the process of preparing consolidate financial statements would be recognized in these consolidated financial statements. Any discovery of evidence about conditions that did not exist at June 30, 2009, but arose thereafter, could be disclosed herein dependent on the nature and financial effect of the event on the Company.
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
In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As a result of adoption of this standard, the Company did not apply SFAS No. 157 fair value principles or provide the applicable disclosures for the estimated fair value of mortgage servicing assets or other real estate owned.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
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
On April 9, 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends SFAS No. 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 for the period ended June 30, 2009, did not have a material impact on the Company’s consolidated financial statements.
On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 for the period ended June 30, 2009, did not have a material impact on the Company’s consolidated financial statements as the Company has not experienced other-than-temporary impairment within its debt securities portfolio.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS (Continued)
On April 9, 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will provide the required disclosures in the first quarter of its fiscal year ended June 30, 2010. In May 2009, FASB issued SFAS No. 165 “Subsequent Events,” with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statement; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for financial statements issued for fiscal year and interim periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
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
In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management does not expect the impact of adoption of this standard to be material.
In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of SFAS No. 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management does not expect the impact of adoption of this standard to be material.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 2 — SECURITIES
Securities available for sale at June 30, 2009 and 2008 are summarized as follows:

2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Equity securities	$47,600	$55,200	$—	$102,800

2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Equity securities	$1,890,000	$—	$—	$1,890,000

Securities held to maturity at June 30, 2009 and 2008 are summarized as follows:

2009
		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	Loss	Value

U.S. government treasury securities	$49,999,939	$—	$—	$49,999,939

Securities held to maturity are represented by two securities, each with a maturity date of July 2, 2009.

2008
		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	Loss	Value

U.S. government-sponsored enterprise securities	$7,580,000	$23,907	$—	$7,603,907

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 2 — SECURITIES (Continued)
Securities held to maturity as of June 30, 2008 included only one security with a maturity date of December 12, 2014 This security was called on December 12, 2008.
There were no sales of securities for the years ended June 30, 2009, 2008 or 2007.
No securities were in an unrealized loss position at June 30, 2009 and June 30, 2008.
The Company’s equity securities consist of floating rate preferred stock issued by FHLMC and FNMA. For the years ended June 30, 2009 and 2008, the Company recognized a $1,842,400 and $195,140 pre-tax charge, respectively, for the other-than-temporary decline in fair value.
On September 7, 2008, the U.S. Treasury Department and the Federal Housing Finance Agency announced that FNMA and FHLMC had been placed into conservatorship. Dividends on the preferred shares of the entities have been suspended.
NOTE 3 — MORTGAGE-BACKED SECURITIES
The fair value of mortgage-back securities available for sale and the related gross unrealized gains and losses recognized in other comprehensive income (loss) at June 30, 2009 are summarized as follows:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	Amount

FNMA mortgage-backed securities	$32,999,418	$262,310	$(17,721)	$33,244,007
FHLMC mortgage-backed securities	26,029,802	256,223	—	26,286,025
GNMA mortgage-backed securities	4,566,428	81,173	—	4,647,601

	$63,595,648	$599,706	$(17,721)	$64,177,633

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

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 3 — MORTGAGE-BACKED SECURITIES (Continued)
The carrying amount, unrecognized gains and losses, and fair value of mortgage-backed securities held to maturity at June 30, 2008 are summarized as follows:

	2008
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Estimated
	Cost	Gain	Loss	Fair Value

FNMA mortgage-backed securities	$54,835,052	$6,562	$(1,900,089)	$52,941,525
FHLMC mortgage-backed securities	316,017	2,548	(223)	318,342

	$55,151,069	$9,110	$(1,900,312)	$53,259,867

There were no sales of mortgage-backed securities in 2008 or 2007.
There were no mortgage-backed securities held to maturity at June 30, 2009 and no mortgage-backed securities available for sale at June 30, 2008.
Mortgage-backed securities with unrecognized losses at year end 2009 and 2008 not recognized in income aggregated by the length of time that the individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		More than 12 Months		Total
2009		Gross		Gross		Gross
Description of Mortgage-	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
backed Securities	Value	Loss	Value	Loss	Value	Loss
FNMA mortgage-backed securities	$5,988,354	$(17,721)	$—	$—	$5,988,354	$(17,721)

	Less than 12 Months		More than 12 Months		Total
2008		Gross		Gross		Gross
Description of Mortgage-	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
backed Securities	Value	Loss	Value	Loss	Value	Loss

FHLMC mortgage-backed securities	$37,810	$(223)	$—	$—	$37,810	$(223)
FNMA mortgage-backed securities	$29,334,236	$(950,413)	$19,624,061	$(949,676)	$48,958,297	$(1,900,089)

	$29,399,856	$(950,636)	$19,624,061	$(949,676)	$48,996,330	$(1,900,312)

At June 30, 2009, no mortgage-backed security was in a continuous unrecognized loss for more than one year. The Bank’s holdings include one FNMA mortgage-backed security with a carrying amount of $6,006,075 with a gross unrealized loss of $17,721 at June 30, 2009. Management considered whether this unrealized loss represented other-than-temporary impairment of this security. Management determined that the security was backed by performing assets and that timely repayment of principal and interest is guaranteed by FNMA. The decline in fair value is largely driven by increases in market interest rates from the time of purchase of the security. As such, management concluded that the unrecognized loss did not represent other-than-temporary impairment of the security as of June 30, 2009. There were no securities in a continuous unrealized loss position for more than one year at June 30, 2009.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 4 — LOANS RECEIVABLE
Loans receivable at June 30, 2009 and 2008, consist of the following:

	2009	2008
Real estate mortgages:
One-to-four family residential	$158,955,714	$168,532,008
Home equity line of credit	88,406,791	87,876,182
Multi-family residential	58,568,073	52,420,774
Commercial	192,114,887	174,403,925
Commercial equity line of credit	46,286,802	36,913,491
Land	60,922,130	73,544,594
Construction — residential	39,237,333	55,442,114
Construction — multi family	5,211,399	—
Construction — commercial	20,381,398	44,106,070

Total real estate mortgages	670,084,527	693,239,158
Non real estate loans	32,155,056	33,592,529

Total loans receivable	702,239,583	726,831,687
Net deferred loan origination fees	(2,296,349)	(2,685,309)
Allowance for loan losses	(31,483,205)	(9,653,972)

Loans receivable, net	$668,460,029	$714,492,406

A summary of the changes in the allowance for loan losses for the years ended June 30, 2009, 2008 and 2007, is as follows:

	2009	2008	2007

Beginning balance	$9,653,972	$4,580,549	$4,674,681
Provision for loan losses	31,272,600	6,058,400	1,102,500
Charge-offs	(9,446,027)	(985,756)	(1,196,632)
Recoveries	2,660	779	—

Ending balance	$31,483,205	$9,653,972	$4,580,549

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 4 — LOANS RECEIVABLE (Continued)
The following is a summary of the principal balances of nonperforming loans at June 30:

	2009	2008
Loans on non-accrual status:
Real estate mortgages:
One-to-four family residential	$15,550,940	$6,452,812
Commercial	13,139,715	3,001,192
Multi-family residential	3,679,083	152,187
Construction and land	36,449,000	12,349,846
Non real estate loans	943,561	533,113

Total loans on non-accrual status	69,762,299	22,489,150

Loans past due 90 days, still on accrual status:
Real estate mortgages:
One-to-four family residential	—	1,233,058
Commercial	—	1,200,894
Construction and land	728,666	542,699

Total non-accrual and past due loans	$70,490,965	$25,465,801

At June 30, 2009 and 2008, the recorded investment in loans, which have individually been identified as being impaired, totaled $58,583,559 and $24,298,587, respectively. Included in the impaired amount at June 30, 2009 and 2008, is $40,535,752 and $13,956,806, respectively, related to loans with a corresponding valuation allowance of $12,684,241 and $2,792,048, respectively. At June 30, 2009 and 2008, $18,047,807 and $5,259,155 of impaired loans had no allowance for loan losses allocated.
Average impaired loans for the years ended June 30, 2009, 2008 and 2007 amounted to $36,614,084, $14,534,727, and $8,477,996, respectively. Interest recognized on impaired loans while considered impaired in 2009, 2008 and 2007 was not material.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 5 — MORTGAGE BANKING ACTIVITIES
Loans held for sale at year end are as follows:

	2009	2008
Loans held for sale	$27,078,472	$7,872,155
Allowance to adjust to lower of cost or market	—	(41,161)

Loans held for sale, net	$27,078,472	$7,830,994

The Company adopted the fair value option for accounting for its loans held-for-sale effective July 1, 2008. Loans held for sale were carried at fair value as of June 30, 2008 because fair value was less than the Company’s cost basis in the loans. As such, there was no impact on the financial statements at the time of this election. The fair value of loans held-for-sale exceeds the unpaid principal balance of these loans by $217,023 as of June 30, 2009. The gain on loans held-for-sale as of June 30, 2009 are reported in the mortgage banking activities line of the consolidated statement of operations. Interest on loans held-for-sale is reported in interest income.
Mortgage banking activities, net, including gains and losses on sales of loans, for each of the years in the three-year period ended June 30, 2009, consist of the following:

	2009	2008	2007

Mortgage loan servicing fees	$2,094,155	$1,992,311	$1,970,702
Amortization of mortgage servicing rights	(2,310,178)	(1,525,348)	(1,313,137)
Market adjustment for loans held for sale	258,184	9,239	105,600
Change in fair value of mortgage banking derivatives	1,122,249	205,226	131,300
Realized gains on sale of loans	6,707,744	779,821	376,533

	$7,872,154	$1,461,249	$1,270,998

At June 30, 2009 and 2008, the Company was servicing whole and participation mortgage loans for others aggregating $993,802,529 and $826,817,792, respectively. These loans are not reported as assets. The Company had $15,225,997 and $10,621,361, at June 30, 2009 and 2008, respectively, of funds collected on mortgage loans serviced for others which are included in accrued expenses and other liabilities.
Originated mortgage servicing rights capitalized and amortized during the years ended June 30, 2009, 2008, and 2007 were as follows:

	2009	2008	2007

Beginning balance	$4,398,783	$4,426,296	$4,806,836
Originated	4,009,256	1,497,835	932,597
Amortized	(2,310,178)	(1,525,348)	(1,313,137)

Ending balance	$6,097,861	$4,398,783	$4,426,296

The fair value of capitalized mortgage servicing rights was $9,341,744 and $9,177,677 at June 30, 2009 and 2008. Fair value was determined using discount rates ranging from 8% to 10% and prepayment speeds ranging from 7.2% to 42.0%, depending on the stratification of the specific rights. The fair value of the preponderance of the servicing rights was determined using prepayment speeds ranging from 13.0% to 16.4%. At June 30, 2009 and 2008, no tranche of the Company’s mortgage servicing assets were considered to be impaired.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 6 — OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment at cost, less accumulated depreciation and amortization at June 30, 2009 and 2008 are summarized as follows:

	2009	2008

Land and land improvements	$1,034,892	$1,034,892
Building and building improvements	5,553,076	5,553,076
Leasehold improvements	6,285,354	5,949,232
Furniture and equipment	12,718,237	12,532,524

	25,591,559	25,069,724
Less accumulated depreciation and amortization	(16,967,063)	(15,837,013)

	$8,624,496	$9,232,711

NOTE 7 — DEPOSITS
Scheduled maturities of time deposits were as follows:

	2009		2008
	Amount	%	Amount	%
12 months or less	$496,359,022	92.5%	$443,844,021	89.3%
13 to 24 months	17,970,921	3.3	30,125,497	6.1
25 to 36 months	13,197,173	2.5	9,058,070	1.8
37 to 48 months	9,207,037	1.7	14,050,761	2.8

	$536,734,153	100.0%	$497,078,349	100.0%

Weighted average rate on certificates of deposit		3.03%		4.18%

Time deposits in amounts of $100,000 or more totaled approximately $214,892,876 and $187,526,922 at June 30, 2009 and 2008, respectively.
Deposits of related parties totaled $3,429,509 and $1,643,499 at June 30, 2009 and June 30, 2008.
In 2009 and 2008, the Company obtained deposits totaling $78,991,000 and $34,000,000, respectively, from brokers. These certificates of deposit bear a weighted average cost of 1.28% and 4.22%, respectively, and have maturities of 12 months or less.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 8 — ADVANCES FROM THE FEDERAL HOME LOAN BANK OF CINCINNATI
Short-Term Advances: The Bank maintains two lines of credit totaling $230,000,000 with the FHLB. The $200,000,000 repurchase line matures on February 12, 2010. No borrowings were outstanding on the repurchase line of credit as of June 30, 2009 and June 30, 2008. The Bank has chosen to take daily advances from this line, with the interest rate set daily. The $30,000,000 cash management line matures on October 2, 2009. No borrowings were outstanding on the cash management line as of June 30, 2009. Borrowings of $9,000,000 were outstanding on the cash management line as of June 30, 2008. The interest rate on this line as of June 30, 2008 was 2.38%.
In order to secure these advances, the Bank has pledged mortgage loans with unpaid principal balances aggregating approximately $139,288,000 and $141,881,000 at June 30, 2009 and 2008, respectively, respectively, plus FHLB stock.
Long-Term Advances: Long-term advances from the Federal Home Loan Bank of Cincinnati (“FHLB”), with maturities and interest rates thereon at June 30, 2009 and 2008, were as follows:

Maturity	Interest rate	2009	2008

January 2015	2.82%	15,000,000	15,000,000
January 2015	3.04%	15,000,000	15,000,000
April 2018	3.17%	5,000,000	5,000,000

		$35,000,000	$35,000,000

Weighted average interest rate		2.96%	2.96%

The advances outstanding at June 30, 2009 and 2008 are putable fixed-rate advances. They can be terminated at the option of the FHLB after a stated lockout period. If the option is exercised, the Bank could repay this advance without a prepayment penalty.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 9 — SUBORDINATED DEBENTURES, NOTES PAYABLE AND OTHER BORROWINGS
Note Payable: On November 24, 2008, one of the Company’s subsidiaries obtained a $1.4 million dollar loan from another financial institution with a principal balance of $1,366,111 as of June 30, 2009. The loan was a refinance of a line of credit loan and is collateralized by the Company’s Solon headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate plus 50 basis points. The loan pays interest only for six months and then converts to an amortizing loan for a term of 15 years. At June 30, 2009, the interest rate was 3.75%.
Subordinated Debt: In June 2004, the Company formed a special purpose entity, PVF Capital Trust I (“Trust”), for the sole purpose of issuing $10,000,000 of variable-rate trust preferred securities. The Company issued Subordinated Deferrable Interest Debentures (“subordinated debentures”) to the Trust in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred security carries a variable interest rate that adjusts to the three month LIBOR rate plus 260 basis points. At June 30, 2009 and 2008 the interest rate was 3.70% and 5.52%.
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
The Company has elected to defer the payment of interest on each of the two trust preferred securities issuances. Pursuant to the terms of the Debentures, interest on the Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no evidence of default. While the Company will defer the payment of interest on the Debentures, it will continue to accrue expense for the interest owed on the Debentures at a compounded rate. Under the terms of the Debentures, if the Company has elected to defer the payment of interest on the Debentures, the Company generally may not declare or pay any dividends or distributions on , or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock. Accordingly, the Company has discontinued the payment of cash dividends on its common stock.
Subsequent to the balance sheet date, the Company negotiated a settlement of the subordinated debentures used to PVF Capital Trust I. See Note 21 further discussion of this matter.
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
Years ended June 30, 2009, 2008 and 2007
NOTE 10 — FEDERAL INCOME TAXES
The provision for federal income taxes differs from the amounts computed by applying the U.S. federal income tax statutory rate to income before federal income taxes. These differences are reconciled as follows:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%

Computed expected tax	$(10,555,998)	35.0	$(768,433)	35.0%	$2,084,109	35.0%
Increase (decrease) in tax resulting from:
Effect of graduated rates	301,600	(1.0)	21,955	(1.0)	(59,546)	(1.0)
Affordable housing tax credit	—	—	(81,758)	3.7	(111,645)	(1.9)
Bank-owned life insurance	39,109	(0.1)	(271,599)	12.4	(296,083)	(5.0)
Stock compensation	54,195	(0.2)	38,341	(1.7)	57,076	1.0
Other, net	116,731	(0.4)	(33,371)	1.5	46,361	0.8

	$(10,044,363)	33.3%	$(1,094,865)	49.9%	$1,720,272	28.9%

The net tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2009 and 2008 are:

	2009	2008
Deferred tax assets:
Loan loss reserves	$6,196,110	$2,283,673
Deferred compensation	819,006	1,279,844
Deferred loan fees, net	104,298	131,806
Unrealized gains on loans and securities held for sale	183,911	—
Net operating loss carryforward	4,513,427	—
Other	293,252	167,251

Total gross deferred tax assets	12,110,004	3,862,574

Deferred tax liabilities:

FHLB stock dividend	(2,041,343)	(1,983,373)
Originated mortgage servicing asset	(2,073,273)	(1,495,586)
Fixed assets	(491,823)	(607,216)
Prepaid franchise tax	(182,044)	(189,663)
Unrealized losses on loans held for sale	—	(26,426)
Other	(686,654)	(109,482)

Total gross deferred tax liabilities	(5,475,137)	(4,411,746)

Net deferred tax asset (liability)	$6,634,867	$(549,172)

The net operating loss carryforward period expires in 2029. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. In management’s opinion, it is more likely than not that the tax benefits will be realized; consequently, no valuation allowance has been established as of June 30, 2009 or 2008.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 10 — FEDERAL INCOME TAXES (Continued)
On September 3, 2009, the Company completed the redemption and retirement of trust preferred securities with an aggregate liquidation amount of $10 million in exchange for $500,000 in cash, the issuance of 205,297 shares of common stock and warrants to acquire additional shares of common stock, resulting in income to the Company of $5.4 million. In addition, the Company is considering various strategies that, if successful, would increase capital and enhance profitability, thereby increasing the likelihood that it could utilize tax benefits, although there is no assurance that any such strategies will be successfully implemented.
Retained earnings at June 30, 2009 and 2008 include approximately $4,516,000 for which no provision for federal income tax has been made. The related unrealized deferred tax liability was approximately $1,535,000 at June 30, 2009 and 2008. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and non-qualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income expense for tax purposes only, which would be subject to the then current corporate income tax rate. Recapture would not occur upon the reorganization, merger, or acquisition of the Bank, nor if the Bank is merged or liquidated tax-free into a bank or undergoes a charter change. If the Bank fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.
NOTE 11 — LEASES
The Company leases certain premises from unrelated and related parties. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at June 30, 2009:

	Leases With	Leases With
	Unrelated	Related	Total
Year ending June 30,	Parties	Parties	Leases

2010	$747,826	$231,753	$979,579
2011	554,941	187,057	741,998
2012	509,116	164,709	673,825
2013	362,895	114,428	477,323
2014	284,198	89,288	373,486
Thereafter	1,303,641	—	1,303,641

Total minimum lease payments	$3,762,617	$787,235	$4,549,852

During the years ended June 30, 2009, 2008, and 2007, rental expense was $933,313, $914,752, and $901,695, respectively. Rental expense related to related party leases was $223,217, $222,268, and $213,973, for the years ended June 30, 20009, 2008, and 2007, respectively. See Note 14 for further discussion of these leases.
NOTE 12 — LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 12 — LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (Continued)
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
At June 30, 2009 and 2008, the Bank had the following commitments to originate loans intended to be held in the portfolio:

	2009	2008

Commitments to fund variable-rate mortgage loans	$8,732,460	$6,412,000
Commitments to fund equity lines of credit	82,584,000	91,781,000
Undisbursed portion of loan proceeds	11,111,000	46,367,000
Standby letters of credit	1,283,000	2,486,000
At June 30, 2009 and 2008, the Bank had interest rate-lock commitments on $48,161,785 and $16,755,000 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of June 30, 2009 and 2008 was estimated to be $505,810 and $8,000, respectively. To mitigate the interest rate risk represented by these interest rate-lock commitments the Bank entered into contracts to sell mortgage loans of $42,620,000 and $10,218,000 as of June 30, 2009 and 2008. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at June 30, 2009 and 2008 was estimated to be $698,965 and $75,000, respectively.
NOTE 13 — REGULATORY MATTERS AND MANAGEMENT’S PLANS
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

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 13 — REGULATORY MATTERS AND MANAGEMENT’S PLANS (Continued)
OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 2009, the adjusted total minimum regulatory capital regulations require institutions to have tangible capital to adjusted total assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum rate of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk weighted assets of 8.0%. At June 30, 2009 and 2008, the Bank exceeded all of the aforementioned regulatory capital requirements. Subsequent to June 30, 2009, the Bank was directed by its regulator, the OTS, to raise its Tier 1 core capital and total risk-based capital ratios to 8.0% and 12.0%, respectively, by December 31, 2009. The Company has established a Capital Raising Committee to put plans in place to raise the necessary capital. To meet these capital requirements and for other purposes, we expect to seek to raise capital through one or more offerings of our common stock, preferred stock or other equity securities convertible into common stock, or rights to acquire such securities or our common stock during the quarter ending December 31, 2009, although there can be no assurance that we will be successful. This statement does not constitute an offer of any securities for sale.
Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At June 30, 2009, the Bank was not allowed to make any capital distributions without regulatory approval.
The Company and the Bank have each received letters from the Office of Thrift Supervision (“OTS”) dated June 26, 2009, indicating that as a result of the OTS’s assessment of the Company’s and the Bank’s financial condition, the Company and the Bank are subject to specified operating restrictions. These operating restrictions provide that: (1) the Bank must limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (2) the Bank and the Company must obtain OTS approval prior to appointing any new director or senior executive officer; (3) the Bank and the Company must obtain regulatory approval prior to making certain severance and indemnification payments; (4) the Bank and the Company must receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and senior executive officers; (5) the Bank must obtain OTS approval of all third-party contracts that are significant to the operation or financial condition of the Bank or that are outside the normal course of business; (6) the Bank must provide the OTS with advance notice of all proposed transaction with affiliates; and (7) the Bank may not pay dividends or make any other capital distribution, including the repurchase or redemption of capital stock, without the prior approval of the OTS. Additionally, the Bank may not increase the balance of its use of brokered deposits.
At June 30, 2009 and 2008, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total Capital to risk weighted assets	$68,474	10.03%	$54,610	8.00%	$68,262	10.00%
Tier 1 (Core) Capital to risk weighted assets	59,861	8.77%	27,305	4.00%	40,957	6.00%
Tier 1 (Core) Capital to adjusted total assets	59,861	6.54%	36,623	4.00%	45,778	5.00%
Tangible Capital to adjusted total assets	59,861	6.54%	13,734	1.50%	N/A	N/A

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 13 — REGULATORY MATTERS AND MANAGEMENT’S PLANS (Continued)

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total Capital to risk weighted assets	$90,286	12.99%	$55,584	8.00%	$69,480	10.00%
Tier 1 (Core) Capital to risk weighted assets	83,972	12.09%	27,792	4.00%	41,688	6.00%
Tier 1 (Core) Capital to adjusted total assets	83,972	9.69%	34,704	4.00%	43,380	5.00%
Tangible Capital to adjusted total assets	83,972	9.69%	13,014	1.50%	N/A	N/A
NOTE 14 — RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates in 2009 were as follows:

Beginning balance	$5,228,788
Changes in related party loans due to changes in the composition of the Board of Directors	$3,633,087
New Loans	3,525,000
Repayments	(3,321,912)

Ending balance	$9,064,963

Mr. Raymond J. Negrelli, a director of the Company, is a 50% owner of Bay Properties Co., an Ohio general partnership. Bay Properties Co. is a 50% owner and general partner of Park View Plaza, Ltd. (“PVP”), an Ohio limited partnership formed to develop and operate a 10,000 square foot retail plaza located in Cleveland, Ohio. PVF Service Corporation, a wholly owned subsidiary of the Company, is a 25% owner and limited partner of PVP. The Bank maintains a branch office in the retail plaza owned and operated by PVP, and during the year ended June 30, 2009, the Bank paid a total of $68,200 in rent and operating cost reimbursements to PVP. For the fiscal year ending June 30, 2010, the Company estimates that it will pay a total of $68,200 in rent and operating cost reimbursements to PVP. Bay Properties Co. is also a 50% owner of Park View Center, LLC (“PVC”), an Ohio limited liability company formed to develop and operate an 8,200 square foot office building located in Mayfield Heights, Ohio. The Bank is a tenant of the office building and leases a 3,000 square foot unit with an automated teller machine in the office building owned and operated by PVC. During the year ended June 30, 2009, the Bank paid a total of $80,400 in rent and operating cost reimbursement to PVC. For the fiscal year ending June 30, 2010, the Company estimates that it will pay a total of $80,400 in rent and operating cost reimbursements to PVC. Bay Properties Co. is also a 50% owner of Avon Limited, LLC, an Ohio limited liability company formed to develop and operate a 3,375 square foot office building located in Avon, Ohio. The Bank is a tenant of the office building and leases the office building owned and operated by Avon Limited, LLC. During the year ended June 30, 2009, the Bank paid a total of $74,700 in rent and operating cost reimbursement to Avon Limited, LLC. For the fiscal year ending June 30, 2010, the Company estimates that it will pay a total of $74,700 in rent and operating cost reimbursements to Avon Limited, LLC.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 14 — RELATED PARTY TRANSACTIONS (Continued)
The business relationships between the Company and its directors or the directors’ affiliated companies that were considered by the Board of Directors were: Mr. Jaros’ position as a partner in the law firm of Moriarty & Jaros, P.L.L., which provides legal services to the Company and the Bank; Mr. Calabrese’s position as the managing partner of Calabrese, Racek and Markos, Inc., a firm that performs appraisals on properties securing loans made by the Bank; and Mr. Fedeli’s position as President and Chief Executive Officer of the Fedeli Group, which acts as the Bank’s agent in connection with its purchase of insurance. All fees paid to Calabrese, Racek and Markos, Inc. are paid by the customers of the Bank.
NOTE 15 — STOCK OPTIONS
The Company offered stock options to the directors and officers of the Bank under various option plans.
All of the options authorized under the 1992 plan have been granted and exercised. The options granted under the 1996 plan are exercisable over a ten-year period, with vesting ranging from zero to five years as stated in the individual option agreements. Incentive stock options granted under the 2000 plan are exercisable over a ten-year period, with vesting ranging from four to nine years as stated in the individual option agreements. Incentive stock options granted under the 2008 plan are exercisable over a ten-year period, with vesting ranging from zero to nine years as stated in the individual option agreements.
Nonqualified stock options are granted to directors and typically vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.
Options outstanding at June 30, 2009 were as follows:

	Outstanding		Exercisable
		Weighted Average		Weighted
Range of		Remaining		Average
Exercise		Contractual		Exercise
Price	Number	Life	Number	Price
$2.03 – $4.42	96,200	8.78	57,900	$ 4.05
$5.49 – $6.10	61,837	1.10	61,837	5.68
$6.75 – $7.76	116,925	1.22	116,925	$ 7.35
$8.32 – $13.64	307,830	5.27	232,770	$ 10.93

Total	582,792	4.59	469,432	$ 8.50
There were 669,467 shares available for future issuance under existing stock option plans.
A summary of the activity in the plan is as follows:

	2009
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding beginning of year	533,426	$ 9.32
Forfeited	(23,951)	10.45
Expired	(23,383)	5.77
Granted	96,700	4.02

Outstanding end of year	582,792	$ 8.54

Exercisable end of year	469,432	$ 8.50

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 15 — STOCK OPTIONS (Continued)
The weighted average remaining contractual life of options outstanding was 4.6 years.
For the years ended June 30, 2009, 2008, and 2007, compensation expense of $222,123, $112,768, and $218,691 was recognized in the income statement related to the vesting of awards. An income tax benefit of $17,787 was recognized related to this expense in 2007.
As of June 30, 2009, there was $219,685 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 3.3 years. All outstanding and unvested options are expected to vest.
The aggregate intrinsic value of all options outstanding at June 30, 2009 was $75. The aggregate intrinsic value of all options that were exercisable at June 30, 2009 was $75. The intrinsic value of options exercised in 2008 and 2007 was $388,042, and $156,042. There were no options exercised in 2009.
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
The following weighted-average assumptions were used for grants in each of the respective years.

	2009	2008	2007
Risk-free interest rate	3.78%	N/A	4.56%
Dividend yield	0.00%	N/A	2.74%
Expected volatility	28.61%	N/A	24.95%
Expected life in years	9.42	N/A	9.14
The weighted average fair value of options granted in 2009 was $1.81 and in 2007 was $2.83.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 16 — EARNINGS (LOSS) PER SHARE
The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for the years ended June 30:

	2009
			Per-Share
	Net Income	Shares	Amount
Basic earnings (loss) per share:
Income available to common shareholders	$(20,115,629)	7,773,823	$(2.59)
Dilutive effect of assumed exercises of stock options	—	—	—

Diluted earnings (loss) per share:
Income available to common shareholders	$(20,115,629)	7,773,823	$(2.59)

	2008
			Per-Share
	Net Income	Shares	Amount
Basic earnings (loss) per share:
Income available to common shareholders	$(1,100,657)	7,765,780	$(0.14)
Dilutive effect of assumed exercises of stock options	—	—	—

Diluted earnings (loss) per share:
Income available to common shareholders	$(1,100,657)	7,765,780	$(0.14)

	2007
			Per-Share
	Net Income	Shares	Amount
Basic earnings (loss) per share:
Income available to common shareholders	$4,234,324	7,724,436	$0.55
Dilutive effect of assumed exercises of stock options	—	98,571	(0.01)

Diluted earnings (loss) per share:
Income available to common shareholders	$4,234,324	7,823,007	$0.54

There were 469,432, 533,426, and 51,590 options not considered in the diluted earnings (loss) per share calculation for the years ended June 30, 2009, 2008 and 2007, respectively because they were not dilutive.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 17 — FAIR VALUE
The carrying amount and estimated fair values of financial instruments at year end were as follows:

	June 30, 2009		June 30, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
	(in thousands)
Assets:
Cash and amounts due from depository institutions	$8,465	$8,465	$7,456	$7,456
Interest-bearing deposits	1,940	1,940	701	701
Federal funds sold	10,809	10,809	9,648	9,648
Securities held to maturity	50,000	50,000	7,580	7,604
Equity securities	103	103	1,890	1,890
Mortgage-backed securities held to maturity	—	—	55,151	53,259
Mortgage-backed securities available for sale	64,178	64,178	—	—
Loans receivable, net	668,460	682,697	714,492	716,047
Loans receivable held for sale, net	26,861	26,861	7,831	7,831
Federal Home Loan Bank stock	12,811	NA	12,641	NA
Accrued interest receivable	3,475	3,475	4,345	4,345
Mandatory forward sales contracts	699	699	75	75
Commitments to make loans intended to be sold	506	506	8	8

Liabilities:
Demand deposits and passbook savings	(188,198)	(188,198)	(162,307)	(162,307)
Time deposits	(536,734)	(547,620)	(497,078)	(503,694)
Line of credit	(1,366)	(1,366)	(950)	(950)
Advances from the Federal Home Loan Bank of Cincinnati	(35,000)	(36,517)	(44,000)	(43,998)
Repurchase agreement	(50,000)	(53,900)	(50,000)	(51,455)
Subordinated debentures	(20,000)	(3,800)	(20,000)	(20,000)
Accrued interest payable	1,379	1,379	(444)	(444)
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
Cash and amounts due from depository institutions, interest bearing deposits, and federal funds sold. The carrying amount is a reasonable estimate of fair value because of the short maturity of these instruments.
The fair values of trading securities and equity securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. The fair values of securities held to maturity and mortgage-backed securities available-for-sale are determined through use of matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 17 — FAIR VALUE (Continued)
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
Notes payable and subordinated debentures. The carrying value of the Company’s variable-rate note payable is a reasonable estimate of fair value based on the current incremental borrowing rate for similar types of borrowing arrangements adjusted for the Company’s credit risk profile.
Accrued interest receivable and accrued interest payable. The carrying amount is a reasonable estimate of the fair value.
Commitments to make loans intended for sale. These commitments are valued according to changes in secondary market pricing for similar loans with similar delivery dates from the date of interest rate lock until the balance sheet date.
Off-balance-sheet instruments. The fair value of commitments is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of undisbursed lines of credit is based on fees currently charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The carrying amount and fair value of off-balance-sheet instruments is not significant as of June 30, 2009 and 2008.
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

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 17 — FAIR VALUE (Continued)
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
Assets and liabilities measured at fair value on a recurring basis at June 30, 2009 are summarized below:

		Quoted Prices
		in Active
		Markets for		Significant
		Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale	$102,800	$102,800	—	—
Loans held-for-sale	$27,078,472	—	$27,078,472
Mortgage-backed securities available-for-sale	$64,177,633	—	$64,177,633	—
Mandatory forward sales contracts	$99,000		$699,000
Interest rate-lock commitments	$506,000	—	$506,000	—

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 17 — FAIR VALUE (Continued)
Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2009 are summarized below:

Quoted Prices
in Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$27,851,511	—	—	$27,851,511
Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a carrying amount of $58.6 million. Of these, $40.5 million were carried at fair value as a result of a specific valuation allowance of $12.7 million. The fair value of collateral is usually estimated by third-party or internal appraisals of the collateral. The provision for loan losses related to changes in the fair value of impaired loans increased by $21.1 million during the year ended June 30, 2009.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 18 — PARENT COMPANY
The following are condensed statements of financial condition as of June 30, 2008 and 2007 and related condensed statements of operations and cash flows for the years ended June 30, 2008, 2007 and 2006 for PVF Capital Corp.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2009	2008

Cash and amounts due from depository institutions	$24,948	$10,944
Prepaid expenses and other assets	3,447,277	2,690,787
Investment in Bank subsidiary	64,929,087	83,971,772
Investment in non-Bank subsidiaries	4,016,376	3,293,222

Total assets	$72,417,688	$89,966,725

Accrued expenses and other liabilities	$2,912,491	$891,391
Subordinated debentures	20,000,000	20,000,000
Stockholders’ equity	49,505,197	69,075,334

Total liabilities and stockholders’ equity	$72,417,688	$89,966,725

CONDENSED STATEMENTS OF OPERATIONS

	2009	2008	2007
Income:
Mortgage banking activities	$13,521	$9,521	$24,572
Dividends from Bank subsidiary	—	4,000,000	—
Interest Income	10	26	38

	13,531	4,009,547	24,610

Expenses:
Interest expense	1,259,025	1,463,602	1,549,920
General and administrative	502,133	718,800	374,487

	1,761,158	2,182,402	1,924,407

Income (loss) before federal income taxes and equity in undistributed net income of subsidiaries	(1,747,627)	1,827,145	(1,899,797)
Federal income tax benefit	594,193	738,771	645,931

Income (loss) before equity in undistributed net income of subsidiaries	(1,153,434)	2,565,916	(1,253,866)
Equity in undistributed net income (loss) of subsidiaries	(18,962,195)	(3,666,573)	5,488,190

Net income (loss)	$(20,115,629)	$(1,100,657)	$4,234,324

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 18 — PARENT COMPANY (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	2009	2008	2007
Operating activities:
Net income (loss)	$(20,115,629)	$(1,100,657)	$4,234,324
Equity in undistributed net loss (income) of subsidiaries	18,962,195	3,666,573	(5,488,190)
Other, net	214,611	(818,722)	(450,283)

Net cash from (used in) operating activities	(938,823)	1,747,194	(1,704,149)

Investing activities:
Advance (to) from subsidiary	1,050,000	232,000	(52,500)
Investment in subsidiary	—	—	(6,000,000)

Net decrease in cash from investing activities	1,050,000	232,000	(6,052,500)

Financing activities:
Repayment on note payable	—	—	—
Proceeds from subordinated debentures	—	—	10,000,000
Proceeds and income tax benefit from exercise of stock options	—	396,181	311,536
Stock purchased and retired	—	(96,426)	(293,541)
Dividends paid	(97,173)	(2,298,373)	(2,286,382)
Purchase of treasury stock	—	—	—

Net cash from (used in) financing activities	(97,173)	(1,998,618)	7,731,613

Net increase (decrease) in cash and Cash equivalents	14,004	(19,424)	(25,036)
Cash and cash equivalents at beginning of year	10,944	30,368	55,404

Cash and cash equivalents at end of year	$24,948	$10,944	$30,368

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 19 — EMPLOYEE BENEFIT PLANS
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
The total of the Company’s matching and profit sharing contribution cost related to the plan for the years ended June 30, 2009, 2008, and 2007 was $106,399, $111,459, and $100,041, respectively.
Supplemental Executive Retirement Plan: During fiscal year 2000, the Company established a Supplemental Executive Retirement Plan (“SERP”) to provide additional retirement benefits to participating executive officers. The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under the Company’s tax-qualified benefit plans pursuant to limitations under the Internal Revenue Code. The SERP is subject to certain vesting provisions, and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement. For the years ended June 30, 2009, 2008, and 2007, the Company recognized expense under the SERP of $437,626, $584,634, and $558,783, respectively. The accrued SERP liability at June 30, 2009 and 2008 included in accrued expenses and other liabilities totaled $2,232,761 and $3,650,892. Effective August 1, 2009 the Company stopped the accrual of benefits under the SERP. Benefits accrued to date will be paid pursuant to agreements reached between the Company and participating executives.
The Company entered into a Letter Agreement with Mr. Male (the “Agreement”), dated July 27, 2009, certain terms of which are subject to OTS approval. The agreement entitles Mr. Male to receive an early retirement benefit under the Bank’s Supplemental Executive Retirement Plan in the amount of $1,471,731, which will be paid in accordance with Section 409A of the Code. Under the Agreement, the Bank will continue to provide health insurance coverage to Mr. Male on the same terms as coverage previously made available to Mr. Male until he becomes eligible for Medicare coverage. The Agreement provides that Mr. Male will be retained as a consultant to the Bank for a 12-month period following OTS approval and during such period may not compete within 25 miles of the Company’s headquarters; Mr. Male will be paid $8,333 per month for his consulting services.

PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009, 2008 and 2007
NOTE 20 — OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) components and related tax effects were as follows:

	2009	2008	2007
Unrealized holding gains (losses) on available for sale securities	$(646,806)	—	—
Reclassification adjustment for losses (gains) Realized in income	1,283,991	—	—

Net unrealized gains (losses)	637,185	—	—
Tax effect	216,643	—	—

Other comprehensive income	$420,542	$—	—

NOTE 21 — SUBSEQUENT EVENTS
On September 1, 2009, PVF Capital Corp. (the “Company”) entered into an Exchange Agreement (the “Exchange Agreement”) with Alesco Preferred Funding IV, Ltd. (the “Alesco CDO”) and Cohen & Company Financial Management, LLC (“Cohen”). The Alesco CDO is the holder of $10.0 million principal amount trust preferred securities issued by PVF Capital Trust I (the “Trust”), and Cohen is the collateral manager for the Alesco CDO. As described in Note 9, in June 2004, the Company formed the Trust as a special purpose entity for the sole purpose of issuing $10.0 million of variable-rate trust preferred securities (the “Capital Securities”). The Company issued subordinated deferrable interest debentures (the “Subordinated Debentures”) to the Trust in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities carry a variable interest rate that adjusts to the three month LIBOR rate plus 260 basis points. The Subordinated Debentures are the sole asset of the Trust.
Under the Exchange Agreement, on September 3, 2009, the Alesco CDO exchanged its $10.0 million of trust preferred securities for consideration paid by the Company. The consideration paid by the Company consisted of (i) a cash payment of $500,000; (ii) a number of shares of Company common stock equal to $500,000 divided by the average daily closing price of the Company’s common stock for the twenty (20) business days prior to September 1, 2009 (the “Initial Shares”); (iii) a warrant (“Warrant A”) to purchase 769,608 shares of Company common stock; and (iv) a warrant (“Warrant B” and together with Warrant A, the “Warrants”) to purchase a number of shares of Company common stock equal to 9.9% of any shares of Company common stock issued, exclusive of any warrant or warrant shares, in exchange for capital securities of PVF Capital Trust II (“Trust II”) in the event the Company in the future issues shares of its common stock in exchange for Trust II capital securities.
The number of shares of Company common stock issuable pursuant to each of Warrant A and Warrant B may not exceed certain limits. Specifically, the number shares issuable upon the exercise of Warrant A or Warrant B may not exceed the maximum number of shares of the Company’s common stock such that the Alesco CDO, upon its exercise of the applicable Warrant, shall own 9.9% of the Company’s common stock then issued and outstanding, except that in the event the Alesco CDO receives comfort from the Office of Thrift Supervision (the “OTS”) that allows it to rebut the presumption that its holdings of the Company’s common stock constitute control of the Company for the purpose of the applicable OTS regulations, this limitation shall have no effect. In addition, the number of shares of Company common stock issuable upon the exercise of Warrant B may not exceed a number of shares equal to 1,546,991 shares minus the sum of the Initial Shares and 769,608 shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A(T). Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its principal executive officer and principal accounting officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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
With the supervision and participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that PVF Capital Corp. maintained effective internal control over financial reporting as of June 30, 2009.
This annual report does not include an attestation report of the Company’s registered public accounting firm, Crowe Horwath LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Edward B. Debevec	/s/ Robert J. King, Jr.

Edward B. Debevec	Robert J. King, Jr.
Treasurer	President and Chief Executive Officer

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
The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”).
Executive Officers
See Part I, Item 1, “Description of Business — Executive Officers of the Company” of this Annual Report on Form 10-K.
Corporate Governance
Information regarding the Company’s Audit Committee and Audit Committee financial expert is incorporated herein by reference to the section captioned “Corporate Governance — Meetings and Committees of the Board of Directors — Audit Committee” in the Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees.
Item 11. Executive Compensation
The information contained under the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) and (b)	The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” of the Proxy Statement.

(c)	Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2009.

(c)
Number of securities
	(a)	(b)	remaining
	Number of securities to be	Weighted-average exercise	available for future issuance
	issued upon exercise of	price of outstanding	under equity compensation
	outstanding options, warrants	options, warrants and	plans (excluding securities
	& rights (1)	rights	reflected in column (a))(1)

Equity compensation plans approved by security holders	582,792	$ 8.54	19,467

Equity compensation plans not approved by security holders	—	—	—

Total	582,792	$ 8.54	19,467

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
The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Indebtedness of Management” and “— Transactions with Related Persons” in the Proxy Statement.
Corporate Governance
The information required by this item is incorporated herein by reference to the section captioned “Corporate Governance –Director Independence” of the Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information required by this item is incorporated herein by reference to the section captioned “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1.	Report of Independent Registered Public Accounting Firm (incorporated by reference to Item 8 of this Annual Report).

		Consolidated Financial Statements (incorporated by reference to Item 8 of this Annual Report).

		(a)	Consolidated Statements of Financial Condition, at June 30, 2009 and 2008

		(b)	Consolidated Statements of Operations for the Years Ended June 30, 2009, 2008 and 2007

(c)	Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2009, 2008 and 2007

(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2009, 2008 and 2007

(e)	Notes to Consolidated Financial Statements.
2.	All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.		Description

3.1	[1]	Articles of Incorporation, as amended and restated

3.2	[2]	Code of Regulations, as amended and restated

3.3		Bylaws, as amended and restated

4.1	[3]	Specimen Common Stock Certificate

4.2		Indenture between PVF Capital Corp. and LaSalle Bank National Association, dated July 6, 2006

4.3		Form of Junior Subordinated Debt Security Due 2036 (Exhibit A to Exhibit 4.2)

10.1		Guarantee Agreement between PVF Capital Corp., PVF Capital Trust II and LaSalle Bank National Association, dated July 6, 2006

10.2	[3]	Park View Federal Savings Bank Conversion Stock Option Plan †

10.3	[3]	PVF Capital Corp. 1996 Incentive Stock Option Plan †

10.4	[4]	PVF Capital Corp. 2000 Incentive Stock Option Plan and Deferred Compensation Plan †

10.5	[5]	PVF Capital Corp. 2008 Equity Incentive Plan †

10.6	[6]	Management Incentive Compensation Plan †

10.7	[7]	Amended and Restated Severance Agreement by and between PVF Capital Corp., Park View Federal Savings Bank and Jeffrey N. Male †

10.8	[7]	Amended and Restated Severance Agreement by and between PVF Capital Corp., Park View Savings Bank and Edward B. Debevec †

10.9		Form of Employment Agreement between PVF Capital Corp., Park View Federal Savings Bank and Robert J. King, Jr. † *

10.10		Letter Agreement between PVF Capital Corp. and John R. Male, dated July 27, 2009 †**

10.11	[8]	Agreement by and between PVF Capital Corp., Park View Federal Savings Bank, Steven A. Calabrese, CCAG Limited Partnership and Steven A. Calabrese Profit Sharing Trust, dated September 30, 2008

10.12	[8]	Agreement by and between PVF Capital Corp., Park View Federal Savings Bank, Richard M. Osborne and Richard M. Osborne Trust, dated September 30, 2008

10.13	[9]	Agreement among PVF Capital Corp., Park View Federal Savings Bank and Marty Adams Consulting LLC, dated February 26, 2009 † ***

14	[10]	Code of Ethics

21		Subsidiaries of the Registrant

23.1		Consent of Crowe Horwath LLP

31.1		Rule 13a-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a) Certification of Chief Financial Officer

32		Section 1350 Certifications

†	Management contract or compensatory plan or arrangement.

*	Not currently effective. Subject to OTS approval.

**	The provision in the Letter Agreement pertaining to Mr. Male’s consulting arrangement with the Company is subject to OTS approval.

***	The agreement was terminated on September 10, 2009 in accordance with its terms.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-24948).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2008 (Commission File No. 0-24948).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003 (Commission File No. 0-24948).

(5)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on October 17, 2008 (Commission File No. 0-24948).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007 (Commission File No. 0-24948).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (Commission File No. 0-24948).

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 6, 2008 (Commission File No. 0-24948).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 4, 2009 (Commission File No. 0-24948).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 26, 2009 (Commission File No. 0-24948).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference.

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

PVF CAPITAL CORP.
September 28, 2009	By:	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. King, Jr.	September 28, 2009
Robert J. King, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Edward B. Debevec	September 28, 2009
Edward B. Debevec
Treasurer
(Principal Financial and Accounting Officer)

/s/ Mark D. Grossi	September 28, 2009
Mark D. Grossi
Chairman of the Board

/s/ John R. Male	September 28, 2009
John R. Male
Director

/s/ C. Keith Swaney	September 28, 2009
C. Keith Swaney
Director

/s/ Robert K. Healey	September 28, 2009
Robert K. Healey
Director

/s/ Stanley T. Jaros	September 28, 2009
Stanley T. Jaros
Director

/s/ Stuart D. Neidus	September 28, 2009
Stuart D. Neidus
Director

/s/ Raymond J. Negrelli	September 28, 2009
Raymond J. Negrelli
Director

/s/ Ronald D. Holman, II	September 28, 2009
Ronald D. Holman, II
Director

/s/ Umberto P. Fedeli	September 28, 2009
Umberto P. Fedeli
Director

/s/ Steven A. Calabrese	September 28, 2009
Steven A. Calabrese
Director

EXHIBIT INDEX

No.	Description

3.3	Bylaws, as amended and restated

4.2	Indenture between PVF Capital Corp. and LaSalle Bank National Association, dated July 6, 2006

10.1	Guarantee Agreement between PVF Capital Corp., PVF Capital Trust II and LaSalle Bank National Association, dated July 6, 2006

10.9	Form of Employment Agreement between PVF Capital Corp., Park View Federal Savings Bank and Robert J. King, Jr. † *

10.10	Letter Agreement between PVF Capital Corp. and John R. Male, dated July 27, 2009 †**

21	Subsidiaries of the Registrant

23.1	Consent of Crowe Horwath LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

†	Management contract or compensatory plan or arrangement.

*	Not currently effective. Subject to OTS approval.

**	The provision in the Letter Agreement pertaining to Mr. Male’s consulting arrangement with the Company is subject to OTS approval.