Form 10-K/A
period 2009-06-30
PVF CAPITAL CORP
filed 2009-10-28
CIK 928592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                         Commission File Number 0-24948
                                                -------

                                PVF CAPITAL CORP.
                                -----------------
             (Exact name of registrant as specified in its charter)

          OHIO                                                34-1659805
---------------------------------                       -----------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

30000 AURORA ROAD, SOLON, OHIO                                  44139
----------------------------------------                -----------------------
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (440) 248-7171
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:


        Title of each class                     Name of each exchange on which registered
----------------------------------------        -----------------------------------------
COMMON STOCK (PAR VALUE $0.01 PER SHARE)                THE NASDAQ STOCK MARKET, LLC

        Securities registered pursuant to Section 12(g) of the Act: NONE
                                                                    ----

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes ___   No  X
                                                         --

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes ___   No  X
                                                                  --

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No ___
                                              --
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes__ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer ___                 Accelerated filer ___
     Non-accelerated filer   ___                 Smaller reporting company   X
                                                                             --
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
                                              --

The registrant's voting stock is listed on the Nasdaq Capital Market under the symbol "PVFC." The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $10,736,773 based on the closing sale price of the registrant's Common Stock as listed on the Nasdaq Capital MarketSM as of December 31, 2008 ($1.75 per share). Solely for purposes of this calculation, directors and executive officers are treated as affiliates.

As of September 18, 2009, the Registrant had 7,979,120 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE


         The Annual Report on Form 10-K of PVF Capital Corp. (the "Company") for the fiscal year ended June 30, 2009 (the "2009 Form 10-K") filed with the Securities and Exchange Commission (the "Commission") on September 28, 2009 is being amended hereby to include the items listed below:


ITEM        DESCRIPTION
--------    --------------------------------------------------------------------
Item 10.    Directors and Executive Officers of the Registrant
Item 11.    Executive Compensation
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters
Item 13.    Certain Relationships and Related Transactions
Item 14.    Principal Accountant Fees and Services
Item 15.    Exhibits and Financial Statement Schedules

      As originally filed, the Company's 2009 Form 10-K incorporated the information required by Items 10, 11, 12, 13 and 14 of Form 10-K by reference to the Company's Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the "Proxy Statement") as permitted by Instruction G.(3). Since the Proxy Statement is not expected to be filed with the Commission within 120 days of the close of the Company's fiscal year ended June 30, 2009 as required by Instruction G.(3), Items 10, 11, 12, 13 and 14 in Part III of the 2009 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following text. In addition, the Company is furnishing updated Exhibits 31.1, 31.2 and 32, which requires that the full text of Item 15 be amended, pursuant to Exchange Act Rule 12b-15. Therefore, Item 15 in Part IV of the 2009 Form 10-K is also hereby amended by deleting the text thereof in its entirety and substituting the following text.

                                TABLE OF CONTENTS


PART III

Item 10.    Directors, Executive Officers and Corporate Governance............1
Item 11.    Executive Compensation............................................5
Item 12.    Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................10
Item 13.    Certain Relationships and Related Transactions, and Director
               Independence...................................................13
Item 14.    Principal Accountant Fees and Services............................15

PART IV

Item 15.    Exhibits and Financial Statement Schedules........................16

SIGNATURES

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

DIRECTORS

         The Company's Board of Directors is composed of 11 members. The Company's First Amended and Restated Articles of Incorporation (the "Articles of Incorporation") provide that directors are elected to serve for terms of three years, with approximately one-third elected to be elected annually.

         Except as described below, there are no arrangements or understandings between the Company and any director pursuant to which such person has been elected a director of the Company. Director Steven A. Calabrese was appointed as a director of the Company pursuant to an agreement with the Company and the Bank dated September 30, 2008. Under this agreement, for a two-year period, Mr. Calabrese agreed to vote for the Company's nominees for director and not to solicit proxies, make stockholder proposals or offer certain transactions to the Company's stockholders.

         The Company and the Bank also entered into a similar agreement dated September 30, 2008 with Richard M. Osborne. Under the Osborne Agreement, Mr. Osborne was appointed as a director of the Company, but resigned from the Board on January 29, 2009. The Osborne Agreement provides that, subject to any limitation imposed by law or by any regulatory authority having jurisdiction over the Company or the Bank, in the event that any time prior to the scheduled expiration of his initial term as a director, Mr. Osborne is unable to serve as a director, whether because of resignation, removal or otherwise, he is entitled to designate a substitute nominee who is reasonably acceptable to the Company's Board of Directors, and the Company will appoint the substitute nominee to the Board of Directors for the remainder of the term, provided the substitute nominee agrees to be bound by certain provisions of the Osborne Agreement. In accordance with the Osborne Agreement, Mr. Osborne requested the appointment of Thomas J. Smith as his designated substitute nominee and accordingly, Mr. Smith was appointed as a director of the Company. The appointment of Mr. Smith as a director is subject to Office of Thrift Supervision ("OTS") approval, and the Company's application to the OTS currently is pending.

         The following table sets forth information regarding the directors of the Company. All such individuals also serve as directors of the Company's wholly owned subsidiary, Park View Federal Savings Bank (the "Bank"). Also set forth is certain other information with respect to each person's age, the year he first became a director of the Company, and the expiration of his term as a director. No director is related to any other director or executive officer by blood, marriage or adoption, except director John R. Male, who is the brother of Jeffrey N. Male, the Vice President and Secretary of the Company, the Executive Vice President of the Bank, and Chief Lending Officer.


                                          AGE               YEAR FIRST ELECTED              CURRENT
                                        AS OF               AS DIRECTOR OF THE               TERM
NAME                              SEPTEMBER 28, 2009              COMPANY                  TO EXPIRE
----                              ------------------              -------                  ---------
Steven A. Calabrese                       48                      2008                       2009

Umberto P. Fedeli                         49                      2008                       2009

Robert J. King, Jr.                       54                      2009                       2009

Mark D. Grossi                            56                      2009                       2010

Ronald D. Holman, II                      49                      2003                       2010

John R. Male                              61                      1994                       2010

Robert K. Healy                           84                      1994                       2011

Stanley T. Jaros                          64                      1997                       2011

Raymond J. Negrelli                       57                      2002                       2011

Stuart D. Neidus                          58                      1996                       2011

C. Keith Swaney                           66                      1994                       2009


PRESENTED BELOW IS CERTAIN INFORMATION CONCERNING THE DIRECTORS OF THE COMPANY. UNLESS OTHERWISE STATED, ALL DIRECTORS HAVE HELD THE POSITIONS INDICATED FOR AT LEAST THE PAST FIVE YEARS.

         STEVEN A. CALABRESE. Mr. Calabrese is the managing partner of Calabrese, Racek and Markos, Inc., which operates a number of commercial real estate companies in Cleveland, Ohio and Tampa, Florida. The firms specialize in evaluation, market research and reporting, management, construction and development services for commercial and industrial real estate. He is a director of Energy West, Incorporated, a public utility company in Great Falls, Montana, which has a class of securities registered under Section 12 of the Exchange Act.

         UMBERTO P. FEDELI. Mr. Fedeli has served since 1988 as President and Chief Executive Officer of The Fedeli Group, privately held insurance brokerage firm in Independence, Ohio. He is a member of the Board of Directors of the Cleveland Clinic Foundation and is currently serving as their Chairman of Government Relations and as a member of their Executive Committee. He is on the Board of Trustees of John Carroll University, is a trustee of the Cleveland Catholic Dioceses Foundation, and Chairman of the Northern Ohio Italian American Foundation, a charitable organization that he helped establish in 1995. Mr. Fedeli is a graduate of John Carroll University.

         ROBERT J. KING, JR. Mr. King has served as the President and Chief Executive Officer of the Company and the Bank since September 10, 2009. Previously, Mr. King most recently served as senior managing director of FSI Group, LLC, a private equity operation focused on investing in the financial sector from 2006 through 2009. Prior to that, Mr. King held numerous positions with Fifth Third Bank, which he joined in 1975. During his tenure with the Cincinnati-based company, he served as vice president of Institutional Asset Administration, director of marketing, commercial lending officer, customer service manager and marketing research specialist. In 1989, he joined Fifth Third Bank (Northeastern Ohio) as an executive vice president and was promoted to president and chief executive officer the following year. In 1997, Fifth Third Bank's board of directors appointed Mr. King chairman of the board of Fifth Third Bank (Northeastern Ohio), a position he held until his retirement from Fifth Third Bank in 2004. Mr. King was also an executive vice president of Fifth Third Bancorp and regional president of its affiliates in Toledo, Dayton, Columbus and southern Ohio. Mr. King is a director of The Andersons, Inc. and Shiloh Industries, Inc., companies with a class of securities registered under
Section 12(b) of the Securities Exchange Act of 1934, as amended.

         MARK D. GROSSI. Mr. Grossi was named Chairman of the Board of the Company and the Bank in January 2009. Since 2004, Mr. Grossi has been providing consulting services to financial services companies. From 1992 to 2004, Mr. Grossi served as Executive Vice President, Chief Retail Banking Officer and member of the Board of Directors of Charter One Bank, N.A. Prior to joining Charter One, Mr. Grossi was President and Chief Executive Officer and member of the Board of Directors of First American Savings Bank from 1987 to 1992. Mr. Grossi serves as a Trustee for Walsh University, the Greater Cleveland Boy Scouts of America and Lake Ridge Academy. Mr. Grossi earned his Bachelor of Science in Business at Miami University and holds an MBA from Cleveland State University.

         RONALD D. HOLMAN, II. Mr. Holman is a partner in the law firm of Cavitch, Familo, Durkin & Co., LPA in Cleveland, Ohio. In addition, from 1989 to 2000 he served as a legal analyst on various news shows for WEWS TV in Cleveland, Ohio. Mr. Holman serves on the Boards of Directors for the following nonprofit institutions: Shaker Heights Alumni Association and North Coast Community Homes. He has also served as Chair of the Center for Families and Children, and Treasurer of the Dartmouth Club of Northeastern Ohio. In addition, he has served on the transition subcommittees for Mayors Frank Jackson and Jane Campbell. Mr. Holman is a graduate of Dartmouth College and Columbia University School of Law.

         JOHN R. MALE. Mr. Male retired in July 2009. He had been with the Bank since 1971, where he held various positions, including branch manager, mortgage loan officer, manager of construction lending, savings department administrator and chief lending officer. Mr. Male served as President and Chief Executive Officer of the Bank from 1986 to October 2000 and was named President of the Company upon its organization in 1994 and served in this capacity until October 2000. Mr. Male also served as Chairman of the Board of Directors from 2000 to January 2009 and served as Chief Executive Officer of the Company and the Bank from October 2000 to March 2009. Mr. Male serves in various public service and charitable organizations. He currently serves on the Board of Trustees for Heather Hill, a long-term care hospital in Chardon, Ohio. He has an undergraduate degree from Tufts University and an MBA from Case Western Reserve University. Mr. Male is the brother of Jeffrey N. Male, the Vice President and Secretary of the Company and the Executive Vice President and Chief Lending Officer of the Bank.

         ROBERT K. HEALEY. Mr. Healey currently is retired. He had been employed from 1961 to 1987 by Leaseway Transportation Corp. and most recently served as Executive Vice President -- Managed Controlled Transportation. He formerly served on the Boards of Trustees of St. Vincent Charity Hospital, New Direction, Western Reserve Historical Society, the Woodruff Foundation and Glen Oak School.

         STANLEY T. JAROS. Mr. Jaros is a partner in the law firm of Moriarty & Jaros, P.L.L. He has served as a trustee of a number of Cleveland area nonprofit organizations, and was a member of the Cleveland Landmarks Commission. Mr. Jaros is a graduate of Brown University and Case Western Reserve Law School and received an MBA from the University of Pennsylvania.

         RAYMOND J. NEGRELLI. Mr. Negrelli is an investor in and developer of real estate, primarily retail and office properties, in northeast Ohio. He is the President of Raymond J. Negrelli, Inc. and a General Partner in Bay Properties Co., both of which are based in Euclid, Ohio. He is a former member of the Community Leadership Council of Hillcrest Hospital, Mayfield Heights, Ohio, served on the Civil Justice Reform Act Advisory Group for the United States District Court, and serves on various local public service and charitable organizations.

         STUART D. NEIDUS. Mr. Neidus currently holds the position of Chairman and Chief Executive Officer of Anthony & Sylvan Pools Corporation, a company that operates in the leisure industry and is one of the nation's largest in-ground residential concrete swimming pool installers. Prior to this position, he served as Executive Vice President and Chief Financial Officer of Essef Corporation from September 1996 until Anthony & Sylvan's split-off from Essef in August 1999. At Premier Industrial Corporation he held various positions from 1992 until 1996, most recently as Executive Vice President until the company was acquired by Farnell Electronics plc. Prior to that, Mr. Neidus spent 19 years with the international accounting firm of KPMG LLP, serving as an audit partner from 1984 until 1992. He has served as a board member and on advisory committees of many nonprofit and civic organizations over the years.

         C. KEITH SWANEY. Mr. Swaney retired from his positions as an executive officer of the Company and the Bank in November 2008. Mr. Swaney joined the Bank in 1962 and was named Executive Vice President and Chief Financial Officer in 1986. He was named Vice President and Treasurer of the Company upon its organization in 1994. Mr. Swaney was named President and Chief Operating Officer of the Company and the Bank in October 2000. He is responsible for all internal operations of the Company and the Bank. Over the years, he has participated in various charitable organizations and currently serves on the Hiram House Board of Trustees. Mr. Swaney attended Youngstown State University and California University in Pennsylvania.

DIRECTOR NOMINEE

         MARTY E. ADAMS, age 57, served as Interim Chief Executive Officer of the Company and the Bank from March 2009 until September 9, 2009. Most recently prior to that, Mr. Adams served as president and chief operating officer of Huntington Bancshares, Inc. from July 2007 until December 2007 following Huntington Bancshares' acquisition of Sky Financial Group, Inc. Mr. Adams previously served as the chairman and chief executive officer of Sky Financial Group, Inc. Mr. Adams has served as a director of the Bank since September 2009. He is not currently a director of the Company.

DIRECTOR APPOINTED, SUBJECT TO OTS APPROVAL

         Pursuant to the Osborne Agreement, Mr. Richard M. Osborne requested the appointment of Mr. Thomas J. Smith as a director of the Company. See "-- Directors" above. The Board of Directors has appointed Mr. Smith as a director subject to OTS approval, and the Company's application to the OTS currently is pending.

         Mr. Smith, age 65, was appointed vice president and chief financial officer of Energy West, Incorporated ("Energy West") in November 2007. He has been a director of Energy West since December 2003. He also served as Energy West's interim president from August 2007 to November 2007. From 1998 to 2006, he was the president, chief operating officer and a director of John D. Oil and Gas Company, a publicly held oil and gas exploration company in Mentor, Ohio, of which he remains a director. Since 2003, he has been president, treasurer and secretary of Northeast Ohio Natural Gas Corporation, a natural gas distribution company in Mentor, Ohio, and since 2002 he has been president, treasurer and secretary of Orwell Natural Gas Company, a natural gas distribution company in Mentor, Ohio. He is also a director of Corning Natural Gas Corporation, a public utility company in Corning, New York.

EXECUTIVE OFFICERS

         The following sets forth information with respect to the executive officers of the Company.

                                      AGE AS OF
NAME                              SEPTEMBER 28, 2009             TITLE
----                              ------------------             -----
Robert J. King, Jr.                       54                     President and Chief Executive Officer of the
                                                                 Company and the Bank

Edward B. Debevec                         50                     Treasurer of the Company and the Bank

Jeffrey N. Male                           60                     Vice President and Secretary of the Company and
                                                                 Executive Vice President and Chief Lending Officer
                                                                 of the Bank

         ROBERT J. KING, JR. Mr. King has served as the President and Chief Executive Officer of the Company and the Bank since September 10, 2009. Previously, Mr. King most recently served as senior managing director of FSI Group, LLC, a private equity operation focused on investing in the financial sector from 2006 through 2009. Prior to that, Mr. King held numerous positions with Fifth Third Bank, which he joined in 1975. During his tenure with the Cincinnati-based company, he served as vice president of Institutional Asset Administration, director of marketing, commercial lending officer, customer service manager and marketing research specialist. In 1989, he joined Fifth Third Bank (Northeastern Ohio) as an executive vice president and was promoted to president and chief executive officer the following year. In 1997, Fifth Third Bank's board of directors appointed Mr. King chairman of the board of Fifth Third Bank (Northeastern Ohio), a position he held until his retirement from Fifth Third Bank in 2004. Mr. King was also an executive vice president of Fifth Third Bancorp and regional president of its affiliates in Toledo, Dayton, Columbus and southern Ohio. Mr. King is a director of The Andersons, Inc. and Shiloh Industries, Inc., companies with a class of securities registered under
Section 12(b) of the Securities Exchange Act of 1934, as amended.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's officers, directors and persons who own more than 10% of the outstanding common stock ("Reporting Persons") are required to file reports detailing their ownership and changes of ownership in such common stock (collectively, "Reports"), and to furnish the Company with copies of all such Reports. Based solely on its review of the copies of such Reports or written representations that no such Reports were necessary that the Company received during the past fiscal year or with respect to the last fiscal year, management believes that during the fiscal year ended June 30, 2009, all of the Reporting Persons complied with these reporting requirements, except Director Raymond J. Negrelli who filed a late Form 4 reporting two transactions.

CODE OF ETHICS
         The Company has adopted a Code of Ethics that applies to the Company's directors, officers and employees.

AUDIT COMMITTEE

         The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee met periodically to examine and approve the audit report prepared by the independent registered public accounting firm of the Company and its subsidiaries, to review and appoint the independent registered public accounting firm to be engaged by the Company, to review the internal audit function and internal accounting controls and to review and approve various Company policies. The members of the Audit Committee are Stuart D Neidus (Chairman), Robert K. Healey and Umberto P. Fedeli. The Company's Board of Directors has determined that one member of the Audit Committee, Stuart D. Neidus, qualifies as an "audit committee financial expert" as defined in Section 407(d) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission. Director Neidus is "independent," as independence for audit committee members is defined under applicable NASDAQ listing standards.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

SUMMARY COMPENSATION TABLE

         The following information is furnished for the individuals who served as the principal executive officer of the Company for the 2009 fiscal year and for the two other most highly compensated executive officers of the Company who were serving as executive officers on June 30, 2009 and whose total compensation exceeded $100,000.


              NAME AND                                                OPTION            ALL OTHER
         PRINCIPAL POSITION              YEAR         SALARY        AWARDS (1)      COMPENSATION (2)         TOTAL
         ------------------              ----         ------        ----------      ----------------         -----
Marty E. Adams (3) ..........            2009      $   160,000(4)   $       -       $          -        $    160,000
INTERIM CHIEF  EXECUTIVE  OFFICER OF
THE COMPANY AND THE BANK

John R. Male(5) .............            2009      $   226,020      $   7,504       $     52,030        $    285,554
RETIRED CHIEF  EXECUTIVE  OFFICER OF     2008          226,021          9,038             65,397             300,456
THE COMPANY AND THE BANK

C. Keith Swaney(6)...........            2009      $   107,801      $   4,841       $  1,895,829        $  2,008,471
RETIRED PRESIDENT AND CHIEF              2008          200,000         11,410             47,900             259,310
OPERATING OFFICER OF THE COMPANY
AND THE BANK, TREASURER OF THE
COMPANY AND CHIEF FINANCIAL OFFICER
OF THE BANK

Jeffrey N. Male..............            2009      $   145,000      $  11,580       $     10,525        $    167,105
VICE PRESIDENT AND SECRETARY             2008          145,000          5,972             26,888             177,860
OF THE COMPANY AND EXECUTIVE
VICE PRESIDENT OF THE BANK
-------------
(1)  Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) during the year ended June 30, 2009, based upon a fair value of $4.00, $3.79, $3.08 and $1.12 for options granted in 2004, 2005, 2006 and 2008, respectively, to Messrs. John R. Male and Jeffrey N. Male, and $3.60, $1.99, $1.61 and $1.93 for options granted to Mr. C. Keith Swaney in 2003, 2004, 2005, 2006 and 2008, respectively, using the Black-Scholes option pricing model. For further information regarding the assumptions used to compute fair value, see Note 15 to the
     Notes to the Consolidated Financial Statements contained in Item 8 to the
     Company's Annual Report on Form 10-K for the year ended June 30, 2009.
(2)  Details of the amounts reported in the "All Other Compensation" column for
     2009 are provided in the table below.

                                             MARTY E. ADAMS      JOHN R. MALE    C. KEITH SWANEY     JEFFREY N. MALE
                                             --------------      ------------    ---------------     ---------------

Director compensation...................        $     --             $25,200         $25,200          $        --
Employer contributions to 401(k) Plan...              --               4,521              --                2,342
Disability insurance premiums...........              --               2,979           3,532                2,713
Life insurance premiums.................              --               6,900          11,340                5,470
Reimbursement of legal fees.............              --              12,430              --                   --
Supplemental Executive Retirement Plan
   Payment(d)...........................              --                  --       1,855,757                   --
Perquisites.............................                                 (a)             (b)                  (c)

----------------
(a) Consists of an automobile allowance of $5,630, tax consulting fees of $1,675 and country club dues of $8,639.
(b) Mr. Swaney's aggregate perquisite amount was less than $10,000.
(c) Consists of an automobile allowance of $1,960, tax consulting fees of $925 and country club dues of $9,662.
(d) Represents payment of amounts previously accrued and payable upon separation of service under the Company's Supplemental Executive Retirement Plan. On July 27, 2009, the Bank took action to terminate this plan.
(3) Mr. Adams was appointed Interim Chief Executive Officer on March 4, 2009. The amount shown was paid as consulting fees to Marty Adams Consulting LLC.
(4) Consists of fees paid to Marty Adams Consulting LLC.
(5) Mr. Male resigned as Chairman of the Board of the Company and the Bank on January 29, 2009 and as Chief Executive Officer of the Company and the Bank on March 4, 2009. He retired as President of PVF Service Corporation, a wholly owned subsidiary of the Company, on July 27, 2009.
(6) Mr. Swaney retired on November 25, 2008.

CONSULTING AGREEMENT WITH MARTY E. ADAMS

         In connection with his appointment as Interim Chief Executive Officer of the Company and the Bank, Marty Adams Consulting LLC ("MAC"), of which Mr. Adams is the principal, entered into an agreement, dated February 26, 2009, with the Company and the Bank pursuant to which, among other things, (i) Mr. Adams has served as Interim Chief Executive Officer of the Company and the Bank since March 4, 2009, and (ii) MAC received $40,000, payable monthly, in consideration for Mr. Adams' services.

SEVERANCE AGREEMENT

         The Company and the Bank maintain a severance agreement (the "Severance Agreement") with Jeffrey N. Male, the Vice President and Secretary of the Company and the Executive Vice President of the Bank (the "Executive"). The Severance Agreement is for a term of three years. On each anniversary date from the date of commencement of the Severance Agreement, the term of the agreement may be extended for an additional one-year period beyond the then effective expiration date upon a determination by the Board of Directors that the performance of the Executive has met the required performance standards.

         Under the Severance Agreement, in the event of the Executive's involuntary termination of employment within one year following a "change in control" of the Bank or the Company, or voluntary termination for "good reason," other than for "cause," the Executive will receive the following benefits under his Severance Agreement: (i) a payment equal to three (3) times the Executive's annual compensation (current base salary plus annual incentive compensation for the calendar year immediately preceding the change in control), payable in a lump sum within 30 days following termination; (ii) the Bank or the Company shall cause the Executive to become fully vested in any benefit plans, programs or arrangements in which the Executive participated, and the Bank will contribute to the Executive's 401(k) plan account the Bank's matching and/or profit sharing which would have been paid had the Executive remained in the employ of the Bank throughout the remainder of the 401(k) plan year; and (iii) the Executive will receive continued life, health and disability insurance coverage substantially identical to the coverage maintained by the Bank or the Company for the Executive prior to termination until the earlier of the Executive's employment with another employer or 12 months following termination. In addition, under the terms of the Severance Agreement, the Executive also would be entitled to receive additional tax indemnification payments if the payments and benefits under his Severance Agreement or any other payments triggered liability under the Internal Revenue Code of 1986, as amended, as an excise tax constituting "excess parachute payments." Under applicable law, the excise tax is triggered by change in control-related payments which equal or exceed three times an executive's base amount. The excise tax equals 20% of the amount of the payment in excess of one times the executive's base amount.

         "Change in control" is defined generally in the Severance Agreement as:
(i) the acquisition, by any person or persons acting in concert of the power to vote more than 25% of the Company's voting securities or the acquisition by a person of the power to direct the Company's management or policies; (ii) the acquisition by a person of the power to direct the Bank's or Company's management or policies, if the Board of Directors or the Bank's regulator, the OTS, has made a determination that such acquisition constitutes or will constitute an acquisition of control of the Bank or the Company for the purposes of the Savings & Loan Holding Company Act or the Change in Bank Control Act and the regulations thereunder; (iii) the merger of the Company with another corporation on a basis whereby less than 50% of the total voting power of the surviving corporation is represented by shares held by former shareholders of the Company prior to the merger; or (iv) the sale by the Company of the Bank or substantially all its assets to another person or entity. In addition, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute a majority of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. "Good reason" is defined in the Severance Agreements as any of the following events that occur without the Executive's written consent: (i) the assignment to the Executive of duties that constitute a material diminution of his authority, duties or responsibilities; (ii) materially reducing the Executive's base salary; (iii) the relocation of the Executive's principal place of employment to a location that is more than 35 miles from the Bank's Solon, Ohio office; or (iv) any other action or inaction by the Bank that constitutes a material breach of the Severance Agreement.

LETTER AGREEMENT WITH JOHN R. MALE

         In connection with John R. Male's retirement, the Company entered into a Letter Agreement with John R. Male (the "Agreement"), dated July 27, 2009, certain terms of which are subject to OTS approval. Among other things, the Agreement provides for termination of the severance agreement between Mr. Male and the Company and the Bank and termination of the Letter Agreement previously entered into among Mr. Male, the Company and the Bank, dated January 29, 2009. The Agreement provides, however, that the provision of the Letter Agreement dated January 29, 2009 regarding payments to cover any additional tax imposed under Section 409A of the Internal Revenue Code of 1986, as amended (the "Code") in connection with payments made to Mr. Male under his Severance Agreement or the Bank's Supplemental Executive Retirement Plan will survive its termination, and Mr. Male will be entitled to receive these payments. The Agreement provides that Mr. Male will continue to serve as a director of the Company and the Bank through the expiration of his current term, and will be considered by the Nominating Committee in connection with the 2010 annual meeting. The Agreement entitles Mr. Male to receive an early retirement benefit under the Bank's Supplemental Executive Retirement Plan in the amount of $1,471,731, which will be paid upon his separation from service in accordance with Section 409A of the Code. Under the Agreement, the Bank will continue to provide health insurance coverage to Mr. Male on the same terms as coverage previously made available to Mr. Male until he becomes eligible for Medicare coverage. The Agreement provides that Mr. Male will be retained as a consultant to the Bank for a 12-month period following OTS approval and during such period may not compete within 25 miles of the Company's headquarters; Mr. Male will be paid $8,333 per month for his consulting services.

GRANTS OF PLAN-BASED AWARDS

         The Company maintains the PVF Capital Corp. 2000 Incentive Stock Option Plan and the PVF Capital Corp. 2008 Equity Incentive Plan for the purpose of providing the named executive officers and other eligible participants with an opportunity to receive stock option grants or restricted stock awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

         The following table provides certain information with respect to the number of shares of Company common stock represented by outstanding stock options held by the named executive officers as of June 30, 2009.


                                                                     OPTION AWARDS
                                   -----------------------------------------------------------------------------------
                                                              NUMBER OF
                                                              SECURITIES
                                     NUMBER OF SECURITIES      UNDERLYING
                                         UNDERLYING           UNEXERCISED           OPTION
                                    UNEXERCISED OPTIONS        OPTIONS (#)         EXERCISE              OPTION
                                      (#) EXERCISABLE         UNEXERCISABLE        PRICE ($)         EXPIRATION DATE
                                   -----------------------    ---------------    ---------------     -----------------
Marty E. Adams..................               --                     --             $      --                  --

John R. Male....................             4,620                    --                 13.64            11/1/2009 (1)
                                             4,200                    --                 12.21            11/1/2010 (1)
                                             7,000                    --                 11.70            11/1/2011 (1)
                                             6,700                    --                  4.42            11/3/2013 (1)

C. Keith Swaney.................                --                    --                 --                     --

Jeffrey N. Male.................             3,080                    --                 13.64            11/1/2009
                                             2,240                   560 (1)             12.21            11/1/2010
                                             2,700                 1,800 (2)             11.70            11/1/2011
                                               860                 3,440 (3)              4.42            11/3/2013
---------------
(1)  As a result of Mr. Male's retirement subsequent to June 30, 2009 from his position as an officer of the Company, Mr. Male's options will expire on
     October 26, 2009.
(2)  These options vest on November 3, 2009.
(3)  50% of these options vest on each of November 1, 2009 and 2010.
(4)  33.3% of these options vest on each of November 1, 2009, 2010 and 2011.

DIRECTOR COMPENSATION

         The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2009 fiscal year.

                                                 FEES EARNED OR
                  NAME                          PAID IN CASH ($)        OPTION AWARDS ($)(5)          TOTAL ($)
------------------------------------------   -----------------------    ----------------------   --------------------

Steven A. Calabrese.....................            $18,900                 $11,580                  $30,480
Gerald A. Fallon(1).....................            $25,200                   5,790                   30,990
Umberto P. Fedeli(2) ...................            $12,600                      --                   12,600
Mark D. Grossi(3) ......................            $10,500                      --                   10,500
Robert K. Healey........................            $25,200                   5,308                   30,508
Ronald D. Holman, II....................            $25,200                   6,273                   31,473
Stanley T. Jaros........................            $25,200                   3,860                   29,060
Raymond J. Negrelli.....................            $25,200                   3,378                   28,578
Stuart D. Neidus........................            $25,200                   7,238                   32,438
Richard M. Osborne(4)...................            $ 8,400                   9,650                   18,050

-------------------------
(1)  Mr. Fallon resigned from the Board on November 6, 2008.
(2)  Mr. Fedeli was appointed to the Board on November 6, 2008.
(3)  Mr. Grossi was appointed to the Board on January 29, 2009.
(4)  Mr. Osborne resigned from the Board on January 29, 2009.
(5) Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) during the year ended June 30, 2009, based upon a fair value of $3.60, $1.99, $1.61 and $1.93 for options granted in 2003, 2004, 2005, 2006 and 2008, respectively, using the Black-Scholes option pricing model. For further information regarding the assumptions used to compute fair value, see Note 15 to the Notes to the Consolidated Financial Statements contained in Item 8 to the Company's Annual Report on Form 10-K for the year ended June 30, 2009. As of June 30, 2009, the non-employee directors had the following number of non-qualified stock options outstanding:

                                                                                    NON-QUALIFIED
                                                                                    STOCK OPTIONS
     NAME                                                                            OUTSTANDING
     ----                                                                            -----------
     Steven A. Calabrese.............................................................     5,000
     Gerald D. Fallon................................................................    19,296
     Umberto P. Fedeli...............................................................        --
     Mark D. Grossi..................................................................        --
     Robert K. Healey................................................................    19,941
     Ronald D. Holman, II............................................................    17,610
     Stanley T. Jaros................................................................    22,620
     Raymond J. Negrelli.............................................................    16,046
     Stuart D. Neidus................................................................    28,370
     Richard M. Osborne..............................................................     5,000

CASH RETAINER AND MEETING FEES FOR DIRECTORS. The following table sets forth the applicable retainers and fees that were paid to our non-employee directors for their service on the Bank's Board of Directors during the year ended June 30, 2009. The directors have elected to forego any fees for service during the year ending June 30, 2010.

Annual retainer.................................................$25,200
Daily fee per special board event or retreat....................$ 2,500

         Directors are eligible to receive awards under the Company's 2000 Incentive Stock Option Plan and the 2008 Equity Incentive Plan. On November 1, 2008, grants of non-qualified stock options to purchase shares of Company common stock were made under the 2000 Incentive Stock Option Plan to the following directors: Mr. Calabrese, 5,000 options; Mr. Healey, 2,750 options; Mr. Holman, 3,250 options; Mr. Jaros, 2,000 options; Mr. Negrelli, 1,750 options; Mr. Neidus, 3,750 options; and Mr. Osborne, 5,000 options. The options have an exercise price of $4.02, the fair market value of the Company's common stock on the date of grant, were exercisable upon grant and have terms of ten years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

         Persons and groups beneficially owning in excess of 5% of the common stock are required to file certain reports with respect to such ownership pursuant to the Exchange Act. The following table sets forth, as of October 19, 2009, certain information as to the common stock beneficially owned by the only persons known to the Company to beneficially own more than 5% of the common stock, by each of the Company's directors, by the non-director executive officer of the Company named in the Summary Compensation Table set forth under the caption "EXECUTIVE COMPENSATION" and by all executive officers and directors of the Company as a group.

                                                                                     PERCENT OF SHARES
NAME AND ADDRESS                                    AMOUNT AND NATURE OF              OF COMMON STOCK
OF BENEFICIAL OWNER (1)                           BENEFICIAL OWNERSHIP (2)            OUTSTANDING (3)
-----------------------                           ------------------------            ---------------
PERSONS OWNING GREATER THAN 5%:
------------------------------

Alesco Preferred Funding IV Ltd.                      854,171 (4)                          9.90% (4)
Cohen & Company Financial Management, LLC
Dekania Investors, LLC
Cohen Brothers, LLC
Cohen Bros. Financial, LLC
Daniel G. Cohen
2929 Arch Street, 17th Floor
Philadelphia, Pennsylvania 19104

John R. Male                                          535,872 (5)                          6.70
30000 Aurora Road
Solon, Ohio  44139


Umberto P. Fedeli                                     636,000 (6)                          7.97
5005 Rockside Road
Crown Centre Building, Fifth Floor
Independence, Ohio 44131-8003

Richard Osborne                                       403,000 (7)                          5.05
Richard M. Osborne Trust
OsAir, Inc.
8500 Station Street, Suite 113
Mentor, Ohio 44060

Steven A. Calabrese                                   477,454 (8)                          5.98
CCAG Limited Partnership
Steven A. Calabrese Profit Sharing Trust
30000 Aurora Road
Solon, Ohio  44139

Jeffrey L. Gendell                                    587,223 (9)                          7.36
Tontine Financial Partners, L.P.
Tontine Management, L.L.C.
Tontine Overseas Associates, L.L.C.
55 Railroad Avenue, 3rd Floor
Greenwich, Connecticut 06830

DIRECTORS:
---------
Steven A. Calabrese                                   477,454 (8)                          5.98
Umberto P. Fedeli                                     636,000 (6)                          7.97
Mark D. Grossi                                        118,208 (10)                         1.48
Robert K. Healey                                       46,157 (11)                            *
Ronald D. Holman, II                                   17,610                                 *
Stanley T. Jaros                                       33,316                                 *
Robert J. King, Jr.                                         0                                 *
John R. Male                                          535,872 (5)                          6.70
Raymond J. Negrelli                                    36,046                                 *
Stuart D. Neidus                                       64,898 (12)                            *
C. Keith Swaney                                       200,961                              2.52

DIRECTOR NOMINEE:
----------------
Marty E. Adams                                              0                                 *

INDIVIDUAL APPOINTED AS DIRECTOR SUBJECT TO OTS APPROVAL:
--------------------------------------------------------
Thomas J. Smith                                             0                                 *

NAMED EXECUTIVE OFFICER:
-----------------------
Jeffrey N. Male                                       301,140 (13)                         3.77

All Executive Officers and Directors                2,521,616                             30.99%
  as a Group (13 persons)

-----------------
* Less than 1%.

(1) All executive officers and directors of the Company have the Company's address: 30000 Aurora Road, Solon, Ohio 44139.
(2) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from October 19, 2009. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to the listed shares. The amounts shown include 5,000, 19,941, 17,610, 22,620, 22,520, 16,046, 28,370, 11,200 and 158,924 shares that Directors Steven A. Calabrese, Robert K. Healey, Ronald D. Holman, II, Stanley T. Jaros, John R. Male, Raymond J. Negrelli, Stuart D. Neidus, Mr. Jeffrey N. Male and all executive officers and directors as a group, respectively, have the right to acquire pursuant to options exercisable within 60 days of October 19, 2009.
(3)  Based on 7,979,120 shares outstanding.
(4) Based on Schedule 13G filed on September 14, 2009. Alesco Preferred Funding IV Ltd., Cohen & Company Financial Management, LLC, Dekania Investors, LLC, Cohen Brothers, LLC, Cohen Bros. Financial, LLC and Daniel G. Cohen may be deemed in the aggregate to beneficially own 854,171 shares of Company common stock, consisting of 205,297 shares of Company common stock and approximately 648,874 shares of Company common stock into which a warrant issued to Alesco Preferred Funding IV Ltd. Is currently exercisable. Alesco Preferred Funding IV Ltd. directly owns 205,297 shares of Company common stock and approximately 648,874 shares of Company common stock into which a warrant issued to Alesco Preferred Funding IV Ltd. is currently exercisable. On the basis of an investment management agreement between Alesco Preferred Funding IV Ltd. and Cohen & Company Financial Management, LLC, Cohen & Company Financial Management, LLC may be deemed to indirectly own the shares of Company common stock directly owned by Alesco Preferred Funding IV Ltd. The sole member of Cohen & Company Financial Management, LLC is Dekania Investors, LLC, the sole member of which is Cohen Brothers, LLC. A majority of the voting power of the outstanding equity interests of Cohen Brothers, LLC is controlled by Cohen Bros. Financial, LLC, the sole member of which is Daniel G. Cohen.
(5) Includes 36,438 shares held by the Bank's 401(k) Plan, as to which shares Mr. John R. Male has sole voting and shared investment power, and 11,237 shares owned by Mr. Male's wife, as to which shares Mr. Male may be deemed to have beneficial ownership. Also includes 414,424 shares held by trusts of which Mr. John R. Male serves as trustee and as such has sole voting and investment power over such shares. 100,000 shares held in trust are pledged as collateral for a loan.
(6) Includes 10,000 shares owned by the Fedeli Family Charitable Foundation, of which Mr. Fedeli is the president, and 1,000 shares owned by his wife's IRA.
(7) Based on his Schedule 13D filed on February 11, 2009, Mr. Osborne has sole voting and dispositive power over 398,000 shares, which include 118,000 shares owned by the Richard M. Osborne Trust, of which Mr. Osborne is the sole trustee, and 280,000 shares owned by OsAir, Inc., of which Mr. Osborne is the president, chief executive officer, chairman of the board and a majority shareholder. Also includes 5,000 shares Mr. Osborne has the right to acquire upon the exercise of options.
(8) Includes 15,930 shares owned by Mr. Calabrese's minor children and 10,750 shares beneficially owned by Mr. Calabrese's wife. Mr. Calabrese disclaims beneficial ownership of the shares owned by his wife.
(9) According to their statement on Schedule 13G, as amended, filed on February 6, 2008, Jeffrey L. Gendell shares voting and dispositive power over the listed shares, Tontine Financial Partners, L.P. and Tontine Management, L.L.C. share voting and dispositive power with respect to 519,618 shares and Tontine Overseas Associates, L.L.C. shares voting and dispositive power with respect to 67,605 shares.
(10) Represents shares owned by Westwood Douglas LLC over which shares Mr. Grossi has sole voting and dispositive power.
(11) Includes 26,216 shares held by a revocable trust for the benefit of Mr. Healey; Mr. Healey does not have or share voting or investment power over such shares. Does not include 97,313 shares held by an irrevocable trust for the benefit of Mr. Healey's wife, as to which shares Mr. Healey does not have or share voting or investment power.
(12) Includes 149 shares as to which Mr. Neidus' wife has voting and investment power.
(13) Includes 29,127 shares held by the Bank's 401(k) Plan, as to which shares Mr. Jeffrey N. Male has sole voting and shared investment power. Includes 177,560 shares held by a revocable trust for the benefit of Mr. Jeffrey N. Male and 33,423 shares held by a revocable trust for the benefit of Mr. Jeffrey N. Male's wife; Mr. Jeffrey N. Male is co-trustee of such trusts and shares voting and investment power over such shares. Also includes 13,489 shares as to which Mr. Jeffrey N. Male's wife has voting and investment power.

         The following table shows beneficial ownership of trust preferred securities issued by PVF Capital Trust II as of October 19, 2009 by the persons listed on the table above.

                                                           PERCENT OF TRUST
                           AMOUNT AND NATURE OF           PREFERRED SECURITIES
     NAME               BENEFICIAL OWNERSHIP (1)            OUTSTANDING
     ----               ------------------------         ---------------------
Umberto P. Fedeli            $2,000,000                         20.0%
Robert J. King, Jr.           1,000,000                         10.0
Marty E. Adams                4,500,000                         45.0
---------------
(1) Represents aggregate liquidation amount.


CHANGES IN CONTROL

         Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information with respect to the Company's equity compensation plans as of June 30, 2009.

                                                (A)                           (B)                                  (C)
                                                                                                           NUMBER OF SECURITIES
                                                                                                                 REMAINING
                                   NUMBER OF SECURITIES TO BE        WEIGHTED-AVERAGE EXERCISE        AVAILABLE FOR FUTURE ISSUANCE
                                     ISSUED UPON EXERCISE OF           PRICE OF OUTSTANDING             UNDER EQUITY COMPENSATION
                                  OUTSTANDING OPTIONS, WARRANTS        OPTIONS, WARRANTS AND           PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS(1)                       RIGHTS                     REFLECTEDIN COLUMN (A))(1)
                                         ------------                        ------                     --------------------------
Equity compensation plans
  approved by security holders             582,792                          $8.54                                 19,467

Equity compensation plans not
  approved by security holders                   -                              -                                      -
                                           -------                          -----                                 ------
       Total                               582,792                          $8.54                                 19,467
                                           =======                          =====                                 ------

------------
(1) Adjusted for a 10% stock dividend paid on the Common Stock on September 7, 1999, a 10% stock dividend paid on the Company's Common Stock on September 1, 2000, a 10% stock dividend paid on the Common Stock on August 31, 2001, a 10% stock dividend paid on the Common Stock on August 30, 2002, a 10% dividend paid on the Common Stock on August 29, 2003, a 10% dividend paid on the Common Stock on August 31, 2004 and a 10% dividend paid on the Common Stock on August 31, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          ------------------------------------------------------------
          INDEPENDENCE
          ------------

INDEBTEDNESS OF MANAGEMENT

         Under applicable law, the Bank's loans to directors and executive officers must be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions with non-affiliated persons, and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, loans above the greater of $25,000 or 5% of the Bank's capital and surplus (I.E., up to $3.9 million at June 30, 2009) to such persons must be approved in advance by a disinterested majority of the Bank's Board of Directors.

         At June 30, 2009, the aggregate amount of loans by the Bank to executive officers and directors was $9.7 million, representing 19.55% of stockholders' equity. These loans were performing according to their original terms at June 30, 2009. All loans made by the Bank to its directors and executive officers and members of their immediate families were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

TRANSACTIONS WITH RELATED PERSONS

Pursuant to the Charter of the Audit Committee of the Board of Directors, the Audit Committee has the responsibility to review all related party transactions for potential conflict of interest situations on an ongoing basis and determine whether to approve such transactions. The Audit Committee has adopted a comprehensive written policy for the review of certain transactions with related persons. The policy requires Audit Committee review of certain transactions with a director, nominee for director or executive officer, or any immediate family member or entity controlled by any such person (collectively, a "Related Person"). The transactions that require prior review are financial transactions or relationships (including charitable contributions and indebtedness other than loans provided in the ordinary course of the Company's business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans provided to unrelated third parties and which did not involve more than the normal risk of collectibility or present other unfavorable features) where the aggregate amount involved will, or may be expected to, exceed $120,000 in any calendar year, the Company is, will be or may be expected to be a participant and any Related Person has or will have a direct or indirect material interest. In considering whether to recommend approval of a transaction, the Audit Committee will consider whether the terms of the transaction are at least as favorable to the Company as those that might be achieved with an unaffiliated third party, the size of the transaction and the amount of consideration payable to the Related Person, the nature of the interest of the Related Person, whether the transaction may involve a conflict of interest as defined in the Company's Code of Ethics and whether the transaction involves the provision of goods or services to the Company that are available from unaffiliated third parties. The Audit Committee's recommendations with respect to Related Person transactions are then submitted for consideration by the full Board of Directors, which decides whether to approve any covered transaction.

         In addition, in accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Company's Audit Committee Charter, it is the responsibility of the Company's Audit Committee to review all related party transactions (i.e., transactions required to be disclosed under SEC Regulation S-K, Item 404) for potential conflict of interest situations on an ongoing basis and to determine whether to approve such transactions. The Company's Code of Ethics also provides that all executive officers and directors must disclose any private interest that presents the possibility of conflicts of interest with the Company or the Bank.

         Mr. Raymond J. Negrelli, a director of the Company, is a 50% owner of Bay Properties Co., an Ohio general partnership. Bay Properties Co. is a 50% owner and general partner of Park View Plaza, Ltd. ("PVP"), an Ohio limited partnership formed to develop and operate a 10,000 square foot retail plaza located in Cleveland, Ohio. PVF Service Corporation, a wholly owned subsidiary of the Company, is a 25% owner and limited partner of PVP. The Bank maintains a branch office in the retail plaza owned and operated by PVP, and during the year ended June 30, 2009, the Bank paid a total of $68,200 in rent and operating cost reimbursements to PVP. For the fiscal year ending June 30, 2010, the Company estimates that it will pay a total of $68,200 in rent and operating cost reimbursements to PVP. Bay Properties Co. is also a 50% owner of Park View Center, LLC ("PVC"), an Ohio limited liability company formed to develop and operate an 8,200 square foot office building located in Mayfield Heights, Ohio. The Bank is a tenant of the office building and leases a 3,000 square foot unit with an automated teller machine in the office building owned and operated by PVC. During the year ended June 30, 2009, the Bank paid a total of $80,400 in rent and operating cost reimbursement to PVC. For the fiscal year ending June 30, 2010, the Company estimates that it will pay a total of $80,400 in rent and operating cost reimbursements to PVC. Bay Properties Co. is also a 50% owner of Avon Limited, LLC, an Ohio limited liability company formed to develop and operate a 3,375 square foot office building located in Avon, Ohio. The Bank is a tenant of the office building and leases the office building owned and operated by Avon Limited, LLC. During the year ended June 30, 2009, the Bank paid a total of $74,700 in rent and operating cost reimbursement to Avon Limited, LLC. For the fiscal year ending June 30, 2010, the Company estimates that it will pay a total of $74,700 in rent and operating cost reimbursements to Avon Limited, LLC.

DIRECTOR INDEPENDENCE

         The Company's Board of Directors currently consists of 11 members. One additional individual, Mr. Thomas J. Smith, has been appointed as a director, subject to the approval of the Company's regulator, the Office of Thrift Supervision (the "OTS"). If and when OTS approval is received, the size of the Board of Directors will be increased to 12 members, and Mr. Smith will be added to the Board of Directors. The Board of Directors has determined that all of the currently serving directors and Mr. Smith are independent under the current listing standards of the Nasdaq Capital Market, except for Mr. King, who is the Company's President and Chief Executive Officer, Messrs. Swaney and Male, who have been employees of the Company and its wholly owned subsidiary, Park View Federal Savings Bank (the "Bank"), within the past three years, and Mr. Negrelli, who is a part owner of certain entities to which the Bank makes payments of rent and operating cost reimbursement. Mr. Adams, a director of the Bank who until September 10, 2009 served as Interim Chief Executive Officer of the Company and the Bank, and who is a nominee for election as a director at the annual meeting to fill the vacancy that will be created upon the retirement of Mr. Swaney, also is not independent under the listing standards of the Nasdaq Capital Market. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, other than ordinary banking relationships. Where business relationships other than ordinary banking relationships existed, the Board determined that, except as set forth above, none of the relationships between the Company and their affiliated businesses impair the directors' independence because the amounts involved are immaterial to the directors or to those businesses when compared to their annual income or gross revenues. The business relationships between the Company and its directors or the directors' affiliated companies that were considered by the Board of Directors were: Mr. Jaros' position as a partner in the law firm of Moriarty & Jaros, P.L.L., which provides legal services to the Company and the Bank; Mr. Holman's position as a partner in the law firm of Cavitch Familo & Durkin Legal Professional Association, which provides legal services to the Company and the Bank; Mr. Calabrese's position as the managing partner of Calabrese, Racek and Markos, Inc., a firm that performs appraisals on properties securing loans made by the Bank; and Mr. Fedeli's position as President and Chief Executive Officer of the Fedeli Group, which acts as the Bank's agent in connection with its purchase of insurance. All fees paid to Calabrese, Racek and Markos, Inc. are paid by the customers of the Bank. The Board of Directors also has determined that former directors Richard M. Osborne and Gerald A. Fallon, who served as directors during fiscal year 2009, were independent under the current listing standards of the Nasdaq Capital Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
          --------------------------------------

         Crowe Horwath LLP served as the Company's independent registered public accounting firm for the 2009 and 2008 fiscal years. For the years ended June 30, 2009 and 2008, the fees billed to the Company by Crowe Horwath LLP totaled $169,440 and $269,000, respectively. Such fees were comprised of the following:

AUDIT FEES

         During the fiscal years ended June 30, 2009 and 2008, the aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed during the fiscal years ended June 30, 2009 and 2008 were $161,800 and $259,500, respectively.

AUDIT-RELATED FEES

         The aggregate fees billed for audit-related services for the fiscal years ended June 30, 2009 and 2008 were $2,340 and $9,500, respectively. The fees for the year ended June 30, 2009 were for the review of a Registration Statement on Form S-8. The fees for the year ended June 30, 2008 were for the review of a Registration Statement on Form S-4.

TAX FEES

         No fees were billed to the Company by the Company's independent registered public accounting firm for tax services for the fiscal years ended June 30, 2009 and 2008.

ALL OTHER FEES

         The aggregate fees billed by the Company's independent registered public accounting firm for services not included above were $5,300 and $1,077, respectively, for the fiscal years ended June 30, 2009 and 2008. The fees for the fiscal year ended June 30, 2009 were for license renewal for an automated work papers internal auditing software application, assistance in responding to Securities and Exchange comments on the Company's public filings under the Exchange Act, and assistance on responding to a question from the OTS. The fees for the fiscal year ended June 30, 2008 were for license renewal for an automated work papers internal auditing software application.

PRE-APPROVAL OF SERVICES BY THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         The Audit Committee does not have a policy for the pre-approval of non-audit services to be provided by the Company's independent registered public accounting firm. Any such services would be considered on a case-by-case basis. All non-audit services provided by the independent registered public accounting firm in fiscal years 2009 and 2008 were pre-approved by the Audit Committee.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

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

                  Consolidated Financial Statements (incorporated by reference to Item 8 of this Annual Report).

                  (a) Consolidated Statements of Financial Condition, at June 30, 2009 and 2008

                  (b) Consolidated Statements of Operations for the Years Ended June 30, 2009, 2008 and 2007

                  (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2009, 2008 and 2007

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

       NO.         DESCRIPTION

        3.1(1)  Articles of Incorporation, as amended and restated
        3.2(2)  Code of Regulations, as amended and restated
        3.3(11) Bylaws, as amended and restated
        4.1(3)  Specimen Common Stock Certificate
        4.2(11) Indenture between PVF Capital Corp. and LaSalle Bank National
                Association, dated July 6, 2006
        4.3(11) Form of Junior Subordinated Debt Security Due 2036 (Exhibit A
                to Exhibit 4.2)
       10.1(11) Guarantee Agreement between PVF Capital Corp.,PVF Capital Trust
                II and LaSalle Bank National Association, dated July 6, 2006 10.2(3) Park View Federal Savings Bank Conversion Stock Option Plan + 10.3(3) PVF Capital Corp. 1996 Incentive Stock Option Plan +
       10.4(4) PVF Capital Corp. 2000 Incentive Stock Option Plan and Deferred Compensation Plan +

       10.5(5)  PVF Capital Corp. 2008 Equity Incentive Plan +
       10.6(6)  Management Incentive Compensation Plan +
       10.7(7) Amended and Restated Severance Agreement by and between PVF Capital Corp., Park View Federal Savings Bank and Jeffrey N. Male +
       10.8(7) Amended and Restated Severance Agreement by and between PVF Capital Corp., Park View Savings Bank and Edward B. Debevec +
       10.9(11) Form of Employment Agreement between PVF Capital Corp., Park
                View Federal Savings Bank and Robert J. King, Jr. + *
       10.10(11)Letter Agreement between PVF Capital Corp. and John R. Male, dated July 27, 2009 +**
       10.11(8) Agreement by and between PVF CapitalCorp., Park View Federal
                Savings Bank, Steven A. Calabrese, CCAG Limited Partnership and Steven A. Calabrese Profit Sharing Trust, dated September 30, 2008
       10.12(8) Agreement by and between PVF Capital Corp., Park View Federal
                Savings Bank, Richard M. Osborne and Richard M. Osborne Trust, dated September 30, 2008
       10.13(9) Agreement among PVF Capital Corp., Park View Federal Savings
                Bank and Marty Adams Consulting LLC, dated February 26,
                2009 + ***

       14(10)   Code of Ethics
       21(11)   Subsidiaries of the Registrant (previously filed)
       23.1     Consent of Crowe Horwath LLP (previously filed)
       31.1     Rule 13a-14(a) Certification of Chief Executive Officer
       31.2     Rule 13a-14(a) Certification of Chief Financial Officer
       32       Section 1350 Certifications
----------
+        Management contract or compensatory plan or arrangement.
*        Not currently effective.  Subject to OTS approval.
** The provision in the Letter Agreement pertaining to Mr. Male's consulting arrangement with the Company is subject to OTS approval.
*** The agreement was terminated on September 10, 2009 in accordance with its terms.
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-24948).
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 6, 2008 (Commission File No. 0-24948).
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2003 (Commission File No. 0-24948).
(5) Incorporated by reference to the Registrant's Definitive Proxy Statement filed on October 17, 2008 (Commission File No. 0-24948).
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2007 (Commission File No. 0-24948). Incorporated by reference to the Registrant's Quarterly Report on
(7) Form 10-Q for the quarter ended December 31, 2008 (Commission File No. 0-24948).
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 6, 2008 (Commission File No. 0-24948).
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 4, 2009 (Commission File No. 0-24948).
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 26, 2009 (Commission File No. 0-24948).
(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2009 (Commission File No. 0-24948).

(b)      EXHIBITS.  The exhibits  required by Item 601 of  Regulation  S-K are
         --------
         either filed as part of this Annual Report on Form 10-K or incorporated herein by reference.

(c)      FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT. There
         --------------------------------------------------------------
         are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PVF CAPITAL CORP.


October 27, 2009                      By: /s/ Robert J. King, Jr.
                                          -------------------------------------
                                          Robert J. King, Jr.
                                          President and Chief Executive Officer