Form 10-Q
period 2009-09-30
PVF CAPITAL CORP
filed 2009-11-09
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.

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
(440) 248-7171

Registrant’s telephone number, including area code)
Not Applicable

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
YES ☑            NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐            NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐            NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,979,120

(Class)	(Outstanding at November 6, 2009)

PVF CAPITAL CORP.

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	June 30,
	2009	2009
	unaudited
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$16,546,693	$8,464,544
Interest bearing deposits	$823,972	1,939,514
Federal funds sold	11,633,000	10,809,000

Total cash and cash equivalents	29,003,665	21,213,058
Securities available for sale	136,800	102,800
Securities held to maturity (fair values of $57,021,500 and $49,999,939, respectively)	57,000,000	49,999,939
Mortgage-backed securities available for sale	60,629,712	64,177,633
Loans receivable held for sale, net	6,428,165	27,078,472
Loans receivable, net of allowance of $31,823,982 and $31,483,205, respectively	653,224,139	668,460,029
Office properties and equipment, net	8,433,097	8,624,496
Real estate owned, net	11,569,225	11,607,758
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank owned life insurance	22,914,407	22,894,013
Prepaid expenses and other assets	24,930,350	25,239,535

Total Assets	$887,080,660	$912,208,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$696,931,038	$724,931,569
Short-term advances from the Federal Home Loan Bank	10,000,000	0
Note payable	1,339,444	1,366,111
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	10,000,000	20,000,000
Advances from borrowers for taxes and insurance	7,030,609	9,555,137
Accrued expenses and other liabilities	21,885,356	21,850,819

Total Liabilities	832,186,447	862,703,636

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,451,845 and 8,246,548 shares issued, respectively	84,518	82,465
Additional paid-in-capital	69,894,176	69,377,852
Retained earnings (accumulated deficit)	(12,338,587)	(16,538,515)
Accumulated other comprehensive income	1,091,253	420,542
Treasury Stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	54,894,213	49,505,197

Total Liabilities and Stockholders’ Equity	$887,080,660	$912,208,833

See accompanying notes to consolidated financial statements

Part I Financial Informaton
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Interest and dividends income
Loans	$9,157,018	$11,412,241
Mortgage-backed securities	663,405	700,273
Federal Home Loan Bank stock dividends	159,700	170,557
Securities	9,895	121,059
Federal funds sold and interest bearing deposits	7,393	86,793

Total interest and dividends income	9,997,411	12,490,923

Interest expense
Deposits	4,358,532	5,942,553
Short-term borrowings	0	9,099
Long-term borrowings	912,097	910,714
Subordinated debt	250,099	325,445

Total interest expense	5,520,728	7,187,811

Net interest income	4,476,683	5,303,112

Provision for loan losses	1,760,000	691,000

Net interest income after provision for loan losses	2,716,683	4,612,112

Noninterest income, net
Service and other fees	165,584	178,254
Mortgage banking activities, net	1,054,727	457,699
Increase (decrease) in cash surrender value of bank owned life insurance	20,393	52,926
Impairment of securities	0	(1,738,800)
Gain (loss) on real estate owned	(90,113)	(13,408)
Gain on the cancellation of subordinated debt	8,561,530	0
Other, net	151,724	21,965

Total noninterest income, net	9,863,845	(1,041,364)

Noninterest expense
Compensation and benefits	2,241,679	2,558,015
Office occupancy and equipment	678,267	706,750
Outside services	852,359	75,000
Federal deposit insurance premium	565,733	191,403
Real estate owned expense	782,188	188,915
Other	1,115,874	1,215,534

Total noninterest expense	6,236,100	4,935,617

Income (loss) before federal income tax provision	6,344,428	(1,364,869)

Federal income tax provision (benefit)	2,144,500	(463,612)

Net income (loss)	$4,199,928	($901,257)

Basic earnings (loss) per share	$0.54	($0.12)

Diluted earnings (loss) per share	$0.54	($0.12)

Dividends declared per common share	$0.000	$0.010

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Operating Activities
Net income (loss)	$4,199,928	($901,257)
Adjustments to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	123,659	1,814
Depreciation and amortization	242,933	314,723
Provision for loan losses	1,760,000	691,000
Impairment of securites	—	1,738,800
Accretion of deferred loan origination fees, net	(380,986)	(223,035)
(Gain) loss on cancellation of subordinated debt	(8,561,530)
(Gain) loss on sale of loans receivable held for sale, net	(1,627,541)	(126,492)
Loss on disposal of real estate owned, net	90,113	299,408
Market adjustment for loans held for sale	14,858	(67,332)
Change in fair value of mortgage banking derivatives	701,092	(111,618)
Stock compensation	18,377	26,270
Federal Home Loan Bank stock dividends	—	(170,500)
Change in accrued interest on securities, loans, and borrowings, net	62,130	1,108,214
Origination of loans receivable held for sale, net	(56,721,105)	(10,856,452)
Sale of loans receivable held for sale, net	77,971,294	15,316,926
Increase in cash surrender value of bank owned life insurance	(20,394)	(52,926)
Net change in other assets and other liabilities	(2,715,215)	(1,743,921)

Net cash from operating activities	15,157,613	5,243,622

Investing Activities
Loan repayments and originations, net	12,160,065	(10,568,538)
Principal repayments on mortgage-backed securities held to maturity	5,908,206	1,153,610
Purchase of mortgage-backed securities available for sale	(1,501,775)	(3,000,000)
Purchase of securities held to maturity	(57,000,000)	0
Maturities of securities held to maturity	50,000,000	0
Proceeds from sale of real estate owned	1,645,231	3,713,463
Additions to office properties and equipment, net	(51,535)	(339,708)

Net cash from investing activities	11,160,192	(9,041,173)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	8,511,227	(9,493,854)
Net increase (decrease) in time deposits	(36,511,758)	59,828,535
Net increase (decrease) in short-term Federal Home Loan Bank advances	10,000,000	(9,000,000)
Repayment of note payable	(26,667)	0
Net proceeds from (repayment of) line of credit	0	425,000
Payment in exchange for cancellation of subordinated debt	(500,000)	0
Cash dividend paid	0	(155,438)

Net cash from financing activities	(18,527,197)	41,604,243

Net increase in cash and cash equivalents	7,790,607	37,806,692

Cash and cash equivalents at beginning of period	21,213,058	17,804,394

Cash and cash equivalents at end of period	$29,003,665	$55,611,086

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$5,740,043	$6,002,738
Cash payments of income taxes	$0	$0

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$1,696,811	$7,890,196
Supplemental noncash financing activity:
Commpon stock and warrants issued in exchange for cancellation of subordinated debt	$1,329,645	$0
See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1
PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended
September 30, 2009 and 2008
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2009 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. For reasons more fully described in Note 9 to these interim financial statements, the Company’s auditors added an explanatory paragraph to its opinion on the Company’s June 30, 2009 consolidated financial statements expressing substantial doubt about the ability of the Company to continue as a going concern. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2010. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). PVF Capital Corp.’s common stock is traded on the NASDAQ CAPITAL MARKET under the symbol PVFC.
2. Securities available for sale: The Company’s securities available-for-sale consists of floating rate preferred stock issued by the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). For the three months ended September 30, 2008, the Company recognized a $1,739,000 pre-tax charge for the other-than-temporary decline in fair value of this stock.
On September 7, 2008, the U.S. Treasury Department and the Federal Housing Finance Agency announced that FNMA and the Federal Home Loan Mortgage Corp (FHLMC) had been placed into conservatorship. Dividends on the preferred shares of the entities have been suspended.
The fair value of the Company’s holdings of these securities was $136,800 at September 30, 2009 and $102,800 at June 30, 2009. The Company’s written-down cost basis in these securities was $47,600.

Part I Financial Information
Item 1
As of September 30, 2009, the fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
FNMA mortgage-backed securities	$32,654,950	$831,349	$—	$33,486,299
FHLMC mortgage-backed securities	22,203,157	589,655	—	22,792,812
GNMA mortgage-backed securities	4,207,387	143,214	—	4,350,601

Total	$59,065,494	$1,564,215	$—	$60,629,712
The carrying amount, unrealized gains and losses, and fair value of mortgage-backed securities available for sale at June 30, 2009 were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
FNMA mortgage-backed securities	$32,999,418	$262,310	$(17,721)	$33,244,007
FHLMC mortgage-backed securities	26,029,802	256,223	—	26,286,025
GNMA mortgage-backed securities	4,566,428	81,173	—	4,647,601

Total	$63,595,648	$599,706	$(17,721)	$64,177,633
None of the Company’s securities available for sale mature at a single maturity date.
Securities held to maturity: As of September 30, 2009, the amortized cost, the related gross unrecognized gains and losses, and fair value of securities held to maturity as of September 30, 2009 were as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
U.S Treasury	$50,000,000	$—	$—	$50,000,000
FHLB debenture	5,000,000	11,830	—	5,011,830
FHLMC medium-term note	2,000,000	9,670	—	2,009,670

Total	$57,000,000	$21,500	$—	$57,021,500

Part I Financial Information
Item 1
The Company’s U.S. Treasury security matured on October 1, 2009. Both the FHLB debenture and the FHLMC medium-term note are callable quarterly and mature in 2014.
3. Allowance for loan losses: A summary of the changes in the allowance for loan losses for the three months ended September 30, 2009 and 2008 is as follows:

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2009	2008
Beginning balance	$31,483,205	$9,653,972
Provision for loan losses	1,760,000	691,000
Charge-offs	(1,419,223)	(1,501,694)
Recoveries	—	—

Ending balance	$31,823,982	$8,843,278

At September 30, 2009 and June 30, 2009, the recorded investment in loans, which have individually been identified as being impaired, totaled $58,416,870 and $58,583,559, respectively. Included in the impaired amount at September 30, 2009 and June 30, 2009 is $37,932,191 and $40,535,752, respectively, related to loans with a corresponding valuation allowance of $13,231,275 and $12,684,241, respectively. At September 30, 2009 and June 30, 2009, $20,484,679 and $18,047,807 of impaired loans had no allowance for loan losses allocated.
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

	Three Months Ended
	September 30,
	2009	2008
Servicing rights:
Beginning of period	$6,097,861	$4,398,783
Additions	1,012,802	172,059
Amortized to expense	(491,068)	(360,423)

End of period	$6,619,595	$4,210,419

Part I Financial Information
Item 1
Mortgage banking activities, net as presented in the consolidated statements of operations consist of the following. These amounts do not include non-interest expense related to mortgage banking activities.

	Three Months Ended
	September 30,
	2009	2008
Mortgage loan servicing fees	$634,204	$512,680

Amortization of mortgage loan servicing rights	(491,068)	(360,423)

Loan organisation and sales activity	911,591	305,442

Mortgage banking activities, net	$1,054,727	$457,699

At September 30, 2009 and June 30, 2009, the Bank had interest rate-lock commitments on $35,099,499 and $48,161,785 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of September 30, 2009 and June 30, 2009 was estimated to be $613,886 and $505,810, respectively, which is included in prepaid expenses and other assets in the consolidated statements of financial position. To mitigate the interest rate risk represented by these interest rate-lock commitments the Bank entered into contracts to sell mortgage loans of $24,849,000 and $42,620,000 as of September 30, 2009 and June 30, 2009. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at September 30, 2009 and June 30, 2009 was estimated to be $(110,203) and $698,965, respectively. These amounts are (netted against) added to the fair value of interest rate lock commitments recorded in prepaid and other assets. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.
5. Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment.” The Company has adopted FAS 123R using the modified prospective method. Under this method, compensation expense is being recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any granted since that date. Prior interim periods and fiscal year results were not restated. For the quarters ended September 30, 2009 and 2008, compensation expense of $18,377 and $26,270, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. No income tax benefit was recognized related to these expenses.

Part I Financial Information
Item 1
As of September 30, 2009, there was $201,897 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 3.1 years.
The Company can issue incentive stock options and nonqualified stock options under the 2000 Plan and the 2008 Plan. Generally, for incentive stock options, one-fifth of the options awarded become exercisable on the date of grant and on each of the first four anniversaries of the date of grant. The option period expires ten years from the date of grant, except for awards to individuals who own more than 10% of the Company’s outstanding stock. Awards to these individuals expire after five years from the date of grant and are exercisable at 110 percent of the market price at the date of grant.
Nonqualified stock options are granted periodically to directors and vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.
The aggregate intrinsic value of all options outstanding at September 30, 2009 was $800. The aggregate intrinsic value of all options that were exercisable at September 30, 2009 was $0.
A summary of the activity in the plan is as follows:

	Three months ended
	September 30, 2009
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	582,792	$8.54
Forfeited	(68,607)	8.48
Expired	(35,431)	7.76
Exercised	—	—
Granted	—	—

Options outstanding, end of period	478,754	$8.60

Options exercisable, end of period	373,894	$8.47
The weighted average remaining contractual life of options outstanding as of September 30, 2009 was 4.7 years. The weighted average remaining contractual life of vested options outstanding as of September 30, 2009 was 4.3 years.
No options were exercised in the three month periods ended September 30, 2009 and 2008. There were no options granted during the three-month periods ended September 30, 2009 and 2008.

Part I Financial Information
Item 1
6. The following table discloses earnings (loss) per Share for the three months ended September 30, 2009 and September 30, 2008.

		Three months ended September 30,
	2009			2008
	Income			Income
	(loss)	Shares	Per Share	(loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS Net Income (loss)	$4,199,928	7,825,147	$0.54	($901,257)	7,747,683	($0.12)

Effect of Stock Options		—	0.00		—	0.00

Diluted EPS Net Income (loss)	$4,199,928	7,825,147	$0.54	($901,257)	7,747,683	($0.12)
There were 476,254 options not considered in the diluted Earnings per Share calculation for the three-month period ended September 30, 2009, because they were not dilutive. There were 533,426 options not considered in the diluted Earnings per Share calculation for the three-month period ended September 30, 2008 because they were not dilutive.
Also not included in the Diluted Earnings per Share calculation for the three-month period ended September 30, 2009 were warrants to acquire the Company’s shares of common stock issued as part of an exchange more fully described in note 8. These warrants include a warrant to purchase 769,608 shares of common stock. This warrant is exercisable at any time before September 30, 2011 at a price equal to the lesser of (i) $4.00 per share, (ii) the offering price for shares of the Company’s common stock in any subsequent public offering or private placement, or (iii) the price of the Company’s shares in a subsequent exchange of the Company’s common stock for trust preferred debt.
These warrants also include a warrant to purchase a number of shares equal to 9.9% of any of the Company’s common stock issued in a subsequent exchange of the Company’s common stock for trust preferred debt. This warrant is exercisable at the price of the Company’s shares issued in such an exchange.
7. Fair Value: U.S. generally accepted accounting principles (U.S. GAAP) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
Securities. The fair values of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1 inputs). The fair values of mortgage-backed securities are determined through matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Loans held for sale. The fair value of loans held for sale is determined using quoted secondary market prices.
Mortgage banking pipeline derivatives. The fair value of loan commitments is measured using current market rates for the associated mortgage loans. The fair value of mandatory forward sales contracts is measured using secondary market pricing.
Warrants. Warrants to acquire the Company’s common stock are valued using a closed form option valuation model (Black-Scholes) that uses various assumptions regarding expected volatility, the expected term of the warrants, and expected dividends on the Company’s common stock.

Part I Financial Information
Item 1
Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 are summarized below:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs (Level	Inputs
	2009	(Level 1)	2)	(Level 3)
Assets:
Securities available for sale	$136,800	$136,800	$—	—
Loans held for sale	6,428,165	—	6,428,165
Mortgage-backed securities available for sale:
FNMA MBS	33,486,000	—	33,486,000	—
FHLMC MBS	22,793,000	—	22,793,000	—
GNMA MBS	4,351,000	—	4,351,000	—
Interest rate lock commitments	613,886	—	613,886

Liabilities:
Mandatory forward sales contracts	(110,203)	—	(110,203)	—
Warrants	(829,645)	—	—	(829,645)
Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2009 are summarized below:

Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$24,700,916	—	—	$24,700,916
Real estate owned	11,569,225	—	—	11,569,225
Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a carrying amount of $58.4 million. Of these, $24.7 million were carried at fair value as a result of a specific valuation allowance of $13.2 million. The fair value of collateral is usually estimated by third-party or internal appraisals of the collateral. The present value of estimated cash flows is based on internal models of expected borrower activity. The provision for loan losses related to changes in the fair value of impaired loans increased by $1.7 million during the three months ended September 30, 2009.
Real estate owned is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying amount of real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs.

Part I Financial Information
Item 1
The carrying amount and estimated fair values of financial instruments at year end were as follows:

	September 30, 2009		June 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Assets:
Cash and amounts due from depository institutions	$16,547	$16,547	$8,465	$8,465
Interest-bearing deposits	824	824	1,940	1,940
Federal funds sold	11,633	11,633	10,809	10,809
Securities held to maturity	57,000	57,021	50,000	50,000
Equity securities	137	137	103	103
Mortgage-backed securities available for sale	60,630	60,630	64,178	64,178
Loans receivable, net	653,224	656,235	668,460	667,697
Loans receivable held for sale, net	6,428	6,428	27,078	27,078
Federal Home Loan Bank stock	12,811	NA	12,811	NA
Accrued interest receivable	3,194	3,194	3,475	3,475
Mandatory forward sales contracts	—	—	699	699
Commitments to make loans intended to be sold	614	614	506	506
Warrants issued

Liabilities:
Demand deposits and passbook savings	(196,709)	(196,709)	(188,198)	(188,198)
Time deposits	(500,222)	(510,562)	(536,734)	(547,620)
Line of credit	(1,339)	(1,339)	(1,366)	(1,366)
Advances from the Federal Home Loan Bank of Cincinnati	(45,000)	(46,822)	(35,000)	(36,517)
Repurchase agreement	(50,000)	(53,000)	(50,000)	(53,900)
Subordinated debentures	(10,000)	(1,900)	(20,000)	(3,800)
Accrued interest payable	(1,156)	(1,156)	(1,379)	(1,379)
Mandatory forward sales contracts	(110)	(110)	—	—
Warrants	(830)	(830)	—	—
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
The Company used the following methods and assumptions to estimate fair value for items not described above.
Cash and amounts due from depository institutions, interest bearing deposits, and federal funds sold. The carrying amount is a reasonable estimate of fair value because of the short maturity of these instruments.

Part I Financial Information
Item 1
Loans receivable. For performing loans receivable, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.
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
Notes payable and subordinated debentures. The carrying value of the Company’s variable-rate note payable and the Company’s subordinated debt is a reasonable estimate of fair value based on the current incremental borrowing rate for similar types of borrowing arrangements adjusted for the Company’s credit risk profile.
Accrued interest receivable and accrued interest payable. The carrying amount is a reasonable estimate of the fair value.
8. Subordinated debt: On September 1, 2009, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alesco Preferred Funding IV, Ltd. (the “Alesco CDO”) and Cohen & Company Financial Management, LLC (“Cohen”). The Alesco CDO is the holder of $10.0 million principal amount trust preferred securities issued by PVF Capital Trust I (the “Trust”), and Cohen is the collateral manager for the Alesco CDO. In June 2004, the Company formed the Trust as a special purpose entity for the sole purpose of issuing $10.0 million of variable-rate trust preferred securities (the “Capital Securities”). The Company issued subordinated debentures to the Trust in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities carried a variable interest rate that adjusts to the three month LIBOR rate plus 260 basis points. The subordinated debentures were the sole asset of the Trust.

Part I Financial Information
Item 1
Under the Exchange Agreement, on September 3, 2009, the Alesco CDO exchanged its $10.0 million of trust preferred securities for consideration paid by the Company. The consideration paid by the Company consisted of (i) a cash payment of $500,000; (ii) a number of shares of Company common stock equal to $500,000 divided by the average daily closing price of the Company’s common stock for the twenty (20) business days prior to September 1, 2009 (the “Initial Shares”), equating to 205,297 shares; (iii) a warrant (“Warrant A”) to purchase 769,608 shares of Company common stock; and (iv) a warrant (“Warrant B” and together with Warrant A, the “Warrants”) to purchase a number of shares of Company common stock equal to 9.9% of any shares of Company common stock issued, exclusive of any warrant or warrant shares, in exchange for capital securities of PVF Capital Trust II (“Trust II”) in the event the Company in the future issues shares of its common stock in exchange for Trust II capital securities (see Note 12 for more information on Trust II).
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
As a result of this transaction, the Company recorded a gain of $8,561,530 included in non-interest income for the period ended September 30, 2009. The estimated fair values of Warrant A and Warrant B were estimated to be $807,780 and $21,548, respectively and are recorded in accrued expenses and other liabilities. Warrant A and Warrant B are considered to be derivatives that are not indexed to the Company’s stock and so are not recorded to equity.
The shares of stock, warrants and stock issuable upon the exercise of warrants issued in the transaction have not been registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
9. Regulatory Matters and Management’s Plans: On October 19, 2009, the Company and the Bank, each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision (the “OTS”), whereby the Company and the Bank each consented to the issuance of an Order to Cease and Desist promulgated by the OTS without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Company or the Bank.
The Bank Order requires the Bank to take certain actions including: (i) by December 31, 2009, meet and maintain a tier one (core) capital ratio of at least 8.0% and a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) adopt revisions to the Bank’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iii) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus

Part I Financial Information
Item 1
allowance for loan and lease losses by December 31, 2010; (iv) prepare a new business plan that will include the requirements contained in the Bank Order and that also will include well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (v) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vi) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the Federal Deposit Insurance Corporation; (vii) not declare or pay dividends or make any other capital distributions from the Bank without receiving prior OTS approval; (viii) not make any severance or indemnification payments without complying with regulatory requirements regarding such payments; (ix) comply with prior regulatory notification requirements for any changes in directors or senior executive officers; (x) not enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officer or director of the Bank, without first providing 30 days prior written regulatory notice of the proposed transaction; (xi) not increase any salaries, bonuses or director’s fees to directors or senior executive officers without the prior written consent of the OTS; and (xii) ensure compliance with regulatory requirements for affiliate and insider transactions.
The Company Order contains the following requirements: (i) the Company must submit a capital plan that includes, among other things, the establishment of a minimum tangible capital ratio of tangible equity capital to total tangible assets commensurate with the Company’s consolidated risk profile, and specific plans to reduce the risks to the Company from its current debt levels and debt servicing requirements; (ii) the Company shall not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any Company equity stock without the prior non-objection of the OTS, except that this provision does not apply to immaterial capital stock redemptions that arise in the normal course of the Company’s business in connection with its stock-based compensation plans; (iii) the Company shall not incur, issue, renew, roll over or increase any debt or commit to do so without the prior non-objection of the OTS (debt includes loans, bonds, cumulative preferred stock, hybrid capital instruments such as subordinated debt or trust preferred securities, and guarantees of debt); (iv) the Company may not engage in transactions with any subsidiary or affiliate without the prior non-objection of the OTS except certain transactions exempt under applicable regulations and inter-company cost-sharing transaction; and (v) the Company must comply with similar restrictions on the payment of severance and indemnification payments, prior OTS approval of directorate and management changes and prior OTS approval of employment contracts and compensation arrangements contained in the Bank Order.
The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing by the OTS.
At September 30, 2009, the Bank’s tier one (core) capital ratio was 6.70% and its total risk-based capital ratio was 10.03%. The Company has established a Capital Committee to put action plans in place to raise the Bank’s capital to the threshold specified in the Bank Order.

Part I Financial Information
Item 1
10. Other comprehensive income: Other comprehensive income (loss) components and related tax effects were as follows at September 30, 2009 and 2008:

	2009	2008
Unrealized holding gains (losses) on available for sale securities	$1,016,230		$(1,738,800)
Reclassification adjustment for losses (gains) realized in income	—		1,738,800

Net unrealized gains (losses)	1,016,230		—
Tax effect	355,681		—

Other comprehensive income	$670,711	$

Total comprehensive income (loss), which includes net income (loss) plus other comprehensive income, was $4,870,639 and $(901,257) for the three months ended September 30, 2009 and 2008.
11. Adoption of New Accounting Standards: On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance impacting Accounting Standards Codification (ASC) 805, Business Combinations, with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. This new guidance establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement does not apply to combinations between entities under common control. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adoption of this standard on the Company’s financial statements was not material.
In December 2007, the FASB issued guidance impacting ASC 810-10, Consolidation, establishing the accounting for noncontrolling interests. A noncontrolling interest, also known as a “minority interest”, is the portion of equity in a subsidiary not attributable to a parent. The objective of this statement is to improve upon the consistency of financial information that a company provides in its consolidated financial statements. Consistent with SFAS No. 141(R), SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The impact of adoption of this standard on the Company’s financial statements was not material.
Effect of Newly Issued but not yet Effective Accounting Standards
In June 2009, FASB issued guidance impacting ASC 810-10, Consolidation. The objective the new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a

Part I Financial Information
Item 1
transferor’s continuing involvement in transferred financial assets. The new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management does not expect the impact of adoption of this standard to be material.
In June 2009, FASB issued additional guidance impacting ASC 810-10, Consolidation to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The new guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management does not expect the impact of adoption of this standard to be material.
12. Subsequent events:
Exchange Agreement
On October 9, 2009, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with investors, including principally directors and officers of the Company and the Bank and certain individuals not affiliated with the Company (collectively, the “Investors”).
The Investors hold trust preferred securities with an aggregate liquidation amount of $10.0 million issued by PVF Capital Trust II (the “Trust”). In July 2006, the Company formed the Trust as a special purpose entity for the sole purpose of issuing $10.0 million of trust preferred securities (the “Capital Securities”). The Company issued subordinated debentures to the Trust in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities carry a fixed rate of 7.462% until September 15, 2011 and thereafter a variable interest rate that adjusts to the three month LIBOR rate plus 175 basis points. The subordinated debentures are the sole asset of the Trust.
The Exchange Agreement provides that on the closing date, the Investors will exchange the $10.0 million of trust preferred securities for aggregate consideration consisting of (i) $400,000 in cash, (ii) shares of common stock valued at $600,000 based on the average daily closing price of the common stock over the 20 trading days prior to the closing of the transaction (the “20-Day Average Closing Price”) and (iii) warrants to purchase 769,608 shares of common stock plus a number of shares of common stock equal to 9.9% of the shares to be issued to the investors as described in clause (ii) above. In addition, the Investors will receive additional warrants that become exercisable in the event the Company completes one or more public or private offerings of its common stock within a year. The additional warrants will give the Investors the right to acquire additional shares of common stock so that the total number of shares they could acquire under all warrants would entitle them to purchase an aggregate of 4.9% of the Company’s common stock outstanding following the offering or offerings completed during that one-year period. The exercise price for the warrants is the lesser of (i) $4.00 per share, (ii) the 20-Day Average Closing Price, or (iii) if during the term of the warrants the Company sells shares of common stock in a public or private offering, the price at which shares are sold in that offering. The Warrants are exercisable for five years following the closing.

Part I Financial Information
Item 1
Upon consummation of the transaction, the Company anticipates that the Capital Securities, common securities issued by the Trust and the Subordinated Debentures will be cancelled and will no longer be outstanding.
Consummation of the Exchange is subject to the approval of the Exchange by the shareholders of the Company pursuant to the rules and regulations of The Nasdaq Stock Market, Inc. The Company intends to submit a proposal for the approval of the Exchange to its shareholders at the Company’s upcoming 2009 annual meeting of stockholders. The directors of the Company have executed voting agreements agreeing to vote shares of Common Stock they hold in favor of the Exchange. Consummation of the Exchange also is subject to other customary closing conditions.
The shares of stock, warrants and stock issuable upon the exercise of warrants to be issued in the Exchange have not been registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
PVF Capital Corp. will file a preliminary proxy statement concerning the exchange with the Securities and Exchange Commission and expects to file and mail a definitive proxy statement to shareholders as soon as practicable. Shareholders of PVF Capital Corp. are urged to read the proxy statement when it is available because it will contain important information. Investors are able to obtain all documents filed with the SEC by PVF Capital Corp. free of charge at the SEC’s website, www.sec.gov. In addition, documents filed with the SEC by PVF Capital Corp. may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC. The directors, executive officers, and certain other members of management and employees of PVF Capital Corp. are expected to be participants in the solicitation of proxies in favor of the exchange from the shareholders of PVF Capital Corp. Information about the directors and executive officers of PVF Capital Corp. will be included in the proxy statement to be filed with the SEC.
Repurchase Agreement
On October 29, 2009, the Company received notice from the counter-party to its repurchase agreement stating that due to the regulatory capital requirements included in the Cease and Desist Orders, more fully described in Note 9, that the counter-party is entitled to declare that an Event of Default had occurred and pursue all its remedies under the repurchase agreement. The counter-party did not indicate its intention to declare the Company in default. Among its remedies, the counter-party could unwind the trade at market value. This would result in a loss to the Company of approximately $3.0 million.
Other
Management has evaluated events occurring subsequent to the balance sheet date through November 6, 2009 (the date on which the financial statements were issued) and determined no other items require adjustment in or additional disclosure to the financial statements.

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 2009 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
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
FINANCIAL CONDITION
The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. During the period, the Company funded a decrease in deposits and an increase in cash and cash equivalents with repayments of loans and short-term advances from the Federal Home Loan Bank. Additionally, the Company exchanged cash, common stock and warrants to acquire common stock in exchange for the cancellation of $10 million of subordinated debt.
In addition, the Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced. Consolidated assets of PVF were $887.1 million as of September 30, 2009, a decrease of approximately $25.1 million, or 2.8%, as compared to June 30, 2009. The Banks regulatory capital ratios for tier one core capital, tier one risk-based capital, and total risk-based capital were 6.70%, 8.77% and 10.03%, respectively, at September 30, 2009.

Part I Financial Information
Item 2
During the three months ended September 30, 2009, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $7.8 million, or 36.7%, as compared to June 30, 2009. The change in the Company’s cash, cash equivalents and federal funds sold consisted of increases to cash and federal funds sold offset by a decrease to interest-bearing deposits. The increase in cash and cash equivalents resulted from the Bank’s borrowing of a Federal Home Loan Bank advance of $10 million dollars at the end of the quarter in order to maintain sufficient liquidity for the origination of loans receivable held for sale and is in accordance with the Bank’s decision to maintain higher cash balances in order to bolster the Company’s liquidity.
Mortgage-backed securities available for sale decreased by $3.5 million as the result of the purchase of $1.5 million in mortgage-backed securities, the principal repayment of $6.0 million, and a positive market valuation adjustment of $1.0 million for securities held for sale.
Securities held to maturity increased by $7.0 million during the three months ended September 30, 2009 as a result of the Bank purchasing agency securities for investment and to pledge as collateral against the repurchase agreement.
Loans receivable, net, decreased by $15.2 million, or 2.3%, during the three months ended September 30, 2009. The decrease in loans receivable included decreases to multi-family residential, land, commercial equity line of credit, construction residential, construction multi-family, construction commercial loans, and consumer loans, partially offset by increases to one-to-four family, commercial, and home equity line of credit loans. The increase to commercial real estate loans was primarily the result of commercial construction loans converted to permanent financing.
Following is a breakdown of loans receivable at September 30, 2009 and June 30, 2009:

	September 30,	June 30,
	2009	2009
Real estate mortgages:
One-to-four family residential	$160,353,613	$158,955,714
Home equity line of credit	88,946,898	88,406,791
Multi-family residential	56,749,908	58,568,073
Commercial	195,256,770	192,114,887
Commercial equity line of credit	44,181,563	46,286,802
Land	60,308,532	60,922,130
Construction — residential	32,656,177	39,237,333
Construction — multi-family	4,944,559	5,211,399
Construction — commercial	16,684,318	20,381,398

Total real estate mortgages	660,082,338	670,084,527
Non-real estate loans	26,881,146	32,155,056

Total loans receivable	686,963,484	702,239,583
Net deferred loan origination fees	(1,915,363)	(2,296,349)

Allowance for loan losses	(31,823,982)	(31,483,205)

Loans receivable, net	$653,224,139	$668,460,029

Part I Financial Information
Item 2
Park View Federal Savings Bank does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. All one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to the loan committee for approval. Any exposure the Bank may have to these types of loans is immaterial and insignificant.
The decrease of $20.6 million in loans receivable held for sale is the result of timing differences between the origination and the sale of loans.
Real estate owned activity for the current three month period consisted of the addition of 4 single-family properties and one commercial property totaling approximately $1.7 million offset by the disposal of 10 single-family properties, one parcel of land, and 2 commercial properties that had a carrying amount totaling $1.7 million. The Bank incurred a loss of approximately $90,000 on the disposition of these properties. At September 30, 2009 the Bank had 39 properties totaling $11.6 million in real estate owned. The real estate owned included 21 single-family properties, 13 parcels of land, and 5 commercial properties.
Deposits decreased by $28.0 million, or 3.9%, primarily as a result of the maturity of $25.0 million in brokered deposits partially offset by modest increases to retail certificates of deposit and other transactional accounts. The increase of $10.0 million in short-term advances from the Federal Home Loan Bank of Cincinnati was the result of the Bank borrowing funds to maintain sufficient liquidity for the origination of loans receivable held for sale.
The decrease in subordinated debentures is the result of the previously mentioned transaction in which the Company entered into an exchange agreement whereby the Company paid $500,000 in cash, and issued $500,000 in common stock and warrants valued at $800,000 in exchange for the cancellation of $10.0 million of the Trust Preferred Obligation of PVF Capital Trust I. This transaction resulted in a pretax gain of $8.6 million.
The increase in advances from borrowers for taxes and insurance of $2.5 million is attributable to timing differences between the collection and payment of taxes and insurance.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS
Three months ended September 30, 2009,
compared to three months ended
September 30, 2008.
PVF’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, the collectibility of loans, and deposit flows. Net interest income also includes amortization of loan origination fees, net of origination costs.
PVF’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. In addition, net income is affected by the level of operating expenses, loan loss provisions and costs associated with the acquisition, maintenance and disposal of real estate.
The Company’s net income for the three months ended September 30, 2009 was $4,199,900 as compared to a loss of $901,200 for the prior year comparable period. This represents an increase of $5,101,100 when compared with the prior year comparable period. The primary reason the Company was profitable for the period was a gain on an exchange the Company entered into during the period, resulting in the cancellation of $10 million of subordinated debt.
Net interest income for the three months ended September 30, 2009 decreased by $826,400, or 15.6%, as compared to the prior year comparable period. This resulted from a decrease of $2,493,500, or 20.0%, in interest income partially offset by a decrease of $1,667,100, or 23.2%, in interest expense. The decrease in net interest income was attributable to a decline of 39 basis points in the interest-rate spread for the quarter ended September 30, 2009 as compared to the prior year comparable period. The decrease in interest-rate spread resulted from increases in nonperforming loans in addition to lower market rates on interest earning assets.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The following table presents comparative information for the three months ended September 30, 2009 and 2008 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities (dollars in thousands).

	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets

Loans (1)	$732,889	$9,157	5.00%	$721,682	$11,412	6.33%
Mortgage-backed securities	58,866	663	4.51%	54,994	700	5.09%
Investments and other	37,548	177	1.89%	39,157	379	3.87%

Total interest-earning assets	829,303	9,997	4.82%	815,833	12,491	6.12%

Non-interest-earning assets	60,342			70,627

Total Assets	$889,645			$886,460

Interest-bearing liabilities

Deposits	$689,037	$4,358	2.53%	$676,187	$5,943	3.52%
Borrowings	90,042	912	4.05%	87,553	920	4.20%
Subordinated debt	16,957	250	5.90%	20,000	325	6.50%

Total interest-bearing liabilities	797,412	5,520	2.77%	783,740	7,188	3.67%

Non-interest-bearing liabilities	38,366			33,127

Total liabilities	$837,445			$816,867

Shareholders’ equity	52,200			69,593

Total liabilities and shareholders’ equity	$889,645			$886,460

Net interest income		$4,477			$5,303

Interest-rate spread			2.05%			2.46%

Yield on interest-earning assets			2.16%			2.60%

Interest-earning assets to interest-bearing liabilities	104.00%			104.09%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the three months ended September 30, 2009, a provision for loan losses of $1,760,000 was recorded, while a provision for loan losses of $691,000 was recorded in the prior year comparable period. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. The allowance for loan losses consists of a specific component and a general component.
Following is a breakdown of the valuation allowances:

	September 30, 2009	June 30, 2009
General valuation allowance	$14,927,162	$15,071,653
Specific valuation allowance	16,896,743	16,411,552

Total valuation allowance	$31,823,905	$31,483,205

Management’s approach includes establishing a specific valuation allowance by evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management established a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on historical loss experience, trends based on changes to non-performing loans and foreclosure activity, and a subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Company’s loss experience for each category. Historical loss percentages are calculated as transfers from the general reserve to the specific reserve, indicating a loss has been incurred, for each risk category during the past 12 months and dividing the total by the average balance of each category. Presently, historical loss percentages are updated on a monthly basis using a 12-month rolling average. Subjective adjustments are made to the Bank’s historical experience when deemed necessary by management.
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
The Company continues to aggressively review and monitor its loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends, and loan collateral valuation in order to identify impaired loans. This analysis is performed so that management can identify all troubled loans and loan relationships as well as deteriorating loans and loan relationships. As a result of this review detailed action plans are developed to either resolve or liquidate the loan and end the borrowing relationship.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The following table provides statistical measures of non-performing assets:

	September 30,	June 30,
	2009	2009
	(Dollars in thousands)
Loans on non-accruing status (1):
Real estate mortgages:
One-to-four family residential	$16,494	$15,551
Commercial	16,294	13,140
Multi-family residential (2)	371	371
Construction and land (2)	40,710	39,757
Non real estate	1,042	943

Total loans on non-accrual status:	$74,911	$69,762

Ratio of non-performing loans to total loans	10.90%	10.03%

Other non-performing assets (3)	$11,569	$11,608

Total non-performing assets	$86,480	$81,370

Total non-performing assets to total assets	9.75%	8.92%

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Two loans totaling $3,308,500 were reclassified from multi-family residential to construction and land for the period ended June 30, 2009.

(3)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.
The levels of non-accruing loans at June 30, 2009 and September 30, 2009 are attributable to poor current local and economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. The Company has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Company has seen a significant increase in non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, the Company’s primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Of the $74.9 million and $69.8 million in non-accruing loans at September 30, 2009 and June 30, 2009, $58.4 million and $58.6 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent collection of loan principal was in doubt, specific loss reserves were established. The evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through this process, specific loss reserves were established related to these loans outstanding at September 30, 2009 and June 30, 2009 of $12,339,379 and $12,684,241, respectively.
The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $3.1 million and $2.1 million were established for these loans as of September 30, 2009 and June 30, 2009, respectively.
There are $15.6 million and $4.4 million in performing loans for which the Company has established specific loan loss reserves as of September 30, 2009 and June 30, 2009. These loans are collateralized by various forms of one-to-four family real estate, non-residential real estate or residential construction. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $1.5 million and $1.6 million were established for these loans as of September 30, 2009 and June 30, 2009, respectively.
For the three months ended September 30, 2009, non-interest income increased by $10,905,000 from the prior year comparable period. This resulted primarily from the Company entering into an exchange agreement whereby the Company paid $500,000 in cash, and issued $500,000 in common stock and warrants valued at $800,000 in exchange for the cancellation of $10.0 million of the Trust Preferred Obligation of PVF Capital Trust I. This transaction resulted in a pretax gain of $8,561,500. In addition, income from mortgage banking activities increased by $597,000 as a result of increased loan refinance activity resulting from cyclically low market rates in the current period. In the three month period ended September 30, 2008, the Company recorded an impairment loss on FHLMC and FNMA preferred stock totaling $1,738,800. Other, net increased by 129,700 primarily due to income generated by the Company’s partnership interest in a Title Company. These increases were partially offset by increases to losses on real estate owned of $76,700, and declines in income on bank-owned life insurance (“BOLI”) of $32,500, and service and other fees of $12,700.
During these periods, the Company pursued a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing.
The decline in earnings on BOLI is the result of the Bank transferring the balances held in separate accounts from investment in mortgage-backed securities to money market accounts because of market volatility. The earnings of the money market account were insufficient to offset the cost of the insurance for most of the current period. The Bank was able to restructure its investment in BOLI in the current three month period, transferring the balances from money market accounts into separate accounts generating earnings in excess of the cost of insurance.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
Non-interest expense for the three months ended September 30, 2009 increased by $1,300,500, or 26.3%, from the prior year comparable period. This resulted from an increase in outside services of $777,400, federal deposit insurance of $374,300, and an increase in real estate owned expense of $593,300, partially offset by decreases in compensation and benefits of 316,300, office occupancy and equipment of $28,500 and other, net of $99,700.
The increase in outside services is due to increased consulting fees. The increase in the cost of FDIC insurance is due to a change in risk rating for the Bank and higher assessment rates charged on deposits, while the increase to real estate owned expense is attributable to the acquisition and maintenance of properties acquired through foreclosure.
The federal income tax provision for the three-month period ended September 30, 2009 represented an effective rate of 33.8% for the current period compared to a negative effective rate of 34.0% for the prior year comparable period.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s liquidity measures its ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, purchase securities, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments in a cost-effective manner. The primary sources of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans, repurchase agreements, and advances from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and local competition. The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. Additional sources of funds include lines of credit available from the FHLB.
During the current period the Company enhanced its liquidity position by using payments received on loans and mortgage-backed securities to repay the decrease in deposits and increase cash and cash equivalents. Management believes the Company maintains sufficient liquidity to meet current operational needs.
The holding company, PVF Capital Corp., has certain ongoing cash needs primarily related to trust preferred securities and the payment of dividends to stockholders. During the Dec 2008 quarter, the Company elected to defer interest payments on the trust preferred securities and suspend the payment of cash dividends to stockholders. As previously stated, the Company has entered into an exchange agreement whereby the Company paid $500,000 in cash, and issued $500,000 in common

Part I Financial Information
Item 2
LIQUIDITY AND CAPITAL RESOURCES continued
stock and warrants valued at $800,000 in exchange for the cancellation of $10.0 million of the Trust Preferred Obligation of PVF Capital Trust I. Additionally, the Company has entered into an agreement to exchange cash, common shares and warrants to acquire common shares for the $10.0 million Trust Preferred Obligation of PVF Capital Trust II. The Company anticipates that the Capital Securities, common securities issued by the Trust and the Subordinated Debentures will be cancelled and will no longer be outstanding. This transaction is pending shareholder approval, and is expected to be completed in December 2009 and to result in a pretax gain of approximately $8.7 million. The completion of both transactions will result in an annual reduction in cash paid for interest expense of approximately $1.1 million. Cash dividends to stockholders totaled $77,700 for the three months ended September 30, 2008. Cash at the holding company totaled $420,900 at September 30, 2009.
On October 19, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision (the “OTS”). Under the Order, the Bank may not declare or pay dividends or make any other capital distributions from the Bank without receiving prior OTS approval. The Company shall not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any Company equity stock without the prior non-objection of the OTS. The Company has withdrawn its application to participate in the U.S. Treasury’s Capital Purchase Program.
Item 3
QUANTITATIVE AND QUALTITATIVE DISCLOSURES ABOUT MARKET RISK
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
During most of the three-month period ended September 30, 2009, declining short-term rates, competitive local market demand for deposits has resulted in a decrease to the Bank’s cost of funds, while the yield on interest-earning assets has declined due to decreases in short-term borrowing rates along with increases in impaired loans, resulting in a decrease in interest-rate spread. The compression of interest-rate spread is a function of a flatter yield curve for much of the period. Although the yield curve has returned to a more traditional positive slope during the current quarter, there remains a lag between market rates and the re-pricing of interest-earning assets and interest-bearing liabilities. The Company’s strategy is to keep the maturities of interest-earning assets and interest-bearing liabilities short. Management’s efforts are focused on mitigating the impact of the shape of the yield curve on the interest-rate spread.

Part I Financial Information
Item 4
CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended: (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except as set forth in its Annual Report on Form 10-K for the year ended June 30, 2009.
Part II Other Information
Item 1. Legal Proceedings. N/A
Item 1A. Risk Factors
For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission on September 28, 2009. As of September 30, 2009, the risk factors of the Company have not changed materially from those reported in the Form 10-K except as set forth below.
The Company and the Bank are subject to restrictions and conditions of Cease and Desist Orders issued by the Office of Thrift Supervision. Both entities have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Cease and Desist Orders. Failure to comply with the Cease and Desist Orders could result in additional enforcement action against us.
The Office of Thrift Supervision has issued Cease and Desist Orders against PVF and Park View Federal. The Cease and Desist Orders contain a number of significant directives, including higher capital requirements, requirements to reduce the level of classified and criticized assets, growth and operating restrictions, restrictions on brokered deposits and

Part II Other Information continued
restrictions on dividend payments. These restrictions may impede the Company’s ability to operate its own business and to effectively compete in our markets. If we fail to comply with the terms and conditions of the Cease and Desist Orders, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of further operating restrictions or directing us to seek a merger partner. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Cease and Desist Orders, and we will incur ongoing expenses attributable to compliance with the terms of the orders. It is possible regulatory compliance expenses related to the Cease and Desist Orders could have a material adverse impact on us in the future. In addition, the Office of Thrift Supervision must approve any deviation from our business plan, which could limit our ability to make any changes to our business, which could negatively impact the scope and flexibility of our business activities. Further, the imposition of the Cease and Desist Orders may make it more difficult to attract and retain qualified employees. While we plan to take appropriate actions and intend to seek to have the Cease and Desist Orders terminated in the future, such actions may not result in the Office of Thrift Supervision terminating the Cease and Desist Orders.
Our classified asset levels currently are not sufficient to achieve compliance with the classified asset levels we must meet by December 31, 2010.
The Office of Thrift Supervision has directed Park View Federal to reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010. At September 30, 2009, we did not meet these requirements and our levels of adversely classified assets and adversely classified assets and assets designated as special mention to core capital plus allowance for loan and lease losses were 1.40% and 1.73%, respectively. We do not expect to achieve compliance with these classified asset ratios prior to December 31, 2010. If we fail to meet the required classified asset ratios by December 31, 2010, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of further operating restrictions. The Office of Thrift Supervision also could also direct us to seek a merger partner.
Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.
When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a

Part II Other Information continued
significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $31.8 million, or 4.82% of total loans outstanding and 42.5% of nonperforming loans, at September 30, 2009. Our allowance for loan losses at September 30, 2009 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at September 30, 2009, we had 31 loan relationships with outstanding balances that exceeded $3.0 million, all of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.
A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.
Since 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past two years, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, these efforts may not succeed in restoring industry, economic or market conditions and may result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including PVF, are numerous and include (i) worsening credit quality, leading among other things to increases in loan losses and reserves, (ii) continued or worsening disruption and volatility in financial markets, leading to among other things, continuing reductions in asset values, (iii) capital and liquidity concerns regarding financial institutions generally, (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (v) recessionary conditions that are deeper or last longer than currently anticipated.

Part II Other Information continued
The current economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.
Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our market area in particular. In the current recession, the national economy has experienced a general economic downturn, with rising unemployment levels, declines in real estate values and erosion in consumer confidence. Our primary market area has also been negatively impacted by the current economic recession. From September 2008 to August 2009, unemployment rates in the Cleveland-Elyria-Mentor metropolitan statistical area increased from 6.5% to 8.9%. In addition, our primary market area has also experienced a softening of the local real estate market, a reduction in local property values and a decline in the local manufacturing industry, which employs many of our borrowers. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in our primary market area, the greater Cleveland metropolitan area and the surrounding areas. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would decrease our earnings and further increase the capital required to comply with the Cease and Desist Orders. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.
Increased and/or special FDIC assessments will hurt our earnings
Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to 5 basis points on each institution’s assets minus tier one (core) capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $430,581. In addition, the FDIC may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution’s assets minus tier one (core) capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund

Part II Other Information continued
reserve ratio due to institution failures. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC will further hurt our earnings.
In lieu of imposing a special assessment, the FDIC has proposed that all institutions prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. This pre-payment would be due on December 30, 2009. Under the proposal, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. If the FDIC adopts this proposal, we would be required to make a payment of approximately $6.0 million to the FDIC on December 30, 2009. We would record this payment as a prepaid expense and amortize the expense over three years.
The Bank has been notified by the counterparty to a repurchase agreement that the counterparty is entitled to declare that an event of default has occurred under the repurchase agreement. If the counterparty were to declare a default and pursue its remedies, the Bank could incur an expense of approximately $3.0 million related to the early termination of the repurchase transaction.
The Bank is a party to a repurchase agreement, pursuant to which it has sold $50.0 million in securities to a counterparty with an obligation to repurchase such securities at a later date. The Bank’s obligation to repurchase securities is fully collateralized by the securities sold to the counterparty under obligation to repurchase. This transaction provides additional liquidity to the Bank at an imputed interest rate to the Bank of 4.99%. The Bank has been notified by the counterparty that as a result of the Bank’s failure to remain “well capitalized,” as described in the repurchase agreement, the counterparty is entitled to declare that an event of default has occurred under the agreement. While the counterparty has not at this time declared that an event of default has occurred, if it were to elect to do so and pursue its remedies under the repurchase agreement, it would be entitled to seize and sell the collateral it holds and use the proceeds from such sale to satisfy amounts owed it under the repurchase agreement. In such event, because market interest rates are below the imputed interest rate in the repurchase transaction, the Bank estimates based on current market rates that it could incur an expense of approximately $3.0 million related to the early termination of the repurchase transaction.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
(a)	N/A
(b)	N/A
(c)	The Company did not repurchase its equity securities during the period ended September 30, 2009:
Item 3. Defaults Upon Senior Securities. N/A
Item 4. Submission of Matters to a Vote of Security Holders. N/A

Part II Other Information continued
Item 5. Other Information. N/A.

Item 6.	(a) Exhibits
4.1	Form of Common Stock Warrant issued to Alesco Preferred Funding IV, Ltd.

4.2	Form of Common Stock Warrant issued to Alesco Preferred Funding IV, Ltd.

10.1	Exchange Agreement by and among Alesco Preferred Funding IV, Ltd., Cohen & Company Financial Management, LLC and PVF Capital Corp., dated September 1, 2009

10.2	Joint Cancellation Direction and Release by and among PVF Capital Corp., PVF Capital Trust I and The Bank of New York Mellon, dated September 3, 2009

10.3	Exchange Agreement between PVF Capital Corp., Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington Jr. and Richard R. Hollington, III, dated October 9, 2009

10.4	Stipulation and Consent to the Issuance of an Order to Cease and Desist between Park View Federal Savings Bank and the Office of Thrift Supervision (1)

10.5	Order to Cease and Desist issued by the Office of Thrift Supervision for Park View Federal Savings Bank (1)

10.6	Stipulation and Consent to the Issuance of an Order to Cease and Desist between PVF Capital Corp. and the Office of Thrift Supervision (1)

10.7	Order to Cease and Desist issued by the Office of Thrift Supervision for PVF Capital Corp. (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2009 (Commission File No. 0-24948).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)
Date: November 6, 2009	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer (Duly authorized officer)

/s/ Edward B. Debevec
Edward B. Debevec
Treasurer (Principal financial officer)