Form 10-Q
period 2009-12-31
PVF CAPITAL CORP
filed 2010-01-29
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	7,979,120

(Class)	(Outstanding at January 27, 2010)

PVF CAPITAL CORP.

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	June 30,
	unaudited	2009
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$17,580,652	$8,464,544
Interest bearing deposits	20,080,664	1,939,514
Federal funds sold	5,000,000	10,809,000

Total cash and cash equivalents	42,661,316	21,213,058
Securities available for sale	86,800	102,800
Securities held to maturity (fair values of $55,019,235 and $49,999,939, respectively)	55,000,000	49,999,939
Mortgage-backed securities available for sale	57,432,775	64,177,633
Loans receivable held for sale, net	7,181,067	27,078,472
Loans receivable, net of allowance of $29,912,830 and $31,483,205, respectively	626,438,196	668,460,029
Office properties and equipment, net	8,207,998	8,624,496
Real estate owned, net	12,089,581	11,607,758
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank owned life insurance	22,992,255	22,894,013
Prepaid expenses and other assets	24,396,289	25,239,535

Total Assets	$869,297,377	$912,208,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$682,891,213	$724,931,569
Note Payable	1,312,778	1,366,111
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	10,000,000	20,000,000
Advances from borrowers for taxes and insurance	12,828,249	9,555,137
Accrued expenses and other liabilities	23,687,421	21,850,819

Total Liabilities	815,719,661	862,703,636

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,451,845 and 8,246,548 shares issued, respectively	84,518	82,465
Additional paid-in-capital	69,967,939	69,377,852
Retained earnings (accumulated deficit)	(13,619,619)	(16,538,515)
Accumulated other comprehensive income	982,025	420,542
Treasury stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	53,577,716	49,505,197

Total Liabilities and Stockholders’ Equity	$869,297,377	$912,208,833

See accompanying notes to consolidated financial statements

Part I Financial Informaton
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest and dividends income
Loans	$9,139,271	$10,928,594	$18,296,290	$22,340,835
Mortgage-backed securities	693,222	687,260	1,356,627	1,387,533
Federal Home Loan Bank stock dividends	145,309	158,871	305,009	329,428
Securities	31,417	162,911	41,311	283,970
Federal funds sold and interest bearing deposits	3,006	25,791	10,399	112,584

Total interest and dividends income	10,012,225	11,963,427	20,009,636	24,454,350

Interest expense
Deposits	3,763,458	6,249,819	8,121,990	12,192,372
Short-term borrowings	50	700	50	9,799
Long-term borrowings	911,835	912,877	1,823,932	1,823,591
Subordinated debt	194,640	346,109	444,739	671,554

Total interest expense	4,869,983	7,509,505	10,390,711	14,697,316

Net interest income	5,142,242	4,453,922	9,618,925	9,757,034

Provision for loan losses	2,250,000	3,641,000	4,010,000	4,332,000

Net interest income after provision for loan losses	2,892,242	812,922	5,608,925	5,425,034

Noninterest income, net
Service and other fees	181,499	177,546	347,083	355,800
Mortgage banking activities, net	1,451,477	420,478	2,506,204	878,177
Increase (decrease) in cash surrender value of bank owned life insurance	77,849	(56,215)	98,242	(3,289)
Impairment of securities	—	(102,400)	0	(1,841,200)
Gain (loss) on real estate owned	(140,420)	(73,078)	(159,533)	(86,486)
Provision for real estate owned losses	(430,773)	—	(501,773)	—
Gain on sale of mortgage-backed securities available for sale	—	665,929	0	665,929
Gain on the cancelation of subordinated debt	—	—	8,561,530	0
Other, net	189,239	147,296	340,962	169,261

Total noninterest income, net	1,328,871	1,179,556	11,192,715	138,192

Noninterest expense
Compensation and benefits	2,372,132	3,015,544	4,613,811	5,573,559
Office occupancy and equipment	646,888	698,928	1,325,155	1,405,678
Outside services	492,911	469,900	1,345,269	856,732
Federal deposit insurance premium	737,812	140,696	1,303,545	332,099
Real estate owned expense	665,496	538,396	1,447,685	727,311
Other	1,111,605	1,151,551	2,227,479	2,055,253

Total noninterest expense	6,026,844	6,015,015	12,262,944	10,950,632

Income (loss) before federal income tax provision	(1,805,731)	(4,022,537)	4,538,696	(5,387,406)

Federal income tax provision (benefit)	(524,700)	(1,301,000)	1,619,800	(1,764,612)

Net income (loss)	(1,281,031)	(2,721,537)	2,918,896	(3,622,794)

Basic earnings (loss) per share	$(0.16)	$(0.35)	$0.37	$(0.47)

Diluted earnings (loss) per share	$(0.16)	$(0.35)	$0.37	$(0.47)

Dividends declared per common share	$0.000	$0.000	$0.000	$0.010

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
Operating Activities
Net income (loss)	$2,918,897	($3,622,794)
Adjustments to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	174,533	16,497
Depreciation and amortization	467,449	606,009
Provision for loan losses	4,010,000	4,332,000
Provision for real estate owned losses	501,773	0
Impairment of securites	0	1,841,200
Accretion of deferred loan origination fees, net	(602,134)	(307,506)
Gain on cancellation of subordinated debt	(8,561,530)	0
(Gain) loss on sale of loans receivable held for sale, net	(2,955,167)	(171,878)
(Gain) loss on sale of mortgage-backed securities held for sale, net	0	(665,929)
Loss on disposal of real estate owned, net	159,533	86,486
Market adjustment for loans held for sale	59,052	(160,320)
Change in fair value of mortgage banking derivatives	639,594	(237,995)
Stock compensation	92,140	152,009
Federal Home Loan Bank stock dividends	0	(170,500)
Change in accrued interest on securities, loans, and borrowings, net	296,336	1,052,708
Origination of loans receivable held for sale, net	(114,467,163)	(20,265,561)
Sale of loans receivable held for sale, net	135,391,742	23,901,504
(Increase) decrease in cash surrender value of bank owned life insurance	(98,242)	3,289
Net change in other assets and other liabilities	2,885,136	(306,949)

Net cash from operating activities	20,911,949	6,082,270

Investing Activities
Loan repayments and originations, net	35,023,718	(22,381,391)
Principal repayments on mortgage-backed securities available for sale	8,938,773	1,912,965
Purchase of mortgage-backed securities available for sale	(1,501,775)	(67,967,811)
Sale of mortgage-backed securities	0	65,090,007
Purchase of securities held to maturity	(112,000,000)	(10,000,000)
Maturities of securities held to maturity	107,000,000	7,580,000
Proceeds from sale of real estate owned	2,447,120	5,269,654
Additions to office properties and equipment, net	(50,951)	(410,824)

Net cash from investing activities	39,856,885	(20,907,400)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	7,888,905	(3,708,706)
Net increase (decrease) in time deposits	(49,929,261)	40,763,751
Net increase in advances from borrowers for taxes and insurance	3,273,112	1,977,540
Net increase (decrease) in short-term Federal Home Loan Bank advances	0	(9,000,000)
Repayment of note payable	(53,333)	0
Net proceeds from line of credit	0	425,000
Payment in exchange for cancellation of subordinated debt	(500,000)	0
Cash dividend paid	0	(97,173)

Net cash from financing activities	(39,320,577)	30,360,412

Net increase in cash and cash equivalents	21,448,258	15,535,282

Cash and cash equivalents at beginning of period	21,213,058	17,804,394

Cash and cash equivalents at end of period	$42,661,316	$33,339,676

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$10,553,661	$13,767,342
Cash payments of income taxes	$0	$0

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$3,088,476	$10,793,213

Supplemental noncash financing activity:
Common stock and warrants exchanged for cancellation of debt	$1,329,328	$0
See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1
PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended
December 31, 2009 and 2008
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2009 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. For reasons more fully described in Note 10 to these interim financial statements, the Company’s auditors added an explanatory paragraph to its opinion on the Company’s June 30, 2009 consolidated financial statements expressing substantial doubt about the ability of the Company to continue as a going concern. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2010. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). The Company’s common stock is traded on the NASDAQ CAPITAL MARKET under the symbol PVFC.
2. Securities available for sale: The Company’s securities available-for-sale consists of floating rate preferred stock issued by the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). For the three and six months ended December 31, 2008, the Company recognized a respective $102,400 and $1,841,200 pre-tax charge for the other-than-temporary decline in fair value of this stock.
On September 7, 2008, the U.S. Treasury Department and the Federal Housing Finance Agency announced that FNMA and FHLMC had been placed into conservatorship. Dividends on the preferred shares of the entities have been suspended.
The fair value of the Company’s holdings of these securities was $86,800 at December 31, 2009 and $102,800 at June 30, 2009. The Company’s written-down cost basis in these securities was $47,600.

Part I Financial Information
Item 1
As of December 31, 2009, the fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
FNMA mortgage-backed securities	$31,084,760	$761,507	$(17,390)	$31,828,877
FHLMC mortgage-backed securities	21,254,568	605,743	—	21,860,311
GNMA mortgage-backed securities	3,644,728	98,859	—	3,743,587

Total	$55,984,056	$1,466,109	$(17,390)	$57,432,775

The carrying amount, unrealized gains and losses, and fair value of mortgage-backed securities available for sale at June 30, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
FNMA mortgage-backed securities	$32,999,418	$262,310	$(17,721)	$33,244,007
FHLMC mortgage-backed securities	26,029,802	256,223	—	26,286,025
GNMA mortgage-backed securities	4,566,428	81,173	—	4,647,601

Total	$63,595,648	$599,706	$(17,721)	$64,177,633

None of the Company’s securities available for sale mature at a single maturity date.
Securities held to maturity: As of December 31, 2009, the amortized cost, the related gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
U.S Treasury	$50,000,000	$—	$—	$50,000,000
FNMA debenture	5,000,000	19,235	—	5,019,235

Total	$55,000,000	$19,235	$—	$55,019,235

Part I Financial Information
Item 1
The Company’s U.S. Treasury security matured on January 14, 2009. The FNMA debenture is callable quarterly beginning June 28, 2010 and matures in 2014.
Securities held to maturity at June 30, 2009 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	Loss	Value
U.S. government treasury securities	$49,999,939	$—	$—	$49,999,939

Securities held to maturity are represented by two securities, each with a maturity date of July 2, 2009.
3. Loans Receivable:
Loans receivable at December 31, 2009 and June 30, 2009 consist of the following:

	December 31,	June 30,
	2009	2009
Real estate mortgages:
One-to-four family residential	$157,205,143	$158,260,119
Home equity line of credit	87,337,153	88,538,739
Multi-family residential	55,503,164	58,291,094
Commercial	204,989,577	191,099,881
Commercial equity line of credit	35,025,323	46,276,418
Land	58,129,539	60,818,227
Construction — residential	20,805,950	39,070,316
Construction — multi-family	3,747,334	5,200,155
Construction — commercial	9,030,364	20,233,229

Total real estate mortgages	631,773,547	667,788,178
Non-real estate loans	24,577,479	32,155,056

Total loans receivable	656,351,026	699,943,234

Allowance for loan losses	(29,912,830)	(31,483,205)

Loans receivable, net	$626,438,196	$668,460,029

A summary of the changes in the allowance for loan losses for the three and six months ended December 31, 2009 and 2008 is as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	Dec. 31,2009	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2008
Beginning balance	$31,823,982	$8,843,278	$31,483,205	$9,653,972
Provision for loan losses	2,250,000	3,641,000	4,010,000	4,332,000
Charge-offs	(4,161,152)	(1,484,270)	(5,580,375)	(2,985,964)
Recoveries	—	—	—	—

Ending balance	$29,912,830	$11,000,008	$29,912,830	$11,000,008

Part I Financial Information
Item 1
The following table provides statistical measures of non-performing assets:

	December 31,	June 30,
	2009	2009
	(Dollars in thousands)
Loans on non-accruing status (1):
Real estate mortgages:
One-to-four family residential	$18,669	$15,551
Commercial	16,463	13,140
Multi-family residential (2)	—	371
Construction and land (2)	36,295	39,757
Non real estate	584	943

Total loans on non-accrual status:	72,011	69,762

Loans past due 90 days, still on accrual status:
Real estate mortgages:
Commercial	152	—
Construction and land	1,180	729

Total non-performing loans	$73,343	$70,491

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Two loans totaling $3,308,500 were reclassified from multi-family residential to construction and land for the period ended June 30, 2009.
At December 31, 2009 and June 30, 2009, the recorded investment in loans, which have individually been identified as being impaired, totaled $53,341,840 and $54,211,000, respectively. Included in the impaired amount at December 31, 2009 and June 30, 2009 is $28,164,944 and $40,535,752, respectively, related to loans with a corresponding valuation allowance of $10,801,127 and $12,684,241, respectively. At December 31, 2009 and June 30, 2009, $25,176,896 and $18,047,807 of impaired loans had no allowance for loan losses allocated.
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

	Six Months Ended
	December 31,
	2009	2008
Servicing rights:
Beginning of period	$6,097,861	$4,398,783
Additions	1,868,939	244,521
Amortized to expense	(1,026,105)	(712,478)

End of period	$6,940,695	$3,930,826

Part I Financial Information
Item 1

	Three Months Ended
	December 31,
	2009	2008
Servicing rights:
Beginning of period	$6,619,595	$4,210,419
Additions	856,137	72,462
Amortized to expense	(535,037)	(352,055)

End of period	$6,940,695	$3,930,826

Mortgage banking activities, net as presented in the consolidated statements of operations consist of the following. These amounts do not include non-interest expense related to mortgage banking activities.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Mortgage loan servicing fees	$641,584	$507,783	$1,275,788	$1,020,463

Amortization and impairment of mortgage loan servicing rights	(535,037)	(352,056)	(1,026,105)	(712,479)

Loan origination and sales activity	1,344,930	264,751	2,256,521	570,193

Mortgage banking activities, net	$1,451,477	$420,478	$2,506,204	$878,177

At December 31, 2009 and June 30, 2009, the Bank had interest rate-lock commitments on $30,265,073 and $48,161,785 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of December 31, 2009 and June 30, 2009 was estimated to be $521,272 and $505,810, respectively, which is included in prepaid expenses and other assets in the consolidated statements of financial position. To mitigate the interest rate risk represented by these interest rate-lock commitments the Bank entered into contracts to sell mortgage loans of $24,950,000 and $42,620,000 as of December 31, 2009 and June 30, 2009. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at December 31, 2009 and June 30, 2009 was estimated to be $43,909 and $698,965, respectively. These amounts are (netted against) added to the fair value of interest rate lock commitments recorded in prepaid and other assets. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.
5. Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under ASC 718, “Share Based Payment.” The Company has adopted ASC 718 using the modified prospective method. Under this method, compensation expense is being recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any granted since that date. Prior interim periods and fiscal year results were not restated. For the quarters ended December 31, 2009 and 2008, compensation expense of

Part I Financial Information
Item 1
$73,763 and $125,739, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the six months ended December 31, 2009 and 2008, compensation expense of $92,140 and $152,009, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the six months ended December 31, 2009 and 2008 income tax benefits of $8,575 and $21,954 respectively, were recognized related to these expenses.
As of December 31, 2009, there was $240,234 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 2.7 years.
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
The aggregate intrinsic value of all options outstanding at December 31, 2009 was $3,600. The aggregate intrinsic value of all options that were exercisable at December 31, 2009 was $2,300.
A summary of the activity in the plan is as follows:

	Six months ended
	December 31, 2009
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	582,792	$8.54
Forfeited	(94,669)	8.79
Expired	(35,431)	7.76
Exercised	—	—
Granted	115,000	1.91

Options outstanding, end of period	567,692	$7.20

Options exercisable, end of period	428,572	$7.46
The weighted average remaining contractual life of options outstanding as of December 31, 2009 was 5.7 years. The weighted average remaining contractual life of vested options outstanding as of December 31, 2009 was 5.0 years.
No options were exercised in the three month periods ended December 31, 2009 and 2008.

Part I Financial Information
Item 1
The fair value for stock options granted during the six months ended December 31, 2009, which consisted of individual grants in October, November and December 2009, was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

2008
Expected average risk-free interest rate	3.40%
Expected average life (in years)	10.00
Expected volatility	34.13%
Expected dividend yield	0%
The weighted average fair value of these grants was $0.97 per option. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.
6. The following table discloses earnings (loss) per Share for the three and six months ended December 31, 2009 and December 31, 2008.

			Three months ended December 31,
	2009			2008
	Income			Income
	(loss)	Shares	Per Share	(loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS Net Income (loss)	($1,281,031)	7,979,120	($0.16)	($2,721,538)	7,773,823	($0.35)

Effect of Stock Options		4,293	0.00		—	0.00

Diluted EPS Net Income (loss)	($1,281,031)	7,983,413	($0.16)	($2,721,538)	7,773,823	($0.35)

			Six months ended December 31,
	2009			2008
	Income			Income
	(loss)	Shares	Per Share	(loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS Net Income (loss)	$2,918,896	7,891,136	$0.37	($3,622,794)	7,773,823	($0.47)

Effect of Stock Options		2,147	0.00		0	0.00

Diluted EPS Net Income (loss)	$2,918,896	7,893,283	$0.37	($3,622,794)	7,773,823	($0.47)

Part I Financial Information
Item 1
There were 452,692 options not considered in the diluted earnings per share calculation for the three and six-month periods ended December 31, 2009, because they were not dilutive. There were 589,762 options not considered in the diluted earnings per share calculation for the three- and six-month periods ended December 31, 2008, because they were not dilutive.
Also not included in the diluted earnings per share calculation for the three- and six-month period ended December 31, 2009 were warrants to acquire the Company’s shares of common stock issued as part of an exchange more fully described in Note 8. These warrants include a warrant to purchase 769,608 shares of common stock. This warrant is exercisable at any time before September 30, 2011 at a price equal to the lesser of (i) $4.00 per share, (ii) the offering price for shares of the Company’s common stock in any subsequent public offering or private placement, or (iii) the price of the Company’s shares in a subsequent exchange of the Company’s common stock for trust preferred debt.
These warrants also include a warrant to purchase a number of shares equal to 9.9% of any of the Company’s common stock issued in a subsequent exchange of the Company’s common stock for trust preferred debt. This warrant is exercisable at the price of the Company’s shares issued in such an exchange. The warrants are not considered to be dilutive for the periods presented because the exercise price of the warrants was more than the average market price during the period.
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
Securities and Mortgage-backed Securities (MBS). The fair values of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1 inputs). The fair values of mortgage-backed securities are determined through matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Part I Financial Information
Item 1
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
Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized below:

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$86,800	$86,800	$—	—
Loans held for sale	7,181,067	—	7,181,067
Mortgage-backed securities available for sale:
FNMA MBS	31,828,877	—	31,828,877	—
FHLMC MBS	21,860,311	—	21,860,311	—
GNMA MBS	3,743,587	—	3,743,587	—
Interest rate lock Commitments	521,272	—	521,272
Mandatory forward sales Contracts	43,909	—	43,909	—
Liabilities:
Warrants	(829,645)	—	—	(829,645)
Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2009 are summarized below:

Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$17,363,817	—	—	$17,363,817
Real estate owned	12,089,581	—	—	12,089,581
Impaired loans, which are usually measured for impairment using the fair value of the collateral, had an unpaid principal of $53,341,840. Of these, $28,164,943 were carried at a fair value of $17,363,817 as a result of a specific valuation allowance

Part I Financial Information
Item 1
of $10,801,127. The fair value of collateral is usually estimated by third-party or internal appraisals of the collateral. The present value of estimated cash flows is based on internal models of expected borrower activity. The provision for loan losses related to changes in the fair value of impaired loans was $3.5 million during the six months ended December 31, 2009.
Real estate owned is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying amount of real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs.
The carrying amount and estimated fair values of financial instruments at year end were as follows:

	December 31, 2009		June 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Assets:
Cash and amounts due from depository institutions	$17,581	$17,581	$8,465	$8,465
Interest-bearing deposits	20,081	20,081	1,940	1,940
Federal funds sold	5,000	5,000	10,809	10,809
Securities held to maturity	55,000	55,019	50,000	50,000
Equity securities	87	87	103	103
Mortgage-backed securities available for sale	57,433	57,433	64,178	64,178
Loans receivable, net	626,438	629,326	668,460	667,697
Loans receivable held for sale, net	7,181	7,181	27,078	27,078
Federal Home Loan Bank stock	12,811	NA	12,811	NA
Accrued interest receivable	3,016	3,016	3,475	3,475
Mandatory forward sales contracts	44	44	699	699
Commitments to make loans intended to be sold	521	521	506	506
Warrants issued

Liabilities:
Demand deposits and passbook savings	(196,086)	(196,086)	(188,198)	(188,198)
Time deposits	(486,805)	(496,868)	(536,734)	(547,620)
Note payable	(1,313)	(1,313)	(1,366)	(1,366)
Advances from the Federal Home Loan Bank of Cincinnati	(35,000)	(36,562)	(35,000)	(36,517)
Repurchase agreement	(50,000)	(53,524)	(50,000)	(53,900)
Subordinated debentures	(10,000)	(1,900)	(20,000)	(3,800)
Accrued interest payable	(1,213)	(1,156)	(1,379)	(1,379)
Warrants	(830)	(830)	—	—
The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimates of fair

Part I Financial Information
Item 1
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
Note payable. The carrying amount is a reasonable estimate of the fair value.
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
8. Subordinated debt: On September 1, 2009, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alesco Preferred Funding IV, Ltd. (the “Alesco CDO”) and Cohen & Company Financial Management, LLC (“Cohen”). The Alesco CDO was the holder of $10.0 million principal amount trust preferred securities issued by PVF Capital Trust I (the “Trust”), and Cohen was the collateral manager for the Alesco CDO. In June 2004, the Company formed the Trust as a special purpose entity for the sole purpose of issuing $10.0 million of variable-rate trust preferred securities (the “Capital Securities”). The Company issued subordinated debentures to the Trust in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities carried a variable interest rate that adjusted to the three month LIBOR rate plus 260 basis points. The subordinated debentures were the sole asset of the Trust.

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
As a result of this transaction, the Company recorded a gain of $8,561,530 included in non-interest income for the six-month period ended December 31, 2009. The estimated fair values of Warrant A and Warrant B were estimated to be $807,780 and $21,548, respectively and are recorded in accrued expenses and other liabilities. Warrant A and Warrant B are considered to be derivatives that are not indexed to the Company’s stock and so are not recorded to equity.
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

Part I Financial Information
Item 1
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
Consummation of the Exchange is subject to the approval of the Exchange by the shareholders of the Company pursuant to the rules and regulations of The Nasdaq Stock Market, Inc. The Company has submitted a proposal for the approval of the Exchange to its shareholders at the Company’s upcoming 2009 annual meeting of stockholders to be held January 29, 2010. The directors of the Company have executed voting agreements agreeing to vote shares of Common Stock they hold in favor of the Exchange. Consummation of the Exchange also is subject to other customary closing conditions.
The shares of stock, warrants and stock issuable upon the exercise of warrants to be issued in the Exchange have not been registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
9. Repurchase Agreement: On October 29, 2009, the Company received notice from the counter-party to its repurchase agreement stating that due to the regulatory capital requirements included in the Cease and Desist Orders, more fully described in Note 10, that the counterparty is entitled to declare that an event of Default had occurred and pursue all its remedies under the repurchase agreement. The counter-party did not indicate its intention to declare the Company in default. Among its remedies, the counter-party could unwind the trade at market value. This would result in a pre-tax charge to the earnings of the Company of approximately $3,524,000.
10. Regulatory Matters and Management’s Plans: On October 19, 2009, the Company and the Bank, each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision (the “OTS”), whereby the Company and the Bank each consented to the issuance of an Order to Cease and Desist promulgated by the OTS without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Company or the Bank.
The Bank Order requires the Bank to take certain actions including: (i) by December 31, 2009, meet and maintain a tier one (core) capital ratio of at least 8.0% and a total risk-based capital ratio of at least 12.0% after the funding of an adequate

Part I Financial Information
Item 1
allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) adopt revisions to the Bank’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iii) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (iv) prepare a new business plan that will include the requirements contained in the Bank Order and that also will include well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (v) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vi) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the Federal Deposit Insurance Corporation; (vii) not declare or pay dividends or make any other capital distributions from the Bank without receiving prior OTS approval; (viii) not make any severance or indemnification payments without complying with regulatory requirements regarding such payments; (ix) comply with prior regulatory notification requirements for any changes in directors or senior executive officers; (x) not enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officer or director of the Bank, without first providing 30 days prior written regulatory notice of the proposed transaction; (xi) not increase any salaries, bonuses or director’s fees to directors or senior executive officers without the prior written consent of the OTS; and (xii) ensure compliance with regulatory requirements for affiliate and insider transactions.
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
At December 31, 2009, the Bank’s tier one (core) capital ratio was 7.15% and its total risk-based capital ratio was 10.74%. The Company has established a Capital Committee to put action plans in place to raise the Bank’s capital to the threshold specified in the Bank Order.

Part I Financial Information
Item 1
The Company believes it has complied with all of the reporting and submission requirements of the Cease and Desist Orders, but not the higher capital ratio requirements discussed below, and will continue to work to comply with all such requirements in the future. The Company has developed and submitted a capital plan and a business plan which plans contemplate a proposed rights offering of common stock and a first calendar quarter 2010 closing date and which is being reviewed by the Office of Thrift Supervision. A registration statement has been filed with the Securities Exchange Commission relating to the proposed rights offering of common stock, but has not yet become effective. Although the Company did not comply with the higher capital ratio requirements by the December 31, 2009 required date, based on informal discussions with the Office of Thrift Supervision and due to the pendency of the proposed rights offering of common stock, management does not expect that any additional material restrictions or penalties will be imposed by the Office of Thrift Supervision as a result of not complying with the December 31, 2009 deadline, assuming the Company is able to raise sufficient capital in the proposed rights offering. A registration statement relating to these securities to be sold in the proposed rights offering has been filed with the Securities and Exchange Commission but has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.
11. Other comprehensive income: Other comprehensive income (loss) components and related tax effects were as follows at December 31, 2009 and 2008:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Unrealized holding gains (losses) on available for sale securities	$(165,496)	$1,239,521	$850,734	$(499,279)
Reclassification adjustment for losses (gains)realized in income	—	(563,529)	—	1,175,271

Net unrealized gains (losses)	(165,496)	675,992	850,734	675,992
Tax effect	(56,268)	229,837	289,251	229,837

Other comprehensive income (loss)	$(109,228)	$446,155	$561,483	$446,155

Total comprehensive income (loss), which includes net income (loss) plus other comprehensive income, was $3,480,379 and $(3,176,639) for the six months ended December 31, 2009 and 2008.
12. Adoption of New Accounting Standards: On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance impacting Accounting Standards Codification (ASC) 805, Business Combinations, with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. This new guidance establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement does not apply to combinations between entities under common control. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adoption of this standard on the Company’s financial statements was not material.

Part I Financial Information
Item 1
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
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260-10). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method. ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued by the Company in this fiscal year and interim periods within this year. The effect of adopting this new guidance was not material as the Company’s unvested share-based payment awards do not contain non-forfeitable rights to dividends or dividend equivalents.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value. This Update provides amendments to ASC 820 for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this guidance also clarify that both a quoted price for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period (including interim periods) beginning after issuance. The impact of adoption of this new guidance was not material as the Company does not carry any liabilities at fair value.
Effect of Newly Issued but not yet Effective Accounting Standards
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in

Part I Financial Information
Item 1
accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The effect of adopting this new guidance is not expected to be material as the Company does not have any qualifying special purpose entities and the other provisions of the new guidance are to be applied prospectively.
Also in June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance is not expected to be material.
13. Subsequent events: Management has evaluated events occurring subsequent to the balance sheet date through January 29, 2010 (the date on which the financial statements were issued) and determined no other items require adjustment in or additional disclosure to the financial statements.

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended December 31, 2009 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
FORWARD-LOOKING STATEMENTS
When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect the Company’s results are discussed below under “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K under “Item 1A. Risk Factors” and in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 under “Item 1A. Risk Factors.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
FINANCIAL CONDITION
The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. During the period, the Company funded a decrease in deposits and an increase in cash and cash equivalents with the repayments of loans. Additionally, the Company exchanged cash, common stock and warrants to acquire common stock in exchange for the cancellation of $10 million of subordinated debt.
The Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced. Consolidated assets of PVF were $869.3 million as of December 31, 2009, a decrease of approximately $42.9 million, or 4.7%, as compared to June 30, 2009. The Bank’s regulatory capital ratios for tier one core capital, tier one risk-based

Part I Financial Information
Item 2
capital, and total risk-based capital were 7.15%, 9.48% and 10.74%, respectively, at December 31, 2009.
During the six months ended December 31, 2009, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $21.4 million, or 101.1%, as compared to June 30, 2009. The change in the Company’s cash, cash equivalents and federal funds sold consisted of increases to cash and interest bearing deposits offset by a decrease to federal funds sold. The increase in cash and cash equivalents resulted from the repayment of loans receivable, the sale of loans receivable held for sale, and the repayment of mortgage-backed securities available for sale in the current period and was partially offset by a decline in deposits and an increase in securities held to maturity. The increase to cash and cash equivalents is in accordance with the Bank’s decision to maintain higher cash balances in order to bolster the Company’s liquidity.
Mortgage-backed securities available for sale decreased by $6.7 million as the result of the purchase of $1.5 million in mortgage-backed securities, the principal repayment of $8.9 million, and a positive market valuation adjustment of $0.9 million for securities held for sale.
Securities held to maturity increased by $5.0 million during the six months ended December 31, 2009 as a result of the Bank purchasing agency securities for investment and to pledge as collateral against the repurchase agreement.
Loans receivable, net, decreased by $42.0 million, or 6.3%, during the six months ended December 31, 2009. The decrease in loans receivable included decreases in all loan categories except for an increase to commercial real estate loans. The increase to commercial real estate loans was the result of commercial construction loans and commercial equity line of credit loans being converted to permanent financing. There has been very little new loan portfolio origination as the Company addresses its asset quality issues and works to reposition its balance sheet and strengthen its capital ratios.
Park View Federal Savings Bank does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. All one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to the loan committee for approval. Any exposure the Bank may have to these types of loans is immaterial and insignificant.
The decrease of $19.9 million in loans receivable held for sale is the result of timing differences between the origination and the sale of loans.
Real estate owned activity for the current six month period consisted of the addition of 10 single-family properties, one parcel of land and one commercial property totaling approximately $3.6 million offset by the disposal of 15 single-family properties, 3 parcels of land, and 2 commercial properties that had a carrying amount totaling $2.6 million. The Bank incurred a loss of approximately $159,500 on the disposition of these properties. The Bank also recorded impairment of $502,000 on the carrying amount of real estate still in inventory at December 31, 2009. At December 31, 2009, the Bank had 39 properties totaling $12.1 million in real estate owned. The real estate owned included 21 single-family properties, 12 parcels of land, and 6 commercial properties.

Part I Financial Information
Item 2
Deposits decreased by $42.0 million, or 5.8%, primarily as a result of the maturity of $35.0 million in brokered deposits coupled with modest decreases to retail certificates of deposit and other transactional accounts.
The decrease in subordinated debentures is the result of the previously mentioned transaction in which the Company entered into an exchange agreement whereby the Company paid $500,000 in cash, and issued $500,000 in common stock and warrants valued at $830,000 in exchange for the cancellation of $10.0 million of the Trust Preferred Obligation of PVF Capital Trust I. This transaction resulted in a pretax gain of $8.6 million.
The increase in advances from borrowers for taxes and insurance of $3.3 million is attributable to timing differences between the collection and payment of taxes and insurance. The increase of $1.8 million in accrued expenses and other liabilities is the result of timing differences between the collection and remittance of funds received on loan serviced for investors.
Park View Federal’s regulatory capital ratios improved during the quarter. Under newly passed legislation, the Company elected to carry back its 2009 net operating loss. As part of the Worker, Home Ownership, and Business Assistance Act of 2009, taxpayers with net operating losses were permitted to elect to offset these losses against income earned in up to five prior years. Typically, a net operating loss can be carried back for only two years. As a result of this change in the income tax laws, PVF Capital Corp. and its subsidiaries were able to offset all their net operating losses against historical income. Under Office of Thrift Supervision regulations, a portion of Park View Federal’s deferred tax asset, amounting to $4.25 million at September 30, 2009, was required to be excluded from Park View Federal’s tier one (core) and risk-based capital. The effect of this change in tax laws and its election by the Company was to increase Park View Federal’s capital ratios since this portion of its deferred tax asset is no longer required to be excluded. Park View Federal’s tier one (core) and total risk-based capital ratios at December 31, 2009 were 7.15% and 10.74%, respectively.

Part I Financial Information
Item 2

RESULTS OF OPERATIONS
Three months ended December 31, 2009,
compared to three months ended
December 31, 2008.
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
The Company’s net loss for the three months ended December 31, 2009 was $1,281,000 as compared to a loss of $2,721,537 for the prior year comparable period.
Net interest income for the three months ended December 31, 2009 increased by $688,300, or 15.5%, as compared to the prior year comparable period. This resulted from a decrease of $1,951,200, or 16.3%, in interest income which was more than offset by a decrease of $2,639,500, or 35.15%, in interest expense. The increase in net interest income was attributable to an increase of 46 basis points in the interest-rate spread for the quarter ended December 31, 2009 as compared to the prior year comparable period. The increase in interest-rate spread resulted primarily from a decrease of 142 basis points in rates paid on deposits in the current period. This decrease resulted in an overall decline of 128 basis points on the cost of interest bearing liabilities and more that offset the decrease of 82 basis points on interest earning assets.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The following table presents comparative information for the three months ended December 31, 2009 and 2008 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities (dollars in thousands).

	December 31, 2009			December 31, 2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets

Loans(1)	$687,658	$9,139	5.32%	$736,767	$10,929	5.93%
Mortgage-backed securities	59,724	693	4.64%	57,190	687	4.81%
Investments and other	79,764	180	0.90%	51,277	347	2.71%

Total interest-earning assets	827,146	10,012	4.84%	845,234	11,963	5.66%

Non-interest-earning assets	51,043			58,912

Total Assets	$878,189			$904,146

Interest-bearing liabilities

Deposits	$694,234	$3,763	2.17%	$697,093	$6,249	3.59%
Borrowings	86,436	912	4.22%	86,375	913	4.23%
Subordinated debt	10,000	195	7.80%	20,000	347	6.94%

Total interest-bearing liabilities	790,670	4,870	2.46%	803,468	7,509	3.74%

Non-interest-bearing liabilities	33,283			33,679

Total liabilities	823,953			837,147

Stockholders’ Equity	54,236			66,999

Total liabilities and stockholders’ equity	$878,189			$904,146

Net interest income		$5,142			$4,454

Interest-rate spread			2.38%			1.92%

Yield on interest-earning assets			2.49%			2.11%

Interest-earning assets to interest-bearing liabilities	104.61%			105.20%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the three months ended December 31, 2009, a provision for loan losses of $2,250,000 was recorded, while a provision for loan losses of $3,641,000 was recorded in the prior year comparable period. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. The allowance for loan losses consists of a specific component and a general component.
Following is a breakdown of the valuation allowances:

	December 31, 2009	June 30, 2009
General valuation allowance	$15,584,765	$15,071,653
Specific valuation allowance	14,328,065	16,411,552

Total valuation allowance	$29,912,830	$31,483,205

The allowance for loan losses was 4.56% of loans outstanding at December 31, 2009 compared with 4.50% at June 30, 2009. The general valuation portion of the allowance was 2.67% and 2.61% of performing loans at December 31, 2009 and June 30, 2009, respectively.
Management’s approach includes establishing a specific valuation allowance by evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management established a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on historical loss experience, trends based on changes to non-performing loans and foreclosure activity, and a subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Company’s loss experience for each category. Historical loss percentages are calculated based on transfers from the general reserve to the specific reserve, indicating a loss has been incurred, for each risk category during the past 6 months and dividing the total by the average balance of each category. Presently, historical loss percentages are updated on a monthly basis using a 6-month rolling average. Subjective adjustments are made to the Bank’s historical experience including consideration of trends in delinquencies and classified loans, portfolio growth, national and local economic and business conditions including unemployment, bankruptcy and foreclosures and effectiveness of credit administration as appropriate.
A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses. The current period provision for loan losses reflects the continued level of elevated charge-offs during the period.
Based on recent trends and management’s factors, the Company has experienced an increase to the general valuation allowance allocation to the 1-4 family loan pools and commercial real estate pools and a decline to the allocation to the land loan pool as compared with June 30, 2009.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
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
Non-performing assets at December 31, 2009 and June 30, 2009 were as follows:

	Dec. 31, 2009	June 30, 2009
Total non-performing loans	$73,343	$70,491

Other non-performing assets (1)	12,090	11,608

Total non-performing assets	$85,433	$82,099

Ratio of non-performing loans to total loans	11.17%	10.07%

Total non-performing assets to total assets	9.83%	9.00%

(1)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.
The levels of non-performing loans at December 31, 2009 and June 30, 2009 are attributable to poor current local and economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. The Company has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Company has seen a significant increase in non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, the Company’s primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Of the $72.0 million and $69.8 million in non-accruing loans at December 31, 2009 and June 30, 2009, $53.3 million and $54.2 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent collection of loan principal was in doubt, specific loss reserves were established. The evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through this process, specific loss reserves were established related to these loans outstanding at December 31, 2009 and June 30, 2009 of $10,801,127 or 20.3% and $12,684,241 or 21.6%, respectively.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $3.2 million or 17.1% and $2.1 million or 13.5% were established for these loans as of December 31, 2009 and June 30, 2009, respectively.
There are $2.1 million and $4.4 million in performing loans for which the Company has established specific loan loss reserves as of December 31, 2009 and June 30, 2009. These loans are collateralized by various forms of one-to-four family real estate, non-residential real estate or residential construction. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $0.3 million and $1.6 million were established for these loans as of December 31, 2009 and June 30, 2009, respectively. The Company was accruing interest on $23.5 million and $47.1 million of adversely classified loans at December 31, 2009 and June 30, 2009, respectively.
For the three months ended December 31, 2009, non-interest income increased by $149,300 from the prior year comparable period. This resulted primarily from an increase in income from mortgage banking activities of $1,031,000 attributable to increased loan refinance activity resulting from cyclically low market rates in the current period. During these periods, the Company pursued a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. Additionally, income on bank-owned life insurance (“BOLI”) increased by $134,100 and service and other fees increased by $4,000. Other, net increased by $41,900 primarily due to income generated by the Company’s partnership interest in a Title Company. In the three month period ended December 31, 2008, the Company recorded an impairment loss on FHLMC and FNMA preferred stock totaling $102,400. These increases were partially offset by increases to losses on real estate owned of $498,100. In the three month period ended December 31, 2008, the Company recorded a gain on the sale of mortgage-backed securities available for sale of $665,900.
In quarter ended September 30, 2009, the Bank was able to restructure its investment in BOLI, transferring the balances from money market accounts into separate accounts generating earnings in excess of the cost of insurance. The Bank realized the full benefit of this restructuring in the current period. In the prior period, the earnings of the money market account were insufficient to offset the cost of the insurance.
Non-interest expense for the three months ended December 31, 2009 increased by $11,800, or 0.2%, from the prior year comparable period. This resulted from an increase in federal deposit insurance of $597,100, an increase in real estate owned expense of $127,100, and an increase in outside services of $23,000, that was partially offset by decreases in compensation and benefits of $643,400, office occupancy and equipment of $52,000 and other, net of $40,000.
The increase in the cost of FDIC insurance is due to a change in risk rating for the Bank and higher assessment rates charged on deposits, while the increase to real estate owned expense is attributable to the acquisition and maintenance of properties acquired through foreclosure.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The federal income tax provision for the three-month period ended December 31, 2009 represented a negative effective rate of 29.0% for the current period compared to a negative effective rate of 32.3% for the prior year comparable period. The effective rate in the current period was reduced due to the increased proportion of pre-tax income consisting of an increase in the cash surrender value of BOLI.

RESULTS OF OPERATIONS	Six months ended December 31, 2009,
compared to six months ended
December 31, 2008.
The Company’s net income for the six months ended December 31, 2009 was $2,918,900 as compared to a loss of $3,622,800 for the prior year comparable period. This represents an increase of $6,541,700 when compared with the prior year comparable period. The primary reason the Company was profitable for the period was the $8,561,350 gain on an exchange the Company entered into during the period, resulting in the cancellation of $10 million of subordinated debt.
Net interest income for the six months ended December 31, 2009 decreased by $138,100, or 1.4%, as compared to the prior year comparable period. This resulted from a decrease of $4,444,700, or 18.2%, in interest income partially offset by a decrease of $4,306,600, or 29.3%, in interest expense. The decrease in net interest income was attributable to a decrease in the average balance of interest earning assets partially offset by a 6 basis point increase in the interest-rate spread for the quarter ended December 31, 2009 as compared to the prior year comparable period. The increase in interest-rate spread resulted primarily from a decrease of 124 basis points in rates paid on deposits in the current period. This decrease resulted in an overall decline of 111 basis points on the cost of interest bearing liabilities and more that offset the decrease of 105 basis points on interest earning assets.
The following table presents comparative information for the six months ended December 31, 2009 and 2008 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities. Net interest income is affected by the interest-rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities (dollars in thousands).

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued

	December 31, 2009			December 31, 2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets

Loans (1)	$695,698	$18,296	5.26%	$733,792	$22,341	6.09%
Mortgage-backed securities	61,278	1,357	4.43%	56,092	1,387	4.95%
Investments and other	74,389	357	0.96%	45,217	726	3.21%

Total interest-earning assets	831,365	20,010	4.81%	835,101	24,454	5.86%

Non-interest-earning assets	58,164			56,797

Total Assets	$889,529			$891,898

Interest-bearing liabilities

Deposits	$703,001	$8,122	2.31%	$686,640	$12,192	3.55%
Borrowings	86,450	1,824	4.22%	87,079	1,833	4.28%
Subordinated debt	13,478	445	6.60%	20,000	672	6.72%

Total interest-bearing liabilities	802,929	10,391	2.59%	793,719	14,697	3.70%

Non-interest-bearing liabilities	33,941			30,488

Total liabilities	836,870			824,207

Stockholders’ Equity	52,659			67,691

Total liabilities and stockholders’ equity	$889,529			$891,898

Net interest income		$9,619			$9,757

Interest-rate spread			2.22%			2.16%

Yield on interest-earning assets			2.31%			2.34%

Interest-earning assets to interest-bearing liabilities	103.54%			105.21%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.
For the six months ended December 31, 2008, a provision for loan losses of $4,010,000 was recorded, while a provision for loan losses of $4,332,000 was recorded in the prior year comparable period. The current period provision for loan losses reflects increases to specific loan loss reserves, adjustments to historical loan loss percentages based upon the methodology described previously and the elevated level of charge-offs during the current period. For the six-month period ended December 31, 2008, the Bank increased loss factors by collateral type in order to reflect recent increases in historical losses.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the six months ended December 31, 2009, non-interest income increased by $11,054,500 from the prior year comparable period. This resulted primarily from the Company entering into an exchange agreement whereby the Company paid $500,000 in cash, and issued $500,000 in common stock and warrants valued at $830,000 in exchange for the cancellation of $10.0 million of the Trust Preferred Obligation of PVF Capital Trust I. This transaction resulted in a pretax gain of $8,561,500. In addition, income from mortgage banking activities increased by $1,628,000 as a result of increased loan refinance activity resulting from cyclically low market rates in the current period. Other, net increased by $171,700 primarily due to income generated by the Company’s partnership interest in a Title Company. Additionally, income on bank-owned life insurance (“BOLI”) increased by $101,500. These increases were partially offset by increases to provision for losses and losses on real estate owned of $574,800 and a decline in service and other fees of $8,700. In the six month period ended December 31, 2008, the Company recorded an impairment loss on FHLMC and FNMA preferred stock totaling $1,841,200. In the six month period ended December 31, 2008, the Company recorded a gain on the sale of mortgage-backed securities available for sale of $665,900.
The gain on the sale of mortgage-backed securities in the prior period is the result of sharply declining market rates that resulted in an opportunity for the Bank to sell mortgage-backed securities at an attractive market premium. During the prior period the Bank reclassified its mortgage-backed securities portfolio from held to maturity to available for sale.
In the current six month period, the Bank was able to restructure its investment in BOLI, transferring the balances from money market accounts into separate accounts generating earnings in excess of the cost of insurance. In the prior period, the earnings of the money market account were insufficient to offset the cost of the insurance.
Non-interest expense for the six months ended December 31, 2009 increased by $1,312,300, or 12.0%, from the prior year comparable period. This resulted from an increase in federal deposit insurance of $971,400, an increase in real estate owned expense of $720,400, an increase in outside services of $488,500, and an increase in other, net of $172,200, that was partially offset by decreases in compensation and benefits of $959,700, and office occupancy and equipment of $80,500.
The increase in the cost of FDIC insurance is due to a change in risk rating for the Bank and higher assessment rates charged on deposits, while the increase to real estate owned expense is attributable to the acquisition and maintenance of properties acquired through foreclosure.
The federal income tax provision for the six-month period ended December 31, 2009 represented an effective rate of 35.7% for the current period compared to an effective rate of a negative 32.8% for the prior year comparable period. The effective rate in the current period was higher due to permanent federal income tax differences resulting from expenses recorded to compensation expense on vesting stock options.

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
During the current period the Company enhanced its liquidity position by using payments received on loans and mortgage-backed securities to redeem brokered certificates of deposit and increase cash and cash equivalents. Management believes the Company maintains sufficient liquidity to meet current operational needs.
The holding company, PVF Capital Corp., has certain ongoing cash needs primarily related to trust preferred securities and the payment of dividends to stockholders. During the December 2008 quarter, the Company elected to defer interest payments on the trust preferred securities and suspend the payment of cash dividends to stockholders. As previously stated, the Company completed its exchange agreement whereby the Company paid $500,000 in cash, and issued $500,000 in common stock and warrants valued at $830,000 in exchange for the cancellation of $10.0 million of the Trust Preferred Obligation of PVF Capital Trust I. Additionally, the Company has entered into an agreement to exchange cash, common shares and warrants to acquire common shares for the $10.0 million Trust Preferred Obligation of PVF Capital Trust II. The Company anticipates that the securities issued by the Trust and the Subordinated Debentures will be cancelled and will no longer be outstanding. This transaction is pending shareholder approval at the annual shareholders meeting on January 29, 2010. If approved, this transaction is expected to be completed in February 2010 and result in a pretax gain of approximately $8.7 million. The completion of both transactions will result in an annual reduction in cash paid for interest expense of approximately $1.1 million. Cash dividends to stockholders totaled $97,173 for the six months ended December 31, 2008. Cash at the holding company totaled $420,900 at December 31, 2009.
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

Part I Financial Information
Item 4
CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended: (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except as set forth in its Annual Report on Form 10-K for the year ended June 30, 2009.
Part II Other Information

Item 1.	Legal Proceedings. N/A

Item 1A.	Risk Factors
For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended June 30, 2009 and Risk Factors in the Company’s Form 10-Q for the quarter ended September 30, 2009. As of December 31, 2009, the risk factors of the Company have not changed materially from those reported in the Form 10-K and previously filed Form 10-Q except as set forth below.
We are subject to restrictions and conditions of Cease and Desist Orders issued by the Office of Thrift Supervision. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Cease and Desist Orders. Failure to comply with the Cease and Desist Orders could result in additional enforcement action against us.
The Office of Thrift Supervision has issued Cease and Desist Orders against PVF and Park View Federal. The Cease and Desist Orders contain a number of significant directives, including higher capital requirements, requirements to reduce the level of our classified and criticized assets, growth and operating restrictions, restrictions on brokered deposits, and restrictions on dividend payments. These restrictions may impede our ability to operate our own business and to effectively compete in our markets. If we fail to comply with the terms and conditions of the

Part II Other Information continued
Cease and Desist Orders, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of further operating restrictions, directing us to seek a merger partner or to liquidate Park View Federal. With exception to the higher capital ratio requirement, we have complied to date with all requirements of the Cease and Desist Orders and we will continue to work to comply with all such requirements in the future. As of the date of this prospectus, we have submitted a capital plan and a business plan which plans contemplate the Company’s proposed rights offering and a first calendar quarter 2010 closing date and which is being reviewed by the Office of Thrift Supervision. We have also submitted to the Office of Thrift Supervision our reduction targets for our adversely classified assets.
We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Cease and Desist Orders, and we will incur ongoing expenses attributable to compliance with the terms of the orders. It is possible regulatory compliance expenses related to the Cease and Desist Orders could have a material adverse impact on us in the future.
In addition, the Office of Thrift Supervision must approve any deviation from our business plan, which could limit our ability to make any changes to our business, which could negatively impact the scope and flexibility of our business activities. Further, the imposition of the Cease and Desist Orders, including certain restrictions on severance and indemnification payments and employment and compensation arrangements, may make it more difficult to attract and retain qualified employees. While we plan to take appropriate actions and intend to seek to have the Cease and Desist Orders terminated in the future, such actions may not result in the Office of Thrift Supervision terminating the Cease and Desist Orders.
Our capital levels were not sufficient to achieve compliance with the higher capital requirements by December 31, 2009 and any capital cushion in the future may not be sufficient to absorb additional loan or other losses and maintain compliance with these higher capital requirements.
The Office of Thrift Supervision has directed Park View Federal to raise its tier one (core) capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009. We have submitted a capital plan and a business plan which plans contemplate the Company’s proposed rights offering and a first calendar quarter 2010 closing date and which is being reviewed by the Office of Thrift Supervision. Although we did not comply with the higher capital ratio requirements by the December 31, 2009 required date, based on informal discussions with the Office of Thrift Supervision and due to the pendency of the rights offering, management does not expect that any additional material restrictions or penalties will be imposed by the Office of Thrift Supervision as a result of not complying with the December 31, 2009 deadline, assuming we are able to raise sufficient capital in the rights offering.
Our classified asset levels currently are not sufficient to achieve compliance with the classified asset levels we must meet by December 31, 2010.
The Office of Thrift Supervision has directed Park View Federal to reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010. At December 31, 2009, we did not meet these requirements and our levels of adversely classified assets and adversely classified assets and assets designated as special

Part II Other Information continued
mention to core capital plus allowance for loan and lease losses were 119.9% and 130.5% , respectively. We do not expect to achieve compliance with these classified asset ratios prior to December 31, 2010. If we fail to meet the required classified asset ratios by December 31, 2010, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of further operating restrictions. The Office of Thrift Supervision could also direct us to seek a merger partner or liquidate Park View Federal.
Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.
When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $29.9 million, or 4.56% of total loans outstanding and 40.8% of nonperforming loans, at December 31, 2009. Our allowance for loan losses at December 31, 2009 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2009, we had 29 loan relationships that were performing according to their original terms with outstanding balances that exceeded $3.0 million. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.
A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.
Since 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past two years, with falling home prices, increasing foreclosures and

Part II Other Information continued
increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of 21 other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, these efforts may not succeed in restoring industry, economic or market conditions and may result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including PVF, are numerous and include (i) worsening credit quality, leading among other things to increases in loan losses and reserves, (ii) continued or worsening disruption and volatility in financial markets, leading to, among other things, continuing reductions in asset values, (iii) capital and liquidity concerns regarding financial institutions generally, (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (v) recessionary conditions that are deeper or last longer than currently anticipated.
The current economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.
Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our market area in particular. In the current recession, the national economy has experienced a general economic downturn, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Our primary market area has also been negatively impacted by the current economic recession. From November 2008 to November 2009, unemployment rates in the Cleveland-Elyria-Mentor metropolitan statistical area increased from 6.6% to 9.0%. In addition, our primary market area has also experienced a softening of the local real estate market, a reduction in local property values and a decline in the local manufacturing industry, which employs many of our borrowers. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in our primary market area, the greater Cleveland metropolitan area and the surrounding areas. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would decrease our earnings and further increase the capital required to comply with the Cease and Desist Orders. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.
Our emphasis on construction and commercial real estate lending and land loans may expose us to increased lending risks.
At December 31, 2009, we had $205.0 million in loans secured by commercial real estate, $33.6 million in real estate construction loans, which included $20.8 million in residential construction loans, $3.8 million in loans for the

Part II Other Information continued
construction of multi-family properties and $9.0 million for the construction of commercial properties and $58.1 million in loans secured by land. Commercial real estate loans, construction loans and land loans represented 31.2%, 5.1% and 8.9%, respectively, of our loan portfolio. At December 31, 2009, we had $15.1 million of reserves specifically allocated to these loan types. While commercial real estate, construction and land loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.
Our adjustable-rate mortgage loans may expose us to increased lending risks.
At December 31, 2009, we had $574.7 million in adjustable-rate mortgage loans, or 86.2% of our total loan portfolio. In addition, $327.5 million, or 57.0% of our adjustable-rate mortgage loans will have interest rate adjustments on or prior to December 31, 2010. While adjustable-rate loans better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers upon an interest rate adjustment in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.
PVF’s financial condition and results of operations are dependent on the economy in Park View Federal’s market area.
Park View Federal’s market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. As of December 31, 2009, management estimates that more than 90% of deposits and 90% of loans came from its market area. Because of Park View Federal’s concentration of business activities in its market area, PVF’s financial condition and results of operations depend upon economic conditions in its market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Ohio could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Part II Other Information continued
Increased and/or special Federal Deposit Insurance Corporation assessments will hurt our earnings.
Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to 5 basis points on each institution’s assets minus tier one (core) capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Any further increased and/or special Federal Deposit Insurance Corporation assessment will further negatively impact our earnings.
Park View Federal has been notified by the counterparty to a repurchase agreement that the counterparty is entitled to declare that an event of default has occurred under the repurchase agreement.
If the counterparty were to declare a default and pursue its remedies, Park View Federal could incur an expense of approximately $3.5 million related to the early termination of the repurchase transaction.
Park View Federal is a party to a repurchase agreement, pursuant to which it has sold $50.0 million in securities to a counterparty with an obligation to repurchase such securities at a later date. Park View Federal’s obligation to repurchase securities is fully collateralized by the securities sold to the counterparty under obligation to repurchase. This transaction provides additional liquidity to Park View Federal at an imputed interest rate to Park View Federal of 4.99%. Park View Federal has been notified by the counterparty that as a result of Park View Federal’s failure to remain “well capitalized,” as described in the repurchase agreement, the counterparty is entitled to declare that an event of default has occurred under the agreement. While the counterparty has not at this time declared that an event of default has occurred, if it were to elect to do so and pursue its remedies under the repurchase agreement, it would be entitled to seize and sell the collateral it holds and use the proceeds from such sale to satisfy amounts owed it under the repurchase agreement. In such event, because market interest rates are below the imputed interest rate in the repurchase transaction, Park View Federal estimates based on current market rates that it could incur an expense of approximately $3.5 million related to the early termination of the repurchase transaction.
Changing interest rates may decrease our earnings and asset values.
Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our

Part II Other Information continued
liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.
Changes in interest rates also affect the value of Park View Federal’s interest-earning assets, and in particular Park View Federal’s securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.
PVF and Park View Federal operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
Park View Federal is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. PVF also is subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of Park View Federal. The regulation and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in PVF common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.
Proposed regulatory reform may have a material impact on our operations.
The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered, and the House of Representatives and Senate are currently considering, proposed legislation to accomplish these reforms. The President’s plan contains several elements that would have a direct effect on PVF and Park View Federal. Under the proposed legislation, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Existing federal thrifts, such as Park View Federal, would become a national bank or could choose to adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The Administration has

Part II Other Information continued
also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, which would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the final legislation may differ significantly from the reform plan proposed by the President, we cannot determine the specific impact of any regulatory reform at this time.
Strong competition within Park View Federal’s market area could hurt profits and slow growth.
Park View Federal faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for Park View Federal to make new loans and at times has forced Park View Federal to offer higher deposit rates. Price competition for loans and deposits might result in Park View Federal earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to increase loans and deposits. As of June 30, 2009, which is the most recent date for which information is available, we held 1.0% of the deposits in Cleveland-Elyria-Mentor, Ohio metropolitan statistical area, which was the 14th largest share of deposits out of 40 financial institutions with offices in the area, and 0.8% of the deposits in Akron, Ohio metropolitan statistical area, which was the 16th largest share of deposits out of 28 financial institutions with offices in this area. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which Park View Federal competes have substantially greater resources and lending limits than Park View Federal has and may offer services that Park View Federal does not provide. Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Park View Federal’s profitability depends upon its continued ability to compete successfully in its market area.
Stockholders will face significant dilution as a result of a contemplated stock offering and warrants issued or to be issued in exchange for trust preferred securities.
We have filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to (i) an offering to current shareholders of the Company of non-transferable subscription rights to purchase shares of the Company’s common stock and (ii) a concurrent offering of shares of common stock to standby purchasers comprised of certain institutional investors and high net worth individuals (the “Rights Offering Registration Statement”). If the offering described in the Rights Offering Registration Statement is completed, the Company’s existing stockholders will incur substantial dilution of their voting interests and will own a significantly smaller percentage of the Company’s outstanding common stock following such offering. The dilutive effect of that offering may have a significant impact on the market price of the Company’s common stock.
In addition, pursuant to the exchange agreement relating to the completed trust preferred exchange, we issued warrants to acquire a number of shares of common stock equal to 769,608 shares plus 9.9% of the shares to be issued in the second trust preferred exchange (exclusive of shares issuable upon the exercise of warrants). In addition, pursuant to the second trust preferred exchange, the Investors will tender

Part II Other Information continued
$10.0 million aggregate liquidation amount of trust preferred securities to the Company in exchange for an aggregate of $400,000 in cash, shares of common stock valued at $600,000 based on the average daily closing price of the common stock over the 20 trading days prior to the closing of the transaction (the “Initial Shares”) and warrants to acquire 769,608 shares of common stock plus 9.9% of the Initial Shares. Further, we will issue additional warrants that become exercisable in the event we complete one or more public offerings or private placements of our common stock (including the stock offering contemplated by the Rights Offering Registration Statement) within a year. The second group of warrants will give the holders the right to acquire additional shares of common stock so that the total number of shares they could acquire under all warrants would be an aggregate of 4.9% of the common stock to be outstanding following the public offering or offerings completed during that one-year period. The dilutive effect of this second group of warrants may also have a significant impact on the market price of the Company’s common stock.
We could, as a result of our stock offering or future investments in our common stock by 5% holders, experience an “ownership change” for tax purposes that could cause us to permanently lose a portion of our U.S. federal deferred tax assets.
The completion of our proposed rights offering could cause the Company to experience an “ownership change” as defined for U.S. federal income tax purposes. Even if these transactions do not cause the Company to experience an “ownership change,” these transactions materially increase the risk that PVF could experience an “ownership change” in the future. As a result, issuances or sales of common stock or other securities in the future (including common stock issued in the stock offering), or certain other direct or indirect changes in ownership, could result in an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended. In the event an “ownership change” were to occur, the Company could realize a permanent loss on a portion of its U.S. federal deferred tax assets as a result of certain limitations on certain built-in losses that have not been recognized for tax purposes, including, for example, losses on existing nonperforming assets. The amount of the permanent loss would depend on the size of the annual limitation (which is in part a function of the Company’s market capitalization at the time of an ownership change) and the applicable carryforward period for losses that have been limited (U.S. federal net operating losses generally may be carried forward for a period of 20 years). Any permanent loss could have a material adverse effect on the Company’s results of operations and financial condition.
The Company has not established a valuation allowance against its U.S. federal deferred tax assets of December 31, 2009, as the Company believed, based on its analysis as of that date, that it was more likely than not that all of these assets would be realized. Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses and other carryovers after an “ownership change” occurs. An “ownership change” is generally a greater than 50 percentage point increase by certain “5% shareholders” during the testing period, which is generally the three year-period ending on the transaction date. Upon an “ownership change,” a corporation generally is subject to an annual limitation on its pre-change losses and certain recognized built-in losses equal to the value of the corporation’s market capitalization immediately before the “ownership change” multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain

Part II Other Information continued
recognized built-in losses that may be utilized. Pre-change losses and certain recognized built-in losses in excess of the cap are effectively lost. Thus, if an “ownership change” were to occur, it is possible that the limitations imposed could cause a net increase in our U.S. Federal income tax liability and cause U.S. Federal income taxes to be paid earlier than if such limitations were not in effect.
The relevant calculations under Section 382 of the Internal Revenue Code are technical and highly complex. The rights offering, combined with other ownership changes in recent years, could cause the Company to experience an “ownership change.” If an “ownership change” were to occur, the Company believes it could permanently lose the ability to realize a portion of its deferred tax asset, resulting in reduction to the Company’s total shareholders’ equity. This could also decrease Park View Federal Savings Bank’s regulatory capital. The Company does not believe, however, that any such decrease in regulatory capital would be material.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds. (a) N/A (b) N/A (c) The Company did not repurchase its equity securities during the period ended December 31, 2009:

Item 3.	Defaults Upon Senior Securities. N/A

Item 4.	Submission of Matters to a Vote of Security Holders. N/A

Item 5.	Other Information. N/A.

Item 6.	(a)	Exhibits

3.1[1]	Articles of Incorporation, as amended and restated

3.2[2]	Code of Regulations, as amended and restated

3.3[5]	Bylaws, as amended and restated

4.1[3]	Specimen Common Stock Certificate

4.2[4]	Form of Common Stock Warrant issued to Alesco Preferred Funding IV, Ltd.

4.3[4]	Form of Common Stock Warrant issued to Alesco Preferred Funding IV, Ltd.

10.1[4]	Exchange Agreement between PVF Capital Corp., Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington Jr. and Richard R. Hollington, III, dated October 9, 2009

10.2[6]	Stipulation and Consent to the Issuance of an Order to Cease and Desist between Park View Federal Savings Bank and the Office of Thrift Supervision

10.3[6]	Order to Cease and Desist issued by the Office of Thrift Supervision for Park View Federal Savings Bank

10.4[6]	Stipulation and Consent to the Issuance of an Order to Cease and Desist between PVF Capital Corp. and the Office of Thrift Supervision

10.5[6]	Order to Cease and Desist issued by the Office of Thrift Supervision for PVF Capital Corp.

10.6	Letter Agreement between PVF Capital Corp. and Thomas J. Smith, dated November 24, 2009

Part II Other Information continued

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002 (Commission File No. 0-24948).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2008 (Commission File No. 0-24948).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 0-24948).

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on November 12, 2009 (Commission File No. 333-163037).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 23, 2009 (Commission File No. 0-24948).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)
Date: January 29, 2010	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer (Duly authorized officer)

/s/ James H. Nicholson
James H. Nicholson
Chief Financial Officer (Principal financial officer)

/s/ Edward B. Debevec
Edward B. Debevec
Treasurer and Principal Accounting Officer (Principal accounting officer)