Form 10-Q
period 2010-03-31
PVF CAPITAL CORP
filed 2010-05-14
CIK 928592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	25,402,218
(Class)	(Outstanding at April 30, 2010)

PVF CAPITAL CORP.

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	June 30,
	2010	2009
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$50,966,373	$8,464,544
Interest bearing deposits	46,402,343	1,939,514
Federal funds sold	40,000,000	10,809,000

Total cash and cash equivalents	137,368,716	21,213,058
Securities available for sale	9,978,180	102,800
Securities held to maturity (fair values of $5,066,870 and $49,999,939, respectively)	5,000,000	49,999,939
Mortgage-backed securities available for sale	52,216,779	64,177,633
Loans receivable held for sale, net	9,016,682	27,078,472
Loans receivable, net of allowance of $30,271,555 and $31,483,205, respectively	605,769,880	668,460,029
Office properties and equipment, net	8,044,261	8,624,496
Real estate owned, net	10,991,429	11,607,758
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank owned life insurance	23,067,567	22,894,013
Prepaid expenses and other assets	14,919,828	25,239,535

Total Assets	$889,184,422	$912,208,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$689,562,107	$724,931,569
Note Payable	1,286,111	1,366,111
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	0	20,000,000
Advances from borrowers for taxes and insurance	7,129,778	9,555,137
Accrued expenses and other liabilities	20,901,974	21,850,819

Total Liabilities	803,879,970	862,703,636

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 65,000,000 and 15,000,000 shares authorized; 25,874,943 and 8,246,548 shares issued, respectively	258,749	82,465
Additional paid-in-capital	100,247,186	69,377,852
Retained earnings (accumulated deficit)	(12,350,554)	(16,538,515)
Accumulated other comprehensive income	986,218	420,542
Treasury stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	85,304,452	49,505,197

Total Liabilities and Stockholders’ Equity	$889,184,422	$912,208,833

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Interest and dividends income
Loans	$8,571,176	$9,972,143	$26,867,466	$32,312,977
Mortgage-backed securities	606,234	797,215	1,962,861	2,184,748
Federal Home Loan Bank stock dividends	145,310	144,912	450,319	474,340
Securities	52,396	19,444	93,707	303,414
Federal funds sold and interest bearing deposits	4,349	3,153	14,748	115,737

Total interest and dividends income	9,379,465	10,936,867	29,389,102	35,391,217

Interest expense
Deposits	3,226,333	5,370,919	11,348,323	17,563,291
Short-term borrowings	—	631,533	50	641,332
Long-term borrowings	891,767	268,781	2,715,699	2,092,372
Subordinated debt	129,760	309,196	574,499	980,750

Total interest expense	4,247,860	6,580,429	14,638,571	21,277,745

Net interest income	5,131,605	4,356,438	14,750,530	14,113,472

Provision for loan losses	7,000,000	15,690,600	11,010,000	20,022,600

Net interest income after provision for loan losses	(1,868,395)	(11,334,162)	3,740,530	(5,909,128)

Noninterest income, net
Service and other fees	160,652	166,356	507,735	522,156
Mortgage banking activities, net	769,798	3,657,201	3,276,002	4,535,378
Increase (decrease) in cash surrender value of bank owned life insurance	75,312	(55,652)	173,554	(58,941)
Securities activity:
Impairment of securities	—	(1,200)	—	(1,842,400)
Gain on sale of equity securities	23,871	—	23,871	—
Gain on sale of mortgage-backed securities available for sale	—	558,409	—	1,224,338
Real estate owned activity:
Gain (loss) on real estate owned	6,028	(874,831)	(153,505)	(1,197,316)
Provision for real estate owned losses	(244,647)	—	(746,420)	—
Gain on the cancelation of subordinated debt	9,065,908	—	17,627,438	—
Other, net	98,188	336,875	439,150	742,136

Total noninterest income, net	9,955,110	3,787,158	21,147,825	3,925,350

Noninterest expense
Compensation and benefits	2,316,795	2,386,474	6,930,606	7,960,033
Office occupancy and equipment	645,445	691,158	1,970,600	2,096,836
Outside services	535,085	576,113	1,880,354	1,432,845
Federal deposit insurance premium	584,440	233,530	1,887,985	565,629
Real estate owned expense	948,914	539,063	2,396,599	1,266,374
Other	1,093,522	1,003,549	3,321,001	3,058,801

Total noninterest expense	6,124,201	5,429,887	18,387,145	16,380,519

Income (loss) before federal income tax provision	1,962,514	(12,976,891)	6,501,210	(18,364,297)

Federal income tax provision (benefit)	693,449	(4,396,052)	2,313,249	(6,160,664)

Net income (loss)	$1,269,065	($8,580,839)	4,187,961	($12,203,633)

Basic earnings (loss) per share	$0.14	($1.10)	$0.50	($1.57)

Diluted earnings (loss) per share	$0.13	($1.10)	$0.50	($1.57)

Dividends declared per common share	$0.000	$0.000	$0.000	$0.010

See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1 Financial Statements
PVF CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities
Net income (loss)	$4,187,961	($12,203,633)
Adjustments to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	252,764	584,236
Depreciation and amortization	678,930	875,323
Provision for loan losses	11,010,000	20,022,600
Provision for real estate owned losses	746,420	0
Impairment of securities	0	1,842,400
Accretion of deferred loan origination fees, net	(600,675)	(482,590)
Gain on cancellation of subordinated debt	(17,627,438)	0
(Gain) loss on sale of loans receivable held for sale, net	(3,691,269)	(2,542,396)
(Gain) loss on sale of mortgage-backed securities held for sale, net	0	(1,224,338)
Loss on disposal of real estate owned, net	153,505	1,197,316
Gain on sale of equity securities	(23,871)	0
Market adjustment for loans held for sale	15,945	(475,600)
Change in fair value of mortgage banking derivatives	806,434	(1,437,094)
Stock compensation	97,549	203,745
Federal Home Loan Bank stock dividends	0	(170,500)
Change in accrued interest on securities, loans, and borrowings, net	1,134,951	1,324,178
Origination of loans receivable held for sale, net	(146,265,231)	(196,039,153)
Sale of loans receivable held for sale, net	165,629,696	189,037,731
(Increase) decrease in cash surrender value of bank owned life insurance	(173,554)	58,941
Net change in other assets and other liabilities	11,022,159	1,545,796

Net cash from operating activities	27,354,276	2,116,962

Investing Activities
Loan repayments and originations, net	47,673,824	(18,611,504)
Principal repayments on mortgage-backed securities available for sale	14,143,910	5,909,275
Purchase of mortgage-backed securities available for sale	(1,501,775)	(113,276,827)
Sale of mortgage-backed securities	0	97,304,678
Purchase of securities held to maturity	(112,000,000)	(10,000,000)
Purchase of securities available for sale	(10,000,000)	0
Maturities of securities held to maturity	157,000,000	17,580,000
Sale of securities available for sale	71,471	0
Proceeds from sale of real estate owned	4,323,404	6,606,345
Additions to office properties and equipment, net	(98,695)	(485,597)

Net cash from investing activities	99,612,139	(14,973,630)

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	(185,315)	6,895,334
Net increase (decrease) in time deposits	(35,184,147)	40,714,914
Net increase in advances from borrowers for taxes and insurance	(2,425,359)	(2,368,869)
Net increase (decrease) in short-term Federal Home Loan Bank advances	0	(9,000,000)
Repayment of note payable	(80,000)	0
Proceeds from loan	0	1,375,000
Repayment of line of credit	0	(950,000)
Payment in exchange for cancellation of subordinated debt	900,000	0
Proceeds from Stock Offering, net of issuance costs	27,964,065	0
Cash dividend paid	0	(97,173)

Net cash from financing activities	(10,810,757)	36,569,206

Net increase in cash and cash equivalents	116,155,658	23,712,538

Cash and cash equivalents at beginning of period	21,213,058	17,804,394

Cash and cash equivalents at end of period	$137,368,716	$41,516,932

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$15,628,892	$20,495,309
Cash payments of income taxes	$0	$0

Supplemental noncash operating activity:
Reversal of accrued interest on subordinated debt	$1,511,442	$0

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$4,607,000	$16,065,526

Supplemental noncash financing activity:
Common stock and warrants exchanged for cancellation of debt	$2,984,004	$0
See accompanying notes to consolidated financial statements

Part I Financial Information
Item 1
PVF CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended
March 31, 2010 and 2009
(Unaudited)
1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2009 consolidated statement of financial condition, which was derived from the Corporation’s audited financial statements. For reasons more fully described in Note 10 to these interim financial statements, the Company’s auditors added an explanatory paragraph to its opinion on the Company’s June 30, 2009 consolidated financial statements expressing substantial doubt about the ability of the Company to continue as a going concern. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2010. The results of operations for PVF Capital Corp. (“PVF” or the “Company”) for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). The Company’s common stock is traded on the NASDAQ CAPITAL MARKET under the symbol PVFC.
2. Securities available for sale: As of March 31, 2010, the fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
FHLMC debenture	$5,000,000	$4,090	$—	$5,004,090
FNMA debenture	5,000,000	—	(25,910)	4,974,090

Total	$10,000,000	$4,090	$(25,910)	$9,978,180

The FHLMC debenture is callable quarterly beginning August 24, 2010 and matures in 2017. The FNMA debenture is callable quarterly beginning September 30, 2010 and matures in 2015.

Part I Financial Information
Item 1
At June 30, 2009, the fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Equity securities	$47,600	$55,200	$—	$102,800

The Company’s securities available-for-sale at June 30, 2009 consisted of floating rate preferred stock issued by the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). On September 7, 2008, the U.S. Treasury Department and the Federal Housing Finance Agency announced that FNMA and FHLMC had been placed into conservatorship. Dividends on the preferred shares of the entities have been suspended. As a result, for the three and nine months ended March 31, 2009, the Company recognized a respective $1,200 and $1,842,400 pre-tax charge for the other-than-temporary decline in fair value of this stock. The fair value of the Company’s holdings of these securities was $102,800 at June 30, 2009.
The Company sold these securities during the quarter ended March 31, 2010, recording a gain on sale of $23,871.
Mortgage-backed securities:
As of March 31, 2010, the fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
FNMA mortgage-backed securities	$28,761,664	$717,453	$(11,056)	$29,468,061
FHLMC mortgage-backed securities	18,683,534	688,608	—	19,372,142
GNMA mortgage-backed securities	3,255,490	121,086	—	3,376,576

Total	$50,700,688	$1,527,147	$(11,056)	$52,216,779

Part I Financial Information
Item 1
The carrying amount, unrealized gains and losses, and fair value of mortgage-backed securities available for sale at June 30, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
FNMA mortgage-backed securities	$32,999,418	$262,310	$(17,721)	$33,244,007
FHLMC mortgage-backed securities	26,029,802	256,223	—	26,286,025
GNMA mortgage-backed securities	4,566,428	81,173	—	4,647,601

Total	$63,595,648	$599,706	$(17,721)	$64,177,633

None of the Company’s mortgage-backed securities available for sale mature at a single maturity date.

Securities held to maturity: As of March 31, 2010, the amortized cost, the related gross unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
FNMA debenture	$5,000,000	$66,870	$—	$5,066,870

The FNMA debenture is callable quarterly beginning June 28, 2010 and matures in 2014.

Securities held to maturity at June 30, 2009 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	Loss	Value
U.S. government treasury securities	$49,999,939	$—	$—	$49,999,939

Securities held to maturity were represented by two securities, each with a maturity date of July 2, 2009.

Part I Financial Information
Item 1
3. Loans Receivable:
Loans receivable at March 31, 2010 and June 30, 2009 consist of the following:

	March 31, 2010	June 30, 2009
Real estate mortgages:
One-to-four family residential	$161,113,425	$158,260,119
Home equity line of credit	84,951,744	88,538,739
Multi-family residential	49,427,872	58,291,094
Commercial	210,027,627	191,099,881
Commercial equity line of credit	26,928,420	46,276,418
Land	54,176,809	60,818,227
Construction — residential	18,358,106	39,070,316
Construction — multi-family	3,530,145	5,200,155
Construction — commercial	6,077,367	20,233,229

Total real estate mortgages	614,591,515	667,788,178
Non-real estate loans	21,449,920	32,155,056

Total loans receivable	636,041,435	699,943,234

Allowance for loan losses	(30,271,555)	(31,483,205)

Loans receivable, net	$605,769,880	$668,460,029

A summary of the changes in the allowance for loan losses for the three and nine months ended March 31, 2010 and 2009 is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,2010	March 31, 2009	March 31, 2010	March 31, 2009
Beginning balance	$29,912,830	$11,000,008	$31,483,205	$9,653,972
Provision for loan losses	7,000,000	15,690,600	11,010,000	20,022,600
Charge-offs	(6,641,275)	(887,732)	(12,221,650)	(3,873,696)
Recoveries	—	—	—	—

Ending balance	$30,271,555	$25,802,876	$30,271,555	$25,802,876

Part I Financial Information
Item 1
The following table provides statistical measures of non-performing assets:

	March 31,	June 30,
	2010	2009
	(Dollars in thousands)
Loans on non-accruing status (1):
Real estate mortgages:
One-to-four family residential	$20,396	$15,551
Commercial	16,257	13,140
Multi-family residential (2)	369	371
Construction and land (2)	32,422	39,757
Non real estate	108	943

Total loans on non-accrual status:	69,552	69,762

Loans past due 90 days, still on accrual status:
Real estate mortgages:
Commercial	—	—
Construction and land	432	729

Total non-performing loans	$69,984	$70,491

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

(2)	Two loans totaling $3,308,500 were reclassified from multi-family residential to construction and land for the period ended June 30, 2009.
At March 31, 2010 and June 30, 2009, the recorded investment in loans, which have individually been identified as being impaired, totaled $49,156,322 and $58,583,559, respectively. Included in the impaired amount at March 31, 2010 and June 30, 2009 is $31,698,983 and $40,535,752, respectively, related to loans with a corresponding valuation allowance of $9,529,547 and $12,684,241, respectively. At March 31, 2010 and June 30, 2009, $17,457,339 and $18,047,807 of impaired loans had no specific allowance for loan losses allocated.
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

	Three Months Ended
	March 31,
	2010	2009
Servicing rights:
Beginning of period	$6,940,695	$3,930,826
Additions	503,710	1,443,372
Amortized to expense	(491,039)	(734,785)

End of period	$6,953,366	$4,639,413

Part I Financial Information
Item 1

	Nine Months Ended
	March 31,
	2010	2009
Servicing rights:
Beginning of period	$6,097,861	$4,398,783
Additions	2,372,649	1,687,894
Amortized to expense	(1,517,144)	(1,447,264)

End of period	$6,953,366	$4,639,413

Mortgage banking activities, net as presented in the consolidated statements of operations consist of the following. These amounts do not include non-interest expense related to mortgage banking activities.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Mortgage loan servicing fees	$648,468	$507,089	$1,924,256	$1,527,552

Amortization and impairment of mortgage loan servicing rights	(491,039)	(734,785)	(1,517,144)	(1,447,264)

Loan origination and sales activity	612,369	3,884,897	2,868,890	4,455,090

Mortgage banking activities, net	$769,798	$3,657,201	$3,276,002	$4,535,378

At March 31, 2010 and June 30, 2009, the Bank had interest rate-lock commitments on $25,522,940 and $48,161,785 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of March 31, 2010 and June 30, 2009 was estimated to be $397,771 and $505,810, respectively, which is included in prepaid expenses and other assets in the consolidated statements of financial position. To mitigate the interest rate risk represented by these interest rate-lock commitments the Bank entered into contracts to sell mortgage loans of $24,950,000 and $42,620,000 as of March 31, 2010 and June 30, 2009. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at March 31, 2010 and June 30, 2009 was estimated to be $570 and $698,965, respectively. These amounts are added to (netted against) the fair value of interest rate lock commitments recorded in prepaid and other assets. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.
5. Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under ASC 718, “Share Based Payment.” The Company has adopted ASC 718 using the modified prospective method. Under this method, compensation expense is being recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any granted since that date. Prior interim periods and fiscal year results were not restated. For the quarters ended March 31, 2010 and 2009, compensation expense of $5,409 and $51,736, respectively, was recognized in the income statement related to

Part I Financial Information
Item 1
the vesting of previously issued awards plus vesting of new awards. For the nine months ended March 31, 2010 and 2009, compensation expense of $97,549 and $203,745, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the nine months ended March 31, 2010 and 2009 income tax benefits of $8,575 and $21,954 respectively, were recognized related to these expenses.
As of March 31, 2010, there was $181,533 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 2.1 years.
The Company can issue incentive stock options and nonqualified stock options under the 2000 Plan and the 2008 Plan. Generally, for incentive stock options, a percentage of the options awarded become exercisable on the date of grant and on each anniversary date of grant. The option period expires ten years from the date of grant, except for awards to individuals who own more than 10% of the Company’s outstanding stock. Awards to these individuals expire after five years from the date of grant and are exercisable at 110 percent of the market price at the date of grant.
Nonqualified stock options are granted periodically to directors and vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.
The aggregate intrinsic value of all options outstanding at March 31, 2010 was $300. The aggregate intrinsic value of all options that were exercisable at March 31, 2010 was $100.
A summary of the activity in the plan is as follows:

	Nine months ended
	March 31, 2010
	Total options outstanding
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	582,792	$8.54
Forfeited	(150,221)	8.98
Expired	(68,620)	7.67
Exercised	—	—
Granted	116,500	1.91

Options outstanding, end of period	480,451	$6.92

Options exercisable, end of period	363,841	$7.21
The weighted average remaining contractual life of options outstanding as of March 31, 2010 was 5.8 years. The weighted average remaining contractual life of vested options outstanding as of March 31, 2010 was 5.2 years.
No options were exercised in the three month periods ended March 31, 2010 and 2009.
The fair value for stock options granted during the nine months ended March 31, 2010, which consisted of individual grants in October, November and December 2009,

Part I Financial Information
Item 1
and February 2010 was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

2010
Expected average risk-free interest rate	3.40%
Expected average life (in years)	10.00
Expected volatility	34.00%
Expected dividend yield	0%
The weighted average fair value of these grants was $0.98 per option. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.
6. The following table discloses earnings (loss) per Share for the three and nine months ended March 31, 2010 and March 31, 2009.

	Three months ended March 31,
	2010			2009
	Income			Income
	(loss)	Shares	Per Share	(loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net Income (loss)	$1,269,065	9,171,798	$0.14	($8,580,839)	7,773,823	($1.10)

Effect of dilutive securities — stock options and warrants		267,458	0.01		—	0.00

Diluted EPS
Net Income
(loss)	$1,269,065	9,439,256	$0.13	($8,580,839)	7,773,823	($1.10)

	Nine months ended March 31,
	2010			2009
	Income			Income
	(loss)	Shares	Per Share	(loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net Income (loss)	$4,187,961	8,322,923	$0.50	($12,203,633)	7,773,823	($1.57)

Effect of dilutive securities — stock options and warrants		90,584	0.00		0	0.00

Diluted EPS
Net Income (loss)	$4,187,961	8,413,507	$0.50	($12,203,633)	7,773,823	($1.57)

Part I Financial Information
Item 1
There were 361,451 options not considered in the diluted earnings per share calculation for the three and nine-month periods ended March 31, 2010, respectively, because they were not dilutive. There were 589,762 options not considered in the diluted earnings per share calculation for the three- and nine-month periods ended March 31, 2009, because they were not dilutive.
Also included in the diluted earnings per share calculation for the three- and nine-month period ended March 31, 2010 were warrants to acquire the Company’s shares of common stock issued as part of two separate exchanges more fully described in Note 8. The warrants issued on September 3, 2010 include warrants to purchase 797,347 shares of common stock and are exercisable at any time before September 3, 2012 at a price of $1.75 per share. The warrants issued on March 16, 2010 include warrants to purchase 1,246,179 shares of common stock and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants are considered to be dilutive for the periods presented because the exercise price of the warrants, $1.75 per warrant, was less than the average market price, of the Company’s common stock for periods presented.
7. Fair Value: U.S. generally accepted accounting principles (U.S. GAAP) defines present fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale —
FNMA and FHLMC debentures	$9,978,180	$—	$9,978,180	—
Loans held for sale	9,016,682	—	9,016,682
Mortgage-backed securities available for sale:
FNMA MBS	29,468,061	—	29,468,061	—
FHLMC MBS	19,372,142	—	19,372,142	—
GNMA MBS	3,376,576	—	3,376,576	—
Interest rate lock Commitments	397,771	—	397,771
Mandatory forward sales Contracts	570	—	570	—
Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2010 are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$22,169,436	—	—	$22,169,436
Real estate owned	1,016,907	—	—	1,016,907
Impaired loans, which are usually measured for impairment using the fair value of the collateral, had an unpaid principal of $49,156,322. Of these, $31,698,983 were carried at a fair value of $22,169,436 as a result of a specific valuation allowance

Part I Financial Information
Item 1
of $9,529,547. The fair value of collateral is usually estimated by third-party or internal appraisals of the collateral. The present value of estimated cash flows is based on internal models of expected borrower activity. The provision for loan losses related to changes in the fair value of impaired loans was $11.0 million during the nine months ended March 31, 2010.
Real estate owned is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying amount of real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs.
The carrying amount and estimated fair values of financial instruments at year end were as follows:

	March 31, 2010		June 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)
Assets:
Cash and amounts due from depository institutions	$50,966	$50,966	$8,465	$8,465
Interest-bearing deposits	46,402	46,402	1,940	1,940
Federal funds sold	40,000	40,000	10,809	10,809
Securities held to maturity	5,000	5,067	50,000	50,000
Securities available for sale	9,978	9,978	—	—
Equity securities	—	—	103	103
Mortgage-backed securities available for sale	52,217	52,217	64,178	64,178
Loans receivable, net	605,770	618,581	668,460	667,697
Loans receivable held for sale, net	9,017	9,017	27,078	27,078
Federal Home Loan Bank stock	12,811	NA	12,811	NA
Accrued interest receivable	2,861	2,861	3,475	3,475
Mandatory forward sales contracts	1	1	699	699
Commitments to make loans intended to be sold	398	398	506	506

Liabilities:
Demand deposits and passbook savings	(188,012)	(188,012)	(188,198)	(188,198)
Time deposits	(501,550)	(510,037)	(536,734)	(547,620)
Note payable	(1,286)	(1,286)	(1,366)	(1,366)
Advances from the Federal Home Loan Bank of Cincinnati	(35,000)	(36,989)	(35,000)	(36,517)
Repurchase agreement	(50,000)	(52,087)	(50,000)	(53,900)
Subordinated debentures	—	—	(20,000)	(3,800)
Accrued interest payable	(385)	(385)	(1,379)	(1,379)
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
Federal Home Loan Bank stock. It was not practical to determine fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability.
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
8. Subordinated debt: On September 1, 2009, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holder and collateral manager of $10.0 million principal amount trust preferred securities issued by PVF Capital Trust I (the “Trust”) in 2004. The trust preferred securities carried a variable interest rate that adjusted to the three month LIBOR rate plus 260 basis points.

Part I Financial Information
Item 1
Under the Exchange Agreement, on September 3, 2009, the securities holder exchanged its $10.0 million of trust preferred securities for consideration paid by the Company. The consideration paid by the Company consisted of (i) a cash payment of $500,000; (ii) a number of shares of Company common stock equal to $500,000 divided by the average daily closing price of the Company’s common stock for the twenty (20) business days prior to September 1, 2009, equating to 205,297 shares; (iii) a warrant (“Warrant A”) to purchase 769,608 shares of Company common stock; and (iv) a warrant (“Warrant B”)to purchase 27,739 shares of Company common stock as a result of the issuance of common shares in connection with second trust preferred exchange as described below. The exercise price for all warrants is $1.75, the price of the subsequent shareholder rights offering (See Note 10). The Warrants are exercisable for two years following the closing.
As a result of this transaction, the Company recorded a gain of $8,561,530 included in non-interest income for the nine-month period ended March 31, 2010. The estimated fair values of Warrant A and Warrant B were estimated to be $808,088 and $29,126, respectively, and are recorded in paid in capital.
On October 9, 2009, the Company entered into an exchange agreement (the “Exchange Agreement II”) with investors, including principally directors and officers of the Company and the Bank and certain individuals not affiliated with the Company (collectively, the “Investors”).
The Investors held trust preferred securities with an aggregate liquidation amount of $10.0 million issued by PVF Capital Trust II (the “Trust II”). In July 2006, the Company formed the Trust II as a special purpose entity for the sole purpose of issuing $10.0 million of trust preferred securities (the “Capital Securities II”). The Company issued subordinated debentures to the Trust II in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities carried a fixed rate of 7.462% until September 15, 2011 and thereafter a variable interest rate that adjusts to the three month LIBOR rate plus 175 basis points. The subordinated debentures were the sole asset of the Trust II.
Under the Exchange Agreement II, on March 16, 2010, the Investors exchanged the $10.0 million of trust preferred securities for aggregate consideration consisting of (i) $400,000 in cash, (ii) shares of common stock valued at $600,000 based on the average daily closing price of the common stock over the 20 trading days prior to the closing of the transaction (the “20-Day Average Closing Price”) equating to 280,241 shares and (iii) warrants “A” to purchase 797,347 shares of common stock. Also, the Investors received 448,832 additional warrants “B” that were issued as a result of the Company completing its shareholder rights offering (See Note 10) The exercise price for the warrants is $1.75, the price of the shareholder rights offering. The warrants are exercisable for five years following the closing.

Part I Financial Information
Item 1
As a result of this transaction, the Company recorded a gain of $9,065,908 included in non-interest income for the nine-month period ended March 31, 2010. The estimated fair values of Warrant A and Warrant B were estimated to be $669,771 and $377,019, respectively and are recorded in paid in capital.
The shares of stock, warrants and stock issuable upon the exercise of warrants to be issued in Exchanges I and II have not been registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
9. Repurchase Agreement: On October 29, 2009, the Company received notice from the counter-party to its repurchase agreement stating that due to the regulatory capital requirements included in the Cease and Desist Orders, more fully described in Note 11, that the counterparty is entitled to declare that an event of Default had occurred and pursue all its remedies under the repurchase agreement. The counter-party did not indicate its intention to declare the Company in default. Among its remedies, the counter-party could unwind the trade at market value. This would result in a pre-tax charge to the earnings of the Company of approximately $2.1 million.
10. Common Stock Issuance: On March 26, 2010 the Company completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, the Company raised proceeds of $27,964,015, net of issuance costs.
11. Regulatory Matters and Management’s Plans: On October 19, 2009, the Company and the Bank, each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision (the “OTS”), whereby the Company and the Bank each consented to the issuance of an Order to Cease and Desist promulgated by the OTS without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Company or the Bank.
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

Part I Financial Information
Item 1
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
On March 26, 2010, the Company completed an offering of common stock (See Note 10).In total, the Company raised proceeds of $27,964,015, net of issuance costs. $15 million of the proceeds from the offering was used to invest in the Company’s subsidiary, Park View Federal Savings Bank, to improve its regulatory capital ratios. At March 31, 2010, the Bank’s tier one (core) capital ratio was 8.23% and its total risk-based capital ratio was 12.19%, exceeding the requirements of the Bank Order.
The Company believes it is in compliance with all requirements of the Bank and Company Orders that are required to date and will continue to work to comply with all such requirements in the future.

Part I Financial Information
Item 1
12. Other comprehensive income: Other comprehensive income (loss) components and related tax effects were as follows at March 31, 2010 and 2009:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Unrealized holding gains (losses) on Available for sale securities	$30,223	$1,289,664	$902,777	$790,365
Reclassification adjustment for losses (gains) realized in income	(23,871)	(557,209)	(23,871)	618,082

Net unrealized gains (losses)	6,352	732,455	878,906	1,408,447
Tax effect	2,159	249,035	313,230	478,872

Other comprehensive income (loss)	$4,193	$483,420	$565,676	$929,575

Total comprehensive income (loss), which includes net income (loss) plus other comprehensive income, was $4,753,637 and $(11,274,058) for the nine months ended March 31, 2010 and 2009.
13. Adoption of New Accounting Standards: On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance impacting Accounting Standards Codification (ASC) 805, Business Combinations, with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. This new guidance establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement does not apply to combinations between entities under common control. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adoption of this standard on the Company’s financial statements was not material.
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

Part I Financial Information
Item 1
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
Effect of Newly Issued but not yet Effective Accounting Standards
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The effect of adopting this new guidance is not expected to be material as the Company does not have any qualifying special purpose entities and the other provisions of the new guidance are to be applied prospectively.
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

Part I Financial Information
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended March 31, 2010 for PVF Capital Corp. (“PVF” or the “Company”), Park View Federal Savings Bank (the “Bank”), its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.
FORWARD-LOOKING STATEMENTS
When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect the Company’s results are discussed below under “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K and under “Item 1A. Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarters ended December 31, and September 30, 2009 under “Item 1A. Risk Factors.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
FINANCIAL CONDITION
The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. During the period, the Company funded a decrease in deposits and an increase in cash and cash equivalents with the repayments of loans and the proceeds from its common stock offering. Additionally, the Company exchanged cash, common stock and warrants to acquire common stock in two separate transactions in exchange for the cancellation of $20 million of subordinated debt.
The Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced. Consolidated assets of the Company were $889.2 million as of March 31, 2010, a decrease of approximately $23.0 million, or 2.5%, as compared to June 30, 2009.

Part I Financial Information
Item 2
The Bank’s regulatory capital ratios for tier one core capital, tier one risk-based capital, and total risk-based capital were 8.23%, 10.93% and 12.19%, respectively, at March 31, 2010. The increase in the Bank’s regulatory capital ratios resulted from a $15 million investment in the Bank by the Company from a portion of the proceeds of the common stock offering.
At March 31, 2010, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $116.2 million, or 547.6%, as compared to June 30, 2009. The change in the Company’s cash, cash equivalents and federal funds sold consisted of increases to cash, interest bearing deposits and federal funds sold. The increase in cash and cash equivalents resulted from the repayment of loans receivable, the sale of loans receivable held for sale, the repayment of mortgage-backed securities available for sale, a decline in securities held to maturity, and proceeds from the completed common stock offering in the current period and was partially offset by a decline in deposits and an increase in securities available for sale. The increase to cash and cash equivalents is in accordance with the Bank’s decision to maintain higher cash balances in order to bolster the Company’s liquidity to meet potential funding needs.
Mortgage-backed securities available for sale decreased by $12.0 million as the result of the purchase of $1.5 million in mortgage-backed securities, the principal repayment of $14.1 million, the amortization of $0.3 million in book premium, and a positive market valuation adjustment of $0.9 million for securities held for sale.
Securities held to maturity decreased by $45.0 million during the nine months ended March 31, 2010 as a result of the maturity of $50.0 million in treasury securities on July 2, 2009, partially offset by the purchase of $5.0 million in agency securities for investment.
Loans receivable, net, decreased by $62.7 million, or 9.4%, during the nine months ended March 31, 2010. The decrease in loans receivable included decreases in all loan categories except for increases to commercial real estate loans and one-to-four family real estate loans. The increase to both one-to-four family and commercial real estate loans was the result of one-to-four family construction and commercial construction loans and commercial equity line of credit loans being converted to permanent financing. There has been very little new loan portfolio origination as the Company addresses its asset quality issues and works to reposition its balance sheet and strengthen its capital ratios. Now that the Company successfully completed its common stock offering and exceeds the capital ratio requirements of its regulator, the Company intends to seek new loan originations for its portfolio.
Park View Federal Savings Bank does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. All one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to the loan committee for approval. Any exposure the Bank may have to these types of loans is immaterial.
The decrease of $18.1 million in loans receivable held for sale is the result of a reduction in new loan originations and timing differences between the origination and the sale of loans.
Real estate owned activity for the current nine month period consisted of the addition of 15 single-family properties, one parcel of land and three commercial

Part I Financial Information
Item 2
properties totaling approximately $4.6 million offset by the disposal of 18 single-family properties, 3 parcels of land, and 6 commercial properties that had a carrying amount totaling $4.5 million. The Bank incurred a loss of approximately $153,500 on the disposition of these properties. The Bank also recorded impairment during this nine month period of $746,400 on the carrying amount of real estate still in inventory at March 31, 2010 based on updated valuations and market conditions. At March 31, 2010, the Bank had 39 properties totaling $11.0 million in real estate owned. The real estate owned included 24 single-family properties, 12 land properties, and 3 commercial properties.
The decrease in prepaid expenses and other assets is the result of the Company moving from a net deferred tax asset position at June 30, 2009 to a net deferred tax liability position at March 31, 2010 as a result of the gains realized on the liquidation of the subordinated debt and the Company’s election to carry back its 2009 net operating loss under recently passed legislation.
Deposits decreased by $35.4 million, or 4.9%, primarily as a result of the maturity of $35.0 million in brokered deposits.
The decrease in subordinated debentures is the result of the previously mentioned transactions in which the Company entered into two separate exchange agreements. In the first exchange agreement, the Company paid $500,000 in cash, and issued $500,000 in common stock and warrants valued at $837,214 in exchange for the cancellation of $10.0 million of the Trust Preferred Obligation of PVF Capital Trust I. In the second exchange agreement, the Company paid $400,000 in cash, and issued $600,000 in common stock and warrants valued at $1,046,800 in exchange for the cancellation of $10.0 million of the Trust Preferred Obligation of PVF Capital Trust II. These two transactions resulted in a pretax gain of $17.6 million.
The decrease in advances from borrowers for taxes and insurance of $2.4 million is attributable to timing differences between the collection and payment of taxes and insurance. The decrease of $0.9 million in accrued expenses and other liabilities is the result of timing differences between the collection and remittance of funds received on loan serviced for investors.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS Three months ended March 31, 2010, compared to three months ended March 31, 2009.
The Company’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, the collectibility of loans, and deposit flows. Net interest income also includes amortization of loan origination fees, net of origination costs.
The Company’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. In addition, net income is affected by the level of operating expenses, loan loss provisions and costs associated with the acquisition, maintenance and disposal of real estate.
The Company’s net income for the three months ended March 31, 2010 was $1,269,100 as compared to a loss of $8,580,800 for the prior year comparable period.
Net interest income
Net interest income for the three months ended March 31, 2010 increased by $775,200, or 17.8%, as compared to the prior year comparable period. This resulted from a decrease of $1,557,400, or 14.2%, in interest income which was more than offset by a decrease of $2,332,600, or 35.4%, in interest expense. The increase in net interest income was attributable to an increase of 57 basis points in the interest-rate spread for the quarter ended March 31, 2010 as compared to the prior year comparable period. The increase in interest-rate spread resulted primarily from significantly lower costs of deposits as part of management’s efforts to reduce funding costs which more that offset the decrease of 49 basis points on interest-earning assets and lower earning asset balances.
Total average earning assets for the quarter ended March 31, 2010 were $45.2 million lower compared to the comparable quarter in 2009. Average loan balances continue to be impacted by loan payments and payoffs which are not being replaced by new portfolio loan production as well as loan charge-offs contributing to the overall decline. The impact of lower loan balances was partially offset by higher average investments and cash and cash equivalents but funds were reinvested at substantially lower yields.
In the quarter ended March 31, 2010 total interest-bearing liabilities were $33.6 million lower as modest deleveraging occurred as part of management’s strategy to improve the Company’s capital ratios as well as a result of a lack of attractive long-term investments and lower loan balances. Deposit balances remained fairly stable but down modestly while the Company reduced its borrowings and subordinated debt. With the completion of the second trust preferred debt cancellation during the quarter all subordinated debt balances have been eliminated at quarter end.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The following table presents comparative information for the three months ended March 31, 2010 and 2009 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities (dollars in thousands).

	March 31, 2010			March 31, 2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets

Loans(1)	$656,028	$8,571	5.23%	$766,093	$9,972	5.21%
Mortgage-backed securities	55,770	606	4.35%	64,414	797	4.95%
Investments and other	95,686	202	0.84%	22,210	168	3.03%

Total interest-earning assets	807,484	9,379	4.64%	852,717	10,937	5.13%

Non-interest-earning assets	72,317			39,187

Total Assets	$879,801			$891,904

Interest-bearing liabilities

Deposits	$685,244	$3,226	1.88%	$693,831	$5,371	3.10%
Borrowings	86,273	892	4.14%	98,718	901	3.65%
Subordinated debt	7,394	130	7.03%	20,000	309	6.18%

Total interest-bearing liabilities	778,911	4,248	2.18%	812,549	6,581	3.24%

Non-interest-bearing liabilities	31,045			17,425

Total liabilities	809,956			829,974

Stockholders’ Equity	69,845			61,930

Total liabilities and Stockholders’ equity	$879,801			$891,904

Net interest income		$5,131			$4,356

Interest-rate spread			2.46%			1.89%

Yield on interest-earning assets			2.54%			2.04%

Interest-earning assets to interest-bearing liabilities	103.67%			104.94%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
Provision for loan losses and asset quality
For the three months ended March 31, 2010, a provision for loan losses of $7,000,000 was recorded, while a provision for loan losses of $15,690,600 was recorded in the prior year comparable period. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. The allowance for loan losses consists of a specific component and a general component.
Following is a breakdown of the valuation allowances:

	March 31, 2010	June 30, 2009
General valuation allowance	$16,167,848	$15,071,653
Specific valuation allowance	14,103,707	16,411,552

Total valuation allowance	$30,271,555	$31,483,205

The allowance for loan losses was 4.76% of loans outstanding at March 31, 2010 compared with 4.50% at June 30, 2009. The general valuation portion of the allowance was 2.86% and 2.39% of performing loans at March 31, 2010 and June 30, 2009, respectively.
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
Based on recent trends and management’s factors, the Company has experienced an increase to the general valuation allowance allocation to the 1-4 family non-owner occupied loan pools, multi-family loan pools and commercial real estate pools reflecting the elevated levels of recent charge-offs.

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
Non-performing assets at March 31, 2010 and June 30, 2009 were as follows:

	March 31, 2010	June 30, 2009
Total non-performing loans	$69,984	$70,491

Other non-performing assets (1)	10,991	11,608

Total non-performing assets	$80,975	$82,099

Ratio of non-performing loans to total loans	11.00%	10.07%

Total non-performing assets to total assets	9.11%	9.00%

(1)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.
The levels of non-performing loans at March 31, 2010 and June 30, 2009 are attributable to poor current local and economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. The Company has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Company has seen a significant increase in non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, the Company’s primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.
Of the $69.6 million and $69.8 million in non-accruing loans at March 31, 2010 and June 30, 2009, $49.2 million and $54.2 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent collection of loan principal was in doubt, specific loss reserves were established. The evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through this process, specific loss reserves were established related to these loans outstanding at March 31, 2010 and June 30, 2009 of $9,529,547 or 19.4% and $12,684,241 or 21.6%, respectively.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $4,406,890 or 21.6% and $2,100,000 or 23.9% were established for these loans as of March 31, 2010 and June 30, 2009, respectively.
There are $2.7 million and $4.4 million in performing loans for which the Company has established specific loan loss reserves as of March 31, 2010 and June 30, 2009. These loans are collateralized by various forms of one-to-four family real estate, non-residential real estate or residential construction. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $0.2 million and $1.6 million were established for these loans as of March 31, 2009 and June 30, 2009, respectively. The Company was accruing interest on $20.7 million and $47.1 million of adversely classified loans at March 31, 2010 and June 30, 2009, respectively.
Non-interest income
For the three months ended March 31, 2010, non-interest income increased by $6,168,000 from the prior year comparable period. This resulted primarily from the Company entering into an exchange agreement whereby the Company paid $400,000 in cash, and issued $600,000 in common stock and warrants valued at $1,046,790 in exchange for the cancellation of $10.0 million of the Trust Preferred Obligation of PVF Capital Trust II plus accrued but unpaid interest. This transaction resulted in a pretax gain of $9,065,908. Additionally, income on bank-owned life insurance (“BOLI”) increased by $131,000 and provision for losses and losses on real estate owned declined by $636,200. These increases were partially offset by a decline in income from mortgage banking activities of $2,887,400 attributable to decreased loan refinance activity in the current period. During these periods, the Company pursued a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing. In the three month period ended March 31, 2009, the Company recorded a gain on the sale of mortgage-backed securities available for sale of $558,400. Other, net decreased by $214,800 primarily due to decreased income generated by the Company’s partnership interest in a Title Company as the result of decreased loan refinancing activity.
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
Non-interest expense
Non-interest expense for the three months ended March 31, 2010 increased by $694,300, or 12.8%, from the prior year comparable period. This resulted from an increase in federal deposit insurance of $350,900, an increase in real estate owned expense of $409,900, and an increase of $90,000 in other, net. This was partially offset by decreases in compensation and benefits of $69,700, office occupancy and equipment of $45,700 and outside services of $41,000.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
The increase in the cost of FDIC insurance is due to a change in risk rating for the Bank and higher assessment rates charged on deposits, while the increase to real estate owned expense is attributable to the increased activity in the acquisition and maintenance of properties acquired through foreclosure.
Income tax expense
The federal income tax provision for the three-month period ended March 31, 2010 represented an effective rate of 35.3% for the current period compared to a negative effective rate of 33.9% for the prior year comparable period. The effective rate in the current period was higher due to permanent federal income tax differences resulting from expenses recorded to compensation expense on vesting stock options.

RESULTS OF OPERATIONS	Nine months ended March 31, 2010,
compared to nine months ended
March 31, 2009.
The Company’s net income for the nine months ended March 31, 2010 was $4,188,000 as compared to a loss of $12,203,600 for the prior year comparable period. The primary reason the Company was profitable for the period was the $17,627,400 gain on two separate exchanges the Company entered into during the period, resulting in the cancellation of $20 million of subordinated debt.
Net interest income for the nine months ended March 31, 2010 increased by $637,100, or 4.5%, as compared to the prior year comparable period. This resulted from a decrease of $6,002,100, or 17.0%, in interest income which was more than offset by a decrease of $6,639,200, or 31.2%, in interest expense. The increase in net interest income was attributable to an increase of 24 basis points in the interest-rate spread for the nine month period ended March 31, 2010 as compared to the prior year comparable period. The increase in interest-rate spread resulted primarily from significantly lower costs of deposits due to the lower rate market environment and management’s efforts to reduce funding costs which more that offset the decrease of 85 basis points on interest-earning assets and lower earning asset balances.
The following table presents comparative information for the nine months ended March 31, 2010 and 2009 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities. Net interest income is affected by the interest-rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities (dollars in thousands).

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued

	March 31, 2010			March 31, 2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets

Loans (1)	$682,475	$26,867	5.25%	$744,501	$32,313	5.79%
Mortgage-backed securities	59,442	1,963	4.40%	58,866	2,185	4.95%
Investments and other	81,488	559	0.91%	37,548	893	3.17%

Total interest-earning assets	823,405	29,389	4.76%	840,915	35,391	5.61%

Non-interest-earning assets	66,318			50,985

Total Assets	$889,723			$891,900

Interest-bearing liabilities

Deposits	$697,082	$11,348	2.17%	$689,037	$17,563	3.40%
Borrowings	86,320	2,716	4.20%	90,042	2,734	4.05%
Subordinated debt	11,450	574	6.68%	20,000	981	6.54%

Total interest-bearing liabilities	794,852	14,638	2.46%	799,079	21,278	3.55%

Non-interest-bearing liabilities	33,849			27,576

Total liabilities	828,701			826,655

Stockholders’ Equity	61,022			65,245

Total liabilities and stockholders’ equity	$889,723			$891,900

Net interest income		$14,751			$14,113

Interest-rate spread			2.30%			2.06%

Yield on interest-earning assets			2.39%			2.24%

Interest-earning assets to interest-bearing liabilities	103.59%			105.24%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.
For the nine months ended March 31, 2010, a provision for loan losses of $11,010,000 was recorded, while a provision for loan losses of $20,022,600 was recorded in the prior year comparable period. The current period provision for loan losses reflects increases to specific loan loss reserves, adjustments to historical loan loss percentages based upon the methodology described previously and the elevated level of charge-offs during the current period. For the nine-month period ended March 31, 2010, the Bank increased loss factors by collateral type in order to reflect recent increases in historical losses.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
For the nine months ended March 31, 2010, non-interest income increased by $17,222,500 from the prior year comparable period. This resulted primarily from the Company entering into two separate exchange agreements whereby the company paid cash, issued common stock and warrants in exchange for the cancellation of subordinated debt that resulted in a pretax gain of $17,627,400. Additionally, income on BOLI increased by $232,500 and provision for losses and losses on real estate owned declined by $297,400. In the nine month period ended March 31, 2009, the Company recorded an impairment loss on FHLMC and FNMA preferred stock totaling $1,842,400.
These increases were partially offset by a decline in income from mortgage banking activities of $1,259,400 attributable to decreased loan refinance activity in the current period. In the nine month period ended March 31, 2009, the Company recorded a gain on the sale of mortgage-backed securities available for sale of $1,224,300. Other, net decreased by $279,100 primarily due to decreased income generated by the Company’s partnership interest in a Title Company as the result of decreased loan refinancing activity.
The gain on the sale of mortgage-backed securities in the prior period is the result of sharply declining market rates that resulted in an opportunity for the Bank to sell mortgage-backed securities at an attractive market premium. During the prior period the Bank reclassified its mortgage-backed securities portfolio from held to maturity to available for sale.
In the current nine month period, the Bank was able to restructure its investment in BOLI, transferring the balances from money market accounts into separate accounts generating earnings in excess of the cost of insurance. In the prior period, the earnings of the money market account were insufficient to offset the cost of the insurance.
Non-interest expense for the nine months ended March 31, 2010 increased by $2,006,600, or 12.3%, from the prior year comparable period. This resulted from an increase in federal deposit insurance of $1,322,400, an increase in real estate owned expense of $1,130,200, an increase in outside services of $447,500, and an increase in other, net of $262,200, that was partially offset by decreases in compensation and benefits of $1,029,400, and office occupancy and equipment of $126,200.
The increase in the cost of FDIC insurance is due to a change in risk rating for the Bank and higher assessment rates charged on deposits, while the increase to real estate owned expense is attributable to the acquisition and maintenance of properties acquired through foreclosure.
The federal income tax provision for the nine-month period ended March 31, 2010 represented an effective rate of 35.6% for the current period compared to an effective rate of a negative 33.5% for the prior year comparable period. The effective rate in the current period was higher due to permanent federal income tax differences resulting from expenses recorded to compensation expense on vesting stock options.

Part I Financial Information
Item 2
RESULTS OF OPERATIONS continued
Liquidity
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
During the current period the Company enhanced its liquidity position by using payments received on loans and mortgage-backed securities to redeem brokered certificates of deposit and increase cash and cash equivalents. Additionally, the Company completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, the Company raised proceeds, net of issuance costs, of $27,964,000.
Management believes the Company maintains sufficient liquidity to meet current operational needs.
The holding company, PVF Capital Corp., has certain ongoing cash needs primarily related to trust preferred securities and the payment of dividends to stockholders. During the December 2008 quarter, the Company elected to defer interest payments on the trust preferred securities and suspend the payment of cash dividends to stockholders. As previously stated, the Company completed its exchange agreements for the cancellation of its trust preferred securities obligations. The completion of both transactions will result in an annual reduction in cash paid for interest expense of approximately $1.1 million. Cash dividends to stockholders totaled $97,173 for the nine months ended March 31, 2010. Cash at the holding company totaled $14,013,698 at March 31, 2010.
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
In order to reduce the exposure to interest rate fluctuations, the Bank has developed strategies to manage its liquidity, shorten the effective maturity and increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate loans and loans with shorter balloon maturities which are retained by the Bank for its portfolio. In addition, all long-term, fixed-rate mortgages are underwritten according to guidelines of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) which are then sold directly for cash in the secondary market. The Bank carefully monitors the maturity and repricing of its interest-earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. The Bank’s interest rate risk position is the result of the repricing characteristics of assets and liabilities. The balance sheet is primarily comprised of interest-earning assets having a maturity and repricing period of one month to five years. These assets were funded primarily utilizing interest-bearing liabilities having a final maturity of two years or less and a repurchase agreement.
Item 4
CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended: (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar

Part I Financial Information
Item 4
CONTROLS AND PROCEDURES continued
functions, as appropriate to allow timely decisions regarding disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II Other Information
Item 1. Legal Proceedings. N/A
Item 1A. Risk Factors
For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended June 30, 2009 and Risk Factors in the Company’s Forms 10-Q for the quarters ended December 31 and September 30, 2009. As of March 31, 2010, the risk factors of the Company have not changed materially from those reported in the Form 10-K and previously filed Forms 10-Q except as set forth below.
We are subject to restrictions and conditions of Cease and Desist Orders issued by the Office of Thrift Supervision. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Cease and Desist Orders. Failure to comply with the Cease and Desist Orders could result in additional enforcement action against us.
The Office of Thrift Supervision has issued Cease and Desist Orders against the Company and the Bank. The Cease and Desist Orders contain a number of significant directives, including higher capital requirements, requirements to reduce the level of our classified and criticized assets, growth and operating restrictions, restrictions on brokered deposits, and restrictions on dividend payments. These restrictions may impede our ability to operate our own business and to effectively compete in our markets. If we fail to comply with the terms and conditions of the Cease and Desist Orders, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of further operating restrictions, directing us to seek a merger partner or to liquidate Park View Federal. On March 26, 2010 the Company completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, the Company raised gross proceeds of $30.0 million. The Company invested $15.0 million of the offering proceeds into the Bank. The resulting regulatory capital ratios of the Bank now exceed the capital requirements of the Cease and Desist Order. As such, we have complied with all requirements of the Cease and Desist Orders that are required of us to date and we will continue to work to comply with all such requirements in the future. We have also submitted to the

Part II Other Information
Office of Thrift Supervision our business plan, capital plan and reduction targets for our adversely classified assets.
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
The Office of Thrift Supervision has directed Park View Federal to reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010. At March 31, 2010, we did not meet these requirements and our levels of adversely classified assets and adversely classified assets and assets designated as special mention to core capital plus allowance for loan and lease losses were 97.4% and 102.9% , respectively. We may not achieve compliance with these classified asset ratios prior to December 31, 2010. If we fail to meet the required classified asset ratios by December 31, 2010, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of further operating restrictions.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
(a)	N/A

(b)	N/A

(c)	The Company did not repurchase its equity securities during the period ended March 31, 2010:
Item 3. Defaults Upon Senior Securities. N/A
Item 4. Removed and Reserved. N/A
Item 5. Other Information.
Annual Meeting Voting Results
The Company’s Annual Meeting of Stockholders was held on January 29, 2010. A total of 7,302,110 shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.
Proposal I — Stockholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:

Part II Other Information

	Votes in Favor
Nominee	of election	Votes Withheld	Non Votes
Marty E. Adams	3,806,813	118,992	3,376,304
Steven A. Calabrese	3,797,038	128,767	3,376,304
Umberto P. Fedeli	3,601,095	324,710	3,376,304
Robert J. King, Jr.	3,799,454	126,351	3,376,304
Proposal II – Approval of the redemption of Trust Preferred Securities. The redemption of $10.0 million aggregate liquidation amount of trust preferred securities in exchange for $400,000 in cash, $600,000 of common stock and warrants to acquire common stock. The voting results were as follows:

Votes For	Votes against	Abstain	Non Votes
3,831,972	82,622	11,211	3,376,304
Stockholder Proposal III – Approval of amendment to increase authorized number of shares of common stock from 15,000,000 to 65,000,000. The voting results were as follows:

Votes For	Votes against	Abstain	Non Votes
7,109,862	189,228	3,019	0
Proposal IV — To ratify the appointment of Crowe Horwath LLP as independent registered public accountant firm of the Company for the fiscal year ending June 30, 2010. The voting results were as follows:

Votes For	Votes against	Abstain	Non Votes
7,271,517	9,277	21,316	0
2010 Annual Meeting of Stockholders
The Company currently expects to hold its 2010 annual meeting of stockholders on October 26, 2010, although such date has not been formally approved by the Company’s Board of Directors. Under the Company’s First Amended and Restated Articles of Incorporation, stockholder proposals must be submitted in writing to the Secretary of the Company at the address stated later in this paragraph no less than thirty days nor more than sixty days prior to the date of such meeting; provided, however, that if less than forty days’ notice of the meeting is given to stockholders, such written notice shall be delivered or mailed, as prescribed, to the Secretary of the Company not later than the close of business on the tenth day following the day on which notice of the meeting was mailed to stockholders. In order to be eligible for inclusion in the Company’s proxy materials for the 2010 annual meeting of stockholders, any stockholder proposal to take action at such meeting must be received at the Company’s executive office at 30000 Aurora Road, Solon, Ohio 44139, no later than June 14, 2010. Any such proposal shall be subject to the requirements of the proxy rules adopted under the Securities Exchange Act of 1934, as amended.

Part II Other Information
Item 6. (a) Exhibits

3.1[1]	First Amended and Restated Articles of Incorporation, as amended

3.2[2]	Code of Regulations, as amended and restated

3.3[3]	Bylaws, as amended and restated

4.1[4]	Specimen Common Stock Certificate

4.2	Form of Common Stock A Warrant issued to each of Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington Jr. and Richard R. Hollington, III

4.3	Form of Common Stock B Warrant issued to each of Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington Jr. and Richard R. Hollington, III

10.1[5]	Agency Agreement between PVF Capital Corp. and Stifel Nicolaus & Company, Incorporated, dated February 17, 2010

10.2[5]	Standby Purchase Agreement by and among PVF Capital Corp. and Short Vincent Partners II, L.P., dated February 17, 2010

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on February 10, 2010 (Commission File No. 333-163037).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2008 (Commission File No. 0-24948).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on December 9, 2009 (Commission File No. 333-163037).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1996 (Commission File No. 0-24948).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 23, 2010 (Commission File No. 0-24948).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp. (Registrant)
Date: May 12, 2010	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer (Duly authorized officer)

/s/ James H. Nicholson
James H. Nicholson
Chief Financial Officer (Principal financial officer)

/s/ Edward B. Debevec
Edward B. Debevec
Treasurer and Principal Accounting Officer (Principal accounting officer)