Form 10-K
period 2010-06-30
PVF CAPITAL CORP
filed 2010-09-22
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s voting stock is listed on the Nasdaq Capital Market under the symbol “PVFC.” The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $36,254,419 based on the closing sale price of the registrant’s common stock as listed on the Nasdaq Capital Market as of December 31, 2009 ($1.86 per share). Solely for purposes of this calculation, directors and executive officers are treated as affiliates.

As of September 10, 2010, the Registrant had 25,642,218 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement for the 2010 Annual Meeting of Stockholders. (Part III)

PART I

Item 1.	Business

General

PVF Capital Corp. (“PVF” or the “Company”) is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”). PVF owns and operates Park View Federal, PVF Service Corporation (“PVFSC”), a real estate subsidiary, and Mid Pines Land Company (“MPLC”), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary which is currently inactive, and two other subsidiaries, (PVF Mortgage Corp. and PVF Community Development Corp.) chartered for future operation, but which are also currently inactive. PVF also created PVF Capital Trust I and PVF Capital Trust II for the sole purpose of issuing trust preferred securities. Park View Federal has operated continuously for 90 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF’s main office is located at 30000 Aurora Road, Solon, Ohio 44139 and its telephone number is (440) 248-7171.

Park View Federal’s principal business consists of attracting deposits from the general public and investing these funds primarily in loans secured by first mortgages on real estate located in the Bank’s market area, which consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. Historically, Park View Federal has emphasized the origination of loans for the purchase or construction of residential real estate, commercial real estate and multi-family residential property and land loans. To a lesser extent, Park View Federal has also originated loans secured by second mortgages, including home equity lines of credit and loans secured by savings deposits. Over the last 18-month period, portfolio lending has been minimal as Park View Federal has focused on problem asset resolution. Moving forward, PVF and Park View Federal intend to include additional lending focus around commercial and industrial loans.

Park View Federal derives its income principally from interest earned on loans and, to a lesser extent, loan servicing and other fees, gains on the sale of loans and interest earned on investments. Park View Federal’s principal expenses are interest expense on deposits and borrowings and noninterest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, Federal Home Loan Bank of Cincinnati (“FHLB of Cincinnati”) advances and other borrowings, repayments of outstanding loans, sales of loans and operating revenues. The business of PVF consists primarily of the business of Park View Federal.

Park View Federal is subject to examination and comprehensive regulation by the Office of Thrift Supervision (the “OTS”) and the Bank’s savings deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”), which is administered by the Federal Deposit Insurance Corporation (the “FDIC”). Park View Federal is a member of and owns capital stock in the FHLB of Cincinnati, which is one of 12 regional banks in the Federal Home Loan Bank System (the “FHLB”). Park View Federal is further subject to regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), governing reserves to be maintained and certain other matters. See “—Regulation of the Bank.”

On October 19, 2009, PVF and Park View Federal, each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the OTS, whereby the Company and the Bank each consented to the issuance of an Order to Cease and Desist (the “Bank Order” and the “Company Order”) promulgated by the OTS without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against PVF or Park View Federal.

The Bank Order requires Park View Federal to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) if Park View Federal fails to meet these capital requirements at any time after December 31, 2009, within 15 days thereafter prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to Park View Federal’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit for OTS approval a new business plan that will include the requirements contained in the Cease and Desist Order and that also will include well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the FDIC; and (viii) not declare or pay dividends or make any other capital distributions from Park View Federal without receiving prior OTS approval.

The Company Order requires PVF to take several actions, including, but not limited to: (i) submit a capital plan that includes, among other things, (1) the establishment of a minimum tangible capital ratio of tangible equity capital to total tangible assets commensurate with the Company’s consolidated risk profile, and (2) specific plans to reduce the risks to PVF Capital Corp. from its current debt levels and debt servicing requirements; (ii) not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem the Company’s equity stock without the prior non-objection of the OTS, except that this provision does not apply to immaterial capital stock redemptions that arise in the normal course of PVF’s business in connection with its stock-based compensation plans; and (iii) not incur, issue, renew, roll over or increase any debt or commit to do so without the prior non-objection of the OTS (debt includes loans, bonds, cumulative preferred stock, hybrid capital instruments such as subordinated debt or trust preferred securities, and guarantees of debt).

The Bank Order and the Company Order also impose certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements that PVF and Park View Federal may enter into, third party service contracts and transactions with affiliates.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing by the OTS.

On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, PVF contributed approximately $20.0 million of the proceeds to the capital of Park View Federal to improve its regulatory capital position. At June 31, 2010, Park View Federal’s Tier 1 (core) capital ratio was 8.63% and its total risk-based capital ratio was 12.83%, exceeding the requirements of the Bank Order.

PVF and Park View Federal believe they are in compliance with all requirements of the Bank and Company Orders that are required to date and will continue to work to comply with all such requirements in the future, although it may not be able to meet the reduced adversely classified asset levels required by December 31, 2010.

PVF’s Internet site, www.myparkview.com, provides the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) free of charge as soon as reasonably practicable after the Company has filed the report with the Securities and Exchange Commission (the “Commission”).

Market Area

Park View Federal conducts its business through seventeen offices located in Cuyahoga, Summit, Medina, Lorain, Lake, Portage and Geauga Counties in Ohio, and its market area consists of Cuyahoga, Summit, Medina, Lorain, Lake, Portage and Geauga Counties in Ohio. At June 30, 2010, over 90% of Park View Federal’s net loan portfolio and generally all of the Bank’s deposits were in Park View Federal’s market area. Park View Federal is currently targeting business development efforts in suburban sectors of its market area, such as Geauga, Lake, Medina and Summit Counties, where demographic growth has recently been stronger.

The economy in Park View Federal’s market area has historically been based on the manufacture of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred in recent years with the growth of healthcare, education, service, financial and wholesale and retail trade industries. In recent years, the healthcare industry has grown significantly in Park View Federal’s market area and has overtaken manufacturing as Cleveland’s largest sector employer. Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Concerns therefore exist about the stability of the financial markets, the strength of counterparties, many lenders, and financial institutions.

Lending Activities

General

Park View Federal’s lending activities include the origination of commercial real estate and business loans, consumer loans, and conventional fixed-rate and adjustable-rate mortgage loans for construction, acquisition or refinancing of single-family residential homes located in the Bank’s primary market area. Construction and permanent mortgage loans on condominiums, multi-family (over four units) and nonresidential properties are also offered by Park View Federal.

Loan Portfolio Composition

Park View Federal’s loans receivable and loans receivable held for sale totaled $596.1 million at June 30, 2010, representing 69% of total assets at such date. It is Park View Federal’s policy to concentrate its lending in its market area.

Set forth below is certain data relating to the composition of Park View Federal’s loan portfolio by type of loan on the dates indicated. As of June 30, 2010, Park View Federal had no concentrations of loan types exceeding 10% of total loans, other than as disclosed below.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Real estate loans receivable held for investment:
One-to four-family residential	$154,794	26.35%	$158,956	23.78%	$168,532	23.59%	$163,298	22.89%	$174,575	23.72%
Home equity line of credit	83,261	14.17	88,407	13.23	87,876	12.30	85,093	11.93	94,450	12.83
Multi-family residential	48,902	8.33	58,568	8.76	52,421	7.34	48,101	6.74	45,716	6.21
Commercial	211,690	36.04	192,115	28.74	174,404	24.41	184,850	25.91	170,392	23.15
Commercial equity line of credit	24,971	4.25	46,287	6.92	36,913	5.17	33,208	4.66	34,064	4.63
Land	51,811	8.82	60,922	9.11	73,545	10.29	74,414	10.43	77,242	10.49
Construction—residential	14,433	2.46	39,237	5.87	55,442	7.76	63,316	8.88	84,146	11.43
Construction—multi-family	3,294	0.56	5,211	0.78	5,803	0.81	6,397	0.90	7,955	1.08
Construction—commercial	5,294	0.90	20,381	3.05	38,303	5.36	31,610	4.43	33,757	4.59
Non-real estate	21,937	3.73	32,155	4.81	33,592	4.70	30,455	4.27	21,824	2.96

	620,387	105.61	702,239	105.05	726,831	101.73	720,742	101.04	744,121	101.09

Deferred loan fees	(1,462)	(0.25)	(2,296)	(0.34)	(2,685)	(0.38)	(2,832)	(0.40)	(3,381)	(0.46)
Allowance for loan losses	(31,519)	(5.36)	(31,483)	(4.71)	(9,654)	(1.35)	(4,581)	(0.64)	(4,675)	(0.63)

Total other items	(32,981)	(5.61)	(33,779)	(5.05)	(12,339)	(1.73)	(7,413)	(1.04)	(8,056)	(1.09)

Total loans receivable, net	$587,406	100.00%	$668,460	100.00%	$714,492	100.00%	$713,329	100.00%	$736,065	100.00%

Loans receivable held for sale, net	$8,718		$27,078		$7,831		$14,993		$10,698

Loan Maturity

The following table presents at June 30, 2010 the amounts of loan principal repayments scheduled to be received by Park View Federal during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments that may cause Park View Federal’s actual repayment experience to differ from that shown below.

	Due During the Year Ending June 30, 2011	Due After One Through Five Years After June 30, 2010	Due Five Years or More After June 30, 2010
	(In thousands)
Real estate mortgage loans	$226,953	$241,546	$105,652
Real estate construction loans	26,919	—	—
Non-real estate loans	8,040	9,315	1,963

Total	$261,912	$250,861	$107,614

All loans with maturities greater than one year have predetermined interest rates. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans may be substantially less than their contractual terms because of prepayments.

Origination, Purchase and Sale of Loans

Park View Federal generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank concentrates its lending activities in its market area.

Park View Federal originates generally fixed-rate, single-family mortgage loans in conformity with the Federal Home Loan Mortgage Corporation (the “FHLMC”) and Federal National Mortgage Association (the “FNMA”) guidelines so as to permit their being swapped with the FHLMC or the FNMA in exchange for mortgage-backed securities secured by such loans or their sale in the secondary market. All such loans are sold or swapped, as the case may be, with servicing rights retained, and are sold in furtherance of Park View Federal’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. Park View Federal generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells or converts into mortgage-backed securities, and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

Loan Underwriting Policies

Park View Federal’s lending activities are subject to the Bank’s written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by Park View Federal’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Through June 30, 2010 property valuations were generally performed by an internal staff appraiser or an independent outside appraiser and are presently being performed only by independent outside appraisers approved by Park View Federal’s Board of Directors. Park View Federal’s Loan Underwriter has authority to approve all fixed-rate single-family residential mortgage loans which meet FHLMC and FNMA underwriting guidelines and those adjustable-rate single-family residential mortgage loans which meet the Bank’s underwriting standards and are in amounts of less than $700,000. Park View Federal’s Board of Directors has established a Loan Committee comprised of officers and management of the Bank. This Committee reviews all loans approved by the Underwriter and has the authority to approve single-family residential loans, construction, multi-family and commercial real estate loans up to $2.5 million, and commercial non-real estate loans up to $1.0 million. All loans in excess of the above amounts must be approved by Park View Federal’s Board of Directors. All loans secured by savings deposits can be approved by lending officers based in Park View Federal’s branch offices.

It is Park View Federal’s policy to have a mortgage creating a valid lien on real estate and to generally obtain a title insurance policy which insures that the property is free of prior encumbrances. When a title insurance policy is not obtained, a lien verification is received. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which Park View Federal makes disbursements for items such as real estate taxes and homeowners insurance.

Park View Federal is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. Park View Federal will make a single-family residential mortgage loan with up to a 100% loan-to-value ratio if the required private mortgage insurance is obtained. Park View Federal generally limits the loan-to-value ratio on multi-family loans to 80% and commercial real estate mortgages to 80%.

Interest rates charged by Park View Federal on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes and, in the case of fixed-rate single-family residential loans, rates established by the FHLMC and the FNMA. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Residential Real Estate Lending. Park View Federal historically has been and continues to be an originator of single-family residential real estate loans in its market area. Park View Federal currently originates fixed-rate residential mortgage loans in accordance with underwriting guidelines promulgated by the FHLMC and the FNMA and adjustable-rate mortgage loans for terms of up to 30 years. At June 30, 2010, $154.8 million, or 26.4%, of Park View Federal’s net loan portfolio consisted of single-family conventional mortgage loans, of which approximately $118.5 million, or 76.5%, carried adjustable interest rates. Included in single-family conventional mortgage loans are $37.3 million in second mortgage loans and $44.3 million in non-owner occupied loans. In addition, Park View Federal had $8.7 million in loans held for sale. These loans carry fixed rates and are loans originated by Park View Federal to be swapped with the FHLMC and the FNMA in exchange for mortgage-backed securities or sold for cash in the secondary market.

Park View Federal offers adjustable-rate residential mortgage loans with interest rates which adjust based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board (the “Treasury Rate Index”), plus a margin of 2.50% to 3.50%. The amount of any increase or decrease in the interest rate is usually limited to 2% per year, with a limit of 6% over the life of the loan. The date of the first rate adjustment may range from one to ten years from the original date of the loan.

Commercial and Multi-Family Residential Real Estate Lending. The commercial real estate loans originated by Park View Federal are primarily secured by office buildings, shopping centers, warehouses and other income producing commercial property. Park View Federal’s multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of up to 5 years, amortization periods from 10 to 25 years and with interest rates that adjust either annually or every three to five years based upon changes in the Treasury Rate Index or FHLB advance rate, plus a negotiated margin. In addition, Park View Federal makes revolving line of credit loans secured by mortgages on commercial and multi-family property. Revolving line of credit loans are adjustable-rate loans based on the prime interest rate and are made for terms of up to one year. These loans are underwritten using the same guidelines as for first mortgage, commercial and multi-family loans. Commercial real estate loans, including commercial equity lines of credit, and multi-family residential real estate loans amounted to $285.6 million, or 48.6%, of Park View Federal’s net loan portfolio at June 30, 2010.

Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space, and, as such, may be subject to a greater extent than to adverse conditions in the economy. To minimize these risks, Park View Federal generally limits itself to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. Park View Federal obtains financial statements and, in most cases, the personal guarantees from all principals obtaining commercial real estate loans.

Construction Loans. Park View Federal also offers residential and commercial construction loans, with a substantial portion of such loans originated to date being for the construction of owner-occupied single-family dwellings in the Bank’s market area. Residential construction loans are offered to selected local developers to build single-family dwellings and to individuals building their primary or secondary residence. Generally, loans for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of six to 18 months. Interest rates on residential construction loans made to the eventual occupant are set at competitive rates, and are usually fixed for the construction term. Interest rates on residential construction loans to builders are set at a variable rate based on the prime rate, and adjust quarterly. Interest rates on commercial construction loans float with a specified index, with construction terms generally not exceeding 24 months. Advances are generally paid directly to subcontractors and suppliers and are made on a percentage of completion basis. At June 30, 2010, $23.0 million, or 3.9%, of Park View Federal’s net loan portfolio consisted of construction loans.

Prior to making a commitment to fund a construction loan, Park View Federal requires an appraisal of the property by an appraiser approved by the Bank’s Board of Directors. Park View Federal also reviews and inspects each project at the commencement of construction and prior to disbursement of funds during the term of the construction loan.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, Park View Federal may be required to advance funds beyond the amount originally committed to ensure completion of the development. If the estimate of value proves to be inaccurate, Park View Federal may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Land Loans. Park View Federal originates loans to builders and developers for the acquisition and/or development of vacant land. The proceeds of the loan are used to acquire the land and/or to make site improvements necessary to develop the land into saleable lots. Park View Federal will not originate land loans to borrowers wishing to speculate in the value of land, and limits such loans to borrowers who expect to begin development of the property within two years of the date of the loan. The term of the loans is generally limited to two years. Repayments are made on the loans as the developed lots are sold.

Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. These loans typically involve large loan balances to single borrowers, and the payment experience is dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. To minimize these risks, Park View Federal generally limits the loans to builders and developers with whom it has substantial experience or who are otherwise well known to the Bank, secures financial statements and generally obtains personal guarantees of such builders and developers. Park View Federal may also require feasibility studies and market analyses to be performed with respect to the project. The amount of the loan is limited to 80% of the appraised value. If land is being acquired, the amount of the loan to be used for such purposes is usually limited to 80% of the cost of the land. All of these loans originated are within the Park View Federal’s market area. Park View Federal had $51.8 million, or 8.8%, of its net loan portfolio in land loans at June 30, 2010.

Equity Line of Credit Loans. Park View Federal originates loans secured by mortgages on residential real estate. Such loans are for terms of 5 years with one 5-year review and renewal option on owner-occupied properties. In addition, such loans on non-owner occupied properties are for a term of 2 years, followed by a balloon payment. The rate adjusts monthly to a rate generally ranging from the prime lending rate minus 0.5% to prime plus 2.0%. At June 30, 2010, Park View Federal had $83.3 million, or 14.2%, of its net loan portfolio held for investment in home equity lines of credit.

Commercial Non-Real Estate Business Loans. Park View Federal will make commercial business loans secured by non-real estate assets such as accounts receivable, inventory, furniture and fixtures, equipment and certain intangible assets. Such loans are made on a limited basis to credit worthy customers of Park View Federal. The loans are made for up to amounts ranging from 10% to 80% of the collateral depending on the type of collateral provided, not to exceed $3.0 million for terms up to 10 years. Park View Federal generally requires the personal guarantee of all borrowers for such loans. At June 30, 2010, Park View Federal had $21.9 million, or 3.7%, of its net loan portfolio in commercial non-real estate business loans.

Loan Participation Interests. From time to time, Park View Federal sells participation interests in mortgage loans, business loans and commercial loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Park View Federal held whole loans and participations in loans originated by other lenders of approximately $1.4 million at June 30, 2010. Loans which Park View Federal purchases must meet or exceed the underwriting standards for loans originated by the Bank.

Mortgage Banking Activity

In addition to interest earned on loans, Park View Federal receives fees for servicing loans which it has sold or swapped for mortgage-backed securities. During the year ended June 30, 2010, Park View Federal reported net loan servicing income of $0.5 million and at June 30, 2010 was servicing approximately $1.04 billion of loans for others. The income from loan servicing is attributable to the generation of mortgage loan servicing fees of $2.6 million, which was reduced by a $2.1 million write-down of mortgage servicing assets resulting from heavy refinance activity during the year. Park View Federal has been able to keep delinquencies on residential loans serviced for others to a relatively low level of the aggregate outstanding balance of loans serviced as a result of its policy to limit servicing to loans it originates and subsequently sells to the FHLMC and the FNMA. Because of the success Park View Federal has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate single-family residential mortgage loans with the FHLMC and the FNMA in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.

In addition to loan servicing fees, Park View Federal receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the amount loaned. Park View Federal typically receives fees in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. All loan origination fees are deferred and accreted into income over the contractual life of the loan according to the interest method of recognizing income. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in Park View Federal’s market area.

At June 30, 2010 and 2009, Park View Federal had $8.7 million and $27.1 million, respectively, of fixed-rate single-family mortgage loans available for sale.

Nonperforming Loans and Other Problem Assets

It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, Park View Federal takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 15 days incur a late fee of 5% of the scheduled principal and interest payment. As a matter of policy, Park View Federal will contact the borrower after the loan has been delinquent 20 days. Park View Federal orders a property inspection after a loan payment becomes 45 days past due. If a delinquency exceeds 90 days, Park View Federal will institute additional measures to enforce its remedies resulting from the loan’s default, including commencing foreclosure action. It is Park View Federal’s desire to work with the borrower towards an acceptable loan modification, loan restructuring or forbearance agreement. Loans which are delinquent 90 days or more having a loan-to-value ratio exceeding 60% generally are placed on nonaccrual status, and formal legal proceedings are commenced to collect amounts owed. Loans may be placed on nonaccrual if the borrower is bankrupt or if the loan is in foreclosure.

The following table sets forth information with respect to Park View Federal’s nonperforming loans and other problem assets at the dates indicated.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accruing loans (1):
Real estate	$69,025	$69,762	$22,489	$13,653	$15,456

Total	$69,025	$69,762	$22,489	$13,653	$15,456

Accruing loans which are contractually past due 90 days or more:
Real estate	$65	$729	$2,977	$876	$—

Total	$65	$729	$2,977	$876	$—

Total nonaccrual and 90 days past due loans	$69,090	$70,491	$25,466	$14,529	$15,456

Ratio of nonperforming loans to total loans	11.14%	10.04%	3.51%	1.99%	2.08%

Other nonperforming assets (2)	$8,174	$11,608	$4,065	$2,622	$817

Total nonperforming assets	$77,264	$82,099	$29,531	$17,151	$16,273

Total nonperforming assets to total assets	8.99%	9.11%	3.40%	1.90%	1.80%

(1)

Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Nonaccrual loans include all loans classified as doubtful or loss, and all loans greater than 90 days past due with a loan-to-value ratio greater than 60%.

(2)	Other nonperforming assets represent property acquired by Park View Federal through foreclosure or repossession.

The following is a schedule detailing the length of time our nonaccrual loans and accruing loans that are contractually past due 90 days have been contractually past due, along with detail as to the composition of nonaccrual loans and accruing loans that are contractually past due 90 days at June 30, 2010 and 2009.

	At June 30,
	2010				2009
	(In thousands)
	90 days or less	91 to 365 days	More than 365 days	Total	90 days or less	91 to 365 days	More than 365 days	Total
One-to-four residential	$2,658	$8,880	$3,106	$14,579	$3,177	$4,952	$1,424	$9,553
Home equity line of credit	1,117	1,766	1,487	4,370	1,050	3,104	1,844	5,998
Multi-family residential	—	369	—	369	—	3,503	176	3,679
Commercial real estate	5,734	7,611	5,251	18,596	5,388	5,056	2,696	13,140
Land	1,696	2,491	11,965	16,152	7,186	9,795	1,311	17,965
Residential construction	402	521	4,545	5,468	1,596	5,601	3,909	10,704
Multi-family construction	—	—	3,324	3,324	—	5,050	—	5,050
Commercial construction Total	3,193	1,180	1,250	5,623	1,250	1,180	300	2,730
Non-mortgage Total	498	46	—	544	301	13	629	943

Total	$15,298	$22,864	$30,928	$69,090	$19,948	$38,254	$12,289	$70,491

The increase in nonaccrual loans and accruing loans which are contractually past due more than 90 days at June 30, 2010 and June 30, 2009 is attributable to poor current local and national economic conditions.

Residential markets locally and nationally have been adversely impacted by a significant increase in foreclosures and value declines as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. As a savings institution, Park View Federal has significant exposure to the residential market in the greater Cleveland, Ohio area. As a result, Park View Federal has seen a significant increase in nonperforming loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, one of Park View Federal’s primary markets, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned (“REO”), or charged off.

Of the $69.5 million in nonaccrual loans at June 30, 2010, $50.1 million were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction loans. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral. To the extent management believes collection of loan principal is in doubt, management establishes specific loss reserves. Management’s evaluations of the underlying collateral include a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This evaluation involves discounting the original appraised values of the real estate and estimated disposition costs to arrive at an estimate of the net realizable value of the collateral. Through management’s evaluation of the underlying collateral, which includes an inspection of the property, management determined that despite difficult conditions, these loans are generally well-secured. Through this process, management established specific loss reserves related to these loans as of June 30, 2010 of $10.3 million.

The remaining nonaccrual loans with a balance totaling $18.0 million at June 30, 2010 represent homogeneous one-to-four- family loans. The loss allocations applied to adversely classified loans are based on current appraisals on the underlying collateral, the potential impact of continuing erosion in real estate values and the estimated cost of disposal. Additionally, the loss allocations consider the potential that the value of this collateral may erode during the foreclosure process. Through this analysis, management established specific reserves for these loans to the extent such losses are identifiable. At June 30, 2010, management established specific reserves of $4.2 million related to these loans.

Impaired loans represent nonaccrual loans in the nonresidential real estate, non real estate and residential construction loan categories. Of these, $18.6 million are commercial real estate loans, $31.0 million are construction and land loans, $0.5 million are non-mortgage loans, and $0.4 million are multi-family loans. At June 30, 2010, foreclosure proceedings had been initiated on non residential real estate and construction and land loans with principal balances of $6.4 million, and $20.7 million, respectively. At June 30, 2010, impaired commercial real estate and construction and land loans have been past due on average 300 and 390 days, respectively. Foreclosure proceedings for these loans are subject to external factors, such as bankruptcy and other legal proceedings that may delay the disposition of the loan, but generally occur within a period of time ranging from 12 to 60 months from the time they are initiated until the loan is ultimately collected, transferred to REO, or charged off.

It is Park View Federal’s policy to not record into income partial interest payments on nonaccrual loans. At June 30, 2010, gross interest income of $4.6 million would have been recorded on loans accounted for on a nonaccrual basis if such loans had been current and accruing.

At June 30, 2010, nonaccruing loans consisted of 253 loans totaling $69.5 million, and included 115 conventional residential mortgage loans aggregating $14.6 million, 37 home equity line of credit loans aggregating $4.4 million, 34 land loans in the amount of $16.1 million, 30 construction loans in the amount of $14.9 million, 33 commercial loans in the amount of $18.6 million, 4 non-mortgage loans in the amount of $0.5 million, and 1 multi-family loan in the amount of $0.4 million. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.

Park View Federal has adversely classified $87.6 million of loans at June 30, 2010, including $69.0 million in nonperforming loans discussed above. This compares to $100.2 million of adversely classified loans and $70.5 million in nonperforming loans at June 30, 2009. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospect or in the institutions credit position at some future date. Park View Federal had $24.7 million and $11.3 million in special mention, potential problem loans (excluding owner occupied one-to-four family loans) at June 30, 2010 and June 30, 2009, respectively.

Real estate acquired by Park View Federal as a result of foreclosure is classified as REO until such time as it is sold. At June 30, 2010, Park View Federal had 32 real estate owned properties totaling $8.2 million. These properties include raw land, partially developed land and, in some cases, partially built residences. Park View Federal faces the possibility of declines in value of these properties below their carrying amount. During the year ended June 30, 2010, Park View Federal recognized a write-down on other real estate owned of $2.0 million. Occasionally, Park View Federal will finish development or construction of these projects or homes. In these cases, Park View Federal also faces the risk that costs to complete construction will exceed original estimates or other execution risks.

Asset Classification and Allowance for Loan Losses. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as “substandard,” “doubtful,” or “loss,” if warranted. If an asset or portion thereof is classified as a loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as a loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention is required to be designated as “special mention.” Park View Federal has established an Asset Classification Committee that reviews Park View Federal’s loan portfolio and determines which loans should be placed on a “watch-list” of potential problem loans which are considered to have more than normal credit risk. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See “Regulation of Park View Federal—Regulatory Capital Requirements.” OTS examiners may disagree with the insured institution’s classifications and amounts reserved. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS. At June 30, 2010, total nonaccrual and 90 days past due loans and other nonperforming assets were $77.3 million, all of which were classified as substandard. For additional information, see “—Nonperforming Loans and Other Problem Assets” and Note 4 of Notes to Consolidated Financial Statements.

In originating loans, Park View Federal recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, Park View Federal’s and the industry’s historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Park View Federal increases its allowance for loan losses by charging provisions for loan losses against the Bank’s income.

General allowances are made pursuant to management’s assessment of risk in Park View Federal’s loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans, which are contractually past due and considering the net realizable value of the security for the loan. Management continues to actively monitor Park View Federal’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. The following table shows how Park View Federal’s allowance for loan losses are allocated at each of the dates indicated.

	June 30, 2010	June 30, 2009
General allowance	$16,902,971	$15,071,653
Specific allowance	14,616,876	16,411,552

Total allowance	$31,519,847	$31,483,205

Management’s approach includes establishing a specific valuation allowance by evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management establishes a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on Park View Federal’s historical loss experience, trends based on changes to non-performing loans and foreclosure activity, effectiveness of its credit administration processes and management’s subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is Park View Federal’s loss experience for each category. Historical loss percentages are calculated and adjusted by taking charge-offs in each risk category during the past 12 months and dividing the total by the average balance of each category.

A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses. The current period provision for loan losses reflects the impact on the loss factors applied to pools of performing loans due to the recent increase in Park View Federal’s historical loss experience.

Park View Federal continues to review its loan portfolio, and analyze all large borrowing relationships, delinquency trends, and loan collateral valuation in order to identify impaired loans. This allows management to identify troubled loans and loan relationships as well as review deteriorating loans and loan relationships. As a result, detailed action plans were developed to either return the loans to performing or dispose of the loan and end the borrowing relationship. This review resulted in Park View Federal establishing specific valuation allowances of $14.6 million for identified collateral shortfalls at June 30, 2010.

Management’s analysis of the allowance for loan losses considers changes in nonaccrual loans and changes in probable loan losses as economic conditions deteriorate and the underlying collateral is subjected to an elongated foreclosure process.

During 2009, Park View Federal established a Special Asset Management Department and implemented new processes and review procedures of its loan portfolio.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$31,483	$9,654	$4,581	$4,675	$4,312

Charge-offs:
Mortgage loans	14,891	9,446	984	1,178	462
Non-real estate (1)	—	—	2	18	1

Total charge-offs	14,891	9,446	986	1,196	463

Recoveries:
Mortgage loans	—	2	1	—	—
Non-real estate (1)	—	—	—	—	—

Total recoveries	—	2	1	—	—

Net charge-offs	14,891	9,444	985	1,196	463

Provision charged to income	14,928	31,273	6,058	1,102	826

Balance at end of year	$31,520	$31,483	$9,654	$4,581	$4,675

Ratio of net charge-offs during the year to average loans outstanding during the year	2.2%	1.3%	0.1%	0.1%	0.1%

(1)	Consists primarily of line of credit loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	% of Loans in Category to Total Loans Outstanding	Amount	% of Loans in Category to Total Loans Outstanding	Amount	% of Loans in Category to Total Loans Outstanding	Amount	% of Loans in Category to Total Loans Outstanding	Amount	% of Loans in Category to Total Loans Outstanding
	(Dollars in thousands)
Mortgage loans:
One-to four-family residential (1)	$13,048	40.70%	$11,738	40.81%	$3,797	42.69%	$1,200	43.05%	$2,005	47.25%
Multi-family residential	3,166	8.41	1,701	9.08	304	8.05	288	7.57	271	7.22
Commercial	8,395	39.00	5,885	36.85	3,153	34.27	2,508	34.68	1,892	32.07
Land	5,688	8.35	11,698	8.68	1,716	10.29	582	10.43	436	10.50
Unallocated	488	0.00	—	—	189	—	—	—	—	—

Total mortgage loans	30,785	96.46	31,022	95.42	9,159	95.30	4,578	95.73	4,604	97.04
Non-real estate	735	3.54	461	4.58	495	4.70	3	4.27	71	2.96

Total allowance for loan losses	$31,520	100.00%	$31,483	100.00%	$9,654	100.00%	$4,581	100.00%	$4,675	100.00%

(1)	Consists of one-to four-family residential and home equity lines of credit, including owner-occupied and non-owner-occupied properties.

Investment Activities

Park View Federal’s investment policy currently allows for investment in various types of liquid assets, including United States Government and United States Government Sponsored Enterprise securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers’ acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal’s investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. Park View Federal’s equity investments consist of floating rate preferred stock issued by FHLMC and FNMA. On September 7, 2008, the Federal Housing Finance Agency placed the FHLMC and the FNMA under conservatorship and suspended dividend payments on the FHLMC and FNMA subject securities. As a result of this action, Park View Federal recorded a non-cash, other-than-temporary gross impairment charge of approximately $1.8 million relative to its investments in preferred stock issued by FHLMC and FNMA. As required by ASC 320, formerly SFAS 115, when a decline in fair value is deemed other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The impairment represented an after-tax charge of approximately $1.2 million, or $0.16 per share, which was recorded during the second quarter of fiscal 2009. During 2010, these securities were sold, resulting in a pre-tax gain of $23,000. In accordance with the investment policy, at June 30, 2010, Park View Federal had United States Treasury securities, mortgage-backed securities and FHLB of Cincinnati stock and also continues to hold its original investments in FNMA and FHLMC preferred stock.

Park View Federal reports its investments, other than marketable equity securities and securities available for sale, at cost as adjusted for discounts and unamortized premiums. Park View Federal has the intent and ability and generally holds all securities until maturity. For additional information, see Note 2 of Notes to Consolidated Financial Statements.

In December 2008, the Company sold mortgage-backed securities that were previously categorized as held-to-maturity. Park View Federal’s intent with respect to these securities changed due to the bond market’s reaction to the announcement by the Federal Reserve Board that they intended to take unprecedented action to acquire certain mortgage-backed securities. Subsequent to this sale, Park View Federal reclassified its remaining mortgage-backed securities from held-to-maturity to available-for-sale.

At present, management is not aware of any conditions or circumstances which could impair its ability to hold its remaining securities to maturity.

The following table sets forth the carrying value of Park View Federal’s securities portfolio and FHLB of Cincinnati stock at the dates indicated.

	At June 30,
	2010	2009	2008
	(In thousands)
Investment securities:
Equity securities	—	$103	$1,890
U. S. Government Sponsored Enterprise Securities	—	—	7,580
U. S. Government Securities	$20,129	50,000	—
Mortgage-backed securities held to maturity	—	—	55,151
Mortgage-backed securities available for sale	47,146	64,178	—

Total securities	67,275	114,281	64,621
FHLB of Cincinnati stock	12,811	12,811	12,641

Total investments	$80,086	$127,092	$77,262

The following table sets forth the scheduled maturities, carrying values, market values and average yields for Park View Federal’s debt securities at June 30, 2010.

	At June 30, 2010
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
U.S. Government Sponsored Enterprise Securities	$0	0.00%	$5,012	1.0%	$15,137	2.56%	$—	—%	$201490	2.17%
Mortgage-backed securities	253	3.48%	—	—	—	—	46,893	4.53%	47,146	4.52%

Total	$253	3.48%	$5,012	1.0%	$15,137	2.56%	$46,893	4.53%	$67,295	3.80%

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of Park View Federal’s funds for lending, investment activities and general operational purposes. In addition to deposits, Park View Federal derives funds from loan principal and interest repayments, maturities of securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes.

Deposits. Park View Federal attracts deposits principally from within its primary market area by offering a variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts and certificates of deposit, which generally range in maturity from seven days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by Park View Federal on a periodic basis. Park View Federal generally reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, Park View Federal considers the rates offered by competing institutions, funds acquisition costs and liquidity requirements, growth goals and federal regulations. Park View Federal is prohibited by its regulators from accepting brokered deposits or offering rates more than 75 basis points above the national average rate.

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

Park View Federal’s deposits decreased by $57.4 million for the fiscal year ended June 30, 2010 as compared to the fiscal year ended June 30, 2009, as $50.8 million of maturing brokered deposits were not renewed. Deposit balances totaled $667.5 million, $724.9 million and $659.4 million at the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Deposits in Park View Federal as of June 30, 2010 were represented by the various programs described below:

Weighted Average Interest Rate	Category	Minimum Balance	Balance (in thousands)	Percentage of Total Deposits
0.22%	NOW accounts	$50	$35,862	5.37%
0.49	Passbook statement accounts	5	57,069	8.55
1.05	Money market accounts	1,000	80,354	12.04
0.00	Noninterest-earning demand accounts	50	23,522	3.52

			196,807	29.48
	Certificates of Deposit
1.98	3 months or less	500	344,528	51.61
2.06	3 – 6 months	500	34,395	5.15
1.85	6 – 12 months	500	39,720	5.95
3.15	1 – 3 years	500	46,403	6.96
3.21	More than three years	500	5,694	0.85

2.11	Total certificates of deposit		470,740	70.52

1.67	Total deposits		$667,547	100.00%

The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated.

	For the Year Ended June 30,
	2010			2009			2008
	Interest- Bearing Demand Deposits	Savings Deposits	Time Deposits	Interest- Bearing Demand Deposits	Savings Deposits	Time Deposits	Interest- Bearing Demand Deposits	Savings Deposits	Time Deposits
	(Dollars in thousands)
Average balance	$108,232	$64,995	$497,236	$108,977	$38,545	$537,739	$114,459	$26,806	$501,523
Average rate paid	0.97%	0.86%	2.56%	1.74%	1.43%	3.74%	2.98%	1.11%	4.81%

The rates currently paid on certificates maturing within one year or less are lower than the rates currently being paid on similar certificates of deposit maturing thereafter. Park View Federal will seek to retain these deposits to the extent consistent with its long-term objective of maintaining positive interest rate spreads. Depending upon interest rates existing at the time such certificates mature, Park View Federal’s cost of funds may be significantly affected by the rollover of these funds. A decrease in such cost of funds, if any, may have a material impact on Park View Federal’s operations. To the extent such deposits do not roll over, Park View Federal may, if necessary, use other sources of funds, including borrowings from the FHLB of Cincinnati, to replace such deposits. See “—Borrowings.”

The following table indicates the amount of Park View Federal’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2010.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$46,610
Three through six months	45,308
Six through 12 months	42,966
Over 12 months	55,971

Total	$190,855

Borrowings. Savings deposits historically have been the primary source of funds for Park View Federal’s lending, investments and general operating activities. Park View Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. Park View Federal currently has two commitments with the FHLB of Cincinnati for flexible lines of credit, referred to as a cash management advance (“CMA”) and a Repo advance (“REPO”), in the amounts of $30 million and $200 million, respectively, which can be drawn on to the extent of collateral pledged. At June 30, 2010, Park View Federal had borrowing capacity of $12.5 million on these lines of credit. The CMA and the REPO were not drawn down at June 30, 2010. Advances from the FHLB of Cincinnati are secured by Park View Federal’s stock in the FHLB of Cincinnati and other eligible assets. In addition, PVFSC had a loan with an outstanding balance of $1.3 million collateralized by real estate. For additional information, refer to Note 8 of Notes to Consolidated Financial Statements.

The following table sets forth certain information regarding Park View Federal’s advances from the FHLB of Cincinnati for the periods indicated:

	At June 30,
	2010	2009	2008
	(Dollars in thousands)
Amounts outstanding at end of period	$35,000	$35,000	$44,000
Weighted average rate	2.96%	2.96%	2.83%

Maximum amount outstanding at any month end	$45,000	$57,000	$85,000

Approximate average outstanding balance	$35,056	$37,750	$53,130
Weighted average rate	2.95%	2.88%	4.41%

In March 2006, Park View Federal entered into a $50 million repurchase agreement collateralized by $58.7 million in securities. On October 29, 2009, Park View Federal received notice from the counter-party to the repurchase agreement stating that due to the regulatory capital requirements included in the Cease and Desist Order, that the counterparty is entitled to declare that an event of default had occurred and pursue all its remedies under the repurchase agreement. The counter-party did not indicate its intention to declare Park View Federal in default. Among its remedies, the counter-party could unwind the trade at market value. This would result in a pre-tax charge to the earnings of Park View Federal of approximately $1.8 million. At June 30, 2010, the underlying securities collateralizing the borrowing have a market value in excess of amortized cost of $2.4 million.

Subordinated Debt. In June 2004, PVF formed PVF Capital Trust 1 (“Trust I”), a special purpose entity formed for the sole purpose of issuing $10.0 million of variable rate trust preferred securities. PVF issued variable-rate Subordinated Deferrable Interest Debentures due June 29, 2034 (the “Trust I Debentures”) to Trust I in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities offered by Trust I had a variable interest rate that adjusted to the three month LIBOR rate plus 260 basis points. The Trust I Debentures were the sole asset of the Trust I.

In July 2006, PVF formed PVF Capital Trust 2 (“Trust II”), a special purpose entity formed for the sole purpose of issuing $10.0 million of variable rate trust preferred securities. PVF issued variable-rate Subordinated Deferrable Interest Debentures due July 6, 2036 (the “Trust II Debentures” and, collectively, with the Trust I Debentures, the “Subordinated Debentures”) to Trust II in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities issued by Trust II carried a fixed rate of 7.462% until

September 15, 2011 and thereafter a variable interest rate that adjusts to the three month LIBOR rate plus 175 basis points. The Trust II Debentures were the sole asset of the Trust II.

On September 1, 2009, PVF entered into an exchange agreement (the “Exchange Agreement I”) with the holder and collateral manager of the $10.0 million principal amount trust preferred securities issued by Trust I in 2004. Under Exchange Agreement I, on September 3, 2009, the securities holder exchanged its $10.0 million of trust preferred securities for the following consideration paid by PVF: (i) a cash payment of $500,000; (ii) a number of shares of Company’s common stock equal to $500,000 divided by the average daily closing price of PVF’s common stock for the 20 business days prior to September 1, 2009, equating to 205,297 shares; (iii) a warrant to purchase 769,608 shares of Company’s common stock (the “Trust I Warrant A”); and (iv) a warrant to purchase 27,739 shares of Company common stock (the “Trust I Warrant B”) as a result of the issuance of common stock in connection with second trust preferred exchange as described below. The exercise price for all warrants was $1.75, the price at which PVF completed a rights offering and an offering to a standby investor as described below. The warrants are exercisable for two years following the closing.

As a result of repurchase of the trust preferred securities issued by Trust I, PVF recorded a gain of $8,561,530 which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust I Warrant A and Trust I Warrant B were estimated to be $808,088 and $29,126, respectively, and were recorded in paid in capital.

On October 9, 2009, PVF entered into an exchange agreement (the “Exchange Agreement II”) with investors, including principally directors and officers of the Company and Park View Federal and certain individuals not affiliated with the Company (collectively, the “Investors’), whom held trust preferred securities with an aggregate liquidation amount of $10.0 million issued by Trust II in 2006. Under the Exchange Agreement II, on March 16, 2010, the Investors exchanged the $10.0 million of trust preferred securities for aggregate consideration consisting of: (i) $400,000 in cash, (ii) shares of common stock valued at $600,000 based on the average daily closing price of the common stock over the 20 trading days prior to October 9, 2009, equating to 280,241 shares; (iii) warrants to purchase 797,347 shares of PVF’s common stock (the “Trust II A Warrants”; and (iv) warrants to purchase 448,832 shares of the Company’s common stock (the “Trust II B Warrants”) that were issued as a result of PVF completing a rights offering and an offering to a standby investor described below The exercise price for the warrants is $1.75, the price of the shareholder rights offering. The warrants are exercisable for five years following the closing.

As a result of the repurchase of the trust preferred securities issued by Trust II, PVF recorded a gain of $9,065,908 which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust II A Warrants and Trust II B Warrants were estimated to be $669,771 and $377,019, respectively and were recorded as paid in capital.

Common Stock Issuance. On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs.

Subsidiary Activities

Park View Federal is required to give the FDIC and the OTS 30 days prior notice before establishing or acquiring a new subsidiary or commencing a new activity through an existing subsidiary. Both the FDIC and the OTS have the authority to prohibit the initiation of, and to order the termination of, subsidiary activities determined to pose a risk to the safety or soundness of the institution.

As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2010, Park

View Federal was authorized to invest up to approximately $26 million in the stock of, or as loans to, subsidiaries, including the additional 1% investment for community, inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

PVF has three active subsidiaries, Park View Federal, PVFSC and MPLC. PVFSC is engaged in the activities of land acquisition and real estate investment. PVF has three nonactive subsidiaries, PVF Community Development Corp., PVF Mortgage Corp. and PVF Holdings, Inc., which have been chartered for future activity.

PVF Service Corporation. At June 30, 2010, PVFSC had a $0.13 million investment in a joint venture that owns real estate leased to Park View Federal for use as a branch office in Avon, Ohio. Also, at June 30, 2009, PVFSC had a $0.10 million investment in a joint venture for a branch office location in Mayfield Heights, Ohio. PVFSC also has an interest in Park View Plaza, a joint venture, which is a strip center in Cleveland, Ohio that includes Park View Federal’s Cleveland branch office. PVFSC also has an interest in a joint venture containing a Title Company, PVF Title Services, LLC. In addition, PVFSC had a $4.4 million investment in office properties used by PVF and Park View Federal that includes the Corporate Center in Solon, Ohio, and branch offices in Bainbridge, Ohio and Chardon, Ohio. In November 2008, PVFSC refinanced a line of credit loan for $1.6 million. The balance at June 30, 2010 was $1.3 million, and the loan is secured by the Corporate Center in Solon, Ohio.

Mid Pines Land Company. At June 30, 2010, MPLC had an investment of $0.6 million in land adjacent to PVF’s Corporate Center in Solon, Ohio.

Competition

Park View Federal faces strong competition both in originating real estate and other loans and in attracting deposits. Park View Federal competes for real estate and other loans principally on the basis of interest rates and the loan fees it charges, the type of loans it originates and the quality of services it provides to borrowers. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in Park View Federal’s market area.

Park View Federal attracts generally all its deposits through its branch offices primarily from the communities in which those branch offices are located. Consequently, competition for deposits is principally from other savings institutions, commercial banks, credit unions and brokers in these communities. Park View Federal competes for deposits and loans by offering a variety of deposit accounts at competitive rates, a wide array of loan products, convenient business hours and branch locations, a commitment to outstanding customer service and a well-trained staff. In addition, Park View Federal believes it has developed strong relationships with local businesses, realtors, builders and the public in general, giving it an excellent image in the community.

Employees

As of June 30, 2010, PVF and its subsidiaries had 174 full-time employees and 41 part-time employees, none of whom was represented by a collective bargaining agreement. PVF believes it enjoys a good relationship with its personnel.

Regulation

General. Park View Federal, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. Park View Federal also is subject to regulation and examination by the FDIC, which insures the deposits of Park View Federal to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily are intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides federal banking regulators, including the OTS and FDIC, with substantial enforcement powers. The OTS’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

For information with respect to current operating restrictions imposed on PVF and Park View Federal by the OTS, see “—Regulatory Agreements.”

Recently Enacted Regulatory Reform. On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the Dodd-Frank Act changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the OTS to the OCC, effective one year from the effective date of the legislation, with a potential extension up to six months. Savings and loan holding companies will be regulated by the Federal Reserve Board. The Dodd-Frank Act also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect PVF and Park View Federal:

•	The OTS will be merged into the OCC and the authority of the other remaining bank regulatory agencies restructured.;

•

A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	New capital regulations for thrift holding companies will be adopted and any new trust preferred securities will no longer count toward Tier 1 capital;

•	The current prohibition on the payment of interest on demand deposits will be repealed, effective July 21, 2011;

•

The standard maximum amount of deposit insurance per customer is permanently increased to $250,000 and non-interest bearing transaction accounts will have unlimited deposit insurance through January 1, 2013;

•	The deposit insurance assessment base calculation will be expanded to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

New corporate governance requirements applicable generally to all public companies in all industries will required new compensation practices, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, to provide stockholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements.

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. PVF is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank on PVF and Park View Federal cannot be determined yet, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on Park View Federal’s and PVF’s operations.

Regulation of Park View Federal.

General. As a savings institution, Park View Federal is subject to extensive regulation by the OTS, and its deposits are insured by the DIF, which is administered by the FDIC. The lending activities and other investments of Park View Federal must comply with various federal regulatory requirements. The OTS periodically examines Park View Federal for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of FDIC-insured savings institutions. Park View Federal must regularly file reports with OTS describing its activities and financial condition. Park View Federal is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere herein. The discussion is not intended to be a complete explanation of all applicable laws and regulations and is qualified in its entirety by reference to the actual statutes and regulations involved.

Regulatory Capital Requirements. Under OTS regulations, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, Tier 1 capital (core) equal to at least 4.0% (or 3.0% if the institution is the highest rated under the OTS examination rating system) of adjusted total assets and “total capital,” a combination of Tier 1 and “supplementary” capital, equal to at least 8.0% of “risk-weighted” assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is the highest rated). For purposes of these regulations, Tier 1 capital generally consists of common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. See “—Prompt Corrective Regulatory Action.” Investments in subsidiaries that are engaged as principal in activities not permissible for national banks must also be deducted from Tier 1 capital. Park View Federal was in compliance with all applicable regulatory capital requirements at June 30, 2010.

In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution’s allowances for loan and lease losses allowances, and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2010, Park View Federal had no equity investments for which OTS regulations require a deduction from total capital.

The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one-to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and multi-family mortgages (or residential property consisting of five or more dwelling units) with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer, home equity and land loans, residential and nonresidential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and United States government securities backed by the full faith and credit of the United States government are given a 0% risk weight. At June 30, 2010, Park View Federal’s risk-weighted assets were $646.4 million, and its total risk-based capital was $82.9 million, or 12.83%, of risk-weighted assets.

The table below presents Park View’s capital position at June 30, 2010, relative to its various minimum regulatory capital requirements.

	At June 30, 2010
	Amount	Percent of Assets (1)
	(Dollars in Thousands)
Tangible Capital	$74,747	8.63%
Tangible Capital Requirement	12,987	1.50

Excess	61,760	7.13%

Tier 1/Core Capital	$74,747	8.63%
Tier 1/Core Capital Requirement	34,632	8.00

Excess	40,115	0.63%

Tier 1 Risk-Based Capital	$74,747	11.56%
Tier 1 Risk-Based Capital Requirement	25,854	4.00

Excess	48,893	7.56%

Risk-Based Capital	$82,935	12.83%
Risk-Based Capital Requirement	51,709	12.00

Excess	31,226	0.83%

(1)	Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

In addition to requiring generally applicable capital standards for savings institutions, the OTS may establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. On October 19, 2009, Park View Federal has been directed by the OTS, to raise its Tier 1 core capital and total risk-based capital ratios to 8.0% and 12.0%, respectively. With the additional capital invested in Park View Federal, the Bank exceeded the minimum capital ratios requited under the Bank Order. However, until the Bank Order is terminated, Park View Federal cannot be classified as well-capitalized under prompt corrective action provisions. See “Regulation of the Park View Federal—Regulatory Agreements.”

Regulatory Agreements. On October 19, 2009, PVF and Park View Federal, each entered into the Bank Order and the Company Order with the OTS, whereby the Company and the Bank each consented to the issuance of the Cease and Desist Order promulgated by the OTS without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against PVF or Park View Federal.

The Bank Order requires Park View Federal to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) if Park View Federal fails to meet these capital requirements at any time after December 31, 2009, within 15 days thereafter prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to Park View Federal’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31,

2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit for OTS approval a new business plan that will include the requirements contained in the Cease and Desist Order and that also will include well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the Federal Deposit Insurance Corporation; and (viii) not declare or pay dividends or make any other capital distributions from Park View Federal without receiving prior OTS approval.

The Company Order requires PVF Capital Corp. to take several actions, including, but not limited to: (i) submit a capital plan that includes, among other things, (1) the establishment of a minimum tangible capital ratio of tangible equity capital to total tangible assets commensurate with PVF’s consolidated risk profile, and (2) specific plans to reduce the risks to PVF Capital Corp. from its current debt levels and debt servicing requirements; (ii) not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem PVF equity stock without the prior non-objection of the OTS, except that this provision does not apply to immaterial capital stock redemptions that arise in the normal course of PVF’s business in connection with its stock-based compensation plans; and (iii) not incur, issue, renew, roll over or increase any debt or commit to do so without the prior non-objection of the OTS (debt includes loans, bonds, cumulative preferred stock, hybrid capital instruments such as subordinated debt or trust preferred securities, and guarantees of debt).

The Bank Order and the Company Order also impose certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements that PVF and Park View Federal may enter into, third party service contracts and transactions with affiliates.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing by the OTS.

On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, PVF contributed approximately $20.0 million of the proceeds to the capital of Park View Federal to improve its regulatory capital position. At June 31, 2010, Park View Federal’s Tier 1 (core) capital ratio was 8.63% and its total risk-based capital ratio was 12.83%, exceeding the requirements of the Bank Order.

PVF and Park View Federal believe they are in compliance with all requirements of the Bank and Company Orders that are required to date and will continue to work to comply with all such requirements in the future, although it may not be able to meet the reduced adversely classified asset levels required by December 31, 2010.

Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below a “critical capital level,” the institution will be subject to conservatorship or receivership within specified time periods.

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

	Well Capitalized	Adequately Capitalized		Undercapitalized	Significantly Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more		Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	6.0% or more	4.0% or more		Less than 4.0%	Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more	*	Less than 4.0%*	Less than 3.0%

*	3.0% if the institution has the highest examination rating.

A “critically undercapitalized” savings institution is defined as a savings institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative preferred stock less all intangibles other than qualifying supervisory goodwill and certain servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At June 30, 2010, Park View Federal was deemed a well capitalized institution for purposes of the prompt corrective action regulations. For more information regarding the position of Park View Federal with respect to the FDICIA prompt corrective action rules, see Note 13 of Notes to Consolidated Financial Statements.

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

Federal Home Loan Bank System. Park View Federal is a member of the FHLB, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB, Park View Federal is required to acquire and hold specified amounts of capital stock in the FHLB of Cincinnati. Park View Federal was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2010 of $12.8 million. The FHLB of Cincinnati’s ability to pay dividends to its stockholders is subject to a variety of factors such as legal requirements, the Bank’s financial condition and income and economic conditions.

The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB. It makes advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2010, Park View Federal had $35 million in advances outstanding from the FHLB of Cincinnati. See “—Deposit Activity and Other Sources of Funds—Borrowings.”

Qualified Thrift Lender Test. If a savings association fails to meet one of the two tests in order to be a qualified thrift lender (“QTL”), the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that does not meet the QTL tests must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment not permissible for a national bank and savings association.

To meet the QTL tests, the institution must qualify as a domestic building and loan association under the Internal Revenue Code of 1986, as amended (the “Code”) or the institution’s “Qualified Thrift Investments” must total at least 65% of “portfolio assets.” Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments generally consist of: (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans; (ii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks. At June 30, 2010, Park View Federal qualified as a QTL.

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

Park View Federal believes that its current lending policies conform to the Interagency Guidelines.

Insurance of Deposit Accounts. The deposits of Park View Federal are insured to the maximum extent permitted by the DIF and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

The recently enacted Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts through the end of 2013 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012. For noninterest bearing transaction deposit accounts, including accounts swept from a noninterest bearing transaction account into a noninterest bearing savings deposit account, a 10 basis point annual rate surcharge is applied to deposit amounts in excess of $250,000. Financial institutions could have opted out of either or both of these programs. Park View Federal elected to participate in the unlimited noninterest bearing transaction account coverage and opted to not participate in the unsecured debt guarantee program.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments. In 2009, the FDIC collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of Park View Federal’s special assessment, which was paid on September 30, 2009, was $430,387. In 2009, the FDIC also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Nevertheless, pursuant to discretionary authority granted to the FDIC, the FDIC determined to exempt Park View Federal from having to prepay its quarterly risk-based assessment for the fourth quarter of 2009, and all of 2010, 2011 and 2012. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Park View Federal, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Park View Federal’s deposit insurance.

Dividend Limitations. Under OTS regulations, Park View Federal may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of Park View Federal’s conversion from mutual to stock form.

OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution (which includes dividends, stock repurchases and amounts paid to stockholders of another institution in a cash merger) if: (i) they would not be well capitalized after the distribution; (ii) the distribution would result in the retirement of any of the institution’s common or preferred stock or debt counted as its regulatory capital; or (iii) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if: (1) the institution would not be adequately capitalized following the distribution; (2) the institution’s total distributions for the calendar year exceed the institution’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years; or (3) the distribution would otherwise violate applicable law or regulation or an agreement with or conditions imposed by the OTS. As a subsidiary of a savings and loan holding company, Park View Federal must, at a minimum, provide prior notice to the OTS of capital distributions. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

In addition to the foregoing, earnings of Park View Federal appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See “Taxation.” Park View Federal intends to make full use of this favorable tax treatment afforded to the Bank and does not contemplate use of any earnings of the Bank in a manner which would limit the Bank’s bad debt deduction or create Federal tax liabilities.

PVF and Park View Federal are currently prohibited from paying dividends under the terms of the Company and Bank Orders. See “Regulation of the Bank—Regulatory Capital Requirements.”

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on transaction accounts of between $10.7 million and $55.2 million, plus 10% on the remainder. The first $10.7 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At June 30, 2010, Park View Federal met its reserve requirements.

Interstate Branching. OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, an institution may not establish an out-of-state branch unless: (i) the institution qualifies as a “domestic building and loan association” under §7701(a)(19) of the Code or meets the QTL Test and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or as a QTL; and (ii) such branch would not result in (1) formation of a prohibited multi-state multiple savings and loan holding company, or (2) a violation of certain statutory restrictions on branching by savings institution subsidiaries of bank holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution’s record of compliance with the Community Reinvestment Act in connection with any branch application.

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

Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as PVF) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B: (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus; (ii) specify certain collateral requirements for particular transactions with affiliates; and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to an unaffiliated customer. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may: (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies; or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Park View Federal is also prohibited from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on condition that the customer obtain some additional services from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

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

Regulation of PVF

General. PVF is a savings and loan holding company as defined by the Home Owners’ Loan Act. As such, PVF is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Park View Federal is subject to certain restrictions in its dealings with PVF and affiliates thereof.

Activities Restrictions. The Board of Directors of PVF presently intends to operate the Company as a unitary savings and loan holding company. Since PVF became a unitary savings and loan holding company before May 4, 1999, there are generally no restrictions on the activities of the Company. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL Test, then such unitary holding company will become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to the restrictions applicable to a bank holding company. See “—Regulation of the Bank—Qualified Thrift Lender Test.”

If PVF were to acquire control of another savings institution to be held as a separate subsidiary, the Company would become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and each subsidiary savings institution meets the QTL Test, the activities of PVF and any of its subsidiaries (other than Park View Federal or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must be approved by the OTS prior to being engaged in by a multiple holding company. The OTS has issued an interpretation indicating that multiple holding companies may also engage in activities permissible for financial holding companies, including investment banking and insurance.

Restrictions on Acquisitions. Savings and loan holding companies are generally prohibited from acquiring, without prior approval of OTS: (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof: or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

Acquisition of the Company. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire control of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the OTS has found that the acquisition will not result in a change of control of PVF. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Taxation

General. PVF and its subsidiaries currently file a consolidated federal income tax return based on a fiscal year ending June 30. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

Federal Income Taxation. Savings institutions are subject to the provisions of the Code in the same general manner as other corporations. Prior to legislation in 1996, institutions such as Park View Federal which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. Legislation that is effective for tax years beginning after December 31, 1995 repealed the reserve method available to thrifts and required institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. Park View Federal had no such excess reserve. Park View Federal will no longer be allowed to use the percentage of taxable income method for tax loan loss provisions, but was allowed to use the experience method of accounting for bad debts as long as it was not considered a large thrift. Beginning with June 30, 1997 taxable year, Park View Federal was treated the same as a small commercial bank. Institutions with less than $500 million in assets were still permitted to make deductible bad debt additions to reserves, using the experience method. Beginning with the June 30, 2000 taxable year, Park View Federal began being taxed as a large thrift and is only able to take a tax deduction when a loan is actually charged off.

Earnings appropriated to Park View Federal’s bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or liquidation), unless the Bank includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

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

Park View Federal’s federal income tax returns through June 30, 2007 were audited by the Internal Revenue Service. The year June 30, 2008 is open to audit.

For further information regarding federal income taxes, see Note 10 of Notes to Consolidated Financial Statements.

State Income Taxation. Park View Federal is subject to an Ohio franchise tax based on its equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital is taxed at a rate of 1.3%. PVF generally elects to be taxed as a qualifying holding company and pay Ohio tax based on its net income only. The other subsidiaries of PVF are taxed on the greater of a tax based on net income or net worth.

Executive Officers of the Registrant

The following sets forth information with respect to the executive officers of PVF.

	Age as of
Name	September 17, 2010	Title
Robert J. King, Jr.	55	President and Chief Executive Officer of the PVF and Park View Federal

James H. Nicholson	48	Chief Financial Officer of the PVF and Park View Federal

Jeffrey N. Male	61	Vice President and Secretary of PVF and Executive Vice President and Chief Lending Officer of Park View Federal

Jane Grebenc	51	Executive Vice President of Retail Banking of Park View Federal

Lonnie L. Shiffert	52	Executive Vice President of Corporate Banking of Park View Federal

Robert J. King, Jr. Mr. King was appointed President and Chief Executive Officer of PVF and Park View Federal in July 2009 and began service on September 10, 2009. Mr. King succeeds Marty E. Adams, who served as interim chief executive of PVF and Park View Federal since March 4, 2009. Most recently, Mr. King served as senior managing director of FSI Group, LLC, a private equity operation focused on investing in the financial sector. King joined Fifth Third Bank in 1975. During his tenure with the Cincinnati-based company, he served as vice president of Institutional Asset Administration, director of marketing, commercial lending officer, customer service manager and marketing research specialist. In 1989, he joined Fifth Third Bank (Northeastern Ohio) as an executive vice president and was promoted to president and chief executive officer the following year. In 1997, Fifth Third’s Board of Directors appointed King Chairman of Fifth Third Bank (Northeastern Ohio), a position he held until his retirement in 2004. He also was an executive vice president of Fifth Third Bancorp and regional president of Fifth Third affiliates in Toledo, Dayton, Columbus and southern Ohio.

James H. Nicholson. In November 2009, James H. Nicholson was appointed Chief Financial Officer of PVF and Park View Federal. From 2006 to 2009, Mr. Nicholson served Huntington Bank in several capacities, including regional chief operating officer (Akron/Canton Region) and regional president and chief operating officer (Eastern Ohio Region). Mr. Nicholson previously served as Executive Vice President and Chief Operating

Officer of Unizan Financial Corp. and President and Chief Executive Officer and director of Unizan Bank, National Association from 2002 until Huntington Bancshares, Inc.’s acquisition of Unizan Financial in 2006. Previously, Mr. Nicholson’s served BancFirst Ohio Corp. and The First National Bank of Zanesville as Controller of the bank from 1990 to 1994, Chief Financial Officer until 1996, Executive Vice President and Chief Operating Officer until 1997, and President and Chief Executive Officer and a director of the bank until the merger with Unizan Financial (formerly UNB Corp.) in 2002. Mr. Nicholson became a director of BancFirst Ohio Corp. in 2000, and was also serving as its Executive Vice President and Corporate Secretary at the time of the 2002 merger.

Jeffrey N. Male. Mr. Male has been with Park View Federal since 1973. He has served in various capacities, including supervisor of the construction loan department, personnel director and manager of the collection, foreclosure and REO departments. Mr. Male was named Executive Vice President of the Park View Federal in 2000. In 1986 Mr. Male was named Senior Vice President in charge of residential lending operations. He was named Vice President and Secretary of PVF upon its organization in 1994 and continues to serve in that position. Mr. Male has served in various capacities with public service and charitable organizations, including the Chagrin Valley Jaycees, the Chagrin Falls Chamber of Commerce and the Neighborhood Housing Services Corporate Loan Committee. Mr. Male is a graduate of Denison University.

Jane Grebenc. In October 2009, Ms. Grebenc was appointed as Executive Vice President, Retail Banking. Previously, Ms. Grebenc served as Executive Vice President, Wealth Segment and Senior Executive, Private Bank at KeyBank National Association from 2008 to 2009. Ms. Grebenc previously served National City Corporation from 1982 to 2007 in several capacities, including Executive Vice President, Private Client Group (2006 to 2007), Executive Vice President, Loan Operations (2003 to 2006), Executive Vice President, Branch Network (1999 to 2003) and Executive Vice President, Retail Banking Group (1995 to 1998).

Lonnie L. Shiffert. In November 2009, Mr. Shiffert was appointed as Chief Lending Officer. Previously, Mr. Shiffert served in several senior level commercial real estate positions with institutions in the Cleveland area, including with the Citizens Banking Company as Senior Vice President and Manager, Commercial Real Estate Department (2007 to 2009), Sky Bank as Senior Vice President and Manager, Commercial Real Estate Department (2006 to 2007), Fifth Third Bank as Senior Vice President and Manager, Commercial Real Estate Department (2004 to 2006), Provident Bank as Senior Vice President and Manager, Commercial Real Estate Department (1998 to 2004).

Item 1A.	Risk Factors

We are subject to restrictions and conditions of Company and Bank Orders issued by the OTS. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Company and Bank Orders. Failure to comply with the Company and Bank Orders could result in additional enforcement action against us.

The Company and Bank Orders contain a number of significant directives, including higher capital requirements, requirements to reduce the level of our classified and criticized assets, growth and operating restrictions, restrictions on brokered deposits, and restrictions on dividend payments. These restrictions may impede our ability to operate our own business and to effectively compete in our markets. If we fail to comply with the terms and conditions of the Company and Bank Orders, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions, directing us to seek a merger partner or to liquidate Park View Federal. On March 26, 2010, we completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, we raised gross proceeds of $30.0 million. Upon completion of the offering, we contributed $20.0 million of the offering proceeds to Park View Federal to improve its regulatory capital position. The resulting regulatory capital ratios of Park View Federal now exceed the capital requirements of the Bank Order. As such, we believe we has complied with all requirements of the Company and Bank Orders that are required to date and will continue to work to comply with all such requirements in the future, although we may not be able to meet the reduced adversely classified asset levels by December 31, 2010. However, we have also submitted to the OTS our business plan, capital plan and reduction targets for our adversely classified assets.

We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Company and Bank Orders, and we will incur ongoing expenses attributable to compliance with the terms of the orders. It is possible regulatory compliance expenses related to the Company and Bank Orders could have a material adverse impact on us in the future.

The OTS must approve any deviation from our business plan, which could limit our ability to make any changes to our business, which could negatively impact the scope and flexibility of our business activities. Further, the imposition of the Company and Bank Orders, including certain restrictions on severance and indemnification payments and employment and compensation arrangements, may make it more difficult to attract and retain qualified employees. While we plan to take appropriate actions and intend to seek to have the Company and Bank Orders terminated in the future, such actions may not result in the OTS terminating such orders.

We are subject to growth and operating restrictions imposed by the OTS. These conditions could impede our ability to operate our business.

Pursuant to the terms of the Company and Bank Orders, we are subject to specified operating restrictions. These operating restrictions provide that: (i) Park View Federal must limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (ii) the Bank and the Company must obtain OTS approval prior to appointing any new director or senior executive officer; (iii) the PVF and Park View Federal must obtain regulatory approval prior to making certain severance and indemnification payments; (iv) Park View Federal must receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and senior executive officers; (v) Park View Federal must obtain OTS approval of all third-party contracts that are significant to the operation or financial condition of the Bank or that are outside the normal course of business; (6) Park View Federal must provide the OTS with advance notice of all proposed transactions with affiliates; and (vii) Park View Federal may not pay dividends or make any other capital distribution, including repurchase or redemption of capital stock, without the prior approval of the OTS. These restrictions may impede our ability to operate our business.

We have a relatively high percentage of non-performing loans and classified assets relative to our total assets. If our allowance for loan losses is not sufficient to cover our actual loan losses, our ability to become profitable will be adversely affected.

At June 30, 2010, our non-performing loans totalled $69.1 million, representing 11.14% of total loans and 8.18% of total assets. In addition, loans which management has classified as either substandard, doubtful or loss totalled $87.6 million, which includes the nonperforming loans previously mentioned, representing 14.13% of total loans and 8.18% of total assets. At June 30, 2010, our allowance for loan losses was $31.5 million, representing 45.62% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.

The OTS has directed Park View Federal to reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010. At June 30, 2010, Park View Federal did not meet these requirements and its levels of adversely classified assets and adversely classified assets designated as special mention to core capital plus allowance for loan and lease losses were 89.7% and 118.1%, respectively. We may not achieve compliance with these classified asset ratios prior to December 31, 2010. Although we have submitted to the OTS our business plan, capital plan and reduction targets for our adversely classified assets, if we fail to meet the required classified asset ratios by December 31, 2010, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions.

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

While short-term market interest rates (which are used as a guide to price Park View Federal’s deposits) have increased, longer-term market interest rates (which are used as a guide to price the Bank’s longer-term loans) have not. Although this “flattening” of the market yield curve has not had a negative impact on our interest rate spread and net interest margin to date, if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Conversely, if short-term interest rates decline and if rates on our loans and investments reprice downward faster than our rates on deposits, then we would also experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of Park View Federal’s interest-earning assets and, in particular, the Bank’s securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

The recently enacted Dodd-Frank Act may adversely affect our business, financial conditions and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on us will not be known for months or even years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than us, and some will affect only institutions with different charters than Park View Federal or institutions that engage in activities in which we do not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on us are the following:

•	The OTS will be merged into the OCC and the authority of the other remaining bank regulatory agencies restructured;

•

A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	New capital regulations for thrift holding companies will be adopted and any new trust preferred securities will no longer count toward Tier 1 capital;

•	The current prohibition on the payment of interest on demand deposits will be repealed, effective July 21, 2011;

•

The standard maximum amount of deposit insurance per customer is permanently increased to $250,000 and non-interest bearing transaction accounts will have unlimited deposit insurance through January 1, 2013;

•	The deposit insurance assessment base calculation will be expanded to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

New corporate governance requirements applicable generally to all public companies in all industries will required new compensation practices, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, to provide stockholders the opportunity to cast a non-binding vote on executive compensation , to consider the independence of compensation advisors and new executive compensation disclosure requirements.

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. PVF is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank on PVF and Park View Federal cannot be determined yet, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on Park View Federal’s and PVF’s operations.

Strong competition within Park View Federal’s market area could hurt profits and slow growth.

Park View Federal faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for Park View Federal to make new loans and at times has forced the Bank to offer higher deposit rates. Price competition for loans and deposits might result in Park View Federal earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to increase loans and deposits. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which Park View Federal competes have substantially greater resources and lending limits than the Bank has and may offer services that Park View Federal does not provide. Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Park View Federal’s profitability depends upon its continued ability to compete successfully in its market area.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Park View Federal is subject to extensive regulation, supervision and examination by the OTS, its primary federal regulator, and by the FDIC, as insurer of its deposits. PVF also is subject to regulation and supervision by the OTS. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Bank. The regulation and supervision by the OTS and the FDIC are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, including those to be enacted pursuant to the Dodd-Frank Act, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Our emphasis on construction and commercial real estate lending and land loans may expose us to increased lending risks.

At June 30, 2010, we had $211.7 million in loans secured by commercial real estate, $23.0 million in real estate construction loans, which included $14.4 million in residential construction loans, $3.3 million in loans for the construction of multi-family properties and $5.3 million for the construction of commercial properties and $51.8 million in loans secured by land. Commercial real estate loans, construction loans and land loans represented 34.1%, 3.7% and 8.4%, respectively, of our loan portfolio. While commercial real estate, construction and land loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

Our financial condition and results of operations are dependent on the economy in our market area.

Our market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. As of June 30, 2010, management estimates that more than 90% of deposits and generally all of loans came from our market area. Because of our concentration of business activities in our market area, our financial condition and results of operations depend upon economic conditions in our market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas when and if they do occur.

Provisions in our First Amended and Restated Articles of Incorporation, Amended and Restated Code of Regulations, our Amended and Restated Bylaws. and statutory provisions could discourage a hostile acquisition of control.

Provisions in our First Amended and Restated Articles of Incorporation (the “Articles”), Amended and Restated Code of Regulations (the “Regulations”) and the Amended and Restated Bylaws (the “Bylaws”) contain certain provisions that could discourage non-negotiated takeover attempts that certain stockholders might deem to be in their interests or through which stockholders might otherwise receive a premium for their shares over the then current market price and that may tend to perpetuate existing management. These provisions include: (i) the classification of the terms of the members of the Board of Directors; (ii) supermajority provisions for the approval of certain business combinations; (iii) elimination of cumulative voting by stockholders in the election of directors; (iv) certain provisions relating to meetings of stockholders; and (v) provisions allowing the Board of Directors to consider nonmonetary factors in evaluating a business combination or a tender or exchange offer. The provisions in the Articles requiring a supermajority vote for the approval of certain business combinations and containing restrictions on acquisitions of our equity securities provide that the supermajority voting requirements or acquisition restrictions do not apply to business combinations or acquisitions meeting specified Board of Directors approval requirements. The Articles also authorizes the issuance of 1,000,000 shares of preferred stock as well as additional shares of common stock up to a total of 65,000,000 outstanding shares. These shares could be issued without stockholder approval on terms or in circumstances that could deter a future takeover attempt.

In addition, Ohio law provides for certain restrictions on acquisition of PVF, and federal banking laws contain various restrictions on acquisitions of control of savings associations and their holding companies.

The Articles, Regulations, Bylaws and statutory provisions, as well as certain other provisions of state and federal law and certain provisions in our employee benefit plans are employment agreements and change in control severance agreements, may have the effect of discouraging or preventing a future takeover attempt in which stockholders otherwise might receive a substantial premium for their shares over then current market prices.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following table sets forth the location and certain additional information regarding PVF’s offices at June 30, 2010.

Location	Year Opened/ Acquired	Total Deposits	Net Book Value at June 30, 2009	Owned or Leased/ Expiration	Approximate Square Footage
	(Dollars in thousands)
Main Office:
30000 Aurora Road	2000	$50,083	$4,657	Owned	51,635
Solon, Ohio

Branch Offices:
2111 Richmond Road	1967	68,876	267	Lease	2,750
Beachwood, Ohio				12/31/19

413 Northfield Road	2002	38,288	84	Lease	3,084
Bedford, Ohio				10/31/12

11010 Clifton Boulevard	1974	24,564	0	Lease	1,550
Cleveland, Ohio				10/21/11

13901 Ridge Road	1999	67,856	0	Lease	3,278
North Royalton, Ohio				8/31/19

6990 Heisley Road	1994	49,214	0	Lease	2,400
Mentor, Ohio				10/24/18

1244 SOM Center Road	2004	51,391	59	Lease	2,200
Mayfield Heights, Ohio				6/30/14

497 East Aurora Road	1994	52,108	0	Lease	2,400
Macedonia, Ohio				9/30/14

8500 Washington Street	1995	41,780	559	Owned	2,700
Chagrin Falls, Ohio

408 Water Street	1998	29,712	437	Owned	2,800
Chardon, Ohio

Location	Year Opened/ Acquired	Total Deposits	Net Book Value at June 30, 2009	Owned or Leased/ Expiration	Approximate Square Footage
	(Dollars in thousands)
3613 Medina Road	2000	32,735	0	Lease	2,440
Medina, Ohio				2/28/13

34400 Aurora Road	2000	23,143	1	Lease	3,000
Solon, Ohio				7/31/10

16909 Chagrin Boulevard	2000	27,224	2	Lease	2,904
Shaker Heights, Ohio				6/30/13

36311 Detroit Road	2002	34,094	64	Lease	3,375
Avon, Ohio				10/02/12

17780 Pearl Road	2002	43,361	40	Lease	3,500
Strongsville, Ohio				8/31/12

9305 Market Square Drive	2003	13,520	928	Owned	3,700
Streetsboro, Ohio

215 West Garfield Road	2005	19,597	15	Lease	4,700
Aurora, Ohio				8/31/10

At June 30, 2010, the net book value of PVF’s premises, furniture, fixtures and equipment was $7.9 million. See Note 6 of Notes to Consolidated Financial Statements for further information.

PVF also owns real estate in Solon, Ohio. See “Item 1. Business—Subsidiary Activities” for further information.

Item 3.	Legal Proceedings

From time to time, PVF and/or Park View Federal is a party to various legal proceedings incident to its business. There are no material legal proceedings to which PVF or Park View Federal is a party or to which any of their property is subject.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PVF’s common stock trades under the symbol “PVFC” on the Nasdaq Capital Market. PVF had 25,642,218 shares of common stock outstanding and approximately 153 holders of record of the common stock at September 10, 2010. OTS regulations applicable to all federal savings institutions such as Park View Federal limit the dividends that may be paid by Park View Federal to PVF. Any dividends paid may not reduce Park View Federal’s capital below minimum regulatory requirements. Pursuant to the Bank Order with the OTS concerning specified operating restrictions, PVF and Park View Federal may not declare or pay a dividend without receiving the prior written approval of the OTS.

PVF’s stock repurchase program was renewed for a 12-month period in July 2008 and authorized the purchase of an additional 265,602 shares of PVF’s common stock. The program expired in July 2009 and was not renewed by PVF. At June 30, 2010, as adjusted to reflect all stock dividends, PVF had acquired a total of 472,725 shares, or 1.8%, of the Company’s common stock. PVF’s cash dividend policy remains dependent upon the Company’s financial condition, earnings, capital needs, regulatory requirements and economic conditions. Quarterly cash dividends of $.074 per share were declared on the Company’s outstanding common stock in fiscal 2008, and cash dividends of $.0025 per share were declared on the Company’s outstanding common stock during the first quarter of fiscal 2009. In addition, pursuant to the Company Order with the OTS concerning specified operating restrictions, PVF may not declare or pay a dividend, including the repurchase or redemption of capital stock, without receiving the prior written approval of the OTS.

The following table sets forth certain information as to the range of the high and low bid prices for the PVF’s common stock for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
Fourth Quarter	2.74	1.02	$2.88	$1.01
Third Quarter	4.10	1.00	3.00	1.00
Second Quarter	2.37	1.00	5.00	1.00
First Quarter	3.05	1.22	7.81	3.25

PVF did not repurchase any of its equity securities registered under the Exchange Act during the fourth quarter of the fiscal year ended June 30, 2010.

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

Financial Condition Data:

	At June 30,
(Dollars in Thousands)	2010	2009	2008	2007	2006
Total assets	$859,585	$912,209	$867,402	$900,816	$906,081
Loans receivable, net	587,406	668,460	714,492	713,329	736,065
Loans receivable held for sale, net	8,718	27,078	7,831	14,993	10,698
Mortgage-backed securities held to maturity	—	—	55,151	25,880	27,578
Mortgage-backed securities available for sale	47,146	64,178	—	—	—
Cash and cash equivalents	130,043	21,213	17,804	28,458	19,738
Securities held to maturity	—	50,000	7,580	58,000	58,000
Securities available for sale	20,149	103	1,890	—	—
Deposits	667,546	724,932	659,386	658,053	656,864
Borrowings	86,259	106,366	114,950	146,260	156,773
Stockholders’ equity	83,243	49,505	69,075	71,490	68,973

Operating Data:

	Year Ended June 30,
(Dollars in thousands except for earnings per share)	2010	2009	2008	2007	2006
Interest income	$38,565	$46,662	$56,485	$62,020	$55,651
Interest expense	18,545	27,347	34,275	36,705	28,408

Net interest income before provision for loan losses	20,020	19,315	22,210	25,315	27,243
Provision for loan losses	14,928	31,273	6,058	1,103	826

Net interest income after provision for loan losses	5,092	(11,958)	16,152	24,212	26,417
Noninterest income	21,536	4,799	2,458	3,376	2,028
Noninterest expense	24,456	23,001	20,806	21,634	21,549

Income (loss) before federal income taxes	2,172	(30,160)	(2,196)	5,954	6,896
Federal income tax expense (benefit)	731	(10,044)	(1,095)	1,720	2,053

Net income (loss)	$1,441	$(20,116)	$(1,101)	$4,234	$4,843

Basic earnings (loss) per share (1)	$0.11	$(2.59)	$(0.14)	$0.55	$0.63

Diluted earnings (loss) per share (1)	$0.11	$(2.59)	$(0.14)	$0.54	$0.62

(1)	Adjusted for stock dividends.

Other Data:

	At or For the Year Ended June 30,
	2010	2009	2008	2007	2006
Return on average assets	0.16%	(2.24)%	(0.13)%	0.47%	0.56%
Return on average equity	2.20	(32.39)	(1.55)	6.00	7.15
Interest rate spread	2.33	2.21	2.48	2.77	3.15
Net interest margin	2.43	2.32	2.70	2.98	3.34
Average interest-earning assets to average interest-bearing liabilities	104.14	103.40	105.33	104.84	105.38
Non-accruing loans and repossessed assets to total assets	8.98	8.92	3.06	1.81	1.80
Stockholders’ equity to total assets	9.68	5.43	7.96	7.94	7.61
Ratio of average equity to average assets	7.41	6.92	8.09	7.76	7.78
Dividend payout ratio (cash dividends declared divided by net income	—	—	—	54.04	47.13

Bank Regulatory Capital Ratios:
Ratio of tangible capital to adjusted total assets	8.63%	6.54%	9.69%	9.72%	8.33%
Ratio of Tier-1 core capital to adjusted total assets	8.63	6.54	9.69	9.72	8.33
Ratio of Tier-1 risk-based capital to risk-weighted assets	11.56	8.77	12.09	12.56	9.72
Ratio of total risk-based capital to risk-weighted assets	12.83	10.03	12.99	13.08	10.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in PVF’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. PVF wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. PVF wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause PVF’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

PVF does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

PVF is the holding company for Park View Federal, its principal and wholly owned subsidiary and a federally chartered savings bank headquartered in Solon, Ohio. Park View Federal has 17 branch offices located in Cleveland, Ohio, and surrounding communities. Park View Federal’s principal business consists of attracting deposits from the general public through its branch offices and investing these funds in loans secured by first mortgages on real estate located in its market area, which consists of Cuyahoga, Lake, Geauga, Portage, Summit, Medina and Lorain Counties in Ohio. Historically, Park View Federal has concentrated its activities on serving the borrowing needs of local homeowners and builders in its market area by originating both fixed-rate and adjustable-rate single-family mortgage loans, as well as construction loans, commercial real estate loans and multi-family residential real estate loans. In addition, Park View Federal has originated loans secured by second mortgages, including equity line of credit loans and non real estate loans. Over the last 18-month period, portfolio lending has been minimal as Park View Federal has focused on problem asset resolution. Moving forward, PVF and Park View Federal intend to include additional lending focus around commercial and industrial loans. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the level of personal income and savings in the market area.

Cease and Desist Orders

Background. During the years ended June 30, 2008 and 2009, due in part to the downturn in the real estate market and Park View Federal’s concentration in loans secured by real estate, the Bank’s asset quality deteriorated significantly. From June 30, 2007 to June 30, 2009, nonperforming assets increased $64.9 million, or 379%, to $82.1 million, including an increase in nonperforming loans of $56.0 million, or 385%, to $70.5 million. In addition, from June 30, 2007 to June 30, 2009, classified and criticized assets increased $81.5 million, or 388%, to $102.4 million, loans delinquent 30 to 89 days past due increased $10.9 million, or 99%, to $21.9 million and real estate owned increased $9.0 million, or 343%, to $11.6 million. Nonperforming loans as a percentage of total loans increased significantly during this period from 1.99% to 10.04%. In addition, although Park View Federal’s allowance for loan losses as a percentage of total loans increased during this period from 0.51% to 2.35%, Park View Federal’s allowance for loan losses as a percentage of nonperforming loans decreased from 25.4% to 23.4%.

As a result of the deterioration in Park View Federal’s asset quality, the Bank recorded provisions for loan losses of $6.1 million and $31.5 million during the years ended June 30, 2008 and 2009, respectively, which negatively impacted earnings. Due in part to the deterioration in Park View Federal’s asset quality, and resulting provisions for loans losses, Park View Federal’s regulatory capital ratios were negatively impacted.

On October 19, 2009, PVF and Park View Federal entered into the Company and Bank Orders without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against PVF or Park View Federal. The Bank Order requires Park View Federal to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) if Park View Federal fails to meet these capital requirements at any time after December 31, 2009, within 15 days thereafter prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to Park View Federal’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit for OTS approval a new business plan that will include the requirements contained in the Cease and Desist Order and that also will include well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the Federal Deposit Insurance Corporation; and (viii) not declare or pay dividends or make any other capital distributions from Park View Federal without receiving prior OTS approval.

The Company Order requires PVF Capital Corp. to take several actions, including, but not limited to: (i) submit a capital plan that includes, among other things, (1) the establishment of a minimum tangible capital ratio of tangible equity capital to total tangible assets commensurate with PVF’s consolidated risk profile, and (2) specific plans to reduce the risks to PVF Capital Corp. from its current debt levels and debt servicing requirements; (ii) not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem PVF equity stock without the prior non-objection of the OTS, except that this provision does not apply to immaterial capital stock redemptions that arise in the normal course of PVF’s business in connection with its stock-based compensation plans; and (iii) not incur, issue, renew, roll over or increase any debt or commit to do so without the prior non-objection of the OTS (debt includes loans, bonds, cumulative preferred stock, hybrid capital instruments such as subordinated debt or trust preferred securities, and guarantees of debt).

The Bank Order and the Company Order also impose certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements that PVF and Park View Federal may enter into, third party service contracts and transactions with affiliates.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing by the OTS.

The failure to comply with the Company and Bank Orders could result in the initiation of further enforcement action by the OTS, including the imposition of civil monetary penalties. The OTS could also direct us to seek a merger partner. PVF and Park View Federal have incurred, and expect to continue to incur, significant additional regulatory compliance expense in connection with the expected Cease and Desist Orders.

Overview of Financial Condition at June 30, 2010, 2009 and 2008

PVF had total assets of $859.6 million, $912.2 million and $867.4 million at June 30, 2010, 2009 and 2008, respectively. The primary source of Park View Federal’s total assets has been its loan portfolio. Net loans receivable, loans receivable held for sale and mortgage-backed securities totaled $643.3 million, $759.7 million and $777.5 million at June 30, 2010, 2009 and 2008, respectively.

The following table provides a breakdown of the composition of loans receivable, loans receivable held for sale and mortgage-backed securities for these periods.

(In thousands)	2010	2009	2008
One-to four-family residential	$154,794	$158,956	$168,532
Home equity line of credit	83,260	88,407	87,876
Multi-family residential	48,902	58,568	52,421
Commercial	211,690	192,115	174,404
Commercial equity line of credit	24,971	46,287	36,913
Land	51,811	60,922	73,545
Construction—residential	14,433	39,237	55,442
Construction—multi-family	3,294	5,211	5,803
Construction—commercial	5,294	20,381	38,303

Total real estate mortgages	598,449	670,084	693,239
Non-real estate mortgages	21,938	32,155	33,593

Total loans receivable	620,387	702,239	726,832
Net deferred loan origination fees	(1,462)	(2,296)	(2,686)
Allowance for loan losses	(31,519)	(31,483)	(9,654)

Total loans receivable, net	$587,406	$668,460	$714,492
Loans receivable held for sale, net	$8,718	$27,078	$7,831
Mortgage-backed securities held to maturity	—	—	$55,151
Mortgage-backed securities available for sale	$47,146	$64,178	—

The decrease in mortgage-backed securities in 2010 resulted from the purchase of $1.5 million in mortgage-backed securities, less payments received of $20.0 million. In 2009, Park View Federal reclassified its mortgage-backed securities from held to maturity to available for sale. The $20.1 million in securities available for sale in 2010 resulted from Park View Federal’s purchase of $20.0 million in FHLMC and FNMA agency securities and a market valuation adjustment of $0.1 million. Securities held to maturity totaled $0, $50 million and $7.6 million, and cash and cash equivalents totaled $130.0 million, $21.2 million and $17.8 million at June 30, 2010, 2009 and 2008, respectively.

The securities portfolio has been and will continue to be used primarily to meet the liquidity requirements of Park View Federal in its deposit taking and lending activities. These securities are pledged as collateral to secure Park View Federal’s repurchase agreement.

Park View Federal’s policy permits investment only in U.S. government and U.S. government-sponsored enterprises securities or Triple-A-rated securities. Park View Federal invests primarily in securities having a final maturity of five years or less, federal funds sold and deposits at the FHLB of Cincinnati. The entire portfolio matures within ten years or less, and Park View Federal has no plans to change the short-term nature of its securities portfolio. Park View Federal’s deposit liabilities totaled $667.5 million, $724.9 million and $659.4 million at June 30, 2010, 2009 and 2008, respectively. Management’s decision to utilize brokered deposits and to pay attractive statement savings rates and promote the growth of core accounts resulted in a decrease in savings deposits of $57.4 million for the year ended June 30, 2010. Following is a breakdown of deposits by category for these periods.

(In thousands)	2010	2009	2008
NOW accounts	$35,862	$38,037	$42,402
Passbook and Statement savings	57,069	61,466	27,508
Money market accounts	80,354	68,549	74,939
Noninterest-bearing	23,522	20,146	17,459
Certificates of deposit	470,740	536,734	497,078

Total deposits	$667,547	$724,932	$659,386

FHLB advances and other borrowings amounted to $86.3 million, $106.4 million and $115.0 million at June 30, 2010, 2009 and 2008, respectively. In fiscal 2008, Park View Federal borrowed a total of $35.0 million in FHLB putable fixed-rate advances with a put option held by the FHLB after a specified lockout period. These new borrowing were used for the repayment of short-term advances.

In June 2004, PVF formed Trust I, a special purpose entity formed for the sole purpose of issuing $10.0 million of variable rate trust preferred securities. PVF issued the Trust I Debentures to Trust I in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities offered by Trust I had a variable interest rate that adjusted to the three month LIBOR rate plus 260 basis points. The Trust I Debentures were the sole asset of the Trust I.

In July 2006, PVF formed Trust II, a special purpose entity formed for the sole purpose of issuing $10.0 million of variable rate trust preferred securities. PVF issued the Trust II Debentures to Trust II in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities issued by Trust II carried a fixed rate of 7.462% until September 15, 2011 and thereafter a variable interest rate that adjusts to the three month LIBOR rate plus 175 basis points. The Trust II Debentures were the sole asset of the Trust II.

On September 1, 2009, PVF entered into the Exchange Agreement I with the holder and collateral manager of the $10.0 million principal amount trust preferred securities issued by Trust I in 2004. Under Exchange Agreement I, on September 3, 2009, the securities holder exchanged its $10.0 million of trust preferred securities for the following consideration paid by PVF: (i) a cash payment of $500,000; (ii) a number of shares of Company’s common stock equal to $500,000 divided by the average daily closing price of PVF’s common stock for the 20 business days prior to September 1, 2009, equating to 205,297 shares; (iii) the Trust I Warrant A; and (iv) the Trust I Warrant B. The exercise price for all warrants was $1.75, the price at which PVF completed a rights offering and an offering to a standby investor as described below. The warrants are exercisable for two years following the closing.

As a result of repurchase of the trust preferred securities issued by Trust I, PVF recorded a gain of $8,561,530 which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust I Warrant A and Trust I Warrant B were estimated to be $808,088 and $29,126, respectively, and were recorded in paid in capital.

On October 9, 2009, PVF entered into an exchange agreement (the “Exchange Agreement II”) with the Investors, who held trust preferred securities with an aggregate liquidation amount of $10.0 million issued by Trust II in 2006. Under the Exchange Agreement II, on March 16, 2010, the Investors exchanged the $10.0 million of trust preferred securities for aggregate consideration consisting of: (i) $400,000 in cash, (ii) shares of common stock valued at $600,000 based on the average daily closing price of the common stock over the 20 trading days prior to October 9, 2009, equating to 280,241 shares; (iii) the Trust II A Warrants; and (iv) the Trust II B Warrants. The exercise price for the warrants is $1.75, the price of the shareholder rights offering. The warrants are exercisable for five years following the closing.

As a result of the repurchase of the trust preferred securities issued by Trust II, PVF recorded a gain of $9,065,908 which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust II A Warrants and Trust II B Warrants were estimated to be $669,771 and $377,019, respectively and were recorded as paid in capital.

Capital

PVF’s stockholders’ equity totaled $83.2 million, $49.5 million and $69.0 million at the years ended June 30, 2010, 2009 and 2008, respectively. On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, PVF contributed approximately $20.0 million of the proceeds to the capital of Park View Federal to improve its regulatory capital position. At June 31, 2010, Park View Federal’s Tier 1 (core) capital ratio was 8.63% and its total risk-based capital ratio was 12.83%, exceeding the requirements of the Bank Order. The other changes were the result of the retention of net earnings, net loss, less cash dividends paid.

Park View Federal’s primary regulator, the OTS, has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At June 30, 2010, Park View Federal was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

(In thousands)	Park View Federal Capital	Percent of Assets (1)	Requirement for Well-Capitalized Institution
Tangible capital	$74,747	8.63%	N/A
Tier-1 core capital	74,747	8.63	5.00%
Tier-1 risk-based capital	74,747	11.56	6.00
Total risk-based capital	82,935	12.83	10.00

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

Pursuant to the Bank Order, the OTS directed Park View Federal to raise its Tier 1 (core) capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009. At June 30, 2010, Park View Federal has met these capital requirements. With the addition of capital invested in the Bank, the Company exceeded the required capital ratios under the Consent Order. However, until the Consent Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Liquidity and Capital Resources

Park View Federal’s liquidity measures its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. Park View Federal’s primary sources of funds for operations are deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities, sales of loans, proceeds from maturing securities, and advances from the FHLB of Cincinnati. While loan and mortgage-backed securities payments and maturing securities are relatively stable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by prevailing interest rates, economic conditions and competition. FHLB advances may be used on a short-term basis to compensate for deposit outflows or on a long-term basis to support expanded lending and investment activities.

Park View Federal uses its capital resources principally to meet its ongoing commitment to fund existing and continuing loan commitments, fund maturing certificates of deposit and deposit withdrawals, repay borrowings, maintain its liquidity and meet operating expenses. At June 30, 2010, Park View Federal had commitments to originate loans totaling $51.0 million, of which $49.4 million is intended to be sold, commitments to fund equity lines of credit totaling $65.0 million, and $6.1 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 2010 total $330.8 million. Management believes that a significant portion of the amounts maturing during fiscal 2010 will be reinvested with the Bank because they are retail deposits, however, no assurances can be made that this will occur.

PVF’s ability to pay dividends depends, in part, on its receipt of dividends from Park View Federal because the Company has minimal sources of income other than distributions from the Bank. OTS regulations impose limitations upon all capital distributions, including cash dividends, by a savings institution, such as Park View Federal. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like Park View Federal, it is a subsidiary of a holding company. Pursuant to the Bank Order concerning specified operating restrictions, Park View Federal may not declare or pay a dividend without receiving the prior written approval of the OTS.

PVF currently does not pay dividends on its common stock. Moreover, pursuant to the terms of the Company Order, the Company is not permitted to declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any Company equity stock without the prior non-objection of the OTS. In addition, the Company’s ability to pay dividends depends, in part, on its receipt of dividends from Park View Federal, which also is prohibited pursuant to the terms of the Bank Order with the OTS. These restrictions may adversely affect the market price for PVF’s common stock. Besides the OTS limitations, PVF’s ability to pay dividends will depend on a number of factors, including capital requirements, its financial condition and results of operations, including its ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions.

Park View Federal maintains liquid assets sufficient to meet operational needs. Park View Federal’s most liquid assets are cash and cash equivalents, which are short-term, highly-liquid investments that are readily convertible to known amounts of cash. The levels of such assets are dependent upon the Bank’s operating, financing and investment activities at any given time. Management believes that the liquidity levels maintained are more than adequate to meet potential deposit outflows, repay maturing FHLB advances, fund new loan demand and cover normal operations.

Commitments, Contingencies and Off-Balance Sheet Risk

Park View Federal is a party to financial instruments with off-balance sheet risk including commitments to originate new loans, commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Off-balance sheet financial instruments are summarized as follows:

	June 30,
(In thousands)	2010	2009
Commitments to originate:
Mortgage loans intended for sale	$49,397	$48,162
Mortgage loans held for investment	1,650	8,732
Unfunded home equity and commercial real estate lines of credit	65,044	82,584
Undisbursed portion of loan proceeds	6,139	11,111
Commitments to sell loans held for sale	33,806	42,620
Standby letters of credit	1,661	1,283

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 60 days. Most home equity line of credit commitments are for a term of five years and commercial real estate lines of credit are generally renewable every two years. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Park View Federal evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Commitments to sell loans intended for sale are agreements to sell loans to a third party at an agreed-upon price. The fair value of commitments to originate mortgage loans intended for sale at June 30, 2010 was $1,022,888, and commitments to sell loans intended for sale was negative $299,035. Park View Federal’s net mortgage banking derivatives was $723,853 at June 30, 2010.

The following table presents as of June 30, 2010, PVF’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

(Dollars in thousands)	Note Reference	Within 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years	Total
Deposits without a stated maturity	—	$196,807	$—	$—	$—	$196,807
Certificates of deposit	7	330,784	130,529	9,427	—	470,740
Long-term advances from the FHLB of Cincinnati	8	—	—	30,000	5,000	35,000
Repurchase agreement	9	50,000	—	—	—	50,000
Operating leases	11	936	1,467	795	1,133	4,331

Results of Operations

General

PVF’s net income for the year ended June 30, 2010 was $1.4 million, or $0.11 basic earnings per share and $0.11 diluted earnings per share as compared to a net loss of $20.1 million, or $2.59 basic loss per share and $2.59 diluted loss per share for fiscal 2009 and a net loss of $1.1 million, or $0.14 basic loss per share and $0.14 diluted loss per share for fiscal 2008.

PVF’s results for the current year increased by $21.6 million from the prior year. PVF’s results for 2010 are attributable to an increase in net interest income, a decrease in the provision for loan losses, an increase in noninterest income, and an increase in noninterest expense. The increase to net interest income was attributable to a decrease in non-performing loans as well as a slowdown in loan migration to nonperforming. The provision for loan losses decreased $16.3 million as a result of a decrease in nonperforming loans and estimated losses associated with specifically identified loans. Noninterest income increased primarily as a result of gains of $17.6 million recorded on the cancelation of subordinated debt whereby PVF entered into two separate exchange agreements for the cancelation of $20.0 million in Trust Preferred Obligations Additionally, losses and the provision for losses on the sale of real estate owned, other than temporary impairment decreased and income improved on the increase in the cash surrender value of Bank-Owned Life Insurance (“BOLI”) from the prior year. Gains recorded on the sale of loans originated for sale and income from PVF’s share of profits generated by its ownership interest in a PVF Title Services were down from 2009, but remained strong in 2010. The increase in noninterest expense resulted from increases in FDIC insurance, outside services, professional and legal, and real estate owned expense, and was partially offset by decreases to compensation and benefits, office occupancy and equipment, and franchise tax.

The levels of non-accruing loans are attributable to poor current local and national economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most creditworthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. PVF has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, PVF has seen a significant increase in non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.

Net Interest Income

Net interest income amounted to $20.0 million for the year ended June 30, 2010 as compared to $19.3 million and $22.2 million for the years ended June 30, 2009 and 2008, respectively. Changes in the level of net interest income reflect changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities. Tables 1 and 2 provide information as to changes in PVF’s net interest income.

Table 1 sets forth certain information relating to PVF’s average interest-earning assets (loans and securities) and interest-bearing liabilities (deposits and borrowings) and reflects the average yield on assets and average cost of liabilities for the periods and at the dates indicated. Such yields and costs are derived by dividing interest income or interest expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans are included in the loan category.

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

Table 1 Average Balances, Interest, and Average Yields and Costs

	For the Year Ended June 30,
	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans	$671,107	$35,192	5.24%	$746,153	$42,618	5.71%	$731,449	$51,655	7.06%
Mortgage-backed securities	57,277	2,538	4.43	60,618	3,002	4.95	33,825	1,686	4.98
Securities and other interest-earning assets	96,155	835	0.87	41,850	1,042	2.49	63,807	3,144	4.93

Total interest-earning assets	824,539	38,565	4.68	848,621	46,662	5.50	829,081	56,485	6.81

Noninterest-earning assets	9,741			46,382			51,234

Total assets	$884,280			$895,003			$880,315

Interest-bearing liabilities:
Deposits	$696,825	14,354	2.06	$696,499	22,452	3.22	$657,189	$27,829	4.23
Borrowings	94,951	4,191	4.42	109,125	4,895	4.49	124,827	6,446	5.16

Total interest-bearing liabilities	791,776	18,545	2.34	805,624	27,347	3.39	782,016	34,275	4.38

Noninterest-bearing liabilities	27,001			27,282			27,095

Total liabilities	818,777			832,906			809,111
Stockholders’ equity	65,503			62,097			71,204

Total liabilities and stockholders’ equity	$884,280			$895,003			$880,315

Net interest income		$20,020			$19,315			$22,210

Interest rate spread			2.34%			2.11%			2.43%

Net yield on interest-earning assets			2.43%			2.28%			2.68%

Ratio of average interest-earning assets to Average interest-bearing liabilities	104.14%				105.34%			106.02%

Table 2 illustrates the extent to which changes in interest rates and shifts in the volume of interest-related assets and liabilities have affected Park View Federal’s interest income and expense during the years indicated. The table shows the changes by major component, distinguishing between changes relating to volume (changes in average volume multiplied by average old rate) and changes relating to rate (changes in average rate multiplied by average old volume). Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

Table 2

	Year Ended June 30,
	2010	vs.	2009	2009	vs.	2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(3,935)	$(3,491)	$(7,426)	$264	$(9,300)	$(9,036)
Mortgage-backed securities	(149)	(315)	(464)	1,327	(11)	1,316
Securities and other interest-earning assets	472	(679)	(207)	(546)	(1,557)	(2,103)

Total interest-earning assets	(3,612)	(4,485)	(8,097)	1,045	(10,868)	(9,823)

Interest expense
Deposits	7	(8,105)	(8,098)	1,268	(6,644)	(5,376)
Borrowings	(626)	(78)	(704)	(708)	(844)	(1,552)

Total interest-bearing liabilities	(619)	(8,183)	(8,802)	560	(7,488)	(6,928)

Net interest income	$(2,993)	$3,698	$705	$485	$(3,380)	$(2,895)

As is evidenced by these tables, interest rate changes had a positive effect on Park View Federal’s net interest income for the year ended June 30, 2010 and a negative effect during the fiscal year ended June 30, 2009. Accordingly, net interest income increased by $4.5 million and declined by $3.4 million due to rate changes for the years ended June 30, 2010 and 2009, respectively. Due to the repricing characteristics of Park View Federal’s loan portfolio and short-term nature of its deposit portfolio, along with changing interest rates during the years ended June 30, 2010 and 2009, Park View Federal’s interest rate spread was 2.34% for fiscal year 2010, 2.11% for fiscal year 2009 and 2.43% for fiscal year 2008. The increase in Park View Federal’s interest rate spread in fiscal year 2010 is attributable to the high volume of non-performing loans which was offset by a sharp decline in short-term market rates reflected in local market deposit pricing. Non-accruing loans increased from $69.8 million at June 30, 2009 to $69.0 million in 2010, while interest reserved on those loans increased by $2.2 million from the prior year.

Net interest income was unfavorably affected by volume changes during the year ended June 30, 2010 and favorably affected by volume changes during the year ended June 30, 2009. Accordingly, net interest income declined by $3.8 million and increased by $0.5 million due to volume changes for the years ended June 30, 2010 and 2009, respectively. Net interest income increased by $0.7 million during the year ended June 30, 2010 and declined by $2.9 million during the year ended June 30, 2009 as a result of changes to interest rates and the volume of rate sensitive assets and liabilities.

The rate/volume analysis illustrates the effect that volatile interest rate environments can have on a financial institution.

Provision for Loan Losses

Park View Federal carefully monitors its loan portfolio and establishes levels of general and specific reserves for loan losses. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable incurred loan losses inherent in the loan portfolio as of each balance sheet date, based on prior loss experience, volume and type of lending conducted by Park View Federal, industry standards and past due loans in the Bank’s loan portfolio.

Park View Federal uses a systematic approach in determining the adequacy of its allowance for loan losses and the necessary provision for loan losses, whereby the loan portfolio is reviewed generally and delinquent loan accounts are analyzed individually on a monthly basis. Consideration is given primarily to the types of loans in the portfolio and the overall risk inherent in the portfolio as well as, with respect to individual loans, account status, payment history, ability to repay and probability of repayment, and loan-to-value percentages. After reviewing current economic conditions, changes in delinquency status and actual loan losses incurred by Park View Federal, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Loans are grouped by property type and original loan to value ratio in determining historical loss rates. One-to-four family property type loans are further categorized by 1st mortgage, 2nd mortgage, and home equity line of credit in addition to owner occupied and nonowner occupied loans. Historical loss rates reflect the actual prior 12 months losses recorded as a percentage of the average loan balance by property type. Management believes it uses the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions.

Park View Federal’s policies require the review of assets on a regular basis, and the Bank appropriately classifies loans as well as other assets if warranted. Park View Federal establishes specific provisions for loan losses when a loss of principal is probable. A loan that is classified as either substandard or doubtful is assigned an allowance based upon the specific circumstances on a loan-by-loan basis after consideration of the underlying collateral and other pertinent economic and market conditions. In addition, Park View Federal maintains general allowances based upon the establishment of a risk category for each type of loan in the Bank’s portfolio.

For the year ended June 30, 2010, a provision for loan losses of $14.9 million was recorded, while a provision for loan losses of $31.3 million was recorded in the prior year comparable period. The provision for loan losses for the year ended June 30, 2010 reflects management’s judgments about the additional inherent risk in many of our portfolios as a result of negative trends in delinquent and non-performing loans, the continued deterioration of national and local residential markets, and negative local population and economic indicators. The current period provision for loan losses also reflects an increase in specific loss reserves established for loans individually identified as impaired. The decline in the provision for loan losses in the current year is due to a significant decrease in the migration of performing loans to delinquent and non-performing loans.

The following table provides statistical measures of nonperforming assets:

	June 30,
(Dollars in thousands)	2010	2009
Loans on non-accruing status (1)
Real estate mortgages:
One-to four-family residential	$18,948	$15,551
Commercial	18,596	13,139
Multi-family residential	369	3,679
Construction and land	30,568	36,449
Non real estate	544	944

Total loans on nonaccrual status	$69,025	$69,762

Ratio of nonperforming loans to total loans	11.14%	10.04%

Other nonperforming assets (2)	$8,174	$11,608

Total nonperforming assets (3)	$77,199	$81,370

Total nonperforming assets to total assets	8.99%	8.92%

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

(2)	Other nonperforming assets represent property acquired by Park View Federal through foreclosure or repossession.
(3)	Excludes loans past due more than 90 days still on accrual status.

The levels of nonaccruing loans at June 30, 2010 and June 30, 2009 are attributable to poor current local and national economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, our primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.

Of the $69.0 million and $69.8 million of nonaccruing loans at June 30, 2010 and June 30, 2009, $50.1 million and $54.2 million, respectively were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent we believed collection of loan principal was in doubt, we established specific loss reserves. Additionally, we determined $1.1 million and $4.4 million of land development loans not included in non-accruing loans were also impaired as of June 30, 2010 and 2009. Our evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through our evaluation of the underlying collateral, we determined that despite difficult conditions, these loans are generally well secured. Through this process, we established specific loss reserves related to these loans outstanding at June 30, 2010 and June 30, 2009 of $10.2 million and $12.7 million, respectively.

The remaining balance of nonperforming loans represents homogeneous one to four-family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $4.0 million and $2.9 million for these loans as of June 30, 2010 and June 30, 2009.

During 2010, Park View Federal experienced a decrease in the loan portfolio of $81.1 million, or 13.80%, while significantly reducing the level of construction and land loans. The level of classified assets decreased from $116.6 million in 2009 to $96.6 million in 2010. The level of nonaccruing loans decreased from $69.8 million in 2009 to $69.0 million in 2010. Net charge-offs increased from $9.4 million in 2009 to $14.9 million in 2010.

During 2009, Park View Federal experienced a decrease in the loan portfolio of $46.0 million, or 6.44%, while significantly reducing the level of construction and land loans. The level of classified assets increased from $43.5 million in 2008 to $116.6 million in 2009. The level of nonaccruing loans decreased from $22.5 million in 2008 to $69.8 million in 2009. Net charge-offs increased from $1.1 million in 2008 to $9.4 million in 2009.

In light of the high levels of non-performing loans, the poor local and national economic conditions, and our concentrations of land development and construction loans, management increased the general reserve or non-specific portion of the allowance for loan losses in fiscal 2009 and 2010. We expect net charge-offs to remain at elevated levels for the foreseeable future and so believed that an increase in this portion of the allowance for loan losses was reasonable.

Therefore, taking into consideration local economic conditions the level of classified assets, as well as net charge-offs and the overall performance of the loan portfolio, Park View Federal provided $14.9 million of additional provision to bring the allowance to a level deemed appropriate of $31.5 million.

Noninterest Income

Noninterest income amounted to $21.5 million, $4.8 million and $2.5 million for the years ended June 30, 2010, 2009 and 2008, respectively. The fluctuations in noninterest income are due primarily to gains recorded of

$17.6 million on the cancellation of subordinated debt, fluctuations in income derived from mortgage banking activities, fee income on deposit accounts, gains and losses on the sale of real estate owned and the changes in the cash surrender value of BOLI. Mortgage banking activity is subject to variability due to changes in mortgage origination volume and as a result of our pipeline interest rate risk management activities. We typically cover a portion of the pipeline with forward loan sales contracts. Changes in the value of these contracts and in interest rate lock commitments to our borrowers causes mortgage banking income to fluctuate from period to period. Income attributable to mortgage banking activities consists of net loan servicing income, gains and losses on the sale of loans, and market valuation provisions and recoveries. Income from mortgage banking activities amounted to $4.6 million, $7.9 million and $1.5 million for the years ended June 30, 2010, 2009 and 2008, respectively. The change in income from mortgage banking activities is primarily due to gains recorded on loans sold. Other components of noninterest income amounted to a positive $16.9 million, a negative $3.1 million, and a positive $1.0 million for the years ended June 30, 2010, 2009 and 2008, respectively. The increase in other components of noninterest income from the year ended June 30, 2009 to June 30, 2010 is attributable primarily to gains of $17.6 million recorded on the cancelation of subordinated debt in the current year. Additionally, losses and the provision for losses on the sale of real estate owned, other than temporary impairment decreased by $1.6 million to $2.2 million and income from the increase in the cash surrender value of Bank-Owned Life Insurance (“BOLI”) improved by $0.4 million from the prior year.

In the year ended June 30, 2009, PVF recorded as non-cash, other than temporary gross impairment, charge of approximately $1.8 million relative to its investments in preferred stock issued by FHLMC and FNMA. This represented an after-tax charge of approximately $1.2 million. This action was taken following the September 7, 2008, announcement that the Federal Housing Finance Agency had placed FHLMC and FNMA under conservatorship, and that dividend payments on the subject securities were being suspended. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. During 2010, PVF sold these securities and recognized a gain of $23,000.

Noninterest Expense

Noninterest expense amounted to $24.5 million, $23.0 million and $20.8 million for the years ended June 30, 2010, 2009 and 2008, respectively. The principal component of noninterest expense is compensation and related benefits which amounted to $9.4 million, $10.2 million and $10.5 million for the years ended June 30, 2010, 2009 and 2008, respectively. The decrease in compensation for the year ended June 30, 2010 is due primarily to decreased staffing. Office occupancy totaled $2.6 million, $2.8 million and $3.1 million for the years ended June 30, 2010, 2009 and 2008, respectively. Other components of noninterest expense totaled $12.5 million, $10 million and $7.2 million for the years ended June 30, 2010, 2009 and 2008, respectively. Changes in other noninterest expense are primarily the result of FDIC insurance, outside services, and real estate owned expense.

During 2008, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts are fully insured ( unlimited coverage). On May 20, 2009, President Obama signed into law the Helping Families Save Their Homes Act of 2009 (the “HFSTHA”) which, among other things, amends the EESA to extend the effectiveness of these temporary programs through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor.

The HFSTHA also increases the borrowing authority of the FDIC from $30.0 million to $100.0 million to help fund the increased deposit insurance resolution costs. On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier I capital as of June 30, 2009, which was collected on September 30, 2009. This special assessment as applied to the Bank was $430,388.

Park View Federal is generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, Park View Federal may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations.

Federal Income Taxes

PVF’s federal income tax expense (benefit) was $0.7 million, $(10.0) million and $(1.1) million for the years ended June 30, 2010, 2009 and 2008, respectively. Due to the availability of tax credits for the years ended June 30, 2010, 2009 and 2008, the tax-advantaged treatment of BOLI and other miscellaneous deductions, the Company’s effective federal income tax rate was below the expected tax rate of 35%, with an effective tax rate of 34% for the year ended June 30, 2010, an effective rate of 33% for the year ended June 30, 2009, and an effective rate of 50% for the year ended June 30, 2008. The deferred tax asset is supported by feasible tax planning strategies under management control that if implemented, would permit the realization of the deferred income tax asset.

Management recorded deferred tax assets at year-end 2010 of $572,000. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was not necessary to establish a valuation allowance against deferred tax assets of $572,000 at June 30, 2010.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. For further information regarding the effect of interest rate fluctuations on the Company, see Item 7A—“Market Risk Management.”

Critical Accounting Policies and Estimates

The accounting and reporting policies of PVF are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments.

The most significant accounting policies followed by PVF are presented in Note 1 to the consolidated financial statements. Accounting and reporting policies for the allowance for loan losses and mortgage servicing rights and real estate owned are deemed critical since they involve the use of estimates and require significant management judgments. The allowance for loan losses is established using percentages applied to each loan category based upon the Company’s historical losses and trends established for nonaccruing and delinquent loans, residential foreclosures, and changes to the local population and economy. The allocation of specific loan loss reserves is based on current appraised values, cash flow projection, and managements estimate of liquidation costs. PVF provides further detail on the methodology and reporting of the allowance for loan losses in Note 4 and mortgage servicing rights in Note 5.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Park View Federal’s market risk is composed of interest rate risk.

Asset/Liability Management: Park View Federal’s Asset and Liability Committee (“ALCO”) monitors and considers methods of managing the rate sensitivity and repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value (“NPV”) and net interest income. Park View Federal’s asset and liability management program is designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

Park View Federal’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO and the Bank’s Board of Directors. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine Park View Federal’s change in NPV in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the repricing characteristics of Park View Federal’s assets and liabilities. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

In order to reduce the exposure to interest rate fluctuations, Park View Federal has developed strategies to manage its liquidity, shorten the effective maturity and increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate residential mortgage loans and adjustable-rate mortgage loans for the acquisition, development and construction of residential and commercial real estate, all of which are retained by Park View Federal for its portfolio. In addition, all long-term, fixed-rate mortgages are underwritten according to guidelines of the FHLMC and the FNMA which are then sold directly for cash in the secondary market.

Interest rate sensitivity analysis is used to measure Park View Federal’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of an immediate and sustained 1 and 2% increase or decrease in market interest rates. Park View Federal’s Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the NPV ratio (ratio of market value of portfolio equity to the market value of portfolio assets) of 0.5 and 1.0% in the event of an immediate and sustained 1 and 2% increase or decrease in market interest rates.

The following table presents Park View Federal’s projected change in NPV for the various rate shock levels at June 30, 2010 and 2009. All market risk sensitive instruments presented in this table are held to maturity or held for sale. Park View Federal has no trading securities.

	June 30, 2010			June 30, 2009
Change in Interest Rates	Market Value of Portfolio Equity	Dollar Change	NPV Ratio	Market Value of Portfolio Equity	Dollar Change	NPV Ratio
	(Dollars in thousands)
+2%	100,613	2,502	11.28%	$80,538	$(1,125)	8.58%
+1%	100,886	2,775	11.23	82,276	613	8.69
0	98,111	—	10.87	81,663	—	8.58
-1%	95,273	(2,838)	10.54	78,875	(2,788)	8.26
-2%	—	—	—	—	—	—

The table illustrates that for June 30, 2010, in the event of an immediate and sustained increase in prevailing market interest rates, Park View Federal’s NPV ratio would be expected to increase, while in the event of an immediate and sustained decrease in market interest rates, Park View Federal’s NPV ratio would be expected to decrease. Park View Federal carefully monitors the maturity and repricing of its interest-earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. At June 30, 2010, Park View Federal’s estimated changes in the NPV ratio were within the targets established by the Board of Directors in the event of an immediate and sustained increase and decrease in prevailing market interest rates. Park View Federal’s interest rate risk position is the result of the repricing characteristics of assets and liabilities. The balance sheet is primarily comprised of interest-earning assets having a maturity and repricing period of one month to five years. These assets were funded primarily utilizing interest-bearing liabilities having a final maturity of two years or less and a repurchase agreement. Management carefully monitors its interest rate risk position and will make the necessary adjustments to its asset and liability mix to bring Park View Federal’s NPV ratio to within target levels established by the Board of Directors.

NPV is calculated by the OTS using information provided by Park View Federal. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by Bloomberg quotations and surveys performed during the quarters ended June 30, 2010 and 2009, with adjustments made to reflect the shift in the U.S. Treasury yield curve between the survey date and the quarter-end date.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions Park View Federal may undertake in response to changes in interest rates.

Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections set forth in the table, should market conditions vary from assumptions used in the preparation of the table. Certain assets such as adjustable-rate loans, which represent Park View Federal’s primary loan product, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in Park View Federal’s portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an interest rate increase.

PVF uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.

The following table summarizes PVF’s interest rate sensitivity gap analysis at June 30, 2010. The table indicates that PVF’s one year and under ratio of cumulative gap to total assets is negative 2.1%, one-to-three year ratio of cumulative gap to total assets is negative 16.5%, and three-to-five year ratio of cumulative gap to total assets is negative 8.2%.

(Dollars in thousands)	Within 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years	Total
Total interest rate-sensitive assets	$364,380	$110,601	$145,260	$192,810	$813,051
Total interest rate-sensitive liabilities	382,043	234,500	74,084	39,657	730,284
Periodic GAP	(17,663)	(123,899)	71,176	153,153	82,767
Cumulative GAP	(17,663)	(141,562)	(70,386)	82,767
Ratio of cumulative GAP to total assets	(2.1)%	(16.5)%	(8.2)%	9.6%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PVF Capital Corp.

Solon, Ohio

We have audited the accompanying consolidated statements of financial condition of PVF Capital Corp. (“Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Cleveland, Ohio

September 22, 2010

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2010 and 2009

	2010	2009
ASSETS
Cash and amounts due from depository institutions	$18,283,620	$8,464,544
Interest bearing deposits	111,759,326	1,939,514
Federal funds sold	—	10,809,000

Cash and cash equivalents	130,042,946	21,213,058
Securities available for sale	20,149,149	102,800
Securities held to maturity (fair values of $0 and $49,999,939, respectively)	—	49,999,939
Mortgage-backed securities available for sale	47,145,878	64,177,633
Loans receivable held for sale, net	8,717,592	27,078,472
Loans receivable, net of allowance of $31,519,466 and $31,483,205	587,405,644	668,460,029
Office properties and equipment, net	7,876,320	8,624,496
Real estate owned	8,173,741	11,607,758
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank-owned life insurance	23,144,033	22,894,013
Prepaid expenses and other assets	14,118,127	25,239,535

Total assets	$859,584,530	$912,208,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$667,546,477	$724,931,569
Note payable	1,259,444	1,366,111
Long-term advances from the FHLB	35,000,000	35,000,000
Repurchase agreement	50,000,000	50,000,000
Subordinated debentures	—	20,000,000
Advances from borrowers for taxes and insurance	4,930,327	9,555,137
Accrued expenses and other liabilities	17,605,257	21,850,819

Total liabilities	776,341,505	862,703,636

Commitments and contingent liabilities (Note 12)

Stockholders’ equity
Serial preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 65,000,000 and 15,000,000 shares authorized, respectively; 26,114,943 and 8,246,548 shares issued, respectively	261,149	82,465
Additional paid-in capital	100,260,665	69,377,852
Retained earnings (accumulated deficit)	(15,097,658)	(16,538,515)
Treasury stock at cost, 472,725 shares, respectively	(3,837,147)	(3,837,147)
Accumulated other comprehensive income	1,656,016	420,542

Total stockholders’ equity	83,243,025	49,505,197

Total liabilities and stockholders’ equity	$859,584,530	$912,208,833

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30, 2010, 2009 and 2008

	2010	2009	2008
Interest and dividends income
Loans	$35,192,001	$42,618,247	$51,654,829
Mortgage-backed securities	2,537,522	3,002,291	1,686,115
Federal Home Loan Bank stock dividends	592,469	616,491	747,998
Securities	205,209	303,995	1,736,182
Fed funds sold and interest-bearing deposits	37,777	120,689	660,275

Total interest and dividend income	38,564,978	46,661,713	56,485,399
Interest expense
Deposits	14,353,734	22,452,070	27,829,011
Short-term borrowings	50	17,582	1,552,673
Long-term borrowings	3,617,118	3,618,501	3,430,015
Subordinated debt	574,499	1,259,025	1,463,602

Total interest expense	18,545,401	27,347,178	34,275,301

Net interest income	20,019,577	19,314,534	22,210,098
Provision for loan losses	14,928,000	31,272,600	6,058,400

Net interest income (loss) after provision for loan losses	5,091,577	(11,958,065)	16,151,698
Noninterest income
Service charges and other fees	714,455	716,826	823,251
Mortgage banking activities, net	4,603,043	7,872,154	1,461,249
Loss on disposal and write downs of real estate owned	(2,204,960)	(3,834,626)	(762,961)
Gain on the sale of securities	23,871	1,224,338	—
Impairment of securities	—	(1,842,400)	(195,140)
Gain on cancellation of subordinated debt	17,627,438	—	—
Increase (decrease) in cash surrender value of bank-owned life insurance	250,019	(115,025)	798,821
Other, net	521,838	777,435	333,131

Total noninterest income	21,535,704	4,798,702	2,458,351
Noninterest expense
Compensation, benefits and directors fees	9,360,246	10,239,833	10,530,464
Office, occupancy, and equipment	2,577,334	2,838,877	3,120,566
Insurance	2,669,467	1,696,658	587,639
Professional and legal	857,605	612,000	808,000
Advertising	204,089	194,186	384,071
Outside services	2,829,142	2,482,004	1,408,177
Franchise tax	895,834	1,100,120	1,069,911
Real estate owned expense	3,087,571	1,832,064	996,113
Other	1,974,287	2,004,887	1,900,630

Total noninterest expense	24,455,575	23,000,629	20,805,571

Income (loss) before federal income taxes	2,171,706	(30,159,992)	(2,195,522)
Federal income taxes
Current (benefit)	(4,695,438)	(2,643,681)	598,656
Benefit from net operating loss carryforwards	—	(4,513,427)	—
Other deferred	5,426,287	(2,887,255)	(1,693,521)

	730,849	(10,044,363)	(1,094,865)

Net income (loss)	$1,440,857	$(20,115,629)	$(1,100,657)

Basic earnings (loss) per share	$0.11	$(2.59)	$(0.14)

Diluted earnings (loss) per share	$0.11	$(2.59)	$(0.14)

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended June 30, 2010, 2009 and 2008

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Accumulated other comprehensive income	Total
Balance at June 30, 2007	$82,045	$68,743,626	$6,501,317	$(3,837,147)	—	$71,489,841
Comprehensive income:
Net income (loss)	—	—	(1,100,657)	—	—	(1,100,657)

Total comprehensive income						(1,100,657)
Stock options exercised, including income tax benefits, 48,424 shares	484	395,697	—	—	—	396,181
Stock purchased and retired, 6,412 shares	(64)	(96,362)	—	—	—	(96,426)
Cash dividend, $0.222 per share	—	—	(1,726,373)	—	—	(1,726,373)
Paid in capital related to stock based compensation	—	112,768	—	—	—	112,768

Balance at June 30, 2008	$82,465	$69,155,729	$3,674,287	$(3,837,147)	$—	$69,075,334
Comprehensive income:
Net income (loss)	—	—	(20,115,629)	—	—	$(20,115,629)
Unrealized net holding gain on securities available for sale, net of taxes	—	—	—	—	420,542	420,542

Total comprehensive income	—	—	—	—	—	$(19,695,087)

Cash dividend, $0.0125 per share	—	—	(97,173)	—	—	(97,173)
Paid in capital related to stock based compensation	—	222,123	—	—	—	222,123

Balance at June 30, 2009	$82,465	$69,377,852	$(16,538,515)	$(3,837,147)	$420,542	$49,505,197
Comprehensive income:
Net income (loss)	—	—	1,440,857	—	—	1,440,857
Unrealized net holding gain on securities available for sale, net of taxes	—	—	—	—	1,235,474	1,235,474

Total comprehensive income						$2,676,331

Proceeds from stock offering, net of issuance costs	171,428	27,792,633	—	—	—	27,964,061
Warrants issued	—	1,884,004	—	—	—	1,884,004
Common stock issued	4,856	1,095,144	—	—	—	1,100,000
Restricted stock issued	2,400	(2,400)	—	—	—	—
Paid in capital related to stock based compensation	—	113,432	—	—	—	113,432

Balance at June 30, 2010	$261,149	$100,260,665	$(15,097,658)	$(3,837,147)	$1,656,016	$83,243,025

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2010, 2009 and 2008

	2010	2009	2008
Operating activities:
Net income (loss)	$1,440,857	$(20,115,629)	$(1,100,657)
Adjustments required to reconcile net income (loss) to net cash from operating activities
Net amortization of premium on mortgage-backed securities	292,851	91,296	20,394
Depreciation	880,693	1,130,051	1,480,069
Provision for loan losses	14,928,000	31,272,600	6,058,400
Other than temporary impairment of securities	—	1,842,400	195,140
Gain on the sale of equity securities	(23,871)	—	—
Gain on cancellation of subordinated debt	(17,627,438)	—	—
Accretion of deferred loan origination fees, net	(846,719)	(388,960)	(146,585)
(Gain) loss on disposal of real estate owned	247,674	758,097	762,961
(Gain) loss on sale of mortgage-backed securities held for sale, net	—	(1,224,338)	—
Market adjustments for loans held for sale	(107,149)	(258,184)	(9,239)
Change in fair value of mortgage banking derivatives	480,922	(1,122,249)	(205,226)
Stock compensation	113,432	222,123	112,768
FHLB stock dividends	—	(170,500)	(329,000)
Deferred income tax provision (benefit)	5,426,287	(7,400,682)	(1,693,521)
Proceeds from loans held for sale	210,780,920	395,813,357	137,120,839
Originations of loans held for sale	(190,777,493)	(412,104,163)	(130,667,228)
Gain on the sale of loans, net	(4,447,603)	(6,707,744)	(779,821)
(Increase) decrease in cash surrender value of bank-owned life insurance	(250,019)	115,025	(798,821)
Provision for real estate owned losses	1,957,286	3,076,530	—
Net change in other assets and other liabilities	4,755,825	7,615,611	1,237,914

Net cash from (used in) operating activities	27,224,455	(7,555,359)	11,258,387

Investing activities:
Loan repayments and originations, net	62,085,561	(5,508,331)	(12,919,398)
Principal repayments on mortgage-backed securities	20,018,602	8,660,031	3,264,230
Purchase of mortgage-backed securities available for sale	(1,501,775)	(113,276,827)	—
Proceeds from sale of mortgage-backed securities available for sale	—	97,304,678	—
Purchase of mortgage-backed securities held to maturity	—	—	(32,556,173)
Purchase of securities held to maturity	(112,000,000)	(59,999,358)	(48,580,000)
Maturities and calls of securities held to maturity	162,000,000	17,580,000	99,000,000
Purchase of securities available for sale	(20,000,000)	—	(2,085,140)
Additions to office properties and equipment	(132,518)	(521,836)	(124,405)
Acquisition of bank-owned life insurance	—	—	—
Sale of securities available for sale	71,471	—	—
Proceeds from disposal of real estate owned	6,116,600	9,279,391	3,637,881

Net cash from (used in) investing activities	116,657,941	(46,482,252)	9,636,995

(Continued)

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2010, 2009 and 2008

	2010	2009	2008
Financing Activities:
Proceeds from long-term FHLB advances	$—	$—	$35,000,000
Payments on long-term FHLB advances	—	—	(10,000,000)
Net increase (decrease) in demand deposits, NOW and passbook savings	8,608,633	25,890,000	(880,007)
Net change in line of credit	—	(950,000)	(310,000)
Net increase (decrease) in time deposits	(65,993,725)	39,655,804	2,213,123
Net decrease in short-term FHLB advances	—	(9,000,000)	(56,000,000)
Repayment of note payable	(106,667)	(233,889)	—
Proceeds from note payable	—	1,600,000	—
Net increase (decrease) in advances from borrowers	(4,624,810)	581,533	426,935
Payment of cash dividend	—	(97,173)	(2,298,373)
Proceeds from exercise of stock options	—	—	336,170
Income tax benefit from exercise of stock options	—	—	60,011
Stock repurchased and retired	—	—	(96,426)
Payment in exchange for cancellation of subordinated debt	(900,000)	—	—
Proceeds from Rights Offering, net of issuance costs	27,964,061	—	—

Net cash from (used in) financing activities	(35,052,508)	57,446,275	(31,548,567)

Net increase (decrease) in cash and cash equivalents	108,829,888	3,408,664	(10,653,185)
Cash and cash equivalents at beginning of year	21,213,058	17,804,394	28,457,579

Cash and cash equivalents at end of year	$130,042,946	$21,213,058	$17,804,394

Supplemental disclosures of cash flow information
Cash payments of interest	$18,604,331	$26,365,247	$34,275,694
Cash payments of income taxes	—	—	954,000
Supplemental schedule of noncash investing and financing activities:
Transfers from loans to real estate owned	$4,887,543	$20,657,068	$5,843,995
Transfer from securities held to maturity to securities available for sale	$—	$56,765,340	$—
Common stock and warrants exchanged for cancellation of debt	$2,984,004	$—	$—

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2010, 2009 and 2008

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

The accounting and reporting policies of PVF conform to U.S. generally accepted accounting principles and general industry practice. PVF’s principal subsidiary, Park View Federal is principally engaged in the business of offering deposits through the issuance of savings accounts, money market accounts, and certificates of deposit and lending funds primarily for the purchase, construction, and improvement of real estate in Cuyahoga, Summit, Geauga, Lake, Medina, Lorain and Portage Counties, Ohio. The deposit accounts of Park View Federal are insured up to applicable limits under the Federal FDIC. The following is a description of the significant policies, which PVF follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of PVF and its wholly-owned subsidiaries, Park View Federal, PVFSC, PVF Holdings, Inc., and MPLC. PVFSC owns some Park View Federal premises and leases them to the Bank. PVF Holdings, Inc. and MPLC did not have any significant assets or activity as of or for the years ended June 30, 2010, 2009, or 2008. All significant intercompany transactions and balances are eliminated in consolidation.

PVFSC and Park View Federal have entered into various nonconsolidated joint ventures that own real estate including properties leased to the Bank. Park View Federal has created a limited liability company, Crock, LLC that has taken title to property acquired through or in lieu of foreclosure.

Trust I and Trust II were created for the sole purpose of issuing trust preferred securities. The trusts are not consolidated into the financial statements.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of mortgage servicing rights, fair value of mortgage banking derivatives, valuation of loans held for sale, fair value of securities, valuation of real estate owned, the realizability of deferred tax assets and PVF’s supplemental employee retirement plan accrual are particularly subject to change.

Cash Flows: For purposes of the consolidated statements of cash flows, PVF considers cash and amounts due from depository institutions, interest bearing deposits, and federal funds sold with original maturities of less than three months to be cash equivalents. Net cash flows are reported for customer loan transactions, NOW and passbook savings accounts, time deposits, short-term borrowings, and advances from borrowers.

Interest-bearing Deposits: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities: Securities held to maturity are limited to debt securities that PVF has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost. Debt securities that could be sold in the future because of changes in interest rates or other factors are not to be classified as held to maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or accretion of purchase discount. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield. Prepayment is assumed for mortgage-backed securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

Available for sale and held to maturity securities are evaluated quarterly for potential other-than-temporary impairment.

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

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at fair value. PVF adopted the fair value option for accounting for its loans held for sale effective July 1, 2008. Since loans held for sale were carried at fair value at June 30, 2008, there was no impact on the financial statements at the time of this election. The fair value of mortgage loans held for sale is based on market prices and yields at period end in normal market outlets used by PVF.

PVF sells the loans on either a servicing retained or servicing released basis. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. PVF measures servicing assets using the amortization method. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Loan servicing rights are amortized in proportion to and over the period of estimated net future servicing revenue. The expected period of the estimated net servicing income is based in part on the expected prepayment of the underlying mortgages. The amortized balance of mortgage servicing rights is included in prepaid expenses and other assets on the Consolidated Statement of Financial Condition.

Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of amortized cost over its estimated fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate and original time to maturity. Any impairment is reported as a valuation allowance for an individual tranche. If PVF later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance will be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Late fees and ancillary fees related to loan servicing are not material.

PVF is exposed to interest rate risk on loans held for sale and rate-locked loan commitments. As market interest rates increase or decrease, the fair value of loans held for sale and rate-lock commitments will decline or increase. PVF enters into derivative transactions principally to protect against the risk of adverse interest movements affecting the value of the Company’s committed loan sales pipeline. In order to mitigate the risk that a change in interest rates will result in a decline in value of PVF’s interest rate lock commitments (“IRLCs”) in the committed mortgage pipeline or its loans held for sale, PVF enters into mandatory forward loan sales contracts with secondary market participants. Mandatory forward sales contracts and committed loans intended

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

to be held for sale are considered free-standing derivative instruments and changes in fair value are recorded in current period earnings. For committed loans, fair value is measured using current market rates for the associated mortgage loans. For mandatory forward sales contracts, fair value is measured using secondary market pricing.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, purchase premiums and discounts deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is greater than 90 days delinquent unless the loan is well-secured with a loan to value ratio of 60% or less and in process of collection. Interest income on consumer loans is discontinued at the time the loan is greater than 90 days delinquent. Consumer loans that become 180 days or more past due will be classified as loss and fully reserved. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due greater than 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level to absorb probable incurred losses in the portfolio as of the balance sheet date. The adequacy of the allowance for loan losses is periodically evaluated by Park View Federal based upon the overall portfolio composition and general market conditions as well as information about specific borrower situations and estimated collateral values. While management uses the best information available to make these evaluations, future adjustments to the allowance may be necessary if economic conditions change substantially from the assumptions used in making the evaluations. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers loans not individually classified as impaired and is based on historical loss experience adjusted for current factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

A loan is considered impaired when, based on current information and events, it is probable that Park View Federal will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. Since Park View Federal’s loans are primarily collateral dependent, measurement of impairment is based on the fair value of the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment and accordingly, they are not separately identified for impairment disclosures.

Park View Federal’s loan portfolio is primarily secured by real estate. Collection of real estate secured loans in the portfolio is dependent on court proceedings, and as a result, loans may remain past due for an extended

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

period before being collected, transferred to real estate owned, or charged off. Charge-offs are recorded after the foreclosure process is complete for any deficiency between Park View Federal’s recorded investment in the loan and the fair value of the real estate acquired or sold, to the extent that such a deficiency exists.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from PVF, the transferee obtains the right (free of conditions to constrain it from taking that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Bank-Owned Life Insurance: PVF has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, adjusted for other charges or other amounts due that are probable at settlement.

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

PVF adopted ASC 740, Income Taxes, formerly FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of July 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on PVF’s financial statements.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

PVF is subject to federal income tax only. Ohio-domiciled Banks and bank holding companies are not subject to income tax in Ohio. PVF recognizes interest and/or penalties related to income tax matters in income tax expense. PVF is no longer subject to examination by taxing authorities for years before 2003.

Stock Compensation: Employee compensation expense under stock option plans is reported using the fair value recognition provisions under ASC 718, formerly FASB Statement 123 (revised 2004) (FAS 123R), “Share Based Payment.” PVF has adopted FAS 123R using the modified prospective method. Under this method, compensation expense has been recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any awards granted since that date.

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

Restrictions on Cash: Cash on deposit with another institution of $148,000 and $1,379,000 was required to meet regulatory reserve requirements at June 30, 2010 and 2009 respectively.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividend paid by the Bank to PVF or by the Company to shareholders. See Note 13 for more specific disclosure related to federal savings banks.

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

Subsequent Events: Management has evaluated events and transactions for potential recognition or disclosure herein. Any discovery of additional evidence about conditions that existed at June 30, 2010, including the estimates inherent in the process of preparing consolidate financial statements would be recognized in these consolidated financial statements. Any discovery of evidence about conditions that did not exist at June 30, 2010, but arose thereafter, could be disclosed herein dependent on the nature and financial effect of the event on PVF.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

Operating Segments: While PVF’s chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of PVF’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Adoption of New Accounting Standards:

In June 2009, the FASB issued ASC 105 (formerly SFAS No. 168), Generally Accepted Accounting Principles—FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification™ is the source of authoritative GAAP United States generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification™ is considered nonauthoritative. The Codification™ is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has made the appropriate changes to GAAP references in the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value. This ASU provides

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 was effective October 1, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

Effect of Newly Issued but not yet Effective Accounting Standards:

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (SFAS No. 166, an amendment of FSAB No. 140). The amendments in this ASU improve financial reporting by eliminating the exceptions for Qualifying Special-Purpose Entities (QSPE) from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to as a result of continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets eligible for sale accounting. This ASU is effective for the first annual period beginning after November 15, 2009. The adoption of ASU 2009-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASU 2009-17 addresses the effects of eliminating the QSPE concept from SFAS No. 140 and the transparency involved with variable interest entities. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the authority to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity The amendments in this ASU also require additional disclosures about an enterprise’s involvement in variable interest entities. This ASU is effective for interim and annual periods beginning after November 15, 2009. The adoption of ASU 2009-17 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-05, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU amends FASB ASU Topic 820 to require reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 roll forward disclosures, the guidance in the ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances and settlements in the roll forward activity for Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-05 is not expected to have a material impact on the Company’s consolidated financial statements.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. The Company will include these disclosures in the notes to the financial statements upon adoption of this ASU.

NOTE 2—SECURITIES

Securities available for sale at June 30, 2010 and 2009 are summarized as follows:

	2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
FHLMC structured securities	$10,000,000	$81,325	$—	$10,081,325
FNMA structured securities	10,000,000	67,824	—	10,067,824

U.S. government-sponsored enterprise securities	$20,000,000	$149,149	$—	$20,149,149

	2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Equity securities	$47,600	$55,200	$—	$102,800

Securities available for sale at June 30, 2010 are summarized as follows:

	June 30, 2010
	Amortized Cost	Fair Value
Available-for-sale
One to five years	$5,000,000	$5,011,775
Five to ten years	15,000,000	15,137,374

Total	$20,000,000	$20,149,149

Securities held to maturity at June 30, 2009 are summarized as follows:

	June 30, 2009
	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
U.S. government-sponsored enterprise securities	$49,999,939	$—	$—	$49,999,939

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

There were no sales of securities for the years ended June 30, 2009 or 2008.

No securities were in an unrealized loss position at June 30, 2010 and June 30, 2009.

PVF’s equity securities at June 30, 2009 consist of floating rate preferred stock issued by FHLMC and FNMA. For the years ended June 30, 2010 and 2009, PVF recognized a $0 and $1,842,400 pre-tax charge, respectively, for the other-than-temporary decline in fair value. During 2010, these securities were sold, recognizing a gain of $23,000.

On September 7, 2008, the U.S. Treasury Department and the Federal Housing Finance Agency announced that FNMA and FHLMC had been placed into conservatorship. Dividends on the preferred shares of the entities have been suspended.

NOTE 3—MORTGAGE-BACKED SECURITIES

The fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in other comprehensive income (loss) at June 30, 2010 and 2009 are summarized as follows:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Amount
FNMA mortgage-backed securities—residential	$23,208,640	$1,147,667	$0	$24,356,307
FHLMC mortgage-backed securities—residential	18,445,372	1,020,651	0	19,466,023
GNMA mortgage-backed securities—residential	3,131,896	191,652	0	3,323,548

	$44,785,908	$2,359,970	$0	$47,145,878

	2009
	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
FNMA mortgage-backed securities—residential	$32,999,418	$262,310	$(17,721)	$33,244,007
FHLMC mortgage-backed securities—residential	26,029,802	256,223	—	26,286,025
GNMA mortgage-backed securities—residential	4,566,428	81,173	—	4,647,601

	$63,595,648	$599,706	$(17,721)	$64,177,633

On December 2008, PVF sold mortgage-backed securities with an amortized cost of $49,742,728 that were previously categorized as held-to-maturity. PVF’s intent with respect to these securities changed due to the bond market’s reaction to the announcement by the Federal Reserve Board that they intended to take unprecedented action to acquire certain mortgage-backed securities. Proceeds from this sale were $50,263,387 and PVF realized a gain on this transaction of $520,659.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

Subsequent to this sale, PVF reclassified its remaining mortgage-backed securities from held-to-maturity to available-for-sale. The amortized cost of these securities at the time of the transfer was $56,765,340 and the related unrealized gain on these securities was $675,992. The unrealized gain was recognized in other comprehensive income at the time of the transfer.

In December 2008, PVF sold another mortgage-backed security with an amortized cost of $14,515,961. PVF realized a gain of $145,270 on this sale.

In January 2009, PVF sold another mortgage-backed security with an amortized cost of $33,263,960. PVF realized a gain of $558,409 on this sale.

There were no sales of mortgage-backed securities for the years ended June 30, 2010, or 2008.

At June 30, 2010, approximately $41.7 million of mortgage-backed securities were pledged as collateral against a repurchase agreement.

Mortgage-backed securities with unrecognized losses at year end 2009 not recognized in income aggregated by the length of time that the individual securities have been in a continuous unrealized loss position are as follows:

2009	Less than 12 Months		More than 12 Months		Total
Description of Mortgage-backed Securities	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
FNMA mortgage-backed Securities—residential	$5,988,354	$(17,721)	$—	$—	$5,988,354	$(17,721)

At June 30, 2010, no mortgage-backed securities were in a loss position. At June 30, 2009, no mortgage-backed security was in a continuous unrecognized loss for more than one year. Park View Federal’s holdings include one FNMA mortgage-backed security with a carrying amount of $6,006,075 with a gross unrealized loss of $17,721 at June 30, 2009. Management considered whether this unrealized loss represented other-than-temporary impairment of this security. Management determined that the security was backed by performing assets and that timely repayment of principal and interest is guaranteed by FNMA. The decline in fair value is largely driven by increases in market interest rates from the time of purchase of the security. As such, management concluded that the unrecognized loss did not represent other-than-temporary impairment of the security as of June 30, 2009.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

NOTE 4—LOANS RECEIVABLE

Loans receivable at June 30, 2010 and 2009, consist of the following:

	2010	2009
Real estate mortgages:
One-to-four family residential	$154,794,420	$158,955,714
Home equity line of credit	83,260,629	88,406,791
Multi-family residential	48,901,917	58,568,073
Commercial	211,690,018	192,114,887
Commercial equity line of credit	24,971,468	46,286,802
Land	51,810,920	60,922,130
Construction—residential	14,432,722	39,237,333
Construction—multi family	3,293,715	5,211,399
Construction—commercial	5,293,686	20,381,398

Total real estate mortgages	598,449,495	670,084,527
Non real estate loans	21,937,634	32,155,056

Total loans receivable	620,387,129	702,239,583
Net deferred loan origination fees	(1,462,019)	(2,296,349)
Allowance for loan losses	(31,519,466)	(31,483,205)

Loans receivable, net	$587,405,644	$668,460,029

A summary of the changes in the allowance for loan losses for the years ended June 30, 2010, 2009 and 2008, is as follows:

	2010	2009	2008
Beginning balance	$31,483,205	$9,653,972	$4,580,549
Provision for loan losses	14,928,000	31,272,600	6,058,400
Charge-offs	(14,891,739)	(9,446,027)	(985,756)
Recoveries	0	2,660	779

Ending balance	$31,519,466	$31,483,205	$9,653,972

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

The following is a summary of the principal balances of nonperforming loans at June 30:

	2010	2009
Loans on non-accrual status:
Real estate mortgages:
One-to-four family residential	$18,948,424	$15,550,940
Commercial	18,595,486	13,139,715
Multi-family residential	368,828	3,679,083
Construction and land	31,042,646	36,449,000
Non real estate loans	544,298	943,561

Total loans on non-accrual status	69,499,682	69,762,299
Loans past due 90 days, still on accrual status:
Real estate mortgages:
One-to-four family residential	65,336	—
Commercial	—	—
Construction and land	—	728,666

Total non-accrual and past due loans	$69,565,018	$70,490,965

At June 30, 2010 and 2009, the recorded investment in loans, which have individually been identified as being impaired, totaled $50,551,258 and $58,583,559, respectively. Included in the impaired amount at June 30, 2010 and 2009, is $32,521,481 and $40,535,752, respectively, related to loans with a corresponding valuation allowance of $10,322,692 and $12,684,241, respectively. At June 30, 2010 and 2009, $18,029,777 and $18,047,807 of impaired loans had no allowance for loan losses allocated.

Average impaired loans for the years ended June 30, 2010, 2009 and 2008 amounted to $52,866,638, $36,614,084 and $14,534,727, respectively. Interest recognized on impaired loans while considered impaired in 2010, 2009 and 2008 was not material.

NOTE 5—MORTGAGE BANKING ACTIVITIES

Loans held for sale at year end were as follows:

	2010	2009
Loans held for sale	$8,717,592	$27,078,472
Allowance to adjust to lower of cost or market	—	—

Loans held for sale, net	$8,717,592	$27,078,472

PVF adopted the fair value option for accounting for its loans held-for-sale effective July 1, 2008. The fair value of loans held-for-sale exceeded the unpaid principal balance of these loans by $324,172 and $217,023 as of June 30, 2010 and 2009, respectively. The gain on loans held-for-sale as of June 30, 2009 was reported in the mortgage banking activities line of the consolidated statement of operations. Interest on loans held-for-sale was reported in interest income.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

Mortgage banking activities, net, including gains and losses on sales of loans, for each of the years in the three-year period ended June 30, 2010, consisted of the following:

	2010	2009	2008
Mortgage loan servicing fees	$2,578,310	$2,094,155	$1,992,311
Amortization of mortgage servicing rights	(2,049,097)	(2,310,178)	(1,525,348)
Market adjustment for loans held for sale	107,149	258,184	9,239
Change in fair value of mortgage banking derivatives	(480,922)	1,122,249	205,226
Realized gains on sale of loans	4,447,603	6,707,744	779,821

	$4,603,043	$7,872,154	$1,461,249

At June 30, 2010 and 2009, PVF was servicing whole and participation mortgage loans for others aggregating $1,031,270,464 and $993,802,529, respectively. These loans are not reported as assets. PVF had $14,405,223 and $15,225,997, at June 30, 2010 and 2009, respectively, of funds collected on mortgage loans serviced for others which are included in accrued expenses and other liabilities.

Originated mortgage servicing rights capitalized and amortized during the years ended June 30, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
Beginning balance	$6,097,861	$4,398,783	$4,426,296
Originated	2,912,205	4,009,256	1,497,835
Amortized	(2,049,097)	(2,310,178)	(1,525,348)

Ending balance	$6,960,969	$6,097,861	$4,398,783

The fair value of capitalized mortgage servicing rights was $8,560,808 and $9,341,744 at June 30, 2010 and 2009, respectively. Fair value was determined using discount rates ranging from 8% to 10% and prepayment speeds ranging from 12.8% to 42.0%, depending on the stratification of the specific rights. At June 30, 2010 and 2009, no tranche of PVF’s mortgage servicing assets were considered to be impaired.

NOTE 6—OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at cost, less accumulated depreciation and amortization at June 30, 2010 and 2009 are summarized as follows:

	2010	2009
Land and land improvements	$1,034,892	$1,034,892
Building and building improvements	5,553,075	5,553,076
Leasehold improvements	6,285,354	6,285,354
Furniture and equipment	12,850,755	12,718,237

	25,724,076	25,591,559
Less accumulated depreciation and amortization	(17,847,756)	(16,967,063)

	$7,876,320	$8,624,496

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

NOTE 7—DEPOSITS

Scheduled maturities of time deposits were as follows:

	2010		2009
	Amount	%	Amount	%
12 months or less	$418,643,661	88.9%	$496,359,022	92.5%
13 to 24 months	33,300,982	7.1	17,970,921	3.3
25 to 36 months	13,102,203	2.8	13,197,173	2.5
37 to 48 months	5,693,582	1.2	9,207,037	1.7

	$470,740,428	100.0%	$536,734,153	100.0%

Weighted average rate on certificates of deposit		2.11%		3.03%

Time deposits in amounts of $100,000 or more totaled approximately $190,854,855 and $214,892,876 at June 30, 2010 and 2009, respectively.

Deposits of related parties totaled $2,330,404 and $3,429,509 at June 30, 2010 and June 30, 2009.

In 2010 and 2009, PVF held deposits totaling $28,171.000 and $78,991,000, respectively, obtained from brokers. These certificates of deposit bear a weighted average cost of 1.40% and 1.28%, respectively, and have remaining maturities at June 30, 2010 of 12 months or less.

NOTE 8—ADVANCES FROM THE FEDERAL HOME LOAN BANK OF CINCINNATI

Short-Term Advances: Park View Federal maintains two lines of credit totaling $230,000,000 with the FHLB. The $200,000,000 repurchase line matures on February 11, 2011. No borrowings were outstanding on the repurchase line of credit as of June 30, 2010 and June 30, 2009. Park View Federal has chosen to take daily advances from this line, with the interest rate set daily. The $30,000,000 cash management line matures on October 2, 2010. No borrowings were outstanding on the cash management line as of June 30, 2010 and June 30, 2009. The borrowing capacity on these lines of credit is limited to collateral pledged. At June 30, 2010, Park View Federal had an available borrowing capacity of $12.5 million on these lines.

In order to secure these advances, Park View Federal has pledged mortgage loans with unpaid principal balances aggregating approximately $119,525,241 and $139,288,000 at June 30, 2010 and 2009, respectively, respectively, plus FHLB stock.

Long-Term Advances: Long-term advances from the FHLB of Cincinnati, with maturities and interest rates thereon at June 30, 2010 and 2009, were as follows:

Maturity	Interest rate	2010	2009
January 2015	2.82%	15,000,000	15,000,000
January 2015	3.04%	15,000,000	15,000,000
April 2018	3.17%	5,000,000	5,000,000

		$35,000,000	$35,000,000

Weighted average interest rate		2.96%	2.96%

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

The advances outstanding at June 30, 2010 and 2009 were putable fixed-rate advances. They can be terminated at the option of the FHLB after a stated lockout period. If the option is exercised, Park View Federal could repay this advance without a prepayment penalty.

NOTE 9—SUBORDINATED DEBENTURES, NOTES PAYABLE AND OTHER BORROWINGS

Note Payable: On November 24, 2008, one of PVF’s subsidiaries obtained a $1.4 million dollar loan from another financial institution with a principal balance of $1,259,445 as of June 30, 2010. The loan was a refinance of a line of credit loan and is collateralized by PVF’s Solon headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate plus 50 basis points. The loan pays interest only for six months and then converts to an amortizing loan for a term of 15 years. At June 30, 2010, the interest rate was 3.75%.

Subordinated Debt: In June 2004, PVF formed Trust I, a special purpose entity formed for the sole purpose of issuing $10.0 million of variable rate trust preferred securities. PVF issued the Trust I Debentures to Trust I in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities offered by Trust I had a variable interest rate that adjusted to the three month LIBOR rate plus 260 basis points. The Trust I Debentures were the sole asset of the Trust I.

In July 2006, PVF formed Trust II, a special purpose entity formed for the sole purpose of issuing $10.0 million of variable rate trust preferred securities. PVF issued the Trust II Debentures to Trust II in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities issued by Trust II carried a fixed rate of 7.462% until September 15, 2011 and thereafter a variable interest rate that adjusts to the three month LIBOR rate plus 175 basis points. The Trust II Debentures were the sole asset of the Trust II.

On September 1, 2009, PVF entered into the Exchange Agreement I with the holder and collateral manager of the $10.0 million principal amount trust preferred securities issued by Trust I in 2004. Under Exchange Agreement I, on September 3, 2009, the securities holder exchanged its $10.0 million of trust preferred securities for the following consideration paid by PVF: (i) a cash payment of $500,000; (ii) a number of shares of Company’s common stock equal to $500,000 divided by the average daily closing price of PVF’s common stock for the 20 business days prior to September 1, 2009, equating to 205,297 shares; (iii) the Trust I Warrant A; and (iv) the Trust I Warrant B. The exercise price for all warrants was $1.75, the price at which PVF completed a rights offering and an offering to a standby investor as described below. The warrants are exercisable for two years following the closing.

As a result of repurchase of the trust preferred securities issued by Trust I, PVF recorded a gain of $8,561,530 which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust I Warrant A and Trust I Warrant B were estimated to be $808,088 and $29,126, respectively, and were recorded in paid in capital.

On October 9, 2009, PVF entered into an exchange agreement (the “Exchange Agreement II”) with the Investors, whom held trust preferred securities with an aggregate liquidation amount of $10.0 million issued by Trust II in 2006. Under the Exchange Agreement II, on March 16, 2010, the Investors exchanged the $10.0 million of trust preferred securities for aggregate consideration consisting of: (i) $400,000 in cash, (ii) shares of common stock valued at $600,000 based on the average daily closing price of the common stock over the 20 trading days prior to October 9, 2009, equating to 280,241 shares; (iii) the Trust II A Warrants; and (iv) the Trust II B Warrants. The exercise price for the warrants is $1.75, the price of the shareholder rights offering. The warrants are exercisable for five years following the closing.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

As a result of the repurchase of the trust preferred securities issued by Trust II, PVF recorded a gain of $9,065,908 which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust II A Warrants and Trust II B Warrants were estimated to be $669,771 and $377,019, respectively and were recorded as paid in capital.

Repurchase Agreement: In March 2006, Park View Federal entered into a $50 million repurchase agreement (“Repo”) with another institution (Citigroup) collateralized by mortgage-backed securities and securities. The Repo is for a five year term. Interest was adjustable quarterly during the first year based on the three month LIBOR rate minus 100 basis points. After year one, the rate adjusted to 4.99% and the Repo became callable quarterly at the option of the issuer.

On October 29, 2009, PVF received notice from the counter-party to its repurchase agreement stating that due to the regulatory capital requirements included in the Company and Bank Orders, that the counterparty is entitled to declare that an event of default had occurred and pursue all its remedies under the repurchase agreement. The counter-party did not indicate its intention to declare Park View Federal in default. Among its remedies, the counter-party could unwind the trade at market value. This would result in a pre-tax charge to the earnings of PVF of approximately $1.8 million.

NOTE 10—FEDERAL INCOME TAXES

The provision for federal income taxes differs from the amounts computed by applying the U.S. federal income tax statutory rate to income before federal income taxes. These differences are reconciled as follows:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Computed expected tax	$760,097	35.0%	$(10,555,998)	35.0	$(768,433)	35.0%
Increase (decrease) in tax resulting from:
Effect of graduated rates	(21,717)	(1.0)	301,600	(1.0)	21,955	(1.0)
Affordable housing tax credit		0.0	—	—	(81,758)	3.7
Bank-owned life insurance	(85,006)	(3.9)	39,109	(0.1)	(271,599)	12.4
Stock compensation	31,971	1.5	54,195	(0.2)	38,341	(1.7)
Other, net	45,504	2.1	116,731	(0.4)	(33,371)	1.5

	$730,849	33.7	$(10,044,363)	33.3%	$(1,094,865)	49.9%

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

The net tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2010 and 2009 are:

	2010	2009
Deferred tax assets:
Loan loss reserves	$7,004,027	$6,196,110
Deferred compensation	331,126	819,006
Deferred loan fees, net	89,961	104,298
Unrealized losses on loans and securities held for sale	—	183,911
Net operating loss carryforward	11,396	4,513,427
Other	292,414	293,252

Total gross deferred tax assets	7,728,924	12,110,004

Deferred tax liabilities:
FHLB stock dividend	(2,041,343)	(2,041,343)
Originated mortgage servicing asset	(2,366,729)	(2,073,273)
Fixed assets	(339,468)	(491,823)
Prepaid franchise tax	(136,976)	(182,044)
Unrealized gains on loans held for sale	(26,556)	—
Debt discharge income deferral	(1,768,000)	—
Other	(477,732)	(686,654)

Total gross deferred tax liabilities	(7,156,804)	(5,475,137)

Net deferred tax asset (liability)	$572,120	$6,634,867

Management recorded deferred tax assets at year-end 2010 of $572 thousand. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was not necessary to establish a valuation allowance against deferred tax assets of $572 thousand at June 30, 2010. The deferred tax asset is supported by feasible tax planning strategies under management control that if implemented, would permit the realization of the deferred income tax asset.

The net operating loss carry forward period expires in 2030. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. In management’s opinion, it is more likely than not that the tax benefits will be realized; consequently, no valuation allowance has been established as of June 30, 2010 or 2009.

Accumulated deficits at June 30, 2010 and 2009 include approximately $4,516,000 for which no provision for federal income tax has been made. The related unrecorded deferred tax liability was approximately $1,535,000 at June 30, 2010 and 2009. This amount represents allocations of income during years prior to 1988 to bad debt reserve deductions for tax purposes only. These reserves will be recaptured into taxable income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to income taxes at the then current corporate income tax rate, resulting in a charge to income tax expense. Recapture would not occur upon the reorganization, merger, or acquisition of the Park View

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

Federal, or if the Bank is merged or liquidated tax-free into a bank or undergoes a charter change. If Park View Federal fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into taxable income, resulting in a corresponding tax liability recorded through income tax expense.

NOTE 11—LEASES

PVF leases certain premises from unrelated and related parties. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at June 30, 2010:

Year ending June 30,	Leases With Unrelated Parties	Leases With Related Parties	Total Leases
2011	$703,439	$233,292	$936,731
2012	657,614	187,183	844,797
2013	509,183	113,057	622,240
2014	365,932	87,521	453,453
2015	341,502	—	341,502
Thereafter	1,132,762	—	1,132,762

Total minimum lease payments	$3,710,432	$621,053	$4,331,485

During the years ended June 30, 2010, 2009 and 2008, rental expense was $965,802, $933,313 and $914,752, respectively. Rental expense related to related party leases was $233,365, $223,217 and $222,268, for the years ended June 30, 2010, 2009, and 2008, respectively. See Note 14 for further discussion of these leases.

NOTE 12—LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

In the normal course of business, Park View Federal enters into commitments with off-balance-sheet risk to meet the financing needs of its customers. Commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Park View Federal’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. Park View Federal uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Bank since the time the commitment was made.

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

Park View Federal evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management’s credit evaluation of the applicant. Collateral held is generally residential and commercial real estate.

Park View Federal’s lending is concentrated in Northeastern Ohio, and as a result, the economic conditions and market for real estate in Northeastern Ohio could have a significant impact on the Bank.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

At June 30, 2010 and 2009, Park View Federal had the following commitments to originate loans intended to be held in the portfolio:

	2010	2009
Commitments to fund variable-rate mortgage loans	$1,650,000	$8,732,460
Commitments to fund equity lines of credit	65,044,000	82,584,000
Undisbursed portion of loan proceeds	6,139,000	11,111,000
Standby letters of credit	1,661,000	1,283,000

At June 30, 2010 and 2009, the Bank had interest rate-lock commitments on $49,396,694 and $48,161,785 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of June 30, 2010 and 2009 was estimated to be $1,022,888 and $505,810, respectively. To mitigate the interest rate risk represented by these interest rate-lock commitments the Bank entered into contracts to sell mortgage loans of $33,806,000 and $42,620,000 as of June 30, 2010 and 2009. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at June 30, 2010 and 2009 was estimated to be ($299,035) and $698,965, respectively.

NOTE 13—REGULATORY MATTERS AND MANAGEMENT PLANS

Park View Federal is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on PVF’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Park View Federal must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Park View Federal’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 2010, the adjusted total minimum regulatory capital regulations require institutions to have tangible capital to adjusted total assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum rate of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk weighted assets of 8.0%. At June 30, 2010 and 2009, Park View Federal exceeded all of the aforementioned regulatory capital requirements.

On October 19, 2009, PVF and Park View Federal entered into the Company and Bank Orders without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against PVF or Park View Federal. The Bank Order requires Park View Federal to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) if Park View Federal fails to meet these capital requirements at any time after December 31, 2009, within 15 days thereafter prepare a written contingency plan detailing actions to

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to Park View Federal’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit for OTS approval a new business plan that will include the requirements contained in the Cease and Desist Order and that also will include well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the Federal Deposit Insurance Corporation; and (viii) not declare or pay dividends or make any other capital distributions from Park View Federal without receiving prior OTS approval.

The Company Order requires PVF Capital Corp. to take several actions, including, but not limited to: (i) submit a capital plan that includes, among other things, (1) the establishment of a minimum tangible capital ratio of tangible equity capital to total tangible assets commensurate with PVF’s consolidated risk profile, and (2) specific plans to reduce the risks to PVF Capital Corp. from its current debt levels and debt servicing requirements; (ii) not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem PVF equity stock without the prior non-objection of the OTS, except that this provision does not apply to immaterial capital stock redemptions that arise in the normal course of PVF’s business in connection with its stock-based compensation plans; and (iii) not incur, issue, renew, roll over or increase any debt or commit to do so without the prior non-objection of the OTS (debt includes loans, bonds, cumulative preferred stock, hybrid capital instruments such as subordinated debt or trust preferred securities, and guarantees of debt).

The Bank Order and the Company Order also impose certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements that PVF and Park View Federal may enter into, third party service contracts and transactions with affiliates.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing by the OTS.

Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At June 30, 2010, Park View Federal was not allowed to make any capital distributions without regulatory approval.

On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, PVF contributed approximately $20.0 million of the proceeds to the capital of Park View Federal to improve its regulatory capital position. At June 31, 2010, Park View Federal’s Tier 1 (core) capital ratio was 8.63% and its total risk-based capital ratio was 12.83%, exceeding the requirements of the Bank Order. With the additional capital invested in the Park View Federal, the Bank exceeded the minimum capital ratios requited under the Bank Order. However, until the Bank Order is terminated, the Park View Federal cannot be classified as well-capitalized under prompt corrective action provisions.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

At June 30, 2010 and 2009, Park View Federal was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total Capital to risk weighted assets	$82,935	12.83%	$51,709	8.00%	$64,636	10.00%
Tier 1 (Core) Capital to risk weighted assets	74,747	11.56%	25,854	4.00%	38,781	6.00%
Tier 1 (Core) Capital to adjusted total assets	74,747	8.63%	34,632	4.00%	43,290	5.00%
Tangible Capital to adjusted total assets	74,747	8.63%	12,987	1.50%	N/A	N/A

2009
Total Capital to risk weighted assets	$68,474	10.03%	$54,610	8.00%	$68,262	10.00%
Tier 1 (Core) Capital to risk weighted assets	59,861	8.77%	27,305	4.00%	40,957	6.00%
Tier 1 (Core) Capital to adjusted total assets	59,861	6.54%	36,623	4.00%	45,778	5.00%
Tangible Capital to adjusted total assets	59,861	6.54%	13,734	1.50%	N/A	N/A

NOTE 14—RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2010 were as follows.

Beginning balance	$9,064,963
Changes in related party loans due to changes in the composition of the Board of Directors	$(75,000)
New Loans	0
Repayments	(88,855)

Ending balance	$8,901,108

Mr. Raymond J. Negrelli, a former director of PVF during fiscal 2010, is a 50% owner of Bay Properties Co., an Ohio general partnership. Bay Properties Co. is a 50% owner and general partner of Park View Plaza, Ltd. (“PVP”), an Ohio limited partnership formed to develop and operate a 10,000 square foot retail plaza located in Cleveland, Ohio. PVFSC, a wholly owned subsidiary of PVF, is a 25% owner and limited partner of PVP. Park View Federal maintains a branch office in the retail plaza owned and operated by PVP, and during the year ended June 30, 2010, the Bank paid a total of $69,300 in rent and operating cost reimbursements to PVP. For the fiscal year ending June 30, 2011, PVF estimates that it will pay a total of $69,300 in rent and operating cost reimbursements to PVP. Bay Properties Co. is also a 50% owner of Park View Center, LLC (“PVC”), an Ohio limited liability company formed to develop and operate an 8,200 square foot office building located in Mayfield Heights, Ohio. Park View Federal is a tenant of the office building and leases a 3,000 square foot unit with an automated teller machine in the office building owned and operated by PVC. During the year ended June 30, 2010, Park View Federal paid a total of $88,100 in rent and operating cost reimbursement to PVC. For the fiscal year ending June 30, 2011, PVF that it will pay a total of $88,100 in rent and operating cost reimbursements to PVC. Bay Properties Co. is also a 50% owner of Avon Limited, LLC, an Ohio limited liability company formed to develop and operate a 3,375 square foot office building located in Avon, Ohio. Park View Federal is a tenant of the office building and leases the office building owned and operated by Avon Limited, LLC. During the year ended June 30, 2010, Park View Federal paid a total of $75,900 in rent and operating cost reimbursement to Avon Limited, LLC. For the fiscal year ending June 30, 2011, PVF estimates that it will pay a total of $75,900 in rent and operating cost reimbursements to Avon Limited, LLC.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

The business relationships between PVF and its directors and directors’ affiliated companies that were considered by the Board of Directors were: (i) Mr. Jaros’ position as a partner in the law firm of Moriarty & Jaros, P.L.L., which provides legal services to the Company and the Bank; (ii) Mr. Calabrese’s position as the managing partner of Calabrese, Racek and Markos, Inc., a firm that performs appraisals on properties securing loans made by Park View Federal, and CRM Construction Services, Inc., a firm that provides asset positioning services for the Bank relative to Bank-owned real estate and other assets; and (iii) Mr. Fedeli’s position as President and Chief Executive Officer of the Fedeli Group, which acts as the Bank’s agent in connection with its purchase of insurance.

NOTE 15—STOCK-BASED COMPENSATION

PVF offered stock options to the directors and officers of Park View Federal under various option plans.

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

Options outstanding at June 30, 2010 were as follows:

	Outstanding		Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
$1.87 – $4.42	186,300	8.88	120,880	3.07
$5.49 – $6.10	51,693	0.06	51,693	5.60
$6.75 – $7.76	25,326	1.44	25,326	7.26
$8.32 – $13.64	216,832	4.51	165,322	10.75

Total	480,151	5.57	363,721	7.21

A summary of the activity in the plan is as follows:

	2010
	Shares	Weighted Average Exercise Price
Outstanding beginning of year	$582,792	$8.54
Forfeited	(150,521)	8.97
Expired	(68,620)	7.67
Granted	116,500	1.91

Outstanding end of year	480,151	6.92

Exercisable end of year	363,721	7.21

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

The weighted average remaining contractual life of options outstanding was 5.6 years.

For the years ended June 30, 2010, 2009, and 2008, compensation expense of $113,432, $222,123 and $112,768, respectively, was recognized in the income statement related to the vesting of awards.

As of June 30, 2010, there was $162,385 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 1.9 years. All outstanding and unvested options are expected to vest.

The aggregate intrinsic value of all options outstanding at June 30, 2010 was $850. The aggregate intrinsic value of all options that were exercisable at June 30, 2010 was $450. There were no options exercised in 2010 and 2009. The intrinsic value of options exercised in 2008 was $388,042.

The fair value of each award is estimated on the date of grant using a closed form option valuation (Black Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the PVF’s common stock. All options are expected to vest based on PVF’s experience. The expected term of options granted is based on historical data represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following weighted-average assumptions were used for grants in each of the respective years.

	2010	2009	2008
Risk-free interest rate	3.40%	3.78%	N/A
Dividend yield	0.00%	0.00%	N/A
Expected volatility	34.0%	28.61%	N/A
Expected life in years	10	9.42	N/A

The weighted average fair value of options granted in 2010 was $0.98 and in 2009 was $1.81.

Under the 2008 plan, PVF may award restricted stock shares to officers, key employees, and non-employee directors. In general, the restrictions on common shares awarded to employees expire pro rata over a five year period.

There were 240,000 shares of restricted stock released with a fair value of $1.88 per share at June 30, 2010. The total fair value of restricted stock released at June 30, 2010 was $451,000. As of June 30, 2010, there was $451,200 of compensation expense related to unvested awards not yet recognized in the financial statements. The period over which this expense is to be recognized is 4 years beginning September 10, 2010.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

A summary of changes in the Company’s restricted shares for the year follows:

Nonvested Shares	Weighted-Average Grant-Date Shares	Fair Value
Nonvested at July 1, 2009	0	$0
Granted	240,000	451,200
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2010	240,000	$451,200

There were 337,967 shares available for future issuance under existing stock plans.

NOTE 16—EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for the years ended June 30:

		2010
	Net Income	Shares	Per-Share Amount
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$1,440,857	12,581,706	$0.11
Dilutive effect of assumed exercises of stock options and warrants		149,203

Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$1,440,857	12,730,909	$0.11

		2009
	Net Income	Shares	Per-Share Amount
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$(20,115,629)	7,773,823	$($2.59)
Dilutive effect of assumed exercises of stock options	—	—	—

Diluted earnings (loss) per share::
Income (loss) available to common shareholders	$(20,115,629)	7,773,823	$($2.59)

		2008
	Net Income	Shares	Per-Share Amount
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$(1,100,657)	7,765,780	$(0.14)
Dilutive effect of assumed exercises of stock options	—	—	—

Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$(1,100,657)	7,765,780	$(0.14)

There were 470,996, 582,792 and 533,426 options not considered in the diluted earnings (loss) per share calculation for the years ended June 30, 2010, 2009 and 2008, respectively because they were not dilutive.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

NOTE 17—FAIR VALUE

The carrying amount and estimated fair values of financial instruments at year end were as follows:

	June 30, 2010		June 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and amounts due from depository institutions	$18,284	$18,284	$8,465	$8,465
Interest-bearing deposits	111,759	111,759	1,940	1,940
Federal funds sold	0	0	10,809	10,809
Securities held to maturity	0	0	50,000	50,000
Securities available for sale	20,149	20,149	103	103
Mortgage-backed securities available for sale	47,146	47,146	64,178	64,178
Loans receivable, net	587,406	606,083	668,460	682,697
Loans receivable held for sale, net	8,718	8,718	26,861	26,861
Federal Home Loan Bank stock	12,811	NA	12,811	NA
Accrued interest receivable	2,715	2,715	3,475	3,475
Mandatory forward sales contracts	(299)	(299)	699	699
Commitments to make loans intended to be sold	1,023	1,023	506	506

Liabilities:
Demand deposits and passbook Savings	(196,807)	(196,807)	(188,198)	(188,198)
Time deposits	(470,740)	(479,680)	(536,734)	(547,620)
Line of credit	(1,259)	(1,259)	(1,366)	(1,366)
Advances from the Federal Home Loan Bank of Cincinnati	(35,000)	(37,203)	(35,000)	(36,517)
Repurchase agreement	(50,000)	(51,468)	(50,000)	(53,900)
Subordinated debentures	—	—	(20,000)	(3,800)
Accrued interest payable	(380)	(380)	(1,379)	(1,379)

The estimated fair value amounts have been determined by PVF using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts PVF could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and amounts due from depository institutions, interest bearing deposits, and federal funds sold. The carrying amount is a reasonable estimate of fair value because of the short maturity of these instruments.

The fair values of trading securities and equity securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. The fair values of securities held to maturity and mortgage-backed securities available-for-sale are determined through use of matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Loans receivable and loans receivable held for sale. For loans receivable held for sale, fair value is estimated using the quoted market prices for similar loans, adjusted for differences in loan characteristics. For

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

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

Advances from the Federal Home Loan Bank of Cincinnati. The fair value of Park View Federal’s FHLB debt is estimated based on the current rates offered to the Bank for debt of the same remaining maturities.

Repurchase Agreement. The fair value of PVF’s repurchase agreement is based on current rates offered for debt of the same remaining maturity or call period.

Notes payable and subordinated debentures. The carrying value of PVF’s variable-rate note payable is a reasonable estimate of fair value based on the current incremental borrowing rate for similar types of borrowing arrangements adjusted for the Company’s credit risk profile.

Accrued interest receivable and accrued interest payable. The carrying amount is a reasonable estimate of the fair value.

Commitments to make loans intended for sale. These commitments are valued according to changes in secondary market pricing for similar loans with similar delivery dates from the date of interest rate lock until the balance sheet date.

Off-balance-sheet instruments. The fair value of commitments is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of undisbursed lines of credit is based on fees currently charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The carrying amount and fair value of off-balance-sheet instruments is not significant as of June 30, 2010 and 2009.

Fair Value: ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

PVF used the following methods and significant assumptions to estimate fair value.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and 2009 are summarized below:

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
FHLMC structured securities	$10,081,325	$10,081,325	—	—
FNMA structured securities	$10,067,824	$10,067,824	—	—
Loans held-for-sale	$8,717,592	—	$8,717,592	—
Mortgage-backed securities available-for-sale	$47,145,878	—	$47,145,878	—
Mandatory forward sales contracts	$(299,000)	—	$(299,000)	—
Interest rate-lock commitments	$1,022,888	—	$1,022,888	—

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$102,800	$102,800	—	—
Loans held-for-sale	$27,078,472	—	$27,078,472	—
Mortgage-backed securities available-for-sale	$64,177,633	—	$64,177,633	—
Mandatory forward sales contracts	$99,000	—	$699,000	—
Interest rate-lock commitments	$506,000	—	$506,000	—

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2010 and 2009 are summarized below:

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$22,198,789	—	—	$22,198,789
Real estate owned	$5,700,752	—	—	$5,700,752

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$27,851,511	—	—	$27,851,511
Real estate owned	$5,902,035	—	—	$5,902,035

Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a carrying amount of $50.6 million. Of these, $32.5 million were carried at fair value as a result of a specific valuation allowance of $10.3 million. The fair value of collateral is usually estimated by third-party or internal appraisals of the collateral. The provision for loan losses related to changes in the fair value of impaired loans increased by $13.1 million during the year ended June 30, 2010. At June 30, 2009 impaired loans had a carrying amount of $58.6 million. Of these, $40.5 million were carried at fair value as a result of a specific valuation allowance of $12.7 million. The provision for loan losses related to changes in the fair value of impaired loans increased by $21.1 million during the year ended June 30, 2009.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

NOTE 18—PARENT COMPANY

The following are condensed statements of financial condition as of June 30, 2010 and 2009 and related condensed statements of operations and cash flows for the years ended June 30, 2010, 2009 and 2008 for PVF.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2010	2009
Cash and amounts due from depository institutions	$8,426,055	$24,948
Prepaid expenses and other assets	3,470,699	3,447,277
Investment in Bank subsidiary	76,402,769	64,929,087
Investment in non-Bank subsidiaries	4,506,907	4,016,376

Total assets	$92,806,430	$72,417,688

Accrued expenses and other liabilities	$9,563,405	$2,912,491
Subordinated debentures	—	20,000,000
Stockholders’ equity	83,243,025	49,505,197

Total liabilities and stockholders’ equity	$92,806,430	$72,417,688

CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008
Income:
Mortgage banking activities	$5,469	$13,521	$9,521
Gain on cancellation of subordinated debt	17,627,438	—	—
Dividends from Bank subsidiary	—	—	4,000,000
Interest Income	—	10	26

	17,632,907	13,531	4,009,547

Expenses:
Interest expense	574,499	1,259,025	1,463,602
General and administrative	656,058	502,133	718,800

	1,230,557	1,761,158	2,182,402

Income (loss) before federal income taxes and equity in undistributed net income of subsidiaries	16,402,349	(1,747,627)	1,827,145
Federal income tax benefit (expense)	(5,576,799)	594,193	738,771

Income (loss) before equity in undistributed net income of subsidiaries	10,825,550	(1,153,434)	2,565,916
Equity in undistributed net income (loss) of subsidiaries	(9,384,693)	(18,962,195)	(3,666,573)

Net income (loss)	$1,440,857	$(20,115,629)	$(1,100,657)

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

CONDENSED STATEMENTS OF CASH FLOWS

	2010	2009	2008
Operating activities:
Net income (loss)	$1,440,857	$(20,115,629)	$(1,100,657)
Equity in undistributed net loss (income) of subsidiaries	9,384,694	18,962,195	3,666,573
Gain on cancellation of subordinated debt	(17,627,438)	—	—

Other, net	6,712,933	214,611	(818,722)

Net cash from (used in) operating activities	(88,954)	(938,823)	1,747,194

Investing activities:
Advance to subsidiary	1,426,000	1,050,000	232,000
Investment in subsidiary	(20,000,000)	—	—

Net decrease in cash from investing activities	(18,574,000	1,050,000	232,000

Financing activities:
Payment in exchange for cancellation of subordinated debt	(900,000)	—	—
Proceeds from rights offering	27,964,061	—	—
Proceeds and income tax benefit from exercise of stock options	—	—	396,181
Stock purchased and retired	—	—	(96,426)
Dividends paid	—	(97,173)	(2,298,373)
Purchase of treasury stock	—	—	—

Net cash from (used in) financing activities	27,064,061	(97,173)	(1,998,618)

Net increase (decrease) in cash and Cash equivalents	8,401,107	14,004	(19,424)
Cash and cash equivalents at beginning of year	24,948	10,944	30,368

Cash and cash equivalents at end of year	$8,426,055	$24,948	$10,944

NOTE 19—EMPLOYEE BENEFIT PLANS

401(k) Savings Plan: Employees who have reached age 18 and have completed one year of eligibility service are eligible to participate in PVF’s 401(k) Savings Plan. The plan allows eligible employees to contribute up to 50% of their compensation with PVF matching up to 50% of the first 4% contributed by the employee, as determined by the Company for the contribution period. The plan also permits PVF to make a profit sharing contribution at its discretion up to 4% of the employee’s compensation. Participants vest in PVF’s contributions ratably over six years.

The total of PVF’s matching and profit sharing contribution cost related to the plan for the years ended June 30, 2010, 2009 and 2008 was $0, $106,399 and $111,459, respectively.

Supplemental Executive Retirement Plan: During fiscal year 2000 PVF established a Supplemental Executive Retirement Plan (“SERP”) to provide additional retirement benefits to participating executive officers.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2010, 2009 and 2008

The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under PVF’s tax-qualified benefit plans pursuant to limitations under the Code. The SERP is subject to certain vesting provisions, and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement. For the years ended June 30, 2010, 2009, and 2008, the Company recognized expense under the SERP of $12,289, $437,626 and $584,634, respectively. The accrued SERP liability at June 30, 2010 and 2009 included in accrued expenses and other liabilities totaled $773,319 and $2,232,761. Effective August 1, 2009, PVF stopped the accrual of benefits under the SERP. Benefits accrued to date will be paid pursuant to agreements reached between PVF and participating executives.

PVF entered into a Letter Agreement with Mr. Male (the “Male Agreement”), dated July 27, 2009, certain terms of which were subject to OTS approval. The Male Agreement entitled Mr. Male to receive an early retirement benefit under Park View Federal’s Supplemental Executive Retirement Plan in the amount of $1,471,731, which was paid in accordance with Section 409A of the Code in 2010. Under the Male Agreement, Park View Federal will continue to provide health insurance coverage to Mr. Male on the same terms as coverage previously made available to Mr. Male until he becomes eligible for Medicare coverage. The Male Agreement provides that Mr. Male will be retained as a consultant to Park View Federal for a 12-month period following OTS approval and during such period may not compete within 25 miles of PVF’s headquarters; Mr. Male was to be paid $8,333 per month for his consulting services. Payments on the consulting agreement have been suspended pursuant to Company and Bank Orders.

NOTE 20—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2010	2009	2008
Unrealized holding gains (losses) on available for sale securities	$1,895,805	$(646,806)	—
Reclassification adjustment for losses (gains)
Realized in income	(23,871)	1,283,991	—

Net unrealized gains (losses)	1,871,934	637,185	—
Tax effect	636,460	216,643	—

Other comprehensive income	$1,235,474	$420,542	—

NOTE 21—RIGHTS OFFERING

On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised gross proceeds of $30 million and proceeds of $27,964,015, net of issuance costs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

PVF maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the PVF’s management, including the Company’s principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, PVF carried out an evaluation, with the participation of management, including its principal executive officer and principal accounting officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PVF disclosure controls and procedures were effective as of June 30, 2010.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

The management of PVF is responsible for establishing and maintaining adequate internal control over financial reporting. PVF’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

With the supervision and participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of PVF’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that PVF Capital Corp. maintained effective internal control over financial reporting as of June 30, 2010.

This Annual Report on Form 10-K does not include an attestation report of PVF’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by PVF’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform Act, which exempts the Company from the requirement that it include an attestation report of PVF’s public accounting firm regarding internal control over our management’s assessment of internal controls over financial reporting.

/s/ James H. Nicholson	/s/ Robert J. King, Jr.
James H. Nicholson	Robert J. King, Jr.
Chief Financial Officer	President and Chief Executive Officer

Changes in Internal Control Over Financial Reporting

There have been no changes in PVF’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the PVF’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of Regulation S-K concerning the directors of PVF and the nominees for re-election as directors of PVF at the Annual Meeting of Stockholders to be held on October 27, 2010 (the “2010 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal 1—Election of Directors” in PVF’s definitive proxy statement relating to the 2010 Annual Meeting to be filed with the Commission (“PVF’s 2010 proxy statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of PVF is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in PVF’s 2010 proxy statement.

Code of Ethics

PVF has adopted a Code of Ethics that applies to the Company’s directors, officers and employees.

Procedures for Recommending Directors Nominees

Information concerning the procedures by which stockholders of PVF may recommend nominees to Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance—Committees of the Board of Directors—Nominating Committee Procedures” in PVF’s 2010 proxy statement. These procedures have not materially changed from those described PVF’s definitive proxy materials for the 2009 Annual Meeting of Stockholders.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance—Committees of the Board of Directors—Audit Committee” in PVF’s 2010 proxy statement.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption s “Executive Compensation” and “Director Compensation” in PVF’s 2010 proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in PVF’s 2010 proxy statement.

The following table sets forth certain information with respect PVF’s equity compensation plans as of June 30, 2010.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants & rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	480,151	$6.92	579,467
Equity compensation plans not approved by security holders	—	—	—

Total	480,151	$6.92	579,467

(1)

Adjusted for a 10% stock dividend paid on the common stock on September 1, 1997, a 50% stock dividend paid on the common stock on August 17, 1998, a 10% stock dividend paid on the common stock on September 7, 1999, a 10% stock dividend paid on the common stock on September 1, 2000, a 10% stock dividend paid on the common stock on August 31, 2001, a 10% stock dividend paid on the common stock on August 30, 2002, a 10% dividend paid on the common stock on August 29, 2003, a 10% dividend paid on the common stock on August 31, 2004 and a 10% dividend paid on the common stock on August 31, 2005.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in PVF’s 2010 proxy statement.

Corporate Governance

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance—The Board of Directors—Independence” in PVF’s 2010 proxy statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Fees Paid to Independent Registered Public Accounting Firm” and “Pre-Approval of Services by the Independent Registered Public Accounting Firm” in PVF’s 2010 proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements appear in Part II of this Annual Report:

(a)	Consolidated Statements of Financial Condition, at June 30, 2009 and 2008;

(b)	Consolidated Statements of Operations for the Years Ended June 30, 2009, 2008 and 2007;

(c)	Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2009, 2008 and 2007;

(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2009, 2008 and 2007;

(e)	Notes to Consolidated Financial Statements;

(f)	Report of Independent Registered Public Accounting Firm.

(a)(2)	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3).	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description

3.1

First Amended and Restated Articles of Incorporation, as amended (incorporated by reference from PVF Capital Corp.’s Registration Statement on Form S-1/A filed with the Commission on February 10, 2010 (Commission File No. 333-163037)).

3.2

Second Amended and Restated Code of Regulations of PVF Capital Corp. (incorporated by reference from PVF Capital Corp.’s Current Report on Form 8-K filed with the Commission on February 6, 2008 (Commission File No. 0-24948)).

3.3	Bylaws of the Board of Directors of PVF Capital Corp., as amended and restated (filed herewith).

4.1

Specimen of Common Stock Certificate (incorporated by reference from Exhibit 4 to PVF Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Commission on September 25, 1996 (Commission File No. 0-24948)).

4.2

Indenture between PVF Capital Corp. and LaSalle Bank National Association, dated July 6, 2006 (incorporated by reference from Exhibit 4.2 to PVF Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

4.3

Form of Junior Subordinated Debt Security due 2036 (incorporated by reference from Exhibit A to Exhibit 4.2 to PVF Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

4.4

Form of Common Stock A Warrant issued to each of Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington (incorporated by reference from Exhibit 4.2 to the PVF Capital Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the Commission on May 14, 2010 (Commission File No. 0-24948)).

No.	Description

4.5

Form of Common Stock B Warrant issued to each of Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington Jr. and Richard R. Hollington, III (incorporated by reference from Exhibit 4.3 to the PVF Capital Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the Commission on May 14, 2010 (Commission File No. 0-24948)).

4.6

Form of Common Stock Warrant issued to Alesco Preferred Funding IV, Ltd. (incorporated by reference from Exhibit 4.1 to the PVF Capital Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the Commission on November 09, 2010 (Commission File No. 0-24948)).

4.7

Form of Common Stock Warrant issued to Alesco Preferred Funding IV, Ltd. (incorporated by reference from Exhibit 4.2 to the PVF Capital Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the Commission on November 09, 2010 (Commission File No. 0-24948)).

10.1*

Park View Federal Savings Bank Conversion Stock Option Plan (incorporated by reference from Exhibit 10.1 to PVF Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Commission on September 15, 1996 (Commission File No. 0-24948)).

10.2*

PVF Capital Corp. 1996 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.2 to PVF Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Commission on September 15, 1996 (Commission File No. 0-24948)).

10.3*

PVF Capital Corp. 2000 Incentive Stock Option Plan and Deferred Compensation Plan (incorporated by reference from Exhibit 10.5 to PVF Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Commission on September 29, 2003 (Commission File No. 0-24948)).

10.4*

Management Incentive Compensation Plan (incorporated by reference from Exhibit 10.6 to PVF Capital Corp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Commission on September 13, 2007 (Commission File No. 0-24948)).

10.5

Agreement by and between PVF Capital Corp., Park View Federal Savings Bank, Steven A. Calabrese, CCAG Limited Partnership and Steven A. Calabrese Profit Sharing Trust, dated September 30, 2008 (incorporated by reference from Exhibit 10.1 to PVF Capital Corp.’s Current Report on Form 8-K filed on October 6, 2008 (Commission File No. 0-24948)).

10.6

Agreement by and between PVF Capital Corp., Park View Federal Savings Bank, Richard M. Osborne and Richard M. Osborne Trust, dated September 30, 2008 (incorporated by reference from Exhibit 10.2 to PVF Capital Corp.’s Current Report on Form 8-K filed on October 6, 2008 (Commission File No. 0-24948)).

10.7*

PVF Capital Corp. 2008 Equity Incentive Plan (incorporated by reference from Appendix A to PVF Capital Corp.’s Definitive Proxy Statement filed with the Commission on October 17, 2008 (Commission File No. 0-24948)).

10.8*

Amended and Restated Severance Agreement by and between PVF Capital Corp., Park View Federal Savings Bank and Jeffrey N. Male (incorporated by reference from Exhibit 10.2 to PVF Capital Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the Commission on February 17, 2009 (Commission File No. 0-24948)).

10.9*

Amended and Restated Severance Agreement by and between PVF Capital Corp., Park View Savings Bank and Edward B. Debevec (incorporated by reference from Exhibit 10.3 to PVF Capital Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the Commission on February 17, 2009 (Commission File No. 0-24948)).

No.	Description

10.10*

Agreement among PVF Capital Corp., Park View Federal Savings Bank and Marty Adams Consulting LLC, dated February 26, 2009 (incorporated by reference from Exhibit 10.1 to PVF Capital Corp.’s Current Report on Form 8-K filed with the Commission on March 4, 2009 (Commission File No. 0-24948)).

10.11

Guarantee Agreement between PVF Capital Corp., PVF Capital Trust II and LaSalle Bank National Association, dated July 6, 2006 (incorporated by reference from Exhibit 10.1 to PVF Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

10.12*

Form of Employment Agreement between PVF Capital Corp., Park View Federal Savings Bank and Robert J. King, Jr. (incorporated by reference from Exhibit 10.09 to PVF Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

10.13*

Letter Agreement between PVF Capital Corp. and John R. Male, dated July 27, 2009 (incorporated by reference from Exhibit 10.10 to PVF Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

10.14

Stipulation and Consent to the Issuance of an Order to Cease and Desist between Park View Federal Savings Bank and the Office of Thrift Supervision (incorporated by reference to Exhibit 10.1 to PVF Capital Corp.’s Current Report on Form 8-K filed with the Commission on October 23, 2009 (Commission File No. 0-24948)).

10.15

Order to Cease and Desist issued by the Office of Thrift Supervision for Park View Federal Savings Bank (incorporated by reference to Exhibit 10.2 to PVF Capital Corp.’s Current Report on Form 8-K filed with the Commission on October 23, 2009 (Commission File No. 0-24948)).

10.16

Stipulation and Consent to the Issuance of an Order to Cease and Desist between PVF Capital Corp. and the Office of Thrift Supervision (incorporated by reference to Exhibit 10.3 to PVF Capital Corp.’s Current Report on Form 8-K filed with the Commission on October 23, 2009 (Commission File No. 0-24948)).

10.17

Order to Cease and Desist issued by the Office of Thrift Supervision for PVF Capital Corp. (incorporated by reference to Exhibit 10.4 to PVF Capital Corp.’s Current Report on Form 8-K filed with the Commission on October 23, 2009 (Commission File No. 0-24948)).

10.18

Exchange Agreement between PVF Capital Corp., Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington Jr. and Richard R. Hollington, III, dated October 9, 2009 (incorporated by reference from Exhibit 10.3 to PVF Capital Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 9, 2009 (Commission File No. 0-24948).

10.19

Letter Agreement between PVF Capital Corp. and Thomas J. Smith, dated November 24, 2009 (incorporated by reference from Exhibit 10.6 to PVF Capital Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the Commission on January 29, 2010 (Commission File No. 0-24948)).

10.20

Agency Agreement between PVF Capital Corp. and Stifel Nicolaus & Company, Incorporated, dated February 17, 2010 (incorporated by reference from Exhibit 1.1 to PVF Capital Corp.’s Current Report on Form 8-K filed with the Commission on February 23, 2010 (Commission File No. 0-24948)).

10.21

Standby Purchase Agreement by and among PVF Capital Corp. and Short Vincent Partners II, L.P., dated February 17, 2010 (incorporated by reference from Exhibit 10.1 to PVF Capital Corp.’s Current Report on Form 8-K filed with the Commission on February 23, 2010 (Commission File No. 0-24948)).

No.	Description

14	Code of Ethics (incorporated by reference to Exhibit 14 to PVF Capital Corp.’s Current Report on Form 8-K filed with the Commission on August 26, 2009 (Commission No. 0-24941)).

21.1	Subsidiaries of PVF Capital Corp. (filed herewith)

23.1	Consent of Crowe Horwath (filed herewith)

24.1	Power of Attorney (filed herewith).

31.1	Rule 13a-14(a)/Section 302 Certification of Robert J. King, Jr., President and Chief Executive Officer of PVF Capital Corp. (filed herewith).

31.2	Rule 13a-14(a)/Section 302 Certification of James H. Nicholson, Executive Vice President and Chief Financial Officer of PVF Capital Corp. (filed herewith).

32.1	Certifications of Robert J. King, Jr. and James H. Nicholson pursuant to 18 U.S.C. 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.

September 22, 2010	By:	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. King, Jr. Robert J. King, Jr. President and Chief Executive Officer (Principal Executive Officer)	September 22, 2010

/s/ James H. Nicholson James H. Nicholson Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	September 22, 2010

/s/ Mark D. Grossi* Mark D. Grossi Chairman of the Board	September 22, 2010

/s/ Stuart D. Neidus* Stuart D. Neidus Director	September 22, 2010

/s/ Umberto P. Fedeli* Umberto P. Fedeli Director	September 22, 2010

/s/ Steven A. Calabrese* Steven A. Calabrese Director	September 22, 2010

/s/ Richard R. Hollington, III* Richard R. Hollington, III Director	September 22, 2010

/s/ Frederick D. DiSanto* Frederick D. DiSanto Director	September 22, 2010

/s/ Marty E. Adams* Marty E. Adams Director	September 22, 2010

(*)

The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of PVF Capital Corp. pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer