Form 10-Q
period 2010-09-30
PVF CAPITAL CORP
filed 2010-11-12
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	25,642,218
(Class)	(Outstanding at October 29, 2010)

PVF CAPITAL CORP.

Part I Financial Information

Item 1	Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010 unaudited	June 30, 2010
ASSETS
Cash and cash equivalents:
Cash and amounts due from depository institutions	$20,198,812	$18,283,620
Interest bearing deposits	110,507,309	111,759,326

Total cash and cash equivalents	130,706,122	130,042,946
Securities available for sale	15,111,914	20,149,149
Mortgage-backed securities available for sale	41,772,462	47,145,878
Loans receivable held for sale, net	15,150,533	8,717,592
Loans receivable, net of allowance of $32,629,425 and $31,519,466, respectively	571,408,563	587,405,644
Office properties and equipment, net	7,747,515	7,876,320
Real estate owned, net	6,891,225	8,173,741
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank owned life insurance	23,219,399	23,144,033
Prepaid expenses and other assets	11,927,838	14,118,127

Total Assets	$836,746,670	$859,584,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$644,634,937	$667,546,477
Note Payable	1,232,778	1,259,444
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Repurchase agreement	50,000,000	50,000,000
Advances from borrowers for taxes and insurance	7,485,856	4,930,327
Accrued expenses and other liabilities	16,160,486	17,605,257

Total Liabilities	754,514,056	776,341,505

Stockholders’ Equity
Serial preferred stock, none issued	—	—
Common stock, $0.01 par value, 65,000,000 shares authorized; 26,114,943 shares issued	261,149	261,149
Additional paid-in capital	100,369,448	100,260,665
Retained earnings (accumulated deficit)	(15,716,073)	(15,097,658)
Accumulated other comprehensive income	1,155,236	1,656,016
Treasury stock, at cost 472,725 shares	(3,837,147)	(3,837,147)

Total Stockholders’ Equity	82,232,614	83,243,025

Total Liabilities and Stockholders’ Equity	$836,746,670	$859,584,530

See accompanying notes to consolidated financial statements

Part I Financial Information

Item 1	Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Interest and dividends income
Loans	$8,132,310	$9,157,018
Mortgage-backed securities	461,328	663,405
Federal Home Loan Bank stock dividends	143,730	159,700
Securities	95,403	9,895
Federal funds sold and interest bearing deposits	20,325	7,393

Total interest and dividends income	8,853,097	9,997,411

Interest expense
Deposits	2,666,458	4,358,532
Short-term borrowings	0	0
Long-term borrowings	911,069	912,097
Subordinated debt	0	250,099

Total interest expense	3,577,527	5,520,728

Net interest income	5,275,570	4,476,683

Provision for loan losses	2,800,000	1,760,000

Net interest income after provision for loan losses	2,475,570	2,716,683

Noninterest income, net
Service and other fees	172,466	165,584
Mortgage banking activities, net	2,414,296	1,054,727
Increase (decrease) in cash surrender value of bank owned life insurance	75,367	20,393
Real estate owned activity:
Gain (loss) on real estate owned	(165,576)	(19,113)
Provision for real estate owned losses	(246,000)	(71,000)
Gain on the cancelation of subordinated debt	0	8,561,530
Other, net	238,203	151,723

Total noninterest income, net	2,488,756	9,863,845

Noninterest expense
Compensation and benefits	2,435,991	2,241,679
Office occupancy and equipment	706,973	678,267
Outside services	550,825	852,359
Federal deposit insurance premium	606,277	565,733
Real estate owned expense	736,565	782,188
Other	891,301	1,115,874

Total noninterest expense	5,927,931	6,236,100

Income (loss) before federal income tax provision	(963,606)	6,344,428

Federal income tax provision (benefit)	(345,192)	2,144,500

Net income (loss)	$(618,414)	$4,199,928

Basic earnings (loss) per share	$(0.02)	$0.54

Diluted earnings (loss) per share	$(0.02)	$0.54

Dividends declared per common share	$0.000	$0.000

See accompanying notes to consolidated financial statements

Part I Financial Information

Item 1	Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income (loss)	$(618,414)	$4,199,928
Adjustments to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	85,665	123,659
Depreciation and amortization	193,100	242,933
Provision for loan losses	2,800,000	1,760,000
Provision for real estate owned losses	246,000	71,000
Accretion of deferred loan origination fees, net	(152,275)	(380,986)
Gain on cancellation of subordinated debt	0	(8,561,530)
(Gain) loss on sale of loans receivable held for sale, net	(3,691,269)	(1,627,541)
Impairment of mortgage loan servicing rights	1,183,799	0
(Gain) loss on sale of mortgage-backed securities held for sale, net	0	0
Loss on disposal of real estate owned, net	165,576	19,113
Market adjustment for loans held for sale	(42,382)	14,858
Change in fair value of mortgage banking derivatives	864,761	701,092
Stock compensation	108,783	18,377
Change in accrued interest on securities, loans, and borrowings, net	(316,618)	62,130
Origination of loans receivable held for sale, net	(108,776,656)	(56,721,105)
Sale of loans receivable held for sale, net	106,092,368	77,971,294
(Increase) decrease in cash surrender value of bank owned life insurance	(75,366)	(20,394)
Net change in other assets and other liabilities	(743,449)	(190,687)

Net cash from operating activities	(2,676,378)	17,682,141

Investing Activities
Loan repayments and originations, net	13,077,714	12,160,065
Principal repayments on mortgage-backed securities available for sale	4,566,227	5,908,206
Purchase of mortgage-backed securities available for sale	0	(1,501,775)
Purchase of securities held to maturity	0	(57,000,000)
Purchase of securities available for sale	(5,000,000)	0
Maturities of securities held to maturity	0	50,000,000
Sale of securities available for sale	10,000,000	0
Proceeds from sale of real estate owned	1,142,583	1,645,231
Additions to office properties and equipment, net	(64,295)	(51,535)

Net cash from investing activities	23,722,229	11,160,192

Financing activities
Net increase (decrease) in demand deposits, NOW, and passbook savings	2,888,902	8,511,227
Net increase (decrease) in time deposits	(25,800,441)	(36,511,758)
Net increase in advances from borrowers for taxes and insurance	2,555,529	(2,524,528)
Net increase (decrease) in short-term Federal Home Loan Bank advances	0	10,000,000
Repayment of note payable	(26,666)	(26,667)
Payment in exchange for cancellation of subordinated debt	0	(500,000)

Net cash from financing activities	(20,382,677)	(21,051,726)

Net increase in cash and cash equivalents	663,175	7,790,607

Cash and cash equivalents at beginning of period	130,042,946	21,213,058

Cash and cash equivalents at end of period	$130,706,122	$29,003,665

Supplemental disclosures of cash flow information:
Cash payments of interest	$3,747,465	$5,740,043
Cash payments of income taxes	$0	$0

Supplemental noncash investing activity:
Transfer of loans to real estate owned	$271,642	$1,696,811

Supplemental noncash financing activity:
Common stock and warrants exchanged for cancellation of debt	$0	$1,329,645

See accompanying notes to consolidated financial statements

Part I Financial Information

Item 1

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended

September 30, 2010 and 2009

(Unaudited)

1. The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2010 consolidated statement of financial condition, which was derived from PVF Capital Corp.’s (the “Company”) audited financial statements. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2011. The results of operations for the Company for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank”). The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “PVFC”.

2. Securities available for sale: As of September 30, 2010 and June 30, 2010, respectively, the fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2010
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

FHLMC structured notes	$5,000,000	$8,305	$—	$5,008,305
FNMA structured notes	10,000,000	103,609	—	10,103,609

Total	$15,000,000	$111,914	$—	$15,111,914

	June 30, 2010
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

FHLMC structured notes	$10,000,000	$81,325	$—	$10,081,325
FNMA structured notes	10,000,000	67,824	—	10,067,824

Total	$20,000,000	$149,149	$—	$20,149,149

The Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) structured notes are callable quarterly, have multiple coupon resets and maturities ranging up to 10 years.

Part I Financial Information

Item 1

Mortgage-backed securities. As of September 30, 2010, the fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

FNMA mortgage-backed securities	$21,053,433	$841,654	$—	$21,895,087
FHLMC mortgage-backed securities	16,408,246	647,706	—	17,055,952
GNMA mortgage-backed securities	2,672,336	149,087	—	2,821,423

Total	$40,134,015	$1,638,447	$—	$41,772,462

The carrying amount, unrealized gains and losses, and fair value of mortgage-backed securities available for sale at June 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

FNMA mortgage-backed securities	$23,208,640	$1,147,667	$—	$24,356,307
FHLMC mortgage-backed securities	18,445,372	1,020,651	—	19,466,023
GNMA mortgage-backed securities	3,131,896	191,652	—	3,323,548

Total	$44,785,908	$2,359,970	$—	$47,145,878

None of the Company’s mortgage-backed securities available for sale mature at a single maturity date.

3. Loans Receivable: Loans receivable at September 30, 2010 and June 30, 2010, respectively, consisted of the following:

	September 30, 2010	June 30, 2010
Real estate mortgages:
One-to-four family residential	$150,058,985	$154,794,420
Home equity line of credit	82,722,610	83,260,629
Multi-family residential	47,460,785	48,901,917
Commercial	209,836,130	211,690,018
Commercial equity line of credit	24,028,243	24,971,468
Land	49,518,563	51,810,920
Construction – residential	12,493,274	14,432,722
Construction – multi-family	3,296,483	3,293,715
Construction – commercial	5,293,502	5,293,686

Total real estate mortgages	584,708,575	598,449,495
Non-real estate loans	20,460,506	21,937,634

Total loans receivable	605,169,081	620,387,129
Net deferred loan origination fees	(1,131,093)	(1,462,019)
Allowance for loan losses	(32,629,425)	(31,519,466)

Loans receivable, net	$571,408,563	$587,405,644

Part I Financial Information

Item 1

A summary of the changes in the allowance for loan losses for the three months ended September 30, 2010 and 2009, respectively, is as follows:

	Three months ended September 30, 2010	Three months ended September 30, 2009

Beginning balance	$31,519,466	$31,483,205
Provision for loan losses	2,800,000	1,760,000
Charge-offs	(1,690,041)	(1,419,223)

Ending balance	$32,629,425	$31,823,982

The following table provides statistical measures of non-performing assets at September 30, 2010 and June 30, 2010, respectively:

	September 30, 2010	June 30, 2010
Loans on non-accruing status(1):
Real estate mortgages:
One-to-four family residential	$21,334,372	$18,948,424
Commercial	19,257,017	18,595,486
Multi-family residential	368,828	368,828
Construction and land	29,573,405	31,042,646
Non real estate	444,615	544,298

Total loans on non-accrual status	70,978,237	69,499,682

Loans past due 90 days, still on accrual status:
Real estate mortgages:
One-to-four family residential	121,142	65,336

Total non-performing loans	$71,099,379	$69,565,018

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

Included in non-accruing loans were $4,140,566 and $2,985,113 of troubled debt restructurings having valuation allowances totaling $1,289,821 and $1,013,106, respectively, at September 30, 2010 and June 30, 2010. There were $6,360,117 and $6,265,784 of troubled debt restructurings having valuation allowances totaling $80,800 and $80,800, respectively, on accruing interest loans at September 30, 2010 and June 30, 2010.

Impaired loans at September 30, 2010 and June 30, 2010, respectively, were as follows:

	September 30, 2010	June 30, 2010

Loans with no allocated allowance for loan losses	$14,966,880	$18,029,777
Loans with an allocated allowance for loan losses	34,676,985	32,521,481

Total impaired loans	$49,643,865	$50,551,258

Amount of allocated allowance for loan losses	$11,892,612	$10,322,692

Part I Financial Information

Item 2

4. Mortgage Banking Activities: Loans held for sale at September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010	June 30, 2010
Loans held for sale	$15,150,533	$8,717,592

The Company adopted the fair value option for accounting for its loans held-for-sale effective July 1, 2008. The fair value of loans held-for-sale exceeded the unpaid principal balance of these loans by $366,554 and $324,172 as of September 30, 2010 and June 30, 2010, respectively. The gain on loans held-for-sale as of September 30, 2010 was reported in the mortgage banking activities line of the consolidated statement of operations. Interest on loans held-for-sale was reported in interest income.

The Company services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption “Prepaid expenses and other assets.” At September 30, 2010 the mortgage loan servicing portfolio was approximately $1.1 billion.

	Three Months Ended September 30,
	2010	2009
Servicing rights:
Beginning of period	$6,960,969	$6,097,861
Additions	1,168,798	1,012,802
Amortized to expense	(792,253)	(491,068)
Valuation allowance for impairment	(1,183,799)	—

End of period	$6,153,715	$6,619,595

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three months ended September 30, 2010	Year ended June 30, 2010

Balance, beginning of year	$0	$0
Impairment charges	(1,183,799)	0
Recoveries	0	0

Balance, end of period	$(1,183,799)	$0

Part I Financial Information

Item 2

Mortgage banking activities, net as presented in the consolidated statements of operations consist of the following.

	Three months ended September 30, 2010	Three months ended September 30, 2009
Mortgage loan servicing fees	$642,355	$634,204
Amortization of mortgage loan servicing rights	(792,253)	(491,068)
Impairment of mortgage loan servicing rights	(1,183,799)	—
Loan origination and sales activity	3,747,993	911,591

Mortgage banking activities, net	$2,414,296	$1,054,727

The above amounts do not include non-interest expense related to mortgage banking activities.

At September 30, 2010 and June 30, 2010, the Bank had interest rate-lock commitments on $72,410,000 and $49,396,694 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of September 30, 2010 and June 30, 2010 was estimated to be $751,228 and $1,022,888, respectively, which is included in accrued expenses and other liabilities in the consolidated statements of financial position. To mitigate the interest rate risk represented by these interest rate-lock commitments, the Bank entered into contracts to sell mortgage loans of $69,500,000 and $33,806,000 as of September 30, 2010 and June 30, 2010, respectively. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at September 30, 2010 and June 30, 2010 was estimated to be $1,144,320 and $(299,035), respectively. These amounts are added to (netted against) the fair value of interest rate-lock commitments recorded in prepaid and other assets. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.

5. Stock Compensation: Employee compensation expense under stock options is reported using the fair value recognition provisions under ASC 718, “Share Based Payment” (“ASC 718”). The Company has adopted ASC 718 using the modified prospective method. Under this method, compensation expense is being recognized for the unvested portion of previously issued awards that remained outstanding as of July 1, 2005 and for any granted since that date. Prior interim periods and fiscal year results were not restated. For the quarters ended September 30, 2010 and 2009, compensation expense of $18,543 and $18,377, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. No income tax benefit was recognized related to these expenses.

As of September 30, 2010, there was $165,367 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 1.8 years.

The Company can issue incentive stock options and nonqualified stock options under the 2000 Plan and the 2008 Plan. Generally, for incentive stock options, a percentage of the options awarded become exercisable on the date of grant and on each anniversary date of grant. The option period expires ten years from the date of

Part I Financial Information

Item 2

grant, except for awards to individuals who own more than 10% of the Company’s outstanding stock. Awards to these individuals expire after five years from the date of grant and are exercisable at 110% of the market price at the date of grant.

Nonqualified stock options are granted periodically to directors and vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

The aggregate intrinsic value of all options outstanding at September 30, 2010 was $1,000. The aggregate intrinsic value of all options that were exercisable at September 30, 2010 was $499.

A summary of the activity in the Plans is as follows:

	Three months ended September 30, 2010 Total options outstanding
	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of period	480,151	$6.92
Forfeited	(2,100)	8.12
Expired	(42,516)	5.50
Exercised	—	—
Granted	22,500	1.94

Options outstanding, end of period	458,035	$6.80

Options exercisable, end of period	327,645	$7.30

The weighted-average remaining contractual life of options outstanding as of September 30, 2010 was 6.0 years. The weighted-average remaining contractual life of vested options outstanding as of September 30, 2010 was 5.5 years.

No options were exercised in the three-month periods ended September 30, 2010 and 2009, respectively.

The fair value for stock options granted during the three months ended September 30, 2010, which consisted of individual grants in August 2010, was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

Fiscal 2011
Expected average risk-free interest rate	2.83%
Expected average life (in years)	10.00
Expected volatility	34.00%
Expected dividend yield	0.00%

The weighted-average fair value of these grants was $0.96 per option. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.

Part I Financial Information

Item 2

There were 240,000 shares of restricted stock released with a fair value of $1.88 per share at September 30, 2010. The total fair value of restricted stock released at September 30, 2010 was $451,200. As of September 30, 2010, there was $360,960 of compensation expense related to unvested awards not yet recognized in the financial statements. The period over which this expense is to be recognized is four years beginning September 10, 2010.

A summary of changes in the Company’s restricted stock for the quarter ended September 30, 2010 is as follows:

Nonvested Shares	Weighted- Average Grant- Date Shares	Fair Value
Nonvested at July 1, 2010	240,000	$451,200
Granted	—	—
Vested	48,000	90,240
Forfeited	—	—

Nonvested at September 30, 2010	192,000	$360,960

There were 315,467 shares available for future issuance under existing stock plans at September 30, 2010.

6. The following table discloses earnings (loss) per share for the three months ended September 30, 2010 and September 30, 2009, respectively.

	Three months ended September 30,
	2010			2009
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net Income (loss)	$(618,414)	25,642,218	$(0.02)	$4,199,928	7,825,147	$0.54

Effect of dilutive securities – stock options and warrants	—	—	$0.00	—	—	$0.00

Diluted EPS
Net Income (loss)	$(618,414)	25,773,353	$(0.02)	$4,199,928	7,825,147	$0.54

There were 458,035 options not considered in the diluted earnings per share calculation for the three-month period ended September 30, 2010, because they were not dilutive. There were 476,254 options not considered in the diluted earnings per share calculation for the three-month period ended September 30, 2009, because they were not dilutive.

Part I Financial Information

Item 2

Also included for consideration in the diluted earnings per share calculation for the three-month period ended September 30, 2010 were warrants to acquire the Company’s shares of common stock issued as part of two separate exchanges more fully described in Note 8. The warrants issued on September 3, 2009 include warrants to purchase 797,347 shares of common stock and are exercisable at any time before September 3, 2012 at a price of $1.75 per share. The warrants issued on March 16, 2010 include warrants to purchase 1,246,179 shares of common stock and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants were considered for potential dilution for the period ended September 30, 2010 because the exercise price of the warrants, $1.75 per warrant, was less than the average market price of the Company’s common stock for the period; however, since the Company was in a net loss position for the period, the warrants were not dilutive.

7. Fair Value: U.S. generally accepted accounting principles (“U.S. GAAP”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Securities and mortgage-backed securities. The fair value of securities available for sale is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1 inputs). The fair value of mortgage-backed securities is determined through matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Loans held for sale. The fair value of loans held for sale is determined using quoted secondary market prices.

Mortgage banking pipeline derivatives. The fair value of loan commitments is measured using current market rates for the associated mortgage loans. The fair value of mandatory forward sales contracts is measured using secondary market pricing.

Part I Financial Information

Item 2

Assets and liabilities measured at fair value on a recurring basis at September 30, and June 30, 2010 are summarized below:

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale –
FNMA and FHLMC debentures	$15,111,914	$15,111,914	—	—
Loans held for sale	$15,150,533	—	$15,150,533	—
Mortgage-backed securities available for sale:
FNMA MBS	$21,053,433	—	$21,053,433	—
FHLMC MBS	$16,408,246	—	$16,408,246	—
GNMA MBS	$2,672,336	—	$2,672,336	—
Interest rate-lock commitments	$751,228	—	$751,228	—
Mandatory forward sales contracts	$1,144,320	—	$1,144,320	—

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
FHLMC structured securities	$10,081,325	$10,081,325	—	—
FNMA structured securities	$10,067,824	$10,067,824	—	—
Loans held-for-sale	$8,717,592	—	$8,717,592	—
Mortgage-backed securities available-for-sale	$47,145,878	—	$47,145,878	—
Interest rate-lock commitments	$1,022,888	—	$1,022,888	—
Mandatory forward sales contracts	$(299,000)	—	$(299,000)	—

Part I Financial Information

Item 2

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, and June 30, 2010 are summarized below:

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$22,784,373	—	—	$22,784,373
Real estate owned	5,351,595	—	—	5,351,595
Impaired mortgage servicing rights	4,635,620	—	—	4,635,620

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$22,198,789	—	—	$22,198,789
Real estate owned	5,700,752	—	—	5,700,752

Impaired loans, which are usually measured for impairment using the fair value of the collateral, had an unpaid principal of $49,643,865. Of these, $34,676,985 was carried at a fair value of $22,784,373 as a result of a specific valuation allowance of $11,892,612. The fair value of collateral is usually estimated by third-party or internal appraisals of the collateral. The present value of estimated cash flows is based on internal models of expected borrower activity. The provision for loan losses related to changes in the fair value of impaired loans was $2.8 million for the three months ended September 30, 2010.

Real estate owned is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying amount of real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs.

Part I Financial Information

Item 2

The carrying amount and estimated fair values of financial instruments at year end were as follows:

	September 30, 2010		June 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and amounts due from depository institutions	$20,199	$20,199	$18,284	$18,284
Interest-bearing deposits	110,507	110,507	111,759	111,759
Securities available for sale	15,112	15,112	20,149	20,149
Mortgage-backed securities available for sale	41,772	41,772	47,146	47,146
Loans receivable, net	571,409	591,353	587,406	606,083
Loans receivable held for sale, net	15,151	15,151	8,718	8,718
Federal Home Loan Bank stock	12,811	NA	12,811	NA
Accrued interest receivable	2,861	2,861	2,715	2,715
Mandatory forward sales contracts	1,144	1,144	—	—
Commitments to make loans intended to be sold	751	751	1,023	1,023

Liabilities:
Demand deposits and passbook savings	(199,695)	(199,695)	(196,807)	(196,807)
Time deposits	(444,940)	(453,761)	(470,740)	(479,680)
Note payable	(1,232)	(1,232)	(1,259)	(1,259)
Advances from the Federal Home Loan Bank of Cincinnati	(35,000)	(37,764)	(35,000)	(37,203)
Repurchase agreement	(50,000)	(50,956)	(50,000)	(51,468)
Mandatory forward sales contracts	—	—	(299)	(299)
Accrued interest payable	(210)	(210)	(380)	(380)

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

The Company used the following methods and assumptions to estimate fair value for items not described above:

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

Part I Financial Information

Item 2

Federal Home Loan Bank stock. It was not practical to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability.

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

8. Subordinated debt: In June 2004, the Company formed PVF Capital Trust I (“Trust I”), a special purpose entity formed for the sole purpose of issuing $10.0 million of variable-rate trust preferred securities. The Company issued variable-rate Subordinated Deferrable Interest Debentures due June 29, 2034 (the “Trust I Debentures”) to Trust I in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities offered by Trust I had a variable interest rate that adjusted to the three-month LIBOR rate plus 260 basis points. The Trust I Debentures were the sole asset of Trust I.

In July 2006, The Company formed PVF Capital Trust II (“Trust II”), a special purpose entity formed for the sole purpose of issuing $10.0 million of variable-rate trust preferred securities. The Company issued variable-rate Subordinated Deferrable Interest Debentures due July 6, 2036 (the “Trust II Debentures”) to Trust II in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities issued by Trust II carried a fixed rate of 7.462% until September 15, 2011 and thereafter a variable interest rate that adjusted to the three-month LIBOR rate plus 175 basis points. The Trust II Debentures were the sole asset of Trust II.

On September 1, 2009, the Company entered into an exchange agreement (“Exchange Agreement I”) with the holder and collateral manager of the $10.0 million principal amount trust preferred securities issued by Trust I in 2004. Under Exchange Agreement I, on September 3, 2009, the securities holder exchanged its $10.0 million of trust preferred securities for the following consideration paid by the Company: (i) a cash payment of $500,000; (ii) a number of shares of the Company’s common stock equal to $500,000 divided by the average daily closing price of the Company’s common stock for the 20 business days prior to September 1, 2009, equating to 205,297 shares; (iii) a warrant to purchase 769,608 shares of the Company’s common stock (the “Trust I Warrant A”); and (iv) a warrant to purchase 27,739 shares of Company common stock (the “Trust I Warrant B”) as a result of the issuance of common

Part I Financial Information

Item 2

stock in connection with the second trust preferred exchange as described below. The exercise price for all warrants was $1.75, the price at which the Company completed a rights offering and an offering to a standby investor, which is more fully described in Note 11 (Common Stock Issuance). The warrants are exercisable for two years following the closing.

As a result of repurchase of the trust preferred securities issued by Trust I, the Company recorded a gain of $8,561,530 which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust I Warrant A and Trust I Warrant B were estimated to be $808,088 and $29,126, respectively, and were recorded in paid-in capital.

On October 9, 2009, the Company entered into an exchange agreement (“Exchange Agreement II”) with investors, including principally directors and officers of the Company and the Bank and certain individuals not affiliated with the Company (collectively, the “Investors”), who held trust preferred securities with an aggregate liquidation amount of $10.0 million issued by Trust II in 2006. Under the terms of Exchange Agreement II, on March 16, 2010, the Investors exchanged the $10.0 million of trust preferred securities for aggregate consideration consisting of: (i) $400,000 in cash, (ii) shares of common stock valued at $600,000 based on the average daily closing price of the common stock over the 20 trading days prior to October 9, 2009, equating to 280,241 shares; (iii) warrants to purchase 797,347 shares of the Company’s common stock (the “Trust II A Warrants”); and (iv) warrants to purchase 448,832 shares of the Company’s common stock (the “Trust II B Warrants”) that were issued as a result of the Company completing a rights offering and an offering to a standby investor, which is more fully described in Note 11 (Common Stock Issuance). The exercise price for the warrants is $1.75, the price of the shareholder rights offering. The warrants are exercisable for five years following the closing.

As a result of the repurchase of the trust preferred securities issued by Trust II, the Company recorded a gain of $9,065,908, which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust II A Warrants and Trust II B Warrants were estimated to be $669,771 and $377,019, respectively, and were recorded as paid-in capital.

9. Repurchase Agreement: In March 2006, the Bank entered into a $50 million repurchase agreement (“Repo”) with another institution (Citigroup) collateralized by mortgage-backed securities and securities. The Repo is for a five-year term and therefore matures in March 2011. Interest was adjustable quarterly during the first year based on the three-month LIBOR rate minus 100 basis points. After year one, the rate adjusted to 4.99% and the Repo became callable quarterly at the option of the issuer.

On October 29, 2009, the Company received notice from the counter-party to its Repo stating that due to the regulatory capital requirements included in the Company and Bank Orders (which are defined and more fully described in Note 10 (Regulatory Matters and Management’s Plans), that the counterparty is entitled to declare that an event of Default had occurred and pursue all its remedies under the repurchase agreement. The counter-party did not indicate its intention to declare the Company in default. Among its remedies, the counter-party could unwind the trade at market value. This would result in a pre-tax charge to the earnings of the Company of approximately $1.0 million.

Part I Financial Information

Item 2

10. Regulatory Matters and Management’s Plans: The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision (“OTS”). Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 2010, the adjusted total minimum regulatory capital regulations require institutions to have tangible capital to adjusted total assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum rate of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk-weighted assets of 8.0%. At September 30, 2010 and 2009, the Bank exceeded all of the aforementioned regulatory capital requirements.

On October 19, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the OTS, whereby the Company and the Bank each consented to the issuance of an Order to Cease and Desist (the “Bank Order” and the “Company Order”) without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Company or the Bank.

The Bank Order requires the Bank to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) if the Bank fails to meet these capital requirements at any time after December 31, 2009, within 15 days thereafter, prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to the Bank’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit for OTS approval a new business plan that includes the requirements contained in the Bank Order and that also includes well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the Federal Deposit Insurance Corporation (the “FDIC”); and (viii) not declare or pay dividends or make any other capital distributions from the Bank without receiving prior OTS approval.

Part I Financial Information

Item 2

The Company and the Bank believe they are in compliance with all requirements of the Bank Order and the Company Order that are required to date, with the exception of the level of adversely classified assets. At September 30, 2010, the Bank’s level of adversely classified assets to core capital plus the allowance for loan and lease losses was 86.50%, and its level of adversely classified assets and assets designated as special mention was 109.62%. Although the Bank may not be able to meet the reduced adversely classified asset levels required by December 31, 2010, it will continue to work to comply with all such requirements in the future.

The Company Order requires the Company to take several actions, including, but not limited to: (i) submit a capital plan that includes, among other things, (1) the establishment of a minimum tangible capital ratio of tangible equity capital to total tangible assets commensurate with the Company’s consolidated risk profile, and (2) specific plans to reduce the risks to the Company from its current debt levels and debt servicing requirements; (ii) not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem Company equity stock without the prior non-objection of the OTS, except that this provision does not apply to immaterial capital stock redemptions that arise in the normal course of the Company’s business in connection with its stock-based compensation plans; and (iii) not incur, issue, renew, roll over or increase any debt or commit to do so without the prior non-objection of the OTS (debt includes loans, bonds, cumulative preferred stock, hybrid capital instruments such as subordinated debt or trust preferred securities, and guarantees of debt).

The Bank Order and the Company Order also impose certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements that the Company and the Bank may enter into, third-party service contracts and transactions with affiliates.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing by the OTS.

Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At September 30, 2010, the Bank was not allowed to make any capital distributions without regulatory approval.

11. Common Stock Issuance: On March 26, 2010, the Company completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, the Company raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, the Company contributed approximately $20.0 million of the proceeds to the capital of the Bank to improve its regulatory capital position. At September 30, 2010, the Bank’s Tier 1 (core) capital ratio was 8.71% and its total risk-based capital ratio was 12.92%, exceeding the requirements of the Bank Order. With the additional capital invested in the Bank, the Bank exceeded the minimum capital ratios required under the Bank Order. However, until the Bank Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Part I Financial Information

Item 2

12. Other comprehensive income: Other comprehensive income (loss) components and related tax effects were as follows at September 30, 2010 and 2009, respectively:

	Three months ended September 30,
	2010	2009
Unrealized holding gains (losses) on available for sale securities	$(758,758)	$1,016,230
Reclassification adjustment for losses (gains) realized in income	—	—

Net unrealized gains (losses)	(758,758)	1,016,230
Tax effect	257,978	355,681

Other comprehensive income (loss)	$(500,780)	$670,711

Total comprehensive income (loss), which includes net income (loss) plus other comprehensive income, was $(1,119,194) and $4,870,639 for the three months ended September 30, 2010 and 2009, respectively.

13. Adoption of New Accounting Standards:

Accounting Standards Update (ASU) 2010-6 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity is required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.

Accounting Standards Update (ASU) 2010-20 – Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU will require more information about the credit quality of the loan portfolio in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The disclosures related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010 and the disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010.

Part I Financial Information

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 2010 for the Company, the Bank, its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid-Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect the Company’s results are discussed below under “Item 1A. Risk Factors” and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 under “Item 1A. Risk Factors.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. During the three-month period ended September 30, 2010, the Company funded a decrease in deposits with the repayment of loans and mortgage-backed securities, and proceeds received on callable securities.

The Company continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced. Mortgage application volume remained high as a result of historically low interest rates, economic forecasts and mild inflation results. This resulted in elevated mortgage refinance activity during the three months ended September 30, 2010 and increases in the volume of loan sales and related mortgage banking revenue.

Part I Financial Information

Item 2

Consolidated assets of the Company were $836.7 million as of September 30, 2010, a decrease of approximately $22.8 million, or 2.7%, as compared to June 30, 2010. The Bank’s regulatory capital ratios for tier one core capital, tier one risk-based capital, and total risk-based capital were 8.71%, 11.65% and 12.92%, respectively, at September 30, 2010.

At September 30, 2010, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, increased $0.7 million, or 0.51%, as compared to June 30, 2010. The change in the Company’s cash, cash equivalents and federal funds sold consisted of an increase in cash of $1.9 million, which was partially offset by a decrease in interest-bearing deposits of $1.2 million. The increase in cash and cash equivalents resulted from the repayment of loans receivable, the repayment of mortgage-backed securities available for sale, and a decline in securities available for sale, offset by a decrease in deposits and an increase in loans receivable available for sale. The slight increase to cash and cash equivalents was in accordance with the Bank’s decision to maintain higher cash balances in order to bolster the Company’s liquidity to meet potential funding needs.

During the three months ended September 30, 2010, mortgage-backed securities available for sale decreased by $5.4 million as a result of principal repayments of $4.6 million, the amortization of $0.1 million in book premium, and a negative market valuation adjustment of $0.7 million for securities held for sale.

Securities available for sale decreased by $5.0 million during the three months ended September 30, 2010 as a result of calls exercised on two agency securities totaling $10.0 million, partially offset by the purchase of $5.0 million in agency securities available for sale.

Loans receivable, net, decreased by $16.0 million, or 2.7%, during the three months ended September 30, 2010. The decrease in loans receivable included decreases in all loan categories. There has been very little new loan portfolio origination as the Company addresses its asset quality issues and works to reposition its balance sheet and strengthen its capital ratios. Now that the Company successfully completed its common stock offering and exceeds the capital ratio requirements of the OTS, the Company intends to seek new loan originations of commercial and industrial loans for its portfolio.

The Bank does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. All one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to the Bank’s board loan committee for approval. Any exposure the Bank may have to these types of loans is immaterial.

The increase of $6.4 million in loans receivable held for sale as of September 30, 2010 was the result of increased new loan originations and timing differences between the origination and the sale of loans.

Real estate owned activity for the current three-month period consisted of the addition of four single-family properties, and one land loan totaling approximately $0.3 million, offset by the disposal of five single-family properties totaling $1.3 million. The Bank incurred a loss of approximately $165,600 on the disposition of these properties. The Bank also recorded impairment during this three-month period

Part I Financial Information

Item 2

of $246,000 on the carrying amount of real estate still in inventory at September 30, 2010, based on updated valuations and market conditions. At September 30, 2010, the Bank had 32 properties totaling $6.9 million in real estate owned. The real estate owned included 18 single-family properties, 11 land properties, and 3 commercial properties.

The decrease in prepaid expenses and other assets is the result of a $1.2 million impairment write-down on the mortgage servicing asset and a decrease of $1.1 million on principal and interest funds advanced on loans serviced for investors.

Deposits decreased by $22.9 million, or 3.4%, as a result of the maturity of $15.0 million in brokered deposits, $10.8 in retail certificates of deposit and an increase of $2.9 million in non-maturing deposits. The decline in retail certificates of deposit was strategically intended as part of management’s relationship pricing initiative which targeted rate sensitive non-relationship deposits for reduction.

The increase in advances from borrowers for taxes and insurance of $2.6 million is attributable to timing differences between the collection and payment of taxes and insurance. The decrease of $1.4 million in accrued expenses and other liabilities is primarily the result of timing differences between the collection and remittance of funds received on loans serviced for investors.

Part I Financial Information

Item 2

RESULTS OF OPERATIONS: Three months ended September 30, 2010, compared to three months ended September 30, 2009.

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

The Company’s net loss for the three months ended September 30, 2010 was $618,414, as compared to net income of $4,199,928 for the prior year comparable period.

Net interest income

Net interest income for the three months ended September 30, 2010 increased by $798,900, or 17.8%, as compared to the prior year comparable period. This resulted from a decrease of $1,144,300, or 11.4%, in interest income, which was more than offset by a decrease of $1,943,200, or 35.2%, in interest expense. The increase in net interest income was attributable to an increase of 40 basis points in the interest-rate spread for the quarter ended September 30, 2010, as compared to the prior year comparable period. The increase in interest-rate spread resulted primarily from significantly lower costs of deposits, which decreased the Bank’s cost on interest-bearing liabilities by 79 basis points from the prior year comparable period (as part of management’s efforts to reduce funding costs), which more than offset the decrease of 39 basis points on interest-earning assets.

Additionally, a lower volume of interest-earning asset and interest-bearing liability balances contributed to lower net interest income.

Total average earning assets for the quarter ended September 30, 2010 were $29.8 million lower, compared to the comparable quarter in 2009. Average loan balances continued to be impacted by loan payments and payoffs which are not being replaced by new portfolio loan production as well as loan charge-offs contributing to the overall decline. The impact of lower loan balances was partially offset by higher average investments and cash and cash equivalents but funds were reinvested at substantially lower yields.

In the quarter ended September 30, 2010, total average interest-bearing liabilities were $68.8 million lower than the comparable quarter in 2009. This resulted from the deleveraging that occurred after the completion of the Company’s rights offering in March 2010 and management’s strategy to improve the Company’s capital ratios, as well as a result of a lack of attractive long-term investments and lower loan balances. Deposit balances dropped significantly and the Company reduced its borrowings and repaid its subordinated debt.

Part I Financial Information

Item 2

RESULTS OF OPERATIONS continued

The following table presents comparative information for the three months ended September 30, 2010 and 2009, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

	September 30, 2010			September 30, 2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)

Interest-earning assets

Loans (1)	$625,564	$8,132	5.20%	$703,738	$9,157	5.21%
Mortgage-backed securities	45,805	461	4.03%	62,832	663	4.22%
Investments and other	134,325	260	0.77%	69,014	177	1.03%

Total interest-earning assets	805,694	8,853	4.40%	835,584	9,997	4.79%

Non-interest-earning assets	42,472			64,061

Total Assets	$848,166			$899,645

Interest-bearing liabilities

Deposits	$660,119	$2,666	1.62%	$711,768	$4,358	2.45%
Borrowings	85,000	899	4.23%	86,464	912	4.22%
Subordinated debt	1,246	12	3.85%	16,957	250	5.90%

Total interest-bearing liabilities	746,365	3,577	1.92%	815,189	5,520	2.71%

Non-interest-bearing liabilities	19,063			32,256

Total liabilities	765,428			847,445
Stockholders’ Equity	82,738			52,200

Total liabilities and Stockholders’ equity	$848,166			$899,645

Net interest income		$5,276			$4,477

Interest-rate spread			2.48%			2.08%

Yield on interest-earning assets			2.62%			2.14%

Interest-earning assets to interest-bearing liabilities	107.95%			102.50%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

Part I Financial Information

Item 2

RESULTS OF OPERATIONS continued

Provision for loan losses and asset quality

For the three months ended September 30, 2010, a provision for loan losses of $2,800,000 was recorded, while a provision for loan losses of $1,760,000 was recorded in the prior year comparable period. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. The allowance for loan losses consists of a specific component and a general component.

The following is a breakdown of the valuation allowances:

	September 30, 2010	June 30, 2010

General valuation allowance	$15,936,064	$16,902,971
Specific valuation allowance	16,693,361	14,616,495

Total valuation allowance	$32,629,425	$31,519,847

The allowance for loan losses was 5.40% of loans outstanding at September 30, 2010, compared with 5.09% at June 30, 2010. The general valuation portion of the allowance was 2.99% and 3.08% of performing loans at September 30, 2010 and June 30, 2010, respectively.

Management’s approach includes establishing a specific valuation allowance by evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management establishes a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on historical loss experience, trends based on changes to non-performing loans and foreclosure activity, and a subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Company’s loss experience for each category. Historical loss percentages are calculated based on transfers from the general reserve to the specific reserve, indicating a loss has been incurred, for each risk category during the past 12 months and dividing the total by the average balance of each category. Presently, historical loss percentages are updated on a monthly basis using a 12-month rolling average. Subjective adjustments are made to the Bank’s historical experience including consideration of trends in delinquencies and classified loans, portfolio growth, national and local economic and business conditions including unemployment, bankruptcy and foreclosures and effectiveness of credit administration, as appropriate.

A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses. The current period provision for loan losses reflects the continued level of elevated charge-offs during the period.

While the total valuation allowance increased during the quarter, the composition shifted to a greater portion of the allowance comprised of specific allocations and a reduction to the general allowance. The decline to the general allowance is partly due to the continued run-off and decline of the loans receivable balance. The general valuation allowance to total performing loans percentage decreased slightly during the quarter from 3.07% at June 30, 2010 to 2.99% at September 30, 2010.

Part I Financial Information

Item 2

RESULTS OF OPERATIONS continued

Additionally, based on recent portfolio trends, historical loss experience and management’s factors, the Company has experienced a decrease to the general valuation allowance allocation to the one-to-four family non-owner occupied loan pools, multi-family loan pools, one-to-four family construction loan pools and commercial non real estate loan pools, while commercial real estate pools and land loan pools experienced an increased allocation reflecting the levels of recent charge-offs.

The Company continues to aggressively review and monitor its loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends, and loan collateral valuation in order to identify impaired loans. This analysis is performed so that management can identify all troubled loans and loan relationships as well as deteriorating loans and loan relationships. As a result of this review, detailed action plans are developed to either resolve or liquidate the loan and end the borrowing relationship.

Non-performing assets at September 30, 2010 and June 30, 2010 were as follows:

	Sept. 30, 2010	June 30, 2010
Total non-performing loans	$71,099,379	$69,565,017
Other non-performing assets (1)	6,891,225	8,173,741

Total non-performing assets	$77,990,604	$77,738,758

Ratio of non-performing loans to total loans	11.77%	11.24%

Total non-performing assets to total assets	9.32%	9.04%

(1)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession.

The levels of non-performing loans at September 30, 2010 and June 30, 2010 were attributable to poor current local and economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures, as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have experienced slow sales and price decreases. The Company has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Company has seen a significant increase in non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, the Company’s primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off. The slight increase in nonperforming loans occurred primarily in the non-owner occupied one-to-four family residential portfolio. The Company no longer originates this type of loan.

Of the $71.0 million and $69.0 million in non-accruing loans at September 30, 2010 and June 30, 2010, $49.6 million and $50.1 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral and, to the extent collection of loan principal was in doubt, specific loss reserves were established. The evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor

Part I Financial Information

Item 2

RESULTS OF OPERATIONS continued

local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Included in the impaired amount at September 30, 2010 and June 30, 2010, were $34,676,985 and $32,521,481, respectively, related to loans with a corresponding valuation allowance of $11,892,612 and $10,322,692, respectively. At September 30, 2010 and June 30, 2010, respectively, $14,966,880 and $18,029,777 of impaired loans had no allowance for loan losses allocated.

The remaining balance of non-performing loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $4,461,088, or 20.9%, and $3,966,256, or 20.9%, were established for these loans as of September 30, 2010 and June 30, 2010, respectively.

There are $1.2 million and $1.8 million in performing loans for which the Company has established specific loan loss reserves as of September 30, 2010 and June 30, 2010, respectively. These loans are collateralized by various forms of one-to-four family real estate, non-residential real estate or residential construction. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $0.3 million and $0.4 million were established for these loans as of September 30, 2010 and June 30, 2010, respectively. The Company was accruing interest on $17.2 million and $27.6 million of adversely classified loans at September 30, 2010 and June 30, 2010, respectively.

Non-interest income

For the three months ended September 30, 2010, non-interest income decreased by $7,375,100 from the prior year comparable period. This resulted primarily from the Company entering into Exchange Agreement I in the prior year whereby the Company paid $500,000 in cash, and issued $500,000 in common stock and warrants valued at $800,000 in exchange for the cancellation of $10.0 million of trust preferred securities previously issued by Trust I. This transaction resulted in a pretax gain of $8,561,500 in the prior year comparable period. In addition, losses and provision for losses on real estate owned increased by $321,500 from the prior year comparable period.

In the current period, income from mortgage banking activities increased by $1,359,600 as a result of increased loan refinance activity resulting from cyclically low market rates in the current period that resulted in an increase to gains on loan origination and sales activity of $2,836,400 and an increase to mortgage loan servicing fees of $8,200. This gain was partially offset by an increase to the amortization of mortgage loan servicing rights of $301,200 and a valuation impairment charge of $1,183,800 recorded against the book value of the mortgage loan servicing rights. The Company pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans. In the current period, income on bank-owned life insurance (“BOLI”) increased by $55,000 and other, net increased by $86,500 primarily due to increased income generated by the Company’s partnership interest in a title company, as the result of higher loan refinancing activity. The title company earnings are directly correlated to loan origination

Part I Financial Information

Item 2

RESULTS OF OPERATIONS continued

activity of the Bank. During the quarter ended September 30, 2009, the Bank was able to restructure its investment in BOLI, transferring the balances from money market accounts into separate accounts generating earnings in excess of the cost of insurance. The Bank realized the full benefit of this restructuring in the current period. In the prior period, the earnings of the money market account were insufficient to offset the cost of BOLI.

Non-interest expense

Non-interest expense for the three months ended September 30, 2010 decreased by $308,200, or 4.9%, from the prior year comparable period. This resulted from decreases in outside services of $301,500, and other, net of $224,600, and real estate owned expense of $45,600, partially offset by increases to compensation and benefits of $194,300, FDIC insurance of $40,500, and office occupancy and equipment of $28,700.

The decrease in outside services is due to decreased cost from consulting fees. The decrease to other, net is the result of lower legal expenses and a lower state franchise tax expense in the current period. The decrease to real estate owned expense is attributable to a decline in the acquisition and maintenance of properties acquired through foreclosure.

The increase to compensation and benefits is due to higher staffing and costs related to deferred compensation. The increase in the cost of FDIC insurance is due to a change in risk rating for the Bank and higher assessment rates charged on deposits, while the increase to office occupancy and expense is due to increased rental expense and the cost of relocating a branch office.

Income tax expense/benefit

The federal income tax provision/benefit for the three-month period ended September 30, 2010 represented an effective rate of 35.8% for the current period, compared to 33.8% for the prior year comparable period.

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

During the current period, the Company slightly enhanced its liquidity position by using payments received on loans, mortgage-backed securities and securities to redeem brokered and retail certificates of deposit and increase cash and cash equivalents.

Part I Financial Information

Item 2

RESULTS OF OPERATIONS continued

Management believes the Company maintains sufficient liquidity to meet current operational needs. Cash at the Company level totaled $8,855,712 at September 30, 2010.

The Bank’s primary regulator, the OTS, has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At September 30, 2010, The Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

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

Pursuant to the Bank Order, the OTS directed the Bank to raise its Tier 1 (core) capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009. At September 30, 2010, the Bank continues to meet these capital requirements. With the addition of capital invested in the Bank, the Company exceeded the required capital ratios under the Bank Order. However, until the Bank Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Under the Bank and Company Orders, the Bank may not declare or pay dividends or make any other capital distributions from the Bank without receiving prior OTS approval. In addition, the Company shall not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any Company equity stock without the prior non-objection of the OTS.

Part I Financial Information

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Bank’s market risk is generally composed of interest rate risk.

Asset/Liability Management: The Bank’s asset and liability committee (“ALCO”), which includes senior management representatives monitors and considers methods of managing the rate sensitivity and repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value (“NPV”) and net interest income. The Bank’s asset and liability management program is designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

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

In order to reduce the exposure to interest rate fluctuations, the Bank has developed strategies to manage its liquidity, shorten the effective maturity and increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate loans and loans with shorter balloon maturities which are retained by the Bank for its portfolio. In addition, all long-term, fixed-rate mortgages are underwritten according to guidelines of the FHLMC and the FNMA, which are then sold directly for cash in the secondary market. The Bank carefully monitors the maturity and repricing of its interest-earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. The Bank’s interest rate risk position is the result of the repricing characteristics of assets and liabilities. The balance sheet is primarily comprised of interest-earning assets having a maturity and repricing period of one month to five years. These assets were funded primarily utilizing interest-bearing liabilities having a final maturity of two years or less and a repurchase agreement.

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

Part I Financial Information

Item 4

CONTROLS AND PROCEDURES continued

and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. During the period covered by this Quarterly Report on Form 10-Q, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

The Company’s results of operations, financial condition or liquidity may be adversely impacted by issues arising in foreclosure practices, including delays in the foreclosure process, related to certain industry deficiencies, as well as potential losses in connection with actual or projected repurchases and indemnification payments related to mortgages sold into the secondary market.

Recent announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised various concerns relating to mortgage foreclosure practices in the United States. A group of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is currently reviewing foreclosure practices and a number of mortgage sellers/servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business in order to evaluate their foreclosure practices and underlying documentation.

The Company primarily conducts its loan sale and securitization activity with the FHLMC, and to a lesser degree the FNMA, and acts as seller and servicer of these mortgage loans. In connection with these and other securitization transactions, the Company makes certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. The Company may be required to repurchase the loans and/or indemnify these organizations against losses due to material breaches of these representations and warranties.

The Company evaluated its foreclosure documentation procedures, given the recent announcements made by other financial institutions regarding their foreclosure activities. The results of the Company’s review indicate that its procedures for reviewing and validating the information in its documentation are sound and its foreclosure affidavits are accurate. The Company has implemented additional reviews of pending foreclosures to ensure that all appropriate actions are taken to enable foreclosure actions to continue.

Part II Other Information

Although the Company believes that its mortgage documentation and procedures have been appropriate, it is possible that the Company may receive repurchase requests in the future and the Company may not be able to reach favorable settlements with respect to such requests. In addition, the Company could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and the Company’s financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	N/A

(b)	N/A

(c)	The Company did not repurchase its equity securities during the period ended September 30, 2010.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	(a) Exhibits

3.1[1]	First Amended and Restated Articles of Incorporation, as amended

3.2[2]	Code of Regulations, as amended and restated

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2010 (Commission File No. 333-163037).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2008 (Commission File No. 0-24948).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.
(Registrant)

Date: November 12, 2010	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer (Duly authorized officer)

/s/ James H. Nicholson
James H. Nicholson
Chief Financial Officer (Principal financial officer)

/s/ Edward B. Debevec
Edward B. Debevec
Treasurer and Principal Accounting Officer (Principal accounting officer)