Form 10-Q
period 2010-12-31
PVF CAPITAL CORP
filed 2011-02-14
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	25,669,718
(Class)	(Outstanding at February 10, 2011)

PVF CAPITAL CORP.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	June 30,
	2010	2010
	(unaudited)

ASSETS
Cash and amounts due from depository institutions	$12,769,043	$18,283,620
Interest-bearing deposits	108,192,198	111,759,326
Federal funds sold	10,000,000	—

Total cash and cash equivalents	130,961,241	130,042,946
Securities available for sale	16,957,981	20,149,149
Mortgage-backed securities available for sale	43,021,580	47,145,878
Loans receivable held for sale, net	11,278,033	8,717,592
Loans receivable, net of allowance of $31,492,997 and $31,519,466, respectively	561,675,753	587,405,644
Office properties and equipment, net	7,794,802	7,876,320
Real estate owned, net	8,763,893	8,173,741
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank owned life insurance	23,287,655	23,144,033
Prepaid expenses and other assets	14,085,079	14,118,127

Total assets	$830,637,117	$859,584,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$628,995,188	$667,546,477
Note payable	1,206,111	1,259,444
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Repurchase agreement	50,000,000	50,000,000
Advances from borrowers for taxes and insurance	13,538,668	4,930,327
Accrued expenses and other liabilities	24,242,774	17,605,257

Total liabilities	$752,982,741	$776,341,505

Stockholders’ equity
Serial preferred stock, none issued	—	—
Common stock, $.01 par value, 65,000,000 shares authorized; 26,142,443 and 26,114,943 shares issued, respectively	261,424	261,149
Additional paid-in capital	100,418,442	100,260,665
Retained earnings (accumulated deficit)	(19,425,999)	(15,097,658)
Accumulated other comprehensive income	237,656	1,656,016
Treasury stock at cost, 472,725 shares, respectively	(3,837,147)	(3,837,147)

Total stockholders’ equity	77,654,376	83,243,025

Total liabilities and stockholders’ equity	$830,637,117	$859,584,530

See Notes to the Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Interest and dividends income
Loans	$7,656,063	$9,139,272	$15,788,373	$18,296,290
Mortgage-backed securities	466,463	693,222	927,791	1,356,627
Federal Home Loan Bank stock dividends	129,164	145,309	272,894	305,009
Securities	45,519	31,416	140,922	41,311
Fed funds sold and interest-bearing deposits	60,790	3,006	81,116	10,399

Total interest and dividends income	8,357,999	10,012,225	17,211,096	20,009,636

Interest expense
Deposits	2,346,834	3,763,458	5,013,292	8,121,990
Short-term borrowings	—	50	—	50
Long-term borrowings	903,883	911,835	1,814,952	1,823,932
Subordinated debt	—	194,640	—	444,739

Total interest expense	3,250,717	4,869,983	6,828,244	10,390,711

Net interest income	5,107,282	5,142,242	10,382,852	9,618,925
Provision for loan losses	4,500,000	2,250,000	7,300,000	4,010,000

Net interest income after provision for loan losses	607,282	2,892,242	3,082,852	5,608,925

Non-interest income
Service charges and other fees	188,229	181,499	360,695	347,083
Mortgage banking activities, net	2,560,210	1,451,477	4,974,506	2,506,204
Increase in cash surrender value of bank owned life insurance	68,255	77,849	143,622	98,242
Gain (loss) on real estate owned	(57,554)	(140,420)	(223,130)	(159,533)
Provision for real estate owned losses	(479,310)	(430,773)	(725,310)	(501,773)
Gain on the cancellation of subordinated debt	—	—	—	8,561,530
Other, net	329,525	189,239	567,728	340,962

Total non-interest income	2,609,355	1,328,871	5,098,111	11,192,715

Non-interest expense
Compensation and benefits	2,450,454	2,372,132	4,886,445	4,613,811
Office occupancy and equipment	653,673	646,888	1,360,646	1,325,155
Outside services	710,709	492,911	1,261,534	1,345,269
Federal deposit insurance premium	621,407	737,812	1,227,684	1,303,545
Real estate owned expense	622,744	665,496	1,359,309	1,447,685
Other	914,753	1,111,605	1,806,053	2,227,479

Total non-interest expense	5,973,740	6,026,844	11,901,671	12,262,944

Income (loss) before federal income taxes	(2,757,103)	(1,805,731)	(3,720,708)	4,538,696
Federal income tax provision (benefit)	952,825	(524,700)	607,633	1,619,800

Net income (loss)	$(3,709,928)	$(1,281,031)	$(4,328,341)	$2,918,896

Basic earnings (loss) per share	$(0.14)	$(0.16)	$(0.17)	$0.37

Diluted earnings (loss) per share	$(0.14)	$(0.16)	$(0.17)	$0.37

Dividend declared per common share	$0.000	$0.000	$0.000	$0.000

See Notes to the Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2010	2009
Operating activities:
Net income (loss)	$(4,328,341)	$2,918,897
Adjustments to reconcile net income to net cash from operating activities
Amortization of premium on mortgage-backed securities	127,694	174,533
Depreciation and amortization	384,470	467,449
Provision for loan losses	7,300,000	4,010,000
Provision for real estate owned losses	725,310	501,773
Accretion of deferred loan origination fees, net	(302,886)	(602,134)
Gain on cancellation of subordinated debt	—	(8,561,530)
(Gain) loss on sale of loans receivable held for sale, net	(3,691,269)	(2,955,167)
Loss on disposal of real estate owned, net	223,130	159,533
Market adjustment for loans held for sale	217,349	59,052
Change in fair value of mortgage banking derivatives	264,849	639,594
Stock compensation	158,052	92,140
Change in accrued interest on securities, loans, and borrowings, net	74,113	296,336
Origination of loans receivable held for sale, net	(241,668,609)	(114,467,163)
Sale of loans receivable held for sale, net	239,891,674	135,391,742
(Increase) decrease in cash surrender value of bank owned life insurance	(143,622)	(98,242)
Net change in other assets and other liabilities	9,020,868	2,885,136

Net cash from operating activities	8,252,782	20,911,949

Investing activities:
Loan repayments and originations, net	14,584,364	35,023,718
Principal repayments on mortgage-backed securities available for sale	7,909,174	8,938,773
Purchase of mortgage-backed securities available for sale	(5,138,782)	(1,501,775)
Purchase of securities held to maturity	—	(112,000,000)
Purchase of securities available for sale	(29,999,831)	—
Maturities of securities held to maturity	—	107,000,000
Calls of securities available for sale	33,000,000	—
Proceeds from sale of real estate owned	2,609,821	2,447,120
Additions to office properties and equipment, net	(302,952)	(50,951)

Net cash from investing activities	22,661,794	39,856,885

Financing activities:
Net increase (decrease) in demand deposits, NOW, and passbook savings	14,929,404	7,888,905
Net increase (decrease) in time deposits	(53,480,693)	(49,929,260)
Net increase in advances from borrowers for taxes and insurance	8,608,341	3,273,112
Repayment of note payable	(53,333)	(53,333)
Payment in exchange for cancellation of subordinated debt	—	(500,000)

Net cash from financing activities	(29,996,281)	(39,320,576)

Net increase in cash and cash equivalents	918,295	21,448,258
Cash and cash equivalents at beginning of period	130,042,946	21,213,058

Cash and cash equivalents at end of period	$130,961,241	$42,661,316

Supplemental disclosures of cash flow information:
Cash payments of interest	$7,027,600	$10,553,661
Cash payments of income taxes	$—	$—
Supplemental noncash investing activity:
Transfer of loans to real estate owned	$3,423,103	$3,088,476
Supplemental noncash financing activity:
Common stock and warrants exchanged for cancellation of debt	$—	$1,329,645

See Notes to the Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended

December 31, 2010 and 2009

(Unaudited)

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

Principles of Consolidation: The consolidated financial statements include the accounts of PVF and its wholly-owned subsidiaries, Park View Federal, PVFSC, PVF Holdings, Inc., and MPLC. PVFSC owns some Park View Federal premises and leases them to the Bank. PVF Holdings, Inc. and MPLC did not have any significant assets or activity as of or for the periods presented. All significant intercompany transactions and balances are eliminated in consolidation.

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

PART I — FINANCIAL INFORMATION

are amortized or accreted over the life of the related security as an adjustment to yield. Prepayment is assumed for mortgage-backed securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Available for sale and held to maturity securities are evaluated quarterly for potential other-than-temporary impairment.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

PART I — FINANCIAL INFORMATION

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level to absorb probable incurred losses in the portfolio as of the balance sheet date. The adequacy of the allowance for loan losses is periodically evaluated by Park View Federal based upon the overall portfolio composition and general market conditions as well as information about specific borrower situations and estimated collateral values. While management uses the best information available to make these evaluations, future adjustments to the allowance may be necessary if economic conditions change substantially from the assumptions used in making the evaluations. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 18 months. During the period ended December 31, 2010, the Company changed the loss history period to 18 months from 12 months. This change was made to capture more appropriately over a longer period of time the Company’s recent loss experience under the current adverse economic conditions.

The portfolio segments include one-to-four family, one-to-four family construction, multi-family, commercial real estate, land, commercial and industrial, and consumer loans. One-to-four family, one-to-four family construction, and consumer loans rely on the historic cash flows of individual borrowers and on the real estate securing the loan. Multi-family, commercial real estate, land, and the commercial and industrial segments are comprised of loans with a reliance on historic cash flows of small business borrowers and of small scale investors, as well as of the underlying real estate projects or of land. The underwriting criteria across all segments consider the risk attributes to be impacted by weak local economic conditions and a weak real estate market.

This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when

PART I — FINANCIAL INFORMATION

management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

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

PART I — FINANCIAL INFORMATION

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

Restrictions on Cash: Cash on deposit with another institution of $2,040,000 and $148,000 was required to meet regulatory reserve requirements at December 31 and June 30, 2010, respectively.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividend paid by the Bank to PVF or by the Company to shareholders. See Note 10 for more specific disclosure related to federal savings banks.

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

PART I — FINANCIAL INFORMATION

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

Basis of Presentation

The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2010 consolidated statement of financial condition, which was derived from PVF Capital Corp.’s (the “Company”) audited financial statements. Certain information required for a complete presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2011. The results of operations for the Company for the periods being reported have been derived primarily from the results of operations of Park View Federal Savings Bank (the “Bank.”) The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “PVFC”.

NOTE 2 — SECURITIES

Securities available for sale: As of December 31, 2010 and June 30, 2010, respectively, the fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2010
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

FHLMC structured notes	$7,000,000	$—	$(31,350)	$6,968,650
FHLMC discount note	6,999,831	—	—	6,999,831
FNMA structured notes	3,000,000	—	(10,500)	2,989,500

Total	$16,999,831	$—	$(41,850)	$16,957,981

	June 30, 2010
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

FHLMC structured notes	$10,000,000	$81,325	$—	$10,081,325
FNMA structured notes	10,000,000	67,824	—	10,067,824

Total	$20,000,000	$149,149	$—	$20,149,149

PART I — FINANCIAL INFORMATION

Securities available-for-sale at December 31, 2010 are summarized as follows:

	December 31, 2010
	Amortized Cost	Fair Value
Available-for-sale
One to five years	$13,999,831	$13,984,231
Five to ten years	3,000,000	2,973,750

Total	$16,999,831	$16,957,981

The Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) structured notes are callable quarterly, have multiple coupon resets and maturities ranging up to 10 years. At December 31, 2010, gross unrealized losses have been in a loss position for less than 12 months and no impairment has been taken as the investments are government sponsored entities and are believed to not involve credit risk.

Mortgage-backed securities. As of December 31, 2010 and June 30, 2010, respectively, the fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

FNMA mortgage-backed securities	$19,488,856	$746,471	$—	$20,235,327
FHLMC mortgage-backed securities	20,239,645	293,596	—	20,533,241
GNMA mortgage-backed securities	2,159,321	93,691	—	2,253,012

Total	$41,887,822	$1,133,758	$—	$43,021,580

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

FNMA mortgage-backed securities	$23,208,640	$1,147,667	$—	$24,356,307
FHLMC mortgage-backed securities	18,445,372	1,020,651	—	19,466,023
GNMA mortgage-backed securities	3,131,896	191,652	—	3,323,548

Total	$44,785,908	$2,359,970	$—	$47,145,878

These mortgage-backed securities are backed by residential mortgage loans and do not mature at a single maturity date.

PART I — FINANCIAL INFORMATION

NOTE 3 — LOANS

Loans receivable at December 31, 2010 and June 30, 2010, respectively, consisted of the following:

	December 31, 2010	June 30, 2010

One-to-Four Family Loans:
1-4 Family Owner Occupied	$66,335,278	$73,471,830
1-4 Family Non-Owner Occupied	40,734,000	44,263,000
1-4 Family Second Mortgage	33,775,036	37,059,590
Home Equity Lines of Credit	72,516,928	74,419,240
Home Equity Investment Lines of Credit	8,174,522	8,841,389
One-to-Four Family Construction Loans:
1-4 Family Construction	3,127,214	6,162,722
1-4 Family Construction Models/Speculative	6,947,339	8,270,000
Multi-Family Loans:
Multi-Family	49,160,966	48,454,790
Multi-Family Second Mortgage	434,458	447,127
Multi-Family Construction	4,370,068	3,293,715
Commercial Real Estate Loans:
Commercial	199,620,933	203,558,052
Commercial Second Mortgage	8,220,640	8,131,965
Commercial Lines of Credit	22,883,705	24,971,468
Commercial Construction	5,049,879	5,293,686
Commercial and Industrial Loans	25,772,595	21,768,428
Land Loans:
Lot Loans	20,205,083	21,939,098
Acquisition and Development Loans	26,688,023	29,871,821
Consumer Loans	231,069	169,208

Total Loans Receivable	594,247,736	620,387,129

Net deferred loan origination fees	(1,078,986)	(1,462,019)
Allowance for loan losses	(31,492,997)	(31,519,466)

Total loans receivable, net	$561,675,753	$587,405,644

A summary of the changes in the allowance for loan losses for the three and six months ended December 31, 2010 and 2009, respectively, is as follows:

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009

Beginning balance	$32,629,425	$31,823,982	$31,519,466	$31,483,205
Provision for loan losses	4,500,000	2,250,000	7,300,000	4,010,000
Loans charged-off	(5,952,302)	(4,161,152)	(7,642,343)	(5,580,375)
Recoveries	315,874	—	315,874	—

Ending balance	$31,492,997	$29,912,830	$31,492,997	$29,912,830

PART I — FINANCIAL INFORMATION

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2010:

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total

Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$4,441,457	$1,344,285	$1,177,970	$3,099,056	$184,561	$5,230,484	$—	$15,477,813
Collectively evaluated for impairment	5,821,737	537,471	1,757,652	5,004,197	484,920	2,408,822	385	16,015,184

Total ending allowance balance	$10,263,194	$1,881,756	$2,935,622	$8,103,253	$669,481	$7,639,306	$385	$31,492,997

Loans
Loans individually evaluated for impairment	$17,341,082	$4,628,521	$3,292,246	$23,676,293	$324,410	$14,149,161	$—	$63,411,713
Loans collectively evaluated for impairment	203,792,436	5,427,740	50,575,260	211,670,763	25,401,389	32,658,800	230,649	529,757,037

Total ending loans balance	$221,133,518	$10,056,261	$53,867,506	$235,347,056	$25,725,799	$46,807,961	$230,649	$593,168,750

PART I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$4,152,678	$4,145,138	$—
1-4 Family Non-Owner Occupied	660,620	659,440	—
1-4 Family Second Mortgage	72,399	72,268
Home Equity Lines of Credit	1,227,783	1,225,553	—
Home Equity Investment Lines of Credit	168,826	168,519	—
One-to-Four Family Construction Loans:			—
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Specs	363,604	362,944	—
Multi-Family Loans:
Multi-Family	—	—	—
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	5,822,952	5,812,379	—
Commercial Second Mortgage	571,473	570,435	—
Commercial Lines of Credit	1,066,505	1,064,569	—
Commercial Construction	370,000	369,328	—
Commercial and Industrial Loans	—	—	—
Land Loans:
Lot loans	103,779	103,591	—
Acquisition and Development loans	174,986	174,668	—
Consumer Loans	—	—	—

Total with no related allowance recorded	14,755,605	14,728,812

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	1,212,057	1,209,857	419,158
1-4 Family Non-Owner Occupied	6,646,391	6,634,323	2,525,886
1-4 Family Second Mortgage	327,243	326,648	327,631
Home Equity Lines of Credit	2,318,288	2,314,079	980,840
Home Equity Investment Lines of Credit	586,342	585,277	187,942
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Specs	4,273,336	4,265,577	1,344,285
Multi-Family Loans:
Multi-Family	368,828	368,158	87,016
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	2,929,407	2,924,088	1,090,954
Commercial Real Estate Loans:
Commercial	11,755,114	11,733,771	1,894,536
Commercial Second Mortgage	—	—	—
Commercial Lines of Credit	681,432	680,195	117,978
Commercial Construction	3,451,883	3,445,616	1,086,542
Commercial and Industrial Loans	325,000	324,410	184,561
Land Loans:
Lot loans	580,706	579,651	211,512
Acquisition and Development loans	13,315,428	13,291,251	5,018,972
Consumer Loans	—	—	—

Total with an allowance recorded	48,771,455	48,682,901	15,477,813

Total loans evaluated for impairment	$63,527,060	$63,411,713	$15,477,813

(1)	There is $5.3 million of loans individually identified for impairment accruing interest.

PART I — FINANCIAL INFORMATION

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	Nonaccrual(1)	Loans Past Due Over 90 Days Still Acccruing
One-to-Four Family Loans:
1-4 Family Owner Occupied	$5,354,994	—
1-4 Family Non Owner Occupied	6,359,453	—
1-4 Family Second Mortgage	232,942	—
Home Equity Lines of Credit	3,438,550	—
Home Equity Investment Lines of Credit	753,797	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—
1-4 Family Construction Models/Specs	4,551,957	—
Multi-Family Loans:
Multi-Family	368,158	—
Multi-Family Second Mortgage	—	—
Multi-Family Construction	2,924,088	—
Commercial Real Estate Loans:
Commercial	13,848,627	—
Commercial Second Mortgage	570,435	—
Commercial Lines of Credit	1,599,885	—
Commercial Construction	3,814,944	—
Commercial and Industrial Loans	324,410	—
Land Loans:
Lot loans	502,129	—
Acquisition and Development loans	13,465,920	—
Consumer Loans	—	—

Total	$58,110,289	—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

PART I — FINANCIAL INFORMATION

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loan. Performing loans are accruing loans less than 90 days past due. Nonperforming loans are all loans not accruing.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Performing Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$867,626	$430,200	$—	$1,297,826	$59,562,012	$60,859,838
1-4 Family Non Owner Occupied	420,758	260,991	—	681,749	33,618,836	34,300,585
1-4 Family Second Mortgage	132,341	114,384	—	246,725	33,234,044	33,480,769
Home Equity Lines of Credit	149,348	164,169	—	313,517	68,633,190	68,946,707
Home Equity Investment Lines of Credit	59,737	92,632	—	152,369	7,253,514	7,405,883
One-to-Four Family Construction Loans:
1-4 Family Construction	1,044,460	735,193	—	—	3,121,536	3,121,536
1-4 Family Construction Models/Specs	—	—	—	1,779,653	603,115	2,382,768
Multi-Family Loans:
Multi-Family	—	—	—	—	48,703,545	48,703,545
Multi-Family Second Mortgage	—	—	—	—	433,669	433,669
Multi-Family Construction	—	—	—	—	1,438,046	1,438,046
Commercial Real Estate Loans:
Commercial	854,070	500,611	—	1,354,681	184,055,169	185,409,850
Commercial Second Mortgage	—	—	—	—	7,635,278	7,635,278
Commercial Lines of Credit	453,111	132,771	—	585,882	20,656,388	21,242,270
Commercial Construction	—	—	—	—	1,225,766	1,225,766
Commercial and Industrial Loans	—	—	—	—	25,401,389	25,401,389
Land Loans:
Lot loans	181,112	34,632	—	215,744	19,450,523	19,666,267
Acquisition and Development loans	—	159,695	—	159,695	13,013,951	13,173,646
Consumer Loans	—	—	—	—	230,649	230,649

Total Performing Loans	$4,162,563	$2,625,278	$—	$6,787,841	$528,270,620	$535,058,461

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$—	$—	$3,665,113	$3,665,113	$1,689,882	$5,354,994
1-4 Family Non Owner Occupied	102,496	105,520	5,253,690	5,462,706	896,746	6,359,453
1-4 Family Second Mortgage	—	—	232,942	232,942	—	232,942
Home Equity Lines of Credit	—	—	3,344,103	3,344,103	94,447	3,438,550
Home Equity Investment Lines of Credit	—	—	753,797	753,797	—	753,797
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Specs	355,354	—	4,148,382	4,503,736	48,221	4,551,957
Multi-Family Loans:
Multi-Family	—	—	368,158	368,158	—	368,158
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	2,924,088	2,924,088	—	2,924,088
Commercial Real Estate Loans:
Commercial	3,190,386	705,380	7,242,818	11,138,584	2,710,043	13,848,627
Commercial Second Mortgage	—	—	570,435	570,435	—	570,435
Commercial Lines of Credit	—	—	1,599,885	1,599,885	—	1,599,885
Commercial Construction	—	—	3,445,616	3,445,616	369,328	3,814,944
Commercial and Industrial Loans	—	—	—	—	324,410	324,410
Land Loans:
Lot loans	—	—	502,129	502,129	—	502,129
Acquisition and Development loans	1,011,885	—	11,346,537	12,358,422	1,107,498	13,465,920
Consumer Loans	—	—	—	—	—	—

Total Nonperforming Loans	4,660,121	811,900	45,397,693	50,869,714	7,240,575	58,110,289

Total Loans	$8,822,684	$3,437,178	$45,397,693	$57,657,555	$535,511,195	$593,168,750

PART I — FINANCIAL INFORMATION

Troubled Debt Restructurings:

Included in non-accruing loans were $4,137,051 and $2,985,113 of troubled debt restructurings having valuation allowances totaling $1,203,230 and $1,013,106, respectively, at December 31, 2010 and June 30, 2010. There were $10,194,574 and $6,265,784 of troubled debt restructurings having valuation allowances totaling $272,383 and $80,800, respectively, on accruing interest loans at December 31, 2010 and June 30, 2010.

Credit Quality Indicators:

The Bank categorizes loans into risk strata based on relevant borrower information about the ability to service debt. This information includes a review of current financial information, historic payment experience, credit documentation, relevant public information and other factors, as determined by credit underwriting guidelines. The Bank, through its analysis of individual borrowers, classifies each loan as to credit risk. All loans considered non-homogeneous, specifically those that are deemed commercial and industrial or commercial real estate loans, are subject to review annually by the Bank, regardless of loan size. These loans are reviewed continually and changes to the risk rating, if necessary, occur on a quarterly basis. Loans that are considered homogeneous, or those which fall into the categories of one-to-four family loans or into consumer loans, are not individually rated annually. The payment performance of the homogeneous loans serves as the clear credit indicator of classification into the categories of pass-rated loans or into substandard, non-accrual loans. Homogeneous loans that are less than 90 days past due are generally reported as pass-rated loans, unless related to a rated commercial and industrial or commercial real estate loan. Homogeneous loans which are greater than 90 days past due are placed on non-accrual and rated substandard. Payment performance indicators are based on performance through December 31, 2010. The Bank uses the following definitions for adverse risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that requires close attention. If left unattended, the potential weaknesses may result in further deterioration in the repayment prospects of the loan or of the institution’s credit position at a future date.

Substandard. Loans classified as substandard are protected inadequately by the current financial means of the borrower or through the liquidation of collateral pledged. Loans classified as such have a well-defined weakness and without substantial intervention, there is a distinct possibility that the institution may incur a loss. As a matter of practice, if the Bank feels that a total loss is imminent, it designates nearly all of these loans to charge off. Accordingly, the Bank uses the loan classification of doubtful, as defined below, sparingly.

Doubtful. Loans classified as doubtful have all of the inherent weaknesses of those loans classified as substandard with the added structural weakness rendering the collection in full highly unlikely. As such, this category is used sparingly by the Bank.

PART I — FINANCIAL INFORMATION

As of December 31, 2010, and based on the most recent analysis performed by the Company, the risk category of loans by class of loans is as follows:

	Pass(1)	Special Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$59,318,755	$412,582	$6,603,941	$—	$66,335,278
1-4 Family Non Owner Occupied	33,334,524	78,557	7,320,919	—	40,734,000
1-4 Family Second Mortgage	33,291,594	294,700	188,742	—	33,775,036
Home Equity Lines of Credit	68,378,987	504,119	3,633,823	—	72,516,928
Home Equity Investment Lines of Credit	7,270,067	103,916	800,539	—	8,174,522
One-to-Four Family Construction Loans:
1-4 Family Construction	3,127,214	—	—		3,127,214
1-4 Family Construction Models/Specs	1,251,885	1,006,363	4,689,091	—	6,947,339
Multi-Family Loans:
Multi-Family	46,797,904	1,994,234	368,828	—	49,160,966
Multi-Family Second Mortgage	434,458	—	—	—	434,458
Multi-Family Construction	1,440,661	—	2,929,407	—	4,370,068
Commercial Real Estate Loans:
Commercial	166,316,527	8,867,086	24,437,320	—	199,620,933
Commercial Second Mortgage	8,220,640	—	—	—	8,220,640
Commercial Lines of Credit	21,091,734	1,791,971	—	—	22,883,705
Commercial Construction	1,227,996	—	3,821,883	—	5,049,879
Commercial and Industrial Loans	21,073,810	3,638,587	1,060,197	—	25,772,595
Land Loans:
Lot loans	15,854,600	1,234,636	3,115,847	—	20,205,083
Acquisition and Development loans	12,264,418	377,205	14,046,400	—	28,688,023
Consumer Loans	231,069	—	—	—	231,069

Total	$500,926,843	$20,303,956	$73,016,937	$—	$594,247,736

(1)	There are $56.6 million non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

NOTE 4 — MORTGAGE BANKING ACTIVITIES

Loans held for sale at December 31, 2010 and June 30, 2010 were $11,278,033 and $8,717,592, respectively.

The Bank adopted the fair value option for accounting for its loans held-for-sale effective July 1, 2008. The fair value of loans held-for-sale exceeded the unpaid principal balance of these loans by $106,823 and $324,172 as of December 31, 2010 and June 30, 2010, respectively. The gain on loans held-for-sale as of December 31, 2010 was reported in the mortgage banking activities line of the consolidated statement of operations. Interest on loans held-for-sale was reported in interest income.

The Bank services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption “Prepaid expenses and other assets.” At December 31, 2010 the mortgage loan servicing portfolio was approximately $1.1 billion.

PART I — FINANCIAL INFORMATION

Originated mortgage servicing rights capitalized and amortized during the six months ended December 31, 2010 and 2009 were as follows:

	Six Months Ended December 31,
	2010	2009
Servicing rights:
Beginning of period	$6,960,969	$6,097,861
Additions	2,690,414	1,868,939
Amortized to expense	(2,120,838)	(1,026,105)
Valuation allowance for impairment	(465,085)	—

End of period	$7,065,460	$6,940,695

Originated mortgage servicing rights capitalized and amortized during the three months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,
	2010	2009
Servicing rights:
Beginning of period	$6,153,715	$6,619,595
Additions	1,521,616	856,137
Amortized to expense	(1,328,585)	(535,037)
Recovery of valuation allowance for impairment	718,714	—

End of period	$7,065,460	$6,940,695

Activity in the valuation allowance for mortgage servicing rights over the six months and three months ended December 31, 2010, as compared with the same periods during 2009, was as follows:

	Six months ended December 31, 2010	Six months ended December 31, 2009

Balance, beginning of period	$—	$—
Impairment charges	(1,183,799)	—
Impairment recoveries	718,714	—

Balance, end of period	$(465,085)	$—

	Three months ended December 31, 2010	Three months ended December 31, 2009

Balance, beginning of period	$(1,183,799)	$—
Impairment charges	—	—
Impairment recoveries	718,714	—

Balance, end of period	$(465,085)	$—

PART I — FINANCIAL INFORMATION

Mortgage banking activities, net as presented in the consolidated statements of operations consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Mortgage loan servicing fees	$652,091	$641,584	$1,294,445	$1,275,788
Amortization and impairment of mortgage loan servicing rights	(1,328,585)	(535,037)	(2,120,837)	(1,026,105)
Recovery (Impairment) of mortgage loan servicing fees	718,714	—	(465,085)	—
Loan origination and sales activity	2,517,990	1,344,930	6,265,983	2,256,521

Mortgage banking activities, net	$2,560,210	$1,451,477	$4,974,506	$2,506,204

The above amounts do not include non-interest expense related to mortgage banking activities.

At December 31, 2010 and June 30, 2010, the Bank had interest rate-lock commitments on $55,604,191 and $49,396,694 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of December 31, 2010 and June 30, 2010 was estimated to be $234,182 and $1,022,888, respectively, which is included in accrued expenses and other liabilities in the consolidated statements of financial position. To mitigate the interest rate risk represented by these interest rate-lock commitments, the Bank entered into contracts to sell mortgage loans of $48,693,000 and $33,806,000 as of December 31, 2010 and June 30, 2010, respectively. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at December 31, 2010 and June 30, 2010 was estimated to be $224,822 and $(299,035) respectively. These amounts are added to (netted against) the fair value of interest rate-lock commitments recorded in prepaid and other assets. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.

NOTE 5 — STOCK COMPENSATION

Employee compensation expense under stock options is reported using the fair value recognition provisions under ASC 718, “Share Based Payment” (“ASC 718”). The Company has adopted ASC 718 using the modified prospective method. For the quarters ended December 31, 2010 and 2009, compensation expense of $26,709 and $73,763, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the six months ended December 31, 2010 and 2009, compensation expense of $45,252 and $92,140, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. No income tax benefit was recognized related to these expenses for the three and six month periods ended December 31, 2010. For the three and six months ended December 31, 2009 an income tax benefit of $8,575 was recognized related to these expenses.

As of December 31, 2010, there was $319,958 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 2.1 years.

PART I — FINANCIAL INFORMATION

The 2010 Incentive Plan replaces the 2008 Equity Incentive Plan and all remaining available shares from the 2008 Equity Incentive Plan will be available for distribution under the 2010 Incentive Plan. The Company can issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based compensation under the 2010 Plan. Generally, for incentive stock options, a percentage of the options awarded become exercisable on the date of grant and on each anniversary date of grant. The option period expires ten years from the date of grant, except for awards to individuals who own more than 10% of the Company’s outstanding stock. Awards to these individuals expire after five years from the date of grant and are exercisable at 110% of the market price at the date of grant.

Previously, nonqualified stock options have been granted to directors, which vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

The aggregate intrinsic value of all options outstanding at December 31, 2010 was $5,550. The aggregate intrinsic value of all options that were exercisable at December 31, 2010 was $0.

A summary of the activity in the plans is as follows:

	Three months ended December 31, 2010 Total options outstanding		Six months ended December 31, 2010 Total options outstanding
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of period	458,035	$6.80	480,151	$6.92
Forfeited	(3,300)	5.02	(5,400)	6.23
Expired	(11,977)	7.53	(54,493)	5.95
Exercised	—	—	—	—
Granted	185,000	1.79	207,500	1.81

Options outstanding, end of period	627,758	$5.32	627,758	$5.32

Options exercisable, end of period	336,623	$7.01	336,623	$7.01

The weighted-average remaining contractual life of options outstanding as of December 31, 2010 was 7.1 years. The weighted-average remaining contractual life of vested options outstanding as of December 31, 2010 was 5.7 years.

No options were exercised in the six-month periods ended December 31, 2010 and 2009, respectively.

PART I — FINANCIAL INFORMATION

The fair value for stock options granted during the six months ended December 31, 2010, which consisted of an individual grants in August and December 2010, was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

Fiscal 2011
Expected average risk-free interest rate	3.32%
Expected average life (in years)	6.00
Expected volatility	34.00%
Expected dividend yield	0.00%

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

There were 267,500 shares of restricted stock issued with a fair value of $1.87 per share at December 31, 2010. The total fair value of restricted stock issued at December 31, 2010 was $500,425. As of December 31, 2010, there was $410,185 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted average period of time over which this expense is to be recognized is 4.3 years at December 31, 2010.

A summary of changes in the Company’s restricted stock for the six months ended December 31, 2010 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value

Nonvested at July 1, 2010	240,000	$451,200
Granted	27,500	49,225
Vested	48,000	90,240
Forfeited	—	—

Nonvested at December 31, 2010	219,500	$410,185

There were 2,581,000 shares available for future issuance under existing stock plan at December 31, 2010.

PART I — FINANCIAL INFORMATION

NOTE 6 — EARNINGS PER SHARE

The following table discloses earnings (loss) per share for the three and six months ended December 31, 2010 and December 31, 2009, respectively:

	Three months ended December 31,
	2010			2009
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net Income (loss)	$(3,709,928)	25,643,115	$(0.14)	$(1,281,031)	7,979,120	$(0.16)

Effect of dilutive securities – stock options and warrants	—	—	$(0.00)	—	—	$0.00

Diluted EPS
Net Income (loss)	$(3,709,928)	25,643,115	$(0.14)	$(1,281,031)	7,979,120	$(0.16)

	Six months ended December 31,
	2010			2009
	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net Income (loss)	$(4,328,341)	25,642,666	$(0.17)	$2,918,896	7,891,136	$0.37

Effect of dilutive securities – stock options and warrants	—	—	$(0.00)	—	2,147	$0.00

Diluted EPS
Net Income (loss)	$(4,328,341)	25,642,666	$(0.17)	$2,918,896	7,893,283	$0.37

There were 442,758 options not considered in the diluted earnings per share calculation for the three- and six-month periods ended December 31, 2010, because they were not dilutive. There were 452,692 options not considered in the diluted earnings per share calculation for the three- and six-month periods ended December 31, 2009, because they were not dilutive.

Also included for consideration in the diluted earnings per share calculation for the three-month period ended December 31, 2010 were warrants to acquire the Company’s shares of common stock issued as part of two separate exchanges more fully described in Note 8. The warrants issued on September 3, 2009 include warrants to purchase 797,347 shares of common stock and are exercisable at any time before September 3, 2012 at a price of $1.75 per share. The warrants issued on March 16, 2010 include warrants to purchase 1,246,179 shares of common stock and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants were considered for potential dilution for the period ended December 31, 2010 because the exercise price of the warrants, $1.75 per warrant, was less than the average market price of the Company’s common stock for the period; however, since the Company was in a net loss position for the period, the warrants were not dilutive.

PART I — FINANCIAL INFORMATION

NOTE 7 — FAIR VALUE

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Mortgage banking pipeline derivatives. The fair value of loan commitments is measured using current market rates for the associated mortgage loans (Level 2 inputs). The fair value of mandatory forward sales contracts is measured using secondary market pricing (Level 2 inputs).

PART I — FINANCIAL INFORMATION

Assets and liabilities measured at fair value on a recurring basis at December 31, and June 30, 2010 are summarized below:

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale – FNMA and FHLMC debentures	$16,957,981	$16,957,981	$—	$—
Loans held-for-sale	11,278,033	—	11,278,033	—
Mortgage-backed securities available for sale	43,021,580	—	43,021,580	—
Interest rate-lock commitments	234,182	—	234,182	—
Mandatory forward sales contracts	224,822	—	224,822	—

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$20,149,149	$20,149,149	$—	$—
Loans held-for-sale	8,717,592	—	8,717,592	—
Mortgage-backed securities available-for-sale	47,145,878	—	47,145,878	—
Interest rate-lock commitments	1,022,888	—	1,022,888	—

Liabilities:
Mandatory forward sales contracts	(299,000)	—	(299,000)	—

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, and June 30, 2010 are summarized below:

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$22,817,021	$—	$—	$22,784,373
Real estate owned	4,051,610	—	—	4,051,610
Impaired mortgage servicing rights	6,136,236	—	—	6,136,236

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$22,198,789	$—	$—	$22,198,789
Real estate owned	5,700,752	—	—	5,700,752

PART I — FINANCIAL INFORMATION

Impaired loans, which are usually measured for impairment using the fair value of the collateral less estimated selling cost, had an unpaid principal of $42,046,898. Of these impaired loans, $33,573,599 was carried at a fair value of $22,817,021, as a result of a specific valuation allowance of $10,756,578. The fair value of collateral is usually estimated by third-party or internal appraisals of the collateral. The present value of estimated cash flows is based on internal models of expected borrower activity. The provision for loan losses related to changes in the fair value of impaired loans was $7.3 million for the six months ended December 31, 2010.

Real estate owned is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying amount of real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs. For the six month period ended December 31, 2010, the Bank recognized $223,130 in loss on the disposal of real estate owned and recorded a provision for the real estate owned losses of $725,310. Additionally, the expense of servicing real estate owned for this six-month period totaled $1,359,000.

The carrying amount and estimated fair values of financial instruments at year end were as follows:

	December 31, 2010		June 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)

Assets:
Cash and amounts due from depository institutions	$12,769	$12,769	$18,284	$18,284
Interest-bearing deposits	108,192	108,192	111,759	111,759
Federal funds sold	10,000	10,000	—	—
Securities available for sale	16,958	16,958	20,149	20,149
Mortgage-backed securities available for sale	43,022	43,022	47,146	47,146
Loans receivable, net	561,676	574,920	587,406	606,083
Loans receivable held for sale, net	11,278	11,278	8,718	8,718
Federal Home Loan Bank stock	12,811	NA	12,811	NA
Accrued interest receivable	2,441	2,441	2,715	2,715
Mandatory forward sales contracts	225	225	—	—
Commitments to make loans intended to be sold	234	234	1,023	1,023

Liabilities:
Demand deposits and passbook savings	(216,882)	(216,882)	(196,807)	(196,807)
Time deposits	(417,260)	(424,255)	(470,740)	(479,680)
Note payable	(1,206)	(1,206)	(1,259)	(1,259)
Advances from the Federal Home Loan Bank of Cincinnati	(35,000)	(37,165)	(35,000)	(37,203)
Repurchase agreement	(50,000)	(50,445)	(50,000)	(51,468)
Mandatory forward sales contracts	—	—	(299)	(299)
Accrued interest payable	(180)	(180)	(380)	(380)

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is involved in interpreting market data so as to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company used the following methods and assumptions to estimate fair value for items not described above:

Cash and amounts due from depository institutions, interest-bearing deposits, and federal funds sold. The carrying amount is a reasonable estimate of fair value because of the short maturity of these instruments.

PART I — FINANCIAL INFORMATION

Note payable. The carrying amount is a reasonable estimate of the fair value.

Advances from the Federal Home Loan Bank of Cincinnati. The fair value of the Bank’s Federal Home Loan Bank of Cincinnati (“FHLB”) debt is estimated based on the current rates offered to the Bank for debt of the same remaining maturities.

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

Federal Home Loan Bank stock. It was not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Demand deposits and time deposits. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flows and rates currently offered for deposits of similar remaining maturities.

NOTE 8 — SUBORDINATED DEBT

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

On September 1, 2009, the Company entered into an exchange agreement (“Exchange Agreement I”) with the holder and collateral manager of the $10.0 million principal amount trust preferred securities issued by Trust I in 2004. Under Exchange Agreement I, on September 3, 2009, the securities holder exchanged its $10.0 million of trust preferred securities for the following consideration paid by the Company: (i) a cash payment of $500,000; (ii) a number of shares of the Company’s common stock equal to $500,000 divided by the average daily closing price of the Company’s common stock for the 20 business days prior to September 1, 2009, equating to 205,297 shares; (iii) a warrant to purchase 769,608 shares of the Company’s common stock (the “Trust I Warrant A”); and (iv) a warrant to purchase 27,739 shares of Company common stock (the “Trust I Warrant B”) as a result of the issuance of common stock in connection with the second trust preferred exchange as described below. The exercise price for all warrants was $1.75, the price at which the Company completed a rights offering and an

PART I — FINANCIAL INFORMATION

offering to a standby investor, which is more fully described in NOTE 11 — COMMON STOCK ISSUANCE. The warrants are exercisable for two years following the closing.

As a result of the repurchase of the trust preferred securities issued by Trust I, the Company recorded a gain of $8,561,530, which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust I Warrant A and Trust I Warrant B were estimated to be $808,088 and $29,126, respectively, and were recorded in paid-in capital.

On October 9, 2009, the Company entered into an exchange agreement (“Exchange Agreement II”) with investors, including principally directors and officers of the Company and the Bank as well as certain individuals not affiliated with the Company (collectively, the “Investors”), who held trust preferred securities with an aggregate liquidation amount of $10.0 million issued by Trust II in 2006. Under the terms of Exchange Agreement II, on March 16, 2010, the Investors exchanged the $10.0 million of trust preferred securities for aggregate consideration consisting of: (i) $400,000 in cash, (ii) shares of common stock valued at $600,000 based on the average daily closing price of the common stock over the 20 trading days prior to October 9, 2009, equating to 280,241 shares; (iii) warrants to purchase 797,347 shares of the Company’s common stock (the “Trust II A Warrants”); and (iv) warrants to purchase 448,832 shares of the Company’s common stock (the “Trust II B Warrants”) that were issued as a result of the Company completing a rights offering and an offering to a standby investor, which is more fully described in NOTE 11 — COMMON STOCK ISSUANCE. The exercise price for the warrants is $1.75, the price of the shareholder rights offering. The warrants are exercisable for five years following the closing.

As a result of the repurchase of the trust preferred securities issued by Trust II, the Company recorded a gain of $9,065,908, which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust II A Warrants and Trust II B Warrants were estimated to be $669,771 and $377,019, respectively, and were recorded as paid-in capital.

NOTE 9 — REPURCHASE AGREEMENT

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

On October 29, 2009, the Company received notice from the counter-party to its Repo stating that due to the regulatory capital requirements included in the Company and Bank Orders (which are defined and more fully described in NOTE 10 — REGULATORY MATTERS AND MANAGEMENT’S PLANS, that the counterparty is entitled to declare that an event of default had occurred and pursue all its remedies under the repurchase agreement. The counter-party did not indicate its intention to declare the Company in default. Among its remedies, the counter-party could unwind the trade at market value, which would result in a pre-tax charge to the earnings of the Company of approximately $0.4 million at December 31, 2010.

NOTE 10 — REGULATORY MATTERS AND MANAGEMENT’S PLANS

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

PART I — FINANCIAL INFORMATION

Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At December 31, 2010, the adjusted total minimum regulatory capital regulations require institutions to have a minimum tangible capital to adjusted total assets ratio of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum rate of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk-weighted assets of 8.0%. At December 31, 2010 and 2009, the Bank exceeded all of the aforementioned regulatory capital requirements.

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

PART I — FINANCIAL INFORMATION

The Company and the Bank believe they are in compliance with all requirements of the Bank Order and the Company Order that are required to date, with the exception of the level of adversely classified assets and the return to profitability. At December 31, 2010, the Bank’s level of adversely classified assets to core capital plus the allowance for loan and lease losses was 73.83%, and its level of adversely classified assets and assets designated as special mention was 96.44%. Although the Bank did not meet the reduced adversely classified asset levels required by December 31, 2010 and has not yet returned to profitability, it will continue to work to comply with all such requirements in the future.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing by the OTS.

Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2010, the Bank was not allowed to make any capital distributions without regulatory approval.

NOTE 11 — COMMON STOCK ISSUANCE

On March 26, 2010, the Company completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, the Company raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, the Company contributed approximately $20.0 million of the proceeds to the capital of the Bank to improve its regulatory capital position. During the quarter ended December 31, 2010 the Company contributed and additional $4.0 million to the capital of the Bank. At December 31, 2010, the Bank’s Tier 1 (core) capital ratio was 8.84% and its total risk-based capital ratio was 13.42%, exceeding the requirements of the Bank Order. With the additional capital invested in the Bank, the Bank exceeded the minimum capital ratios required under the Bank Order. However, until the Bank Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

NOTE 12 — OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows at December 31, 2010 and 2009:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Unrealized holding gains (losses) on available for sale securities	$(658,453)	$(165,496)	$(1,417,211)	$850,734
Tax effect of holding gains and losses on available for sale securities	(223,873)	(56,268)	(481,851)	289,251
Tax effect of deferred tax asset valuation allowance	483,000	—	483,000	—

Other comprehensive income (loss)	(917,580)	(109,228)	(1,418,360)	561,483
Net income (loss)	(3,709,928)	(1,281,031)	(4,328,341)	2,918,896

Total comprehensive income (loss)	$(4,627,508)	$(1,390,259)	$(5,746,701)	$3,480,379

NOTE 13 — ADOPTION OF NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU No. 2010-6 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity is required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The

PART I — FINANCIAL INFORMATION

amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.

In June 2009, FASB issued ASU 2009-16 “Accounting for Transfers of Financial Assets–an amendment of FASB Statement No. 140.” This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued ASU 2009-17 “Amendments to FASB Interpretation No. 46(R).” The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings is also required. The disclosures are presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. The Company included these disclosures in the notes to the financial statements this quarter.

NOTE 14 — INCOME TAXES

The Company recorded a valuation allowance against deferred tax assets at December 31, 2010 based on its estimate of future reversal and utilization. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items, including feasible tax planning strategies. Based on these criteria, and in particular activity surrounding the provision for loan losses during the quarter, the Company determined that it was necessary to establish a valuation allowance against deferred tax assets of $2.4 million, resulting in a net deferred tax asset of $0 at December 31, 2010. In recording the valuation allowance, $1.9 million was recognized against results from continuing operations, while $0.5 million, the portion of the change in the deferred tax asset relating to changes which flowed through comprehensive loss, was recorded to other comprehensive loss.

PART I — FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition and results of operations at and for the three- and six-month periods ended December 31, 2010 for the Company, the Bank, its principal and wholly-owned subsidiary, PVF Service Corporation (“PVFSC”), a wholly-owned real estate subsidiary, Mid-Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.

The Company, as a savings and loan holding company (SHLC), and the Bank are currently regulated and supervised by the OTS. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the OTS will be merged into the Office of the Comptroller of the Currency (OCC) by July 21, 2011. The OCC will assume responsibility for regulating the Bank. All orders, resolutions, determinations, agreements, interpretations, guidelines, procedures and advisory materials issued by the OTS will remain in effect and shall be enforceable by or against the OCC, until modified, terminated or superseded. The Board of Governors of the Federal Reserve (Fed) will assume responsibility for regulating SHLCs and thus, will be the regulator of the Company. The powers, rulemaking authorities, and duties of the OTS related to savings and loan holding companies and their non-depository institution subsidiaries will also be enforceable by or against the Fed, until modified, terminated or superseded. Additionally, under the Act, the Fed obtains the authority to set capital standards for SHLC.

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

Financial Condition

Consolidated assets of the Company were $830.6 million as of December 31, 2010, a decrease of approximately $28.9 million, or 3.4%, as compared to June 30, 2010. The Bank’s regulatory capital ratios for Tier 1 core capital, Tier 1 risk-based capital, and total risk-based capital were 8.84%, 12.16% and 13.42%, respectively, at December 31, 2010.

At December 31, 2010, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold totaled $130.9 million, an increase of $0.9 million, or 0.71%, as compared to June 30, 2010. The change in the Company’s cash, cash equivalents and federal funds sold consisted of a decrease in cash of $5.5 million, which was offset by an increase in federal funds and interest-bearing deposits of $6.4 million. The increase in cash and cash equivalents resulted from the repayment of loans receivable, the

PART I — FINANCIAL INFORMATION

repayment of mortgage-backed securities available for sale, and a decline in securities available for sale, offset by a decrease in deposits and an increase in loans receivable available for sale. The slight increase to cash and cash equivalents was in accordance with the Bank’s decision to maintain higher cash balances in order to bolster the Company’s liquidity to meet potential funding needs and reduce its current risk profile.

The Bank continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Bank to increase its investment in loans serviced. Mortgage application volume remained high as a result of historically low interest rates, economic forecasts and mild inflation results. This resulted in elevated mortgage refinance activity during the six months ended December 31, 2010 and increases in the volume of loan sales and related mortgage banking revenue.

During the six months ended December 31, 2010, mortgage-backed securities available for sale decreased by $4.1 million as a result of principal repayments of $7.9 million, the amortization of $0.1 million in book premium and a decline in the market valuation adjustment of $1.2 million for securities held for sale, which was partially offset by the purchase of $5.1 million in mortgage-backed securities available for sale.

Securities available for sale decreased by $3.2 million during the six months ended December 31, 2010 as a result of calls exercised on agency securities totaling $33.0 million and a decline in the market valuation adjustment of $0.2 million, which was partially offset by the purchase of $30.0 million in agency securities available for sale.

Loans receivable, net, decreased by $25.7 million, or 4.4%, during the six months ended December 31, 2010. The decrease in loans receivable included decreases in one-to-four family, one-to-four family construction, commercial real estate, and land loan categories, partially offset by an increase in the commercial and industrial loan category. This decline was primarily due to portfolio paydowns and amortization combined with the results of problem loan disposition. The Bank has only recently begun to originate high quality commercial and industrial loans and select commercial real estate loans, but has otherwise done very little new loan portfolio origination as it addresses its asset quality issues and works to reposition its balance sheet and strengthen its capital ratios. Additionally, almost all new residential loan production is being sold in the secondary market in this interest rate environment, as the Bank manages its interest rate and liquidity risk along with its capital ratios. Since the Company successfully completed its common stock offering and now exceeds the capital ratio requirements of the OTS, the Bank intends to accelerate the origination of commercial and industrial loans for its portfolio.

The Bank does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. All one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to the Bank’s board loan committee for approval. Any exposure the Bank may have to these types of loans is immaterial.

The increase of $2.6 million in loans receivable held for sale as of December 31, 2010 was the result of increased new loan originations and timing differences between the origination and the sale of loans. One-to-four family mortgage application volume has slowed toward the end of the current period as a result of higher interest rates resulting in less refinance activity and related revenue.

Real estate owned activity for the most recent six-month period ended December 31, 2010 consisted of the addition of 11 single-family properties, 2 land loans and 1 nonresidential real estate property totaling approximately $4.1 million, offset by the disposal of 14 single-family properties and 2 land loans totaling $2.6 million. The Bank incurred a loss of approximately $0.2 million on the disposition of these properties. The Bank also recorded an impairment charge of $0.7 million on the carrying amount of real estate still in inventory at

PART I — FINANCIAL INFORMATION

December 31, 2010, based on updated valuations and market conditions. At December 31, 2010, the Bank held 33 properties totaling $8.8 million in real estate owned. The real estate owned included 17 single-family properties, 12 land properties, and 4 commercial properties.

The Bank generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. During the six-month period ending December 31, 2010, the Bank funded a decrease in deposits with the repayment of loans and mortgage-backed securities, and proceeds received on callable securities. Deposits decreased by $38.6 million, or 5.8%, as a result of the maturity of $23.2 million in brokered deposits, $30.3 million in retail certificates of deposit and an increase of $14.9 million in non-maturing deposits. Brokered deposits represent funds which the Bank obtains through a deposit broker that places deposits from third parties with insured depository institutions. Under its regulatory order with the OTS, the Bank is currently prohibited from obtaining or renewing brokered deposits. At December 31, 2010, the Bank has approximately $5.0 million of remaining brokered deposits, all which mature in February 2011. The decline in retail certificates of deposit was strategically intended as part of management’s relationship pricing initiative which targeted rate sensitive non-relationship deposits for reduction. Since December 2010, management has updated its retail certificate of deposit strategy to maintain or grow this portfolio and its liquidity position as it funds anticipated loan portfolio growth. Additionally, the Bank has a $50 million repurchase agreement which matures in March 2011. Management intends to pay off this borrowing by utilizing a portion of its cash and cash equivalents position and retaining the securities currently collateralizing this obligation.

The increase in advances from borrowers for taxes and insurance of $8.6 million for the period ended December 31, 2010 is attributable to timing differences between the collection and payment of taxes and insurance. The increase of $6.6 million in accrued expenses and other liabilities is primarily the result of timing differences between the collection and remittance of funds received on loans serviced for investors.

Results of Operations: Three months ended December 31, 2010, compared to three months ended December 31, 2009.

The Company’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income is determined by: (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”); and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, the collectibility of loans, and deposit flows. Net interest income also includes amortization of loan origination fees, net of origination costs.

The Company’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts and gains on the sale of loans held for sale. In addition, net income is affected by the level of operating expenses, loan loss provisions and costs associated with the acquisition, maintenance and disposal of real estate.

The Company’s net loss for the three months ended December 31, 2010 was $3,709,928, as compared to a net loss of $1,281,031 for the prior year comparable period. This represents an increase in the loss of $2,428,897 when compared with the prior year comparable period, as a result of a higher provision for loan losses recorded in the current period.

Net Interest Income

Net interest income for the three months ended December 31, 2010 decreased by $35,000, or 0.7%, as compared to the prior year comparable period. This resulted from a decrease of $1,654,200, or 16.5%, in interest income, which was offset by a decrease of $1,619,200, or 33.2%, in interest expense. The slight decrease in net interest

PART I — FINANCIAL INFORMATION

income was attributable to an increase of 3 basis points in the interest-rate spread that was more than offset by a lower volume of interest sensitive assets and liabilities for the quarter ended December 31, 2010, as compared to the prior year comparable period. The increase in the interest-rate spread resulted primarily from significantly lower costs of deposits, which decreased the Bank’s cost on interest-bearing liabilities by 68 basis points from the prior year comparable period (as part of management’s efforts to reduce funding costs), which more than offset the decrease of 65 basis points on interest-earning assets.

Total average interest-earning assets for the quarter ended December 31, 2010 were $29.2 million lower, compared to the comparable quarter in 2009. Average loan balances continued to be impacted by loan payments and payoffs, which are not being totally replaced by new portfolio loan production, as well as loan charge-offs and problem loan disposition contributing to the overall decline. The impact of lower loan balances was partially offset by higher average investments and cash and cash equivalents but funds were reinvested at substantially lower yields.

For the quarter ended December 31, 2010, total average interest-bearing liabilities were $60.5 million lower than the comparable quarter in 2009. This resulted from the deleveraging that occurred as part of management’s strategy to reduce the Company’s risk profile, improve the Company’s capital ratios, as well as a result of a lack of attractive long-term investments and lower deposit balances. Deposit balances dropped significantly as the Bank did not renew maturing brokered deposits and strategically reduced its retail certificates of deposit.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the three months ended December 31, 2010 and 2009, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

	December 31, 2010			December 31, 2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Interest-earning assets

Loans (1)	$619,982	$7,656	4.94%	$687,658	$9,139	5.32%
Mortgage-backed securities	43,709	467	4.27	59,724	693	4.64
Investments and other	134,297	235	0.70	79,764	180	0.90

Total interest-earning assets	797,988	8,358	4.19	827,146	10,012	4.84

Non-interest-earning assets	35,704			51,043

Total assets	$833,692			$878,189

Interest-bearing liabilities

Deposits	$643,919	$2,347	1.46%	$694,234	$3,763	2.17%
Borrowings	86,220	904	4.19	86,436	912	4.22

Subordinated debt	—	—	—	10,000	195	7.80

Total interest-bearing liabilities	730,139	3,251	1.78	790,670	4,870	2.46

Non-interest-bearing liabilities	23,609			33,283

Total liabilities	753,748			823,953

Stockholders’ equity	79,944			54,236

Total liabilities and stockholders’ equity	$833,692			$878,189

Net interest income		$5,107			$5,142

Interest-rate spread			2.41%			2.38%

Yield on interest-earning assets			2.56%			2.49%

Interest-earning assets to interest-bearing liabilities	109.29%			104.61%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

PART I — FINANCIAL INFORMATION

Provision for Loan Losses and Asset Quality

For the three months ended December 31, 2010, a provision for loan losses of $4.5 million was recorded, while a provision for loan losses of $2.2 million was recorded in the prior year comparable period. The increase in the provision for the current period reflects the declining real estate values in the Bank’s markets resulting in increased loan impairments combined with the costs associated with the successful problem loan dispositions which occurred during the period. During the period, the Bank disposed of $13.6 million in nonperforming assets and charged off an additional $0.7 million in nonperforming assets, utilizing $4.6 million and $0.7 million in specific allowances, respectively.

The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. The allowance for loan losses consists of a specific component and a general component.

The following is a breakdown of the valuation allowances:

	December 31, 2010	June 30, 2010
General valuation allowance	$16,015,184	$16,902,971
Specific valuation allowance	15,477,813	14,616,876

Total valuation allowance	$31,492,997	$31,519,847

The allowance for loan losses was 5.30% of loans outstanding at December 31, 2010, compared with 5.09% at June 30, 2010. The general valuation portion of the allowance was 3.18% and 3.08% of performing loans at December 31, 2010 and June 30, 2010, respectively.

Management’s approach includes establishing a specific valuation allowance by evaluating individual nonperforming loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management establishes a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on historical loss experience, trends based on changes to nonperforming loans and foreclosure activity, and a subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Bank’s loss experience for each category. Historical loss percentages are calculated based on transfers from the general reserve to the specific reserve, indicating a loss has been incurred, for each risk category during the historical period and dividing the total by the average balance of each category. Presently, historical loss percentages are updated on a monthly basis using an 18-month rolling average. Subjective adjustments are made to the Bank’s historical experience including consideration of trends in delinquencies and classified loans, portfolio growth, national and local economic and business conditions including unemployment, bankruptcy and foreclosures and effectiveness of credit administration, as appropriate.

A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses. The current period provision for loan losses reflects the continued level of elevated charge-offs during the period.

The total allowance for loan loss decreased slightly during the quarter, which was directionally consistent with the reduction in nonperforming loans and improved level of delinquent loans. The composition of the allowance shifted during the period as the general portion declined $888,000, while the specific allowance increased by $861,000. The decline to the general allowance is partly due to the continued run-off and decline of the loans receivable balance. The general valuation allowance to total performing loans percentage increased slightly

PART I — FINANCIAL INFORMATION

during the quarter from 3.08% at June 30, 2010 to 3.18% at December 31, 2010. Additionally, based on recent portfolio trends, historical loss experience and management’s factors, the Bank has experienced a decrease to the general valuation allowance allocation to the one-to-four family loan pools, multi-family loan pools, and commercial non real estate loan pools, while commercial real estate loan pools, one-to-four family construction loan pools, one-to-four family second mortgage loan pools, and land loan pools experienced an increased allocation reflecting the levels of recent charge-offs. The increase in the specific valuation allowance fiscal year-to-date was the result of the ongoing review of the individual loans for impairment and updates to valuations. Almost all of these loans are real estate related and considered collateral dependent. Real estate valuations in the Bank’s marketplace have declined and updated valuations have resulted in increased impairment valuation allowances.

The Bank continues to aggressively review and monitor its loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends, and loan collateral valuation in order to identify impaired loans. This analysis is performed so that management can identify all troubled loans and loan relationships as well as deteriorating loans and loan relationships. As a result of this review, detailed action plans are developed to either resolve or liquidate the loan and end the borrowing relationship.

Nonperforming assets at December 31, 2010 and June 30, 2010 were as follows:

	December 31, 2010	June 30, 2010

Total nonperforming loans	$58,215,992	$69,565,017

Other nonperforming assets (1)	8,763,893	8,173,741

Total nonperforming assets	$66,979,885	$77,738,758

Ratio of nonperforming loans to total loans	9.80%	11.24%

Total nonperforming assets to total assets	8.06%	9.04%

(1)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession.

The elevated levels of nonperforming loans at December 31, 2010 and June 30, 2010 were attributable to poor current local economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures, as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have experienced slow sales and price decreases. The Bank has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Bank continues to experience an elevated level of nonperforming loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, the Bank’s primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off. The Bank experienced a decrease in nonperforming loans in the one-to-four family, construction, land, and commercial real estate loan portfolios.

Of the $58.2 million and $69.6 million in non-accruing loans at December 31, 2010 and June 30, 2010, $42.0 million and $50.1 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral and, to the extent collection of loan principal was in doubt, specific loss reserves were established. The evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor

PART I — FINANCIAL INFORMATION

local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Included in the impaired amount at December 31, 2010 and June 30, 2010, were $33,573,599 and $32,521,481, respectively, related to loans with a corresponding valuation allowance of $10,756,578 and $10,322,692, respectively. At December 31, 2010 and June 30, 2010, respectively, $8,473,299 and $18,029,777 of nonperforming loans had no allowance for loan losses allocated. The remaining balance of nonperforming loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $3,893,185, or 24.1%, and $3,966,256, or 20.9%, were established for these loans as of December 31, 2010 and June 30, 2010, respectively.

There are $5.3 million and $1.8 million in performing loans for which the Bank has established specific loan loss reserves as of December 31, 2010 and June 30, 2010, respectively. These loans are collateralized by various forms of one-to-four family real estate, non-residential real estate or residential construction. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $0.8 million and $0.4 million were established for these loans as of December 31, 2010 and June 30, 2010, respectively. The Bank was accruing interest on $14.9 million and $27.6 million of adversely classified loans at December 31, 2010 and June 30, 2010, respectively.

Non-Interest Income

For the three months ended December 31, 2010, non-interest income increased by $1,280,484 from the prior year comparable period. This resulted primarily from an increase of $1,108,733 in income from mortgage banking activities, net during the current period. Additionally, losses and provision for losses on real estate owned decreased by $34,329, other, net increased by $140,286, and service and other fees increased by $6,730 from the prior year comparable period.

In the current period, income from mortgage banking activities increased by $1,108,733 as a result of increased loan refinance activity resulting from cyclically low market rates during most of the current period that resulted in an increase to gains on loan origination and sales activity of $1,173,060, a valuation impairment recovery of $718,714 recorded to the book value of mortgage loan servicing rights, and an increase to mortgage loan servicing fees of $10,507. This gain was partially offset by an increase to the amortization of mortgage loan servicing rights of $793,548. The Bank pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans. In the current period, other, net increased by $140,286 primarily due to increased income generated by the Company’s partnership interest in a title company, as the result of higher loan refinance activity. The title company earnings are directly correlated to loan origination activity of the Bank.

Non-Interest Expense

Non-interest expense for the three months ended December 31, 2010 decreased by $53,104, or 0.9%, from the prior year comparable period. This resulted from decreases in other, net of $196,852, real estate owned expense of $42,752, and FDIC insurance of $116,405, which was partially offset by increases to compensation and benefits of $78,322, office occupancy and equipment of $6,785, and outside services of $217,798.

The increase in outside services is due to increased cost associated with the migration to an outside service provider for information technology. The decrease to other, net is the result of lower legal expenses and lower state franchise tax expense in the current period. The decrease to real estate owned expense is attributable to a decline in the acquisition and maintenance of properties acquired through foreclosure. The increase to compensation and benefits is due to higher staffing and other related compensation benefits. The decrease in the cost of FDIC insurance is due to a lower deposit base.

PART I — FINANCIAL INFORMATION

Income Tax Expense (Benefit)

The federal income tax provision (benefit) for the three-month period ended December 31, 2010 represented an effective rate of 34.6% on the loss for the current period, compared to (29.0)% for the prior year comparable period. The Company recorded a valuation allowance against deferred tax assets of $2.4 million, resulting in a net deferred tax asset of $0 at December 31, 2010. In recording the valuation allowance, $1.9 million was recognized against results from continuing operations, while $0.5 million, the portion of the change in the deferred tax asset relating to changes which flowed through comprehensive loss, was recorded to other comprehensive loss.

Results of Operations: Six months ended December 31, 2010, compared to six months ended December 31, 2009.

The Company’s net loss for the six months ended December 31, 2010 was $4,328,341, as compared to net income of $2,918,896 for the prior year comparable period. This represents a decrease of $7,247,238 when compared with the prior year comparable period. The primary reason the Company was profitable in the prior period was the $8,561,530 gain on an exchange the Company entered into during the period, resulting in the cancellation of the $10 million of the Trust I Debentures.

Net interest income for the six months ended December 31, 2010 increased by $763,927, or 7.9%, as compared to the prior year comparable period. This resulted from a decrease of $2,798,540, or 14.0%, in interest income more than offset by a decrease of $3,562,467, or 34.3%, in interest expense. The increase in net interest income was attributable to a 21 basis point increase in the interest-rate spread partially offset by a decrease in the average balance of interest-earning assets and interest-bearing liabilities for the quarter ended December 31, 2010 as compared to the prior year comparable period. The increase in interest-rate spread resulted primarily from a decrease of 77 basis points in rates paid on deposits in the current period. This decrease resulted in an overall decline of 73 basis points on the cost of interest-bearing liabilities and more than offset the decrease of 52 basis points on interest-earning assets.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the six months ended December 31, 2010 and 2009 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities. Net interest income is affected by the interest-rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.

	December 31, 2010			December 31, 2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Interest-earning assets

Loans (1)	$622,773	$15,788	5.07%	$695,698	$18,296	5.26%
Mortgage-backed securities	44,757	928	4.15	61,278	1,357	4.43
Investments and other	134,311	495	0.74	74,389	357	0.96

Total interest-earning assets	801,841	17,211	4.29	831,365	20,010	4.81

Non-interest-earning assets	40,482			58,164

Total assets	$842,323			$889,529

Interest-bearing liabilities

Deposits	$652,019	$5,013	1.54%	$703,001	$8,122	2.31%
Borrowings	86,233	1,815	4.21	86,450	1,824	4.22

Subordinated debt	—	—	—	13,478	445	6.60

Total interest-bearing liabilities	738,252	6,828	1.86	802,929	10,391	2.59

Non-interest-bearing liabilities	23,027			33,941

Total liabilities	761,279			836,870

Stockholders’ equity	81,044			52,659

Total liabilities and stockholders’ equity	$842,323			$889,529

Net interest income		$10,383			$9,619

Interest-rate spread			2.43%			2.22%

Yield on interest-earning assets			2.59%			2.31%

Interest-earning assets to interest-bearing liabilities	108.61%			103.54%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

Provision for Loan Losses

For the six months ended December 31, 2010, a provision for loan losses of $7,300,000 was recorded, while a provision for loan losses of $4,010,000 was recorded in the prior year comparable period. The current period provision for loan losses reflects increases to specific loan loss reserves, adjustments to historical loan loss percentages based upon the methodology described previously, and the elevated level of charge-offs during the current period.

PART I — FINANCIAL INFORMATION

Non-Interest Income

For the six months ended December 31, 2010, non-interest income decreased by $6,094,604 from the prior year comparable period. This resulted primarily from the Company entering into an exchange agreement in the prior period whereby the Company paid $500,000 in cash, and issued $500,000 in common stock and warrants valued at $830,000 in exchange for the cancellation of $10.0 million of the Trust I Debentures. This transaction resulted in a pretax gain of $8,561,530. Income from mortgage banking activities increased by $2,468,302. Other, net increased by $226,766 primarily due to income generated by the Company’s partnership interest in a title company, income on bank owned life insurance (“BOL”I) increased by $45,380, and service and other fees increased by $13,612. These increases were partially offset by increases to the provision for losses and losses on real estate owned of $287,134.

In the current period, income from mortgage banking activities increased by $2,468,302, as a result of: (i) increased loan refinance activity resulting from cyclically low market rates during most of the current period, which resulted in an increase to gains on loan origination and sales activity of $4,009,462; (ii) a valuation impairment charge of $465,085 recorded against the book value of the mortgage loan servicing rights; and (iii) an increase to mortgage loan servicing fees of $18,658. This gain was partially offset by an increase to the amortization of mortgage loan servicing rights of $1,094,733.

During the six months ended December 31, 2009, the Bank was able to restructure its investment in BOLI, transferring the balances from money market accounts into separate accounts generating earnings in excess of the cost of insurance. The Bank realized the full benefit of this restructuring in the current period. For part of the prior year comparable period, the earnings of the money market account were insufficient to offset the cost of BOLI.

Non-Interest Expense

Non-interest expense for the six months ended December 31, 2010 decreased by $361,273, or 2.9%, from the prior year comparable period. This resulted from decreases in other, net of $421,426, real estate owned expense of $88,376, outside services of $83,735, and FDIC insurance of $75,861, partially offset by increases to compensation and benefits of $272,634, and office occupancy and equipment of $35,491.

The decrease to other, net is primarily the result of lower legal expenses and lower state franchise tax expense in the current period. The decrease to real estate owned expense is attributable to a decline in the acquisition and maintenance of properties acquired through foreclosure. The decrease in the cost of FDIC insurance is due to a lower deposit base. The increase to compensation and benefits is due to higher staffing and other related compensation benefits. The increase to office occupancy and equipment is due to the cost of relocating a branch office.

Income Tax Expense (Benefit)

The federal income tax provision (benefit) for the six-month period ended December 31, 2010 represented an effective rate of 16.3% on the loss for the current period compared to an effective rate of 35.7% on income for the prior year comparable period. The Company recorded a valuation allowance against deferred tax assets of $2.4 million, resulting in a net deferred tax asset of $0 at December 31, 2010. In recording the valuation allowance, $1.9 million was recognized against results from continuing operations, while $0.5 million, the portion of the change in the deferred tax asset relating to changes which flowed through comprehensive loss, was recorded to other comprehensive loss.

PART I — FINANCIAL INFORMATION

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

Management believes the Company maintains sufficient liquidity to meet current operational needs. Cash at the Company level totaled $5,148,355 at December 31, 2010.

The Bank’s primary regulator, the OTS, has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At December 31, 2010, the Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

(In thousands)	Park View Federal Capital	Percent of Assets (1)	Requirement for Well-Capitalized Institution
Tangible capital	$74,274	8.84%	N/A
Tier-1 core capital	74,274	8.84	5.00%
Tier-1 risk-based capital	74,274	12.16	6.00
Total risk-based capital	82,014	13.42	10.00

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

Pursuant to the Bank Order, the OTS directed the Bank to raise its Tier 1 (core) capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009. At December 31, 2010, the Bank continued to meet these capital requirements. During the quarter ended December 31, 2010, the Company invested an additional $4.0 million in the capital of the Bank. With the addition of capital invested in the Bank, the Bank exceeded the required capital ratios under the Bank Order. However, until the Bank Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

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

PART I — FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Bank’s market risk is generally composed of interest rate risk.

Asset/Liability Management: The Bank’s asset and liability committee (“ALCO”), which includes senior management representatives, monitors and considers methods of managing the rate sensitivity and repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value (“NPV”) and net interest income. The Bank’s asset and liability management program is designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

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

Item 4.	Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

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

Although the Company believes that its mortgage documentation and procedures have been appropriate, it is possible that the Company may receive repurchase requests in the future and the Company may not be able to reach favorable settlements with respect to such requests. During the period, the Company received a request from the FHLMC to repurchase three loans totaling $457,372 due to non-compliance with FHLMC underwriting standards. In addition, the Company could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and the Company’s financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	N/A

(b)	N/A

(c)	The Company did not repurchase its equity securities during the period ended December 31, 2010.

PART II — OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1 [1]	First Amended and Restated Articles of Incorporation, as amended

3.2 [2]	Code of Regulations, as amended and restated

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2010 (Commission File No. 333-163037).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2008 (Commission File No. 0-24948).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.
(Registrant)

Date: February 14, 2011	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer
(Duly authorized officer)

/s/ James H. Nicholson
James H. Nicholson
Chief Financial Officer
(Principal financial officer)

/s/ Edward B. Debevec
Edward B. Debevec
Treasurer and Principal Accounting Officer
(Principal accounting officer)