Form 10-Q
period 2011-03-31
PVF CAPITAL CORP
filed 2011-05-16
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	25,669,718
(Class)	(Outstanding at May 13, 2011)

PVF CAPITAL CORP.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011	June 30, 2010
	(unaudited)

ASSETS
Cash and amounts due from depository institutions	$24,721,575	$18,283,620
Interest-bearing deposits	54,803,920	111,759,326
Federal funds sold	10,000,000	—

Total cash and cash equivalents	89,525,495	130,042,946
Securities available for sale	15,872,390	20,149,149
Mortgage-backed securities available for sale	38,965,491	47,145,878
Loans receivable held for sale, net	5,848,380	8,717,592
Loans receivable, net of allowance of $29,876,242 and $31,519,466, respectively	561,923,818	587,405,644
Office properties and equipment, net	7,664,780	7,876,320
Real estate owned, net	8,082,863	8,173,741
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank-owned life insurance	23,353,428	23,144,033
Prepaid expenses and other assets	13,125,640	14,118,127

Total assets	$777,173,385	$859,584,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$647,250,571	$667,546,477
Note payable	1,179,445	1,259,444
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Repurchase agreement	—	50,000,000
Advances from borrowers for taxes and insurance	7,405,240	4,930,327
Accrued expenses and other liabilities	11,857,625	17,605,257

Total liabilities	702,692,881	776,341,505

Stockholders’ equity
Serial preferred stock, none issued	—	—
Common stock, $.01 par value, 65,000,000 shares authorized; 26,142,443 and 26,114,943 shares issued, respectively	261,424	261,149
Additional paid-in capital	100,483,297	100,260,665
Retained earnings (accumulated deficit)	(22,219,533)	(15,097,658)
Accumulated other comprehensive income	(207,537)	1,656,016
Treasury stock at cost, 472,725 shares, respectively	(3,837,147)	(3,837,147)

Total stockholders’ equity	74,480,504	83,243,025

Total liabilities and stockholders’ equity	$777,173,385	$859,584,530

See Notes to the Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Interest and dividends income
Loans	$7,328,247	$8,571,176	$23,116,620	$26,867,466
Mortgage-backed securities	419,470	606,234	1,347,261	1,962,861
Federal Home Loan Bank stock dividends	145,309	145,310	418,203	450,319
Securities	43,033	52,396	183,955	93,707
Fed funds sold and interest-bearing deposits	72,288	4,349	153,404	14,748

Total interest and dividends income	8,008,347	9,379,465	25,219,443	29,389,101

Interest expense
Deposits	2,171,129	3,226,333	7,184,421	11,348,323
Short-term borrowings	—	—	—	50
Long-term borrowings	828,394	891,767	2,643,346	2,715,699
Subordinated debt	—	129,760	—	574,499

Total interest expense	2,999,523	4,247,860	9,827,767	14,638,571

Net interest income	5,008,824	5,131,605	15,391,676	14,750,530
Provision for loan losses	2,090,000	7,000,000	9,390,000	11,010,000

Net interest income after provision for loan losses	2,918,824	(1,868,395)	6,001,676	3,740,530

Non-interest income
Service charges and other fees	131,252	160,652	491,947	507,735
Mortgage banking activities, net	803,656	769,798	5,778,162	3,276,002
Increase in cash surrender value of bank-owned life insurance	65,773	75,312	209,395	173,554
Gain on sale of equity securities	—	23,871	—	23,871
Gain (loss) on real estate owned	(59,560)	6,028	(282,690)	(153,505)
Provision for real estate owned losses	(279,160)	(244,647)	(1,004,470)	(746,420)
Gain on the cancellation of subordinated debt	—	9,065,908	—	17,627,438
Other, net	174,453	98,188	742,181	439,150

Total non-interest income	836,414	9,955,110	5,934,525	21,147,825

Non-interest expense
Compensation and benefits	2,867,152	2,316,795	7,753,597	6,930,606
Office occupancy and equipment	656,002	645,445	2,016,648	1,970,600
Outside services	678,471	535,085	1,940,005	1,880,354
Federal deposit insurance premium	480,057	584,440	1,707,741	1,887,985
Real estate owned and collection expense	846,864	948,914	2,206,173	2,396,599
Other	1,089,128	1,093,522	2,895,181	3,321,001

Total non-interest expense	6,617,674	6,124,201	18,519,345	18,387,145

Income (loss) before federal income taxes	(2,862,436)	1,962,514	(6,583,144)	6,501,210
Federal income tax provision (benefit)	(68,901)	693,449	538,732	2,313,249

Net income (loss)	$(2,793,535)	$1,269,065	$(7,121,876)	$4,187,961

Basic earnings (loss) per share	$(0.11)	$0.14	$(0.28)	$0.50

Diluted earnings (loss) per share	$(0.11)	$0.13	$(0.28)	$0.50

Dividend declared per common share	$—	$—	$—	$—

See Notes to the Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$(7,121,876)	$4,187,961
Adjustments to reconcile net income to net cash flow from operating activities
Amortization of premium on mortgage-backed securities	202,807	252,764
Depreciation and amortization	563,052	678,930
Provision for loan losses	9,390,000	11,010,000
Provision for real estate owned losses	1,004,470	746,420
Accretion of deferred loan origination fees, net	(322,505)	(600,675)
Gain on cancellation of subordinated debt	—	(17,627,438)
(Gain) loss on sale of loans receivable held for sale, net	(7,514,596)	(3,691,269)
Loss on disposal of real estate owned, net	282,690	153,505
Gain on sale of equity securities	—	(23,871)
Market adjustment for loans held for sale	273,721	15,945
Change in fair value of mortgage banking derivatives	208,477	806,434
Stock compensation	222,908	97,549
Change in accrued interest on securities, loans, and borrowings, net	(60,338)	1,134,951
Origination of loans receivable held for sale, net	(303,712,459)	(146,265,231)
Sale of loans receivable held for sale, net	310,276,809	165,629,696
Increase in cash surrender value of bank-owned life insurance	(209,395)	(173,554)
Net change in other assets and other liabilities	(1,356,628)	11,022,159

Net cash from operating activities	2,127,137	27,354,276

Investing activities:
Loan repayments and originations, net	11,013,313	47,673,824
Principal repayments on mortgage-backed securities available for sale	11,478,648	14,143,910
Purchase of mortgage-backed securities available for sale	(5,138,782)	(1,501,775)
Purchase of securities held to maturity	—	(112,000,000)
Purchase of securities available for sale	(47,950,000)	(10,000,000)
Calls of securities available for sale	52,000,000	157,000,000
Sale of securities available for sale	—	71,471
Proceeds from sale of real estate owned	4,204,737	4,323,404
Additions to office properties and equipment, net	(351,512)	(98,695)

Net cash from investing activities	25,256,404	99,612,139

Financing activities:
Net increase (decrease) in demand deposits, NOW, and passbook savings	26,244,651	(185,316)
Net increase (decrease) in time deposits	(46,540,557)	(35,184,147)
Net increase in advances from borrowers for taxes and insurance	2,474,913	(2,425,359)
Repayment of note payable	(80,000)	(80,000)
Repayment of repurchase agreement	(50,000,000)	—
Payment in exchange for cancellation of subordinated debt	—	(900,000)
Proceeds from Stock Offering, net of issuance cost	—	27,964,065

Net cash from financing activities	(67,900,993)	(10,810,757)

Net increase in cash and cash equivalents	(40,517,452)	116,155,658
Cash and cash equivalents at beginning of period	130,042,946	21,213,058

Cash and cash equivalents at end of period	$89,525,494	$137,368,716

Supplemental disclosures of cash flow information:
Cash payments of interest	$10,087,811	$15,628,892
Cash payments of income taxes	$—	$—
Supplemental noncash operating activity:
Reversal of accrued interest on subordinated debt	$—	$1,511,442
Supplemental noncash investing activity:
Transfer of loans to real estate owned	$4,396,549	$4,607,000
Supplemental noncash financing activity:
Common stock and warrants exchanged for cancellation of debt	$—	$2,984,004

See Notes to the Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended

March 31, 2011 and 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

The accounting and reporting policies of PVF Capital Corp. (the “Company”) conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and general industry practice. The Company’s principal subsidiary, Park View Federal Savings Bank (the “Bank”) is principally engaged in the business of offering deposits through the issuance of savings accounts, money market accounts, and certificates of deposit and lending funds primarily for the purchase, construction, and improvement of real estate in Cuyahoga, Summit, Geauga, Lake, Medina, Lorain and Portage Counties, Ohio. The deposit accounts of the Bank are insured up to applicable limits under the Federal Deposit Insurance Corporation (“FDIC”). The following is a description of the significant policies, which the Company follows in preparing and presenting its consolidated financial statements.

The accompanying consolidated interim financial statements were prepared in accordance with regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. All information in the consolidated interim financial statements is unaudited except for the June 30, 2010 consolidated statement of financial condition, which was derived from the Company’s audited financial statements. Certain information required for a complete presentation in accordance with U.S. GAAP has been condensed or omitted. However, in the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to fairly present the interim financial information. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2011. The results of operations for the Company for the periods being reported have been derived primarily from the results of operations of the Bank. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “PVFC.”

The following is a description of the significant policies which the Company follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, PVF Service Corporation (“PVFSC”), PVF Holdings, Inc., and Mid-Pines Land Company (“MPLC”). PVFSC owns some Bank premises and leases them to the Bank. PVF Holdings, Inc. and MPLC did not have any significant assets or activity as of or for the periods presented. The Company also created PVF Capital Trust (“Trust I”) and PVF Capital Trust II (“Trust II”) for the sole purpose of issuing trust preferred securities. The trusts are not consolidated into the financial statements. PVFSC and the Bank have entered into various nonconsolidated joint ventures that own real estate including properties leased to the Bank. The Bank has created a wholly-owned limited liability company, Crock, LLC that has taken title to property acquired through or in lieu of foreclosure. All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of mortgage servicing rights, fair value of mortgage banking derivatives, valuation of loans held for sale, fair value of securities, valuation of real estate owned, the realizability of deferred tax assets and the liability recorded for the Company’s supplemental employee retirement plan accrual are particularly subject to change.

PART I — FINANCIAL INFORMATION

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the total of principal balance outstanding, purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is greater than 90 days delinquent unless the loan is well-secured with a loan-to-value ratio of 60% or less and in process of collection. Interest income on consumer loans is discontinued at the time the loan is greater than 90 days delinquent. Consumer loans that become 180 days or more past due will be classified as loss and fully reserved. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due greater than 90 days still on accrual, if any, include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level to absorb probable incurred losses in the portfolio as of the balance sheet date. The adequacy of the allowance for loan losses is periodically evaluated by the Bank based upon the overall portfolio composition and general market conditions as well as information about specific borrower situations and estimated collateral values. While management uses the best information available to make these evaluations, future adjustments to the allowance may be necessary if economic conditions change substantially from the assumptions used in making the evaluations. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 18 months. During the period ended December 31, 2010, the Bank changed the loss history period to 18 months from 12 months. This change was made to more appropriately capture the Bank’s recent loss experience over a longer period of time under the current adverse economic conditions.

The portfolio segments include one-to-four family, one-to-four family construction, multi-family, commercial real estate, land, commercial and industrial, and consumer loans. One-to-four family, one-to-four family construction, and consumer loans rely on the historic cash flows of individual borrowers and on the real estate securing the loan. Multi-family, commercial real estate, land, and the commercial and industrial segments are comprised of loans with a reliance on historic cash flows of small business borrowers and of small scale investors, as well as of the underlying real estate projects or land. The underwriting criteria across all segments consider the risk attributes to be impacted by weak local economic conditions and a weak real estate market.

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

PART I — FINANCIAL INFORMATION

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

NOTE 2 — SECURITIES

As of March 31, 2011 and June 30, 2010, respectively, the fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2011
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
FHLB structured notes	$7,000,000	$—	$(62,500)	$6,937,500
FNMA structured notes	8,950,000	—	(15,110)	8,934,890

Total	$15,950,000	$—	$(77,610)	$15,872,390

	June 30, 2010
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
FHLMC structured notes	$10,000,000	$81,325	$—	$10,081,325
FNMA structured notes	10,000,000	67,824	—	10,067,824

Total	$20,000,000	$149,149	$—	$20,149,149

Securities available for sale at March 31, 2011 are summarized as follows:

	March 31, 2011
	Amortized Cost	Fair Value
Available-for-sale
One to five years	$7,000,000	$6,982,500
Five to ten years	8,950,000	8,889,890

Total	$15,950,000	$15,872,390

PART I — FINANCIAL INFORMATION

The Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) structured notes are callable quarterly, have multiple coupon resets and maturities ranging up to 10 years. At March 31, 2011, gross unrealized losses have been in a loss position for less than 12 months and no impairment has been taken as the investments are government sponsored entities and are believed to not involve credit risk.

As of March 31, 2011 and June 30, 2010, respectively, the fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

FNMA mortgage-backed securities	$18,088,719	$528,271	$—	$18,616,990
FHLMC mortgage-backed securities	18,397,809	113,006	—	18,510,815
GNMA mortgage-backed securities	1,756,706	80,980	—	1,837,686

Total	$38,243,234	$722,257	$—	$38,965,491

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

FNMA mortgage-backed securities	$23,208,640	$1,147,667	$—	$24,356,307
FHLMC mortgage-backed securities	18,445,372	1,020,651	—	19,466,023
GNMA mortgage-backed securities	3,131,896	191,652	—	3,323,548

Total	$44,785,908	$2,359,970	$—	$47,145,878

These mortgage-backed securities are backed by residential mortgage loans and do not mature on a single maturity date.

PART I — FINANCIAL INFORMATION

NOTE 3 — LOANS

Loans receivable at March 31, 2011 and June 30, 2010, respectively, consisted of the following:

	March 31, 2011	June 30, 2010
One-to-Four Family Loans:
1-4 Family Owner Occupied	$67,096,337	$73,471,830
1-4 Family Non-Owner Occupied	38,575,000	44,263,000
1-4 Family Second Mortgage	33,615,474	37,059,590
Home Equity Lines of Credit	72,734,768	74,419,240
Home Equity Investment Lines of Credit	8,192,599	8,841,389
One-to-Four Family Construction Loans:
1-4 Family Construction	—	6,162,722
1-4 Family Construction Models/Speculative	4,653,208	8,270,000
Multi-Family Loans:
Multi-Family	48,795,915	48,454,790
Multi-Family Second Mortgage	428,019	447,127
Multi-Family Construction	7,818,799	3,293,715
Commercial Real Estate Loans:
Commercial	195,258,918	203,558,052
Commercial Second Mortgage	8,155,532	8,131,965
Commercial Lines of Credit	20,072,640	24,971,468
Commercial Construction	4,932,804	5,293,686
Commercial and Industrial Loans	39,616,249	21,768,428
Land Loans:
Lot Loans	23,347,658	21,939,098
Acquisition and Development Loans	19,320,006	29,871,821
Consumer Loans	172,533	169,208

Total Loans Receivable	592,786,459	620,387,129

Net deferred loan origination fees	(986,399)	(1,462,019)
Allowance for loan losses	(29,876,242)	(31,519,466)

Total loans receivable, net	$561,923,818	$587,405,644

A summary of the changes in the allowance for loan losses for the three and nine months ended March 31, 2011 and 2010, respectively, is as follows:

	Three months ended March 31, 2011	Three months ended March 31, 2010	Nine months ended March 31, 2011	Nine months ended March 31, 2010

Beginning balance	$31,492,997	$29,912,830	$31,519,466	$31,483,205
Provision for loan losses	2,090,000	7,000,000	9,390,000	11,010,000
Loans charged-off	(3,848,733)	(6,641,275)	(11,474,301)	(12,221,650)
Recoveries	141,978	—	441,077	—

Ending balance	$29,876,242	$30,271,555	$29,876,242	$30,271,555

PART I — FINANCIAL INFORMATION

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011.

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Beginning balance at December 31, 2010	$10,263,194	$1,881,756	$2,935,622	$8,103,253	$669,481	$7,639,306	$385	$31,492,997
Provision for loan losses	1,001,661	(65,152)	(39,419)	756,591	(174,645)	544,832	66,132	2,090,000
Charge-offs	(1,221,777)	(469,065)	(490,082)	(59,769)	—	(1,608,040)	—	(3,848,733)
Recoveries	68,166	15,379	—	41,658	16,775	—	—	141,978

Ending balance at March 31, 2011	$10,111,244	$1,362,918	$2,406,121	$8,841,733	$511,611	$6,576,098	$66,517	$29,876,242

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2011:
	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$4,066,269	$1,050,248	$792,741	$3,490,899	$134,561	$4,623,667	$—	$14,158,385
Collectively evaluated for impairment	6,044,975	312,670	1,613,380	5,350,834	377,050	1,952,431	66,517	15,717,857

Total ending allowance balance	$10,111,244	$1,362,918	$2,406,121	$8,841,733	$511,611	$6,576,098	$66,517	$29,876,242

Loans
Loans individually evaluated for impairment	$16,291,538	$3,686,453	$2,807,946	$23,371,322	$399,334	$11,070,778	$—	$57,627,371
Loans collectively evaluated for impairment	203,556,203	959,012	54,139,867	204,668,481	39,150,993	31,525,887	172,246	534,172,689

Total ending loans balance	$219,847,741	$4,645,465	$56,947,813	$228,039,803	$39,550,327	$42,596,665	$172,246	$591,800,060

PART I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2011:

	Unpaid Principal Balance (1)	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$4,188,409	$4,181,440	$—	$4,163,289	$2,328	$2,328
1-4 Family Non-Owner Occupied	631,421	630,370	—	644,905	2,941	2,941
1-4 Family Second Mortgage	96,067	95,907	—	84,088	—	—
Home Equity Lines of Credit	793,402	792,082	—	1,008,817	1,626	1,626
Home Equity Investment Lines of Credit	92,088	91,934	—	130,227	—	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	55,361	55,269	—	209,107	—	—
Multi-Family Loans:
Multi-Family	—	—	—	—	—	—
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	5,582,139	5,572,851	—	5,692,615	36,677	36,677
Commercial Second Mortgage	571,473	570,522	—	570,479	—	—
Commercial Lines of Credit	1,299,912	1,297,749	—	1,181,159	2,794	2,794
Commercial Construction	370,000	369,384	—	369,356	—	—
Commercial and Industrial Loans	200,000	199,667	—	99,834	—	—
Land Loans:
Lot loans	102,818	102,647	—	103,118	—	—
Acquisition and Development loans	109,818	109,636	—	142,151	—	—
Consumer Loans	—	—	—	—	—	—

Total with no related allowance recorded	14,092,908	14,069,458	—	14,399,145	46,366	46,366

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	890,189	888,707	253,639	1,049,332	958	958
1-4 Family Non-Owner Occupied	5,959,017	5,949,101	2,114,317	6,291,712	18,632	18,632
1-4 Family Second Mortgage	220,796	220,428	221,189	273,538	2,482	2,482
Home Equity Lines of Credit	2,781,023	2,776,396	1,301,473	2,545,237	2,871	2,871
Home Equity Investment Lines of Credit	666,281	665,172	175,652	625,224	1,927	1,927
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	3,637,236	3,631,184	1,050,248	3,948,380	3,749	3,749
Multi-Family Loans:
Multi-Family	368,828	368,214	87,016	368,186	—	—
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	2,443,799	2,439,732	705,725	2,681,910	—	—
Commercial Real Estate Loans:
Commercial	11,598,579	11,579,278	2,307,521	11,656,525	43,570	43,570
Commercial Second Mortgage	—	—	—	—	—	—
Commercial Lines of Credit	536,290	535,397	96,836	607,796	—	—
Commercial Construction	3,451,883	3,446,139	1,086,542	3,445,878	—	—
Commercial and Industrial Loans	200,000	199,667	134,561	262,039	2,250	2,250
Land Loans:
Lot loans	575,803	574,844	221,423	577,248	2,671	2,671
Acquisition and Development loans	10,300,791	10,283,651	4,402,243	11,787,452	28,141	28,141
Consumer Loans	—	—	—	—

Total with an allowance recorded	43,630,515	43,557,910	14,158,385	46,120,457	107,251	107,251

Total loans evaluated for impairment	$57,723,423	$57,627,368	$14,158,385	$60,519,602	$153,617	$153,617

(1)	There is $5.1 million of loans individually identified for impairment accruing interest.

PART I — FINANCIAL INFORMATION

At June 30, 2010, the recorded investment in loans, which have individually been identified as being impaired, totaled $50,551,258. Included in the impaired amount at June 30, 2010 is $32,521,481, related to loans with a corresponding valuation allowance of $10,322,692. At June 30, 2010, $18,029,777 of impaired loans had no specific allowance for loan losses allocated. Average impaired loans for the three-month period ended March 31, 2010, was $71,216,357. Average impaired loans for the nine-month periods ended March 31, 2011 and March 31, 2010 was $65,260,625 and $71,719,567, respectively. Interest recognized on impaired loans while considered impaired for the three-month period ended March 31, 2010 and the nine-month periods ended March 31, 2011 and 2010, respectively, while considered impaired was not material.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2011. Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	Nonaccrual(1)	Loans Past Due Over 90 Days Still Accruing
One-to-Four Family Loans:
1-4 Family Owner Occupied	$5,154,330	$—
1-4 Family Non-Owner Occupied	5,725,677	—
1-4 Family Second Mortgage	67,325	—
Home Equity Lines of Credit	3,467,380	—
Home Equity Investment Lines of Credit	757,106	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—
1-4 Family Construction Models/Speculative	3,609,877	—
Multi-Family Loans:
Multi-Family	368,214	—
Multi-Family Second Mortgage	—	—
Multi-Family Construction	2,439,732	—
Commercial Real Estate Loans:
Commercial	13,594,417	—
Commercial Second Mortgage	570,522	—
Commercial Lines of Credit	1,701,931	—
Commercial Construction	3,815,524	—
Commercial and Industrial Loans	399,334	—
Land Loans:
Lot loans	499,749	—
Acquisition and Development loans	10,393,288	—
Consumer Loans	—	—

Total	$52,564,406	$—

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

At June 30, 2010, total loans on nonaccrual and loans past due over 90 days still on accrual totaled $69,565,018.

PART I — FINANCIAL INFORMATION

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loan. Performing loans are accruing loans less than 90 days past due. Nonperforming loans are all loans not accruing.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Performing Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$1,027,700	$676,569	$—	$1,704,269	$60,126,089	$61,830,358
1-4 Family Non-Owner Occupied	221,863	438,104	—	659,967	32,125,167	32,785,134
1-4 Family Second Mortgage	446,947	98,488	—	545,435	32,946,778	33,492,213
Home Equity Lines of Credit	337,870	39,495	—	377,365	68,768,992	69,146,357
Home Equity Investment Lines of Credit	—	—	—	—	7,421,860	7,421,860
One-to-Four Family Construction Loans:
1-4 Family Construction	1,004,689	—	—	1,004,689	30,899	1,035,588
1-4 Family Construction Models/Speculative	—	—	—	—	—	—
Multi-Family Loans:
Multi-Family	282,152	1,837,399	—	2,119,551	46,226,953	48,346,504
Multi-Family Second Mortgage	—	—	—	—	427,307	427,307
Multi-Family Construction	—	—	—	—	5,366,056	5,366,056
Commercial Real Estate Loans:
Commercial	435,939	1,079,440	—	1,515,379	179,824,210	181,339,589
Commercial Second Mortgage	—	—	—	—	7,571,439	7,571,439
Commercial Lines of Credit	1,844,796	131,215	—	1,976,011	16,361,296	18,337,307
Commercial Construction	—	—	—	—	1,109,072	1,109,072
Commercial and Industrial Loans	300,359	885	—	301,244	38,849,748	39,150,992
Land Loans:
Lot loans	2,781,403	34,637	—	2,816,040	19,993,019	22,809,059
Acquisition and Development loans	780,330	159,720	—	940,050	7,954,523	8,894,573
Consumer Loans	—	—	—	—	172,246	172,246

Total Performing Loans	$9,464,048	$4,495,952	$—	$13,960,000	$525,275,654	$539,235,654

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$—	$362,036	$3,958,964	$4,321,000	$833,330	$5,154,330
1-4 Family Non-Owner Occupied	131,073	194,938	4,678,042	5,004,053	721,624	5,725,677
1-4 Family Second Mortgage	—	—	67,325	67,325	—	67,325
Home Equity Lines of Credit	—	195,431	3,177,488	3,372,919	94,461	3,467,380
Home Equity Investment Lines of Credit	92,646	—	664,461	757,107	—	757,107
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	3,206,242	3,206,242	403,635	3,609,877
Multi-Family Loans:
Multi-Family	—	—	368,214	368,214	—	368,214
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	2,439,732	2,439,732	—	2,439,732
Commercial Real Estate Loans:
Commercial	—	853,986	10,030,899	10,884,885	2,709,532	13,594,417
Commercial Second Mortgage	—	—	570,522	570,522	—	570,522
Commercial Lines of Credit	—	—	1,701,931	1,701,931	—	1,701,931
Commercial Construction	—	—	3,815,524	3,815,524	—	3,815,524
Commercial and Industrial Loans			199,667	199,667	199,667	399,334
Land Loans:
Lot loans	—	—	499,748	499,748	—	499,748
Acquisition and Development loans	—	—	8,273,583	8,273,583	2,119,705	10,393,288
Consumer Loans	—	—	—	—	—	—

Total Nonperforming Loans	223,719	1,606,391	43,652,342	45,482,452	7,081,954	52,564,406

Total Loans	$9,687,767	$6,102,343	$43,652,342	$59,442,452	$532,357,608	$591,800,060

PART I — FINANCIAL INFORMATION

Troubled Debt Restructurings:

Included in non-accruing loans were $997,471 and $2,985,113 of troubled debt restructurings having valuation allowances totaling $347,387 and $1,013,106, respectively, at March 31, 2011 and June 30, 2010. There were $12,337,586 and $6,265,784 of troubled debt restructurings having valuation allowances totaling $619,770 and $80,800, respectively, of accruing interest loans at March 31, 2011 and June 30, 2010.

Credit Quality Indicators:

The Bank categorizes loans into risk strata based on relevant borrower information about the ability to service debt. This information includes a review of current financial information, historic payment experience, credit documentation, relevant public information and other factors, as determined by credit underwriting guidelines. The Bank, through its analysis of individual borrowers, classifies each loan as to credit risk. All loans considered non-homogeneous, specifically those that are deemed commercial and industrial or commercial real estate loans, are subject to review annually by the Bank, regardless of loan size. These loans are reviewed continually and changes to the risk rating, if necessary, occur on a quarterly basis. Loans that are considered homogeneous, or those which fall into the categories of one-to-four family loans or into consumer loans, are not individually rated annually. The payment performance of the homogeneous loans serves as the clear credit indicator of classification into the categories of pass-rated loans or into substandard, nonaccrual loans. Homogeneous loans that are less than 90 days past due are generally reported as pass-rated loans, unless related to a rated commercial and industrial or commercial real estate loan. Homogeneous loans which are greater than 90 days past due are placed on nonaccrual and rated substandard. Payment performance indicators are based on performance through March 31, 2011. The Bank uses the following definitions for adverse risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that requires close attention. If left unattended, the potential weaknesses may result in further deterioration in the repayment prospects of the loan or of the institution’s credit position at a future date.

Substandard. Loans classified as substandard are protected inadequately by the current financial means of the borrower or through the liquidation of collateral pledged. Loans classified as substandard have a well-defined weakness and without substantial intervention, there is a distinct possibility that the institution may incur a loss. As a matter of practice, if the Bank feels that a total loss is imminent, it designates nearly all of these loans to charge off. Accordingly, the Bank uses the loan classification of doubtful, as defined below, sparingly.

Doubtful. Loans classified as doubtful have all of the inherent weaknesses of those loans classified as substandard with the added structural weakness rendering the collection in full highly unlikely. As such, this category is used sparingly by the Bank.

PART I — FINANCIAL INFORMATION

As of March 31, 2011, and based on the most recent analysis performed by the Company, the risk category of loans by class of loans is as follows:

	Pass(1)	Special Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$60,823,500	$621,029	$5,651,808	$—	$67,096,337
1-4 Family Non-Owner Occupied	31,697,488	78,315	6,799,198	—	38,575,001
1-4 Family Second Mortgage	33,464,796	83,241	67,437	—	33,615,474
Home Equity Lines of Credit	68,738,582	421,760	3,574,426	—	72,734,768
Home Equity Investment Lines of Credit	7,285,012	103,916	803,671	—	8,192,599
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	908,513	3,744,695	—	4,653,208
Multi-Family Loans:
Multi-Family	46,450,823	1,976,264	368,828	—	48,795,915
Multi-Family Second Mortgage	428,019	—	—	—	428,019
Multi-Family Construction	5,375,000	—	2,443,799	—	7,818,799
Commercial Real Estate Loans:
Commercial	167,813,284	7,673,575	19,772,059	—	195,258,918
Commercial Second Mortgage	7,584,059	—	571,473	—	8,155,532
Commercial Lines of Credit	13,957,607	2,216,766	3,898,267	—	20,072,640
Commercial Construction	1,110,921	—	3,821,883	—	4,932,804
Commercial and Industrial Loans	34,865,820	3,615,946	1,134,483	—	39,616,249
Land Loans:
Lot loans	19,023,513	1,219,236	3,104,909	—	23,347,658
Acquisition and Development loans	7,976,205	377,205	10,966,595	—	19,320,005
Consumer Loans	172,533	—	—	—	172,533

Total	$506,767,162	$19,295,766	$66,723,531	$—	$592,786,459

(1)	There is $26.9 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

NOTE 4 — MORTGAGE BANKING ACTIVITIES

Loans held for sale at March 31, 2011 and June 30, 2010 were $5,848,380 and $8,717,592, respectively.

The Bank adopted the fair value option for accounting for its loans held for sale effective July 1, 2008. The fair value of loans held for sale exceeded the unpaid principal balance of these loans by $50,451 and $324,172 as of March 31, 2011 and June 30, 2010, respectively. The gain on loans held for sale as of March 31, 2011 was reported in the mortgage banking activities line of the consolidated statement of operations. Interest on loans held for sale was reported in interest income.

The Bank services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption “Prepaid expenses and other assets.” At March 31, 2011, the mortgage loan servicing portfolio was approximately $1.1 billion.

PART I — FINANCIAL INFORMATION

Originated mortgage servicing rights capitalized and amortized during the nine months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended March 31,
	2011	2010
Servicing rights:
Beginning of period	$6,960,969	$6,097,861
Additions	3,545,737	2,372,649
Amortized to expense	(2,494,990)	(1,517,144)
Valuation allowance for impairment	(338,427)	—

End of period	$7,673,289	$6,953,366

Originated mortgage servicing rights capitalized and amortized during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Servicing rights:
Beginning of period	$7,065,460	$6,940,695
Additions	855,323	503,710
Amortized to expense	(374,152)	(491,039)
Recovery of valuation allowance for impairment	126,658	—

End of period	$7,673,289	$6,953,366

Activity in the valuation allowance for mortgage servicing rights over the nine months and three months ended March 31, 2011, as compared with the same periods during 2010, was as follows:

	Nine months ended March 31, 2011	Nine months ended March 31, 2010

Balance, beginning of period	$—	$—
Impairment charges	(1,183,799)	—
Impairment recoveries	845,372	—

Balance, end of period	$(338,427)	$—

	Three months ended March 31, 2011	Three months ended March 31, 2010

Balance, beginning of period	$(465,085)	$—
Impairment charges	—	—
Impairment recoveries	126,658	—

Balance, end of period	$(338,427)	$—

PART I — FINANCIAL INFORMATION

Mortgage banking activities, net as presented in the consolidated statements of operations consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Mortgage loan servicing fees	$672,852	$648,468	$1,967,297	$1,924,256
Amortization of mortgage servicing rights	(374,152)	(491,039)	(2,494,990)	(1,517,144)
Recovery (impairment) of mortgage servicing fees	126,658	—	(338,427)	—
Market adjustment for loans held for sale	(56,372)	43,107	(273,721)	(15,945)
Changes in fair value of mortgage banking derivatives	(331,744)	(166,840)	(596,593)	(806,434)
Realized gains on sale of loans	766,414	736,102	7,514,596	3,691,269

Mortgage banking activities, net	$803,656	$769,798	$5,778,162	$3,276,002

The above amounts do not include non-interest expense related to mortgage banking activities.

At March 31, 2011 and June 30, 2010, the Bank had interest rate-lock commitments on $14,819,973 and $49,396,694, respectively, of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of March 31, 2011 and June 30, 2010 was estimated to be $170,447 and $1,022,888, respectively, which is included in accrued expenses and other liabilities in the consolidated statements of financial condition. To mitigate the interest rate risk represented by these interest rate-lock commitments, the Bank entered into contracts to sell mortgage loans of $11,275,000 and $33,806,000 as of March 31, 2011 and June 30, 2010, respectively. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at March 31, 2011 and June 30, 2010 was estimated to be $(43,187) and $(299,035), respectively. These amounts are added to (netted against) the fair value of interest rate-lock commitments recorded in prepaid and other assets. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.

NOTE 5 — STOCK COMPENSATION

Employee compensation expense under stock options is reported using the fair value recognition provisions under ASC 718. The Company has adopted ASC 718 using the modified prospective method. For the quarters ended March 31, 2011 and 2010, compensation expense of $38,193 and $5,409, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. For the nine months ended March 31, 2011 and 2010, compensation expense of $83,445 and $97,549, respectively, was recognized in the income statement related to the vesting of previously issued awards plus vesting of new awards. No income tax benefit was recognized related to these expenses for the three- and nine-month periods ended March 31, 2011. For the three and nine months ended March 31, 2010 an income tax benefit of $8,575 was recognized related to these expenses.

As of March 31, 2011, there was $296,915 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 2.1 years.

PART I — FINANCIAL INFORMATION

The 2010 Equity Incentive Plan (the “2010 Plan”) replaces the 2008 Equity Incentive Plan and all remaining available shares from the 2008 Equity Incentive Plan will be available for distribution under the 2010 Plan. Generally, the Company can issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based compensation under the 2010 Plan; however, as detailed in Note 10 – Regulatory Matters and Management’s Plans, the Company currently cannot issue awards under the 2010 Plan without receiving prior approval from the OTS. Generally, for incentive stock options, a percentage of the options awarded become exercisable on the date of grant and on each anniversary date of grant. The option period expires ten years from the date of grant, except for awards to individuals who own more than 10% of the Company’s outstanding stock. Awards to these individuals expire after five years from the date of grant and are exercisable at 110% of the market price at the date of grant.

Previously, nonqualified stock options have been granted to directors, which vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

The aggregate intrinsic value of all options outstanding at March 31, 2011 was $17,925. The aggregate intrinsic value of all options that were exercisable at March 31, 2011 was $225. The Company has not issued any stock option awards to directors of the Company since the institution of the regulatory orders detailed in Note 10 – Regulatory Matters and Management’s Plans.

A summary of stock-based compensation activity is as follows:

	Three months ended March 31, 2011 Total options outstanding		Nine months ended March 31, 2011 Total options outstanding
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of period	627,758	$5.32	480,151	$6.92
Forfeited	(26,920)	9.40	(32,320)	9.44
Expired	—	—	(54,493)	5.95
Exercised	—	—	—	—
Granted	15,000	1.82	222,500	1.81

Options outstanding, end of period	615,838	$5.06	615,838	$5.06

Options exercisable, end of period	322,625	$6.95	322,625	$6.95

The weighted-average remaining contractual life of options outstanding as of March 31, 2011 was 7.3 years. The weighted-average remaining contractual life of vested options outstanding as of March 31, 2010 was 5.8 years.

No options were exercised in the nine-month periods ended March 31, 2011 and 2010, respectively.

PART I — FINANCIAL INFORMATION

The fair value for stock options granted to executive officers and certain other employees during the nine months ended March 31, 2011, which consisted of individual grants in August and December 2010, and January 2011, was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

Fiscal 2011
Expected average risk-free interest rate	3.32%
Expected average life (in years)	6.00
Expected volatility	34.00%
Expected dividend yield	0.00%

The weighted-average fair value of these grants was $0.98 per option. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.

There were 267,500 shares of restricted stock issued to executive officers and certain other employees with a fair value of $1.87 per share at March 31, 2011. The total fair value of restricted stock issued at March 31, 2011 was $500,425. As of March 31, 2011, there was $410,185 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period of time over which this expense is to be recognized is 4.1 years at March 31, 2011.

A summary of changes in the Company’s restricted stock for the nine months ended March 31, 2011 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at July 1, 2010	240,000	$451,200
Granted	27,500	49,225
Vested	(48,000)	90,240
Forfeited	—	—

Nonvested at March 31, 2011	315,500	$410,185

There were 2,566,000 shares available for future issuance under the existing stock plan at March 31, 2011.

PART I — FINANCIAL INFORMATION

NOTE 6 — EARNINGS PER SHARE

The following table discloses earnings (loss) per share for the three and nine months ended March 31, 2011 and March 31, 2010, respectively:

	Three months ended March 31,
	2011			2010
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net Income (loss)	$(2,793,535)	25,669,718	$(0.11)	$1,269,065	9,171,798	$0.14

Effect of dilutive securities - stock options and warrants	—	—	$0.00	—	267,458	$0.01

Diluted EPS
Net Income (loss)	$(2,793,535)	25,669,718	$(0.11)	$1,269,065	9,439,256	$0.13

	Nine months ended March 31,
	2011			2010
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net Income (loss)	$(7,121,876)	25,651,552	$(0.28)	$4,187,961	8,322,923	$0.50

Effect of dilutive securities - stock options and warrants	—	—	$0.00	—	90,584	$0.00

Diluted EPS
Net Income (loss)	$(7,121,876)	25,651,552	$(0.28)	$4,187,961	8,413,507	$0.50

There were 378,338 options not considered in the diluted earnings per share calculation for the three- and nine-month periods ended March 31, 2011, because they were not dilutive as the exercise price is higher than the average stock price. None of the options were dilutive since the Company was in a net loss position for the period. There were 361,451 options not considered in the diluted earnings per share calculation for the three- and nine-month periods ended March 31, 2010, because they were not dilutive.

Also included for consideration in the diluted earnings per share calculation for the three-month period ended March 31, 2011 were warrants to acquire shares of common stock issued as part of two separate exchanges more fully described in Note 8 – Subordinated Debt. The warrants issued on September 3, 2009 include warrants to purchase 797,347 shares of common stock and are exercisable at any time before September 3, 2011 at a price of $1.75 per share. The warrants issued on March 16, 2010 include warrants to purchase 1,246,179 shares of common stock and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants were considered for potential dilution for the period ended March 31, 2011 because the exercise price of the warrants, $1.75 per warrant, was less than the average market price of the Company’s common stock for the period; however, since the Company was in a net loss position for the period, the warrants were not dilutive.

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

PART I — FINANCIAL INFORMATION

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and June 30, 2010 are summarized below:

	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale –	$15,872,390	$15,872,390
FHLB structured note	6,937,500	6,937,500	—	—
FNMA structured note	8,934,890	8,934,890	—	—
Loans held-for-sale	5,848,380	—	5,848,380	—
Mortgage-backed securities available for sale –	38,965,491
FNMA mortgage-backed securities	18,616,990	—	18,616,990	—
FHLMC mortgage-backed securities	18,510,815	—	18,510,815	—
GNMA mortgage-backed securities	1,837,686	—	1,837,686	—
Interest rate-lock commitments	170,447	—	170,447	—

Liabilities:
Mandatory forward sales contracts	(43,187)	—	(43,187)	—

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale –	$20,149,149	$20,149,149
FHLMC structured note	10,081,325	10,081,325	$—	$—
FNMA structured note	10,067,824	10,067,824	—	—
Loans held-for-sale	8,717,592	—	8,717,592	—
Mortgage-backed securities available for sale –	47,145,878
FNMA mortgage-backed securities	24,356,307	—	24,356,307	—
FHLMC mortgage-backed securities	19,466,023	—	19,466,023	—
GNMA mortgage-backed securities	3,323,548	—	3,323,548	—
Interest rate-lock commitments	1,022,888	—	1,022,888	—

Liabilities:
Mandatory forward sales contracts	(299,000)	—	(299,000)	—

PART I — FINANCIAL INFORMATION

Assets measured at fair value on a nonrecurring basis at March 31, 2011 and June 30, 2010 are summarized below:

	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$6,451,036	—	—	$6,451,036
1-4 Family Construction	2,586,988	—	—	2,586,988
Multi-Family	2,019,886	—	—	2,019,886
Commercial Real Estate	12,095,853	—	—	12,095,853
Commercial Non-Real Estate	65,439			65,439
Land	6,252,928	—	—	6,252,928
Real estate owned
1-4 Family	1,043,320	—	—	1,043,320
Commercial Real Estate	660,893	—	—	660,893
Land	2,532,323	—	—	2,532,323
Impaired mortgage servicing rights	6,568,906	—	—	6,568,906

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$22,198,789	$—	$—	$22,198,789
Real estate owned	5,700,752	—	—	5,700,752

Impaired loans, which are usually measured for impairment using the fair value of the collateral less estimated selling cost, had an unpaid principal balance of $57,723,424. Of these impaired loans, $43,630,516 was carried at a fair value of $29,472,130, as a result of a specific valuation allowance of $14,158,386. The fair value of collateral is usually estimated by third-party or internal appraisals of the collateral. The present value of estimated cash flows is based on internal models of expected borrower activity. The provision for loan losses related to changes in the fair value of impaired loans was $9.2 million for the nine months ended March 31, 2011.

Real estate owned is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying amount of real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs. For the nine-month period ended March 31, 2011, the Bank recognized $282,690 in loss on the disposal of real estate owned and recorded a provision for the real estate owned losses of $1,004,470. Additionally, the expense of servicing real estate owned for this nine-month period totaled $2,206,173.

PART I — FINANCIAL INFORMATION

The carrying amount and estimated fair values of financial instruments at March 31, 2011 and June 30, 2010, respectively, were as follows:

	March 31, 2011		June 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and amounts due from depository institutions	$24,722	$24,722	$18,284	$18,284
Interest-bearing deposits	54,804	54,804	111,759	111,759
Federal funds sold	10,000	10,000	—	—
Securities available for sale	15,872	15,872	20,149	20,149
Mortgage-backed securities available for sale	38,965	38,965	47,146	47,146
Loans receivable, net	561,924	570,399	587,406	606,083
Loans receivable held for sale, net	5,848	5,848	8,718	8,718
Federal Home Loan Bank stock	12,811	NA	12,811	NA
Accrued interest receivable	2,515	2,515	2,715	2,715
Commitments to make loans intended to be sold	170	170	1,023	1,023

Liabilities:
Demand deposits and passbook savings	(223,051)	(223,051)	(196,807)	(196,807)
Time deposits	(424,200)	(430,505)	(470,740)	(479,680)
Note payable	(1,179)	(1,179)	(1,259)	(1,259)
Advances from the Federal Home Loan Bank of Cincinnati	(35,000)	(36,866)	(35,000)	(37,203)
Repurchase agreement	—	—	(50,000)	(51,468)
Mandatory forward sales contracts	(43)	(43)	(299)	(299)
Accrued interest payable	(120)	(120)	(380)	(380)

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

PART I — FINANCIAL INFORMATION

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

Advances from the Federal Home Loan Bank of Cincinnati. The fair value of the Bank’s Federal Home Loan Bank of Cincinnati debt is estimated based on the current rates offered to the Bank for debt of the same remaining maturities.

NOTE 8 — SUBORDINATED DEBT

In June 2004, the Company formed Trust I, a special purpose entity formed for the sole purpose of issuing $10.0 million of variable-rate trust preferred securities. The Company issued variable-rate Subordinated Deferrable Interest Debentures due June 29, 2034 (the “Trust I Debentures”) to Trust I in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities offered by Trust I had a variable interest rate that adjusted to the three-month LIBOR rate plus 260 basis points. The Trust I Debentures were the sole asset of Trust I.

In July 2006, the Company formed Trust II, a special purpose entity formed for the sole purpose of issuing $10.0 million of variable-rate trust preferred securities. The Company issued variable-rate Subordinated Deferrable Interest Debentures due July 6, 2036 (the “Trust II Debentures”) to Trust II in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities issued by Trust II carried a fixed rate of 7.462% until September 15, 2011 and thereafter a variable interest rate that adjusted to the three-month LIBOR rate plus 175 basis points. The Trust II Debentures were the sole asset of Trust II.

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

PART I — FINANCIAL INFORMATION

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

NOTE 9 — REPURCHASE AGREEMENT

In March 2006, the Bank entered into a $50 million repurchase agreement with another institution (Citigroup) collateralized by mortgage-backed securities and securities. The repurchase was for a five-year term and matured in March 2011. Interest was adjustable quarterly during the first year based on the three-month LIBOR rate minus 100 basis points. After year one, the rate adjusted to 4.99% and the repurchase agreement became callable quarterly at the option of the issuer.

On March 21, 2011 the repurchase agreement matured and the Bank repurchased the securities for $50 million utilizing cash on deposit at the Federal Reserve Bank of Cleveland. Annual interest expense associated with this borrowing was approximately $2.5 million.

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

OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 2011, the adjusted total minimum regulatory capital regulations require institutions to have a minimum tangible capital to adjusted total assets ratio of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum ratio of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk-weighted assets of 8.0%. At March 31, 2011 and 2010, respectively, the Bank exceeded all of the aforementioned regulatory capital requirements. For more information, please refer to section on Liquidity and Capital Resources.

On October 19, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the OTS, whereby the Company and the Bank each consented to the issuance of a Order to Cease and Desist (the “Company Order” and the “Bank Order”) without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Company or the Bank.

The Bank Order requires the Bank to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) if the Bank fails to meet these capital requirements at any time after December 31, 2009, within 15 days

PART I — FINANCIAL INFORMATION

thereafter, prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to the Bank’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit for OTS approval a new business plan that includes the requirements contained in the Bank Order and that also includes well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the FDIC and (viii) not declare or pay dividends or make any other capital distributions from the Bank without receiving prior OTS approval.

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

The Company and the Bank believe they are in compliance with all requirements of the Bank Order and the Company Order that are required to date, with the exception of the level of adversely classified assets and achieving the return to profitability. At March 31, 2011, the Bank’s level of adversely classified assets to core capital plus the allowance for loan and lease losses was 69.62%, and its level of adversely classified assets and assets designated as special mention was 91.76%. Although the Bank did not meet the reduced adversely classified asset levels required by March 31, 2011, and has not yet returned to profitability, it will continue to work to comply with all such requirements in the future.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing by the OTS.

Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At March 31, 2011, the Bank was not allowed to make any capital distributions without regulatory approval.

NOTE 11 — COMMON STOCK ISSUANCE

On March 26, 2010, the Company completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, the Company raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, the Company contributed approximately $20.0 million of the proceeds to the capital of the Bank to improve its regulatory capital position. During the quarter ended December 31, 2010, the Company contributed an additional $4.0 million to the

PART I — FINANCIAL INFORMATION

capital of the Bank. At March 31, 2011, the Bank’s Tier 1 (core) capital ratio was 9.09% and its total risk-based capital ratio was 13.10% which exceeds the requirements of the Bank Order. With the additional capital invested in the Bank, the Bank exceeded the minimum capital ratios required under the Bank Order. However, until the Bank Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

NOTE 12 — OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows at March 31, 2011 and 2010:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Unrealized holding gains (losses) on available for sale securities	$(447,261)	$30,223	$(1,864,472)	$902,777
Reclassification adjustment for losses (gains) realized in income	—	(23,871)	—	(23,871)
Tax effect of holding gains and losses on available for sale securities	(152,068)	2,159	(633,919)	313,230
Tax effect of deferred tax asset valuation allowance	150,000	—	633,000	—

Other comprehensive income (loss)	(445,193)	4,193	(1,863,553)	565,676
Net income (loss)	(2,793,535)	1,269,065	(7,121,876)	4,187,961

Total comprehensive income (loss)	$(3,238,728)	$1,273,258	$(8,985,429)	$4,753,637

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

In January 2011, FASB issued Accounting Standards Update 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASU 2011-01). ASU 2011-01 was issued as a result of concerns raised from stakeholders that the introduction of new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings in one reporting period followed by a change in what constitutes a troubled debt restructuring shortly thereafter would be burdensome for preparers and may not provide financial statement users with useful information.

PART I — FINANCIAL INFORMATION

In April 2011, FASB issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02). The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs. Additionally, creditors will be required to provide additional disclosures about their TDR activities in accordance with the requirements of ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which was deferred by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASU 2011-01). The new guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application required to the beginning of the annual period of adoption. Disclosure requirements will be effective for the first interim and annual period beginning on or after June 15, 2011. Management is currently working through the guidance to determine the impact, if any, to the consolidated financial statements.

NOTE 14 — INCOME TAXES

The Company recorded a valuation allowance against deferred tax assets at December 31, 2010 based on its estimate of future reversal and utilization. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items, including feasible tax planning strategies. Based on these criteria, the Company determined that it was necessary to establish a valuation allowance against deferred tax assets of $2.4 million, resulting in a net deferred tax asset of $0 at December 31, 2010. In recording the valuation allowance, $1.8 million was recognized against results from continuing operations, while $0.6 million, the portion of the change in the deferred tax asset relating to changes which flowed through comprehensive loss, was recorded to other comprehensive loss. An ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $3.1 million, resulting in a net deferred tax asset of $0 at March 31, 2011. Accordingly, no tax benefit was recognized during the quarter related to the Company’s reported loss.

PART I — FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition and results of operations at and for the three- and nine-month periods ended March 31, 2011 for the Company, the Bank, its principal and wholly-owned subsidiary, PVFSC, a wholly-owned real estate subsidiary, Mid-Pines Land Co., a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.

The Company, as a savings and loan holding company and the Bank are currently regulated and supervised by the OTS. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the OTS will be merged into the Office of the Comptroller of the Currency (the “OCC”) by July 21, 2011. Thereafter the OCC will assume responsibility for regulating the Bank. All orders, resolutions, determinations, agreements, interpretations, guidelines, procedures and advisory materials issued by the OTS will remain in effect and shall be enforceable by or against the OCC, until modified, terminated or superseded. The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) will assume responsibility for regulating savings and loan holding companies and thus, will become the primary federal regulator of the Company. The powers, rulemaking authorities, and duties of the OTS related to savings and loan holding companies and their non-depository institution subsidiaries will also be enforceable by or against the Federal Reserve Board, until modified, terminated or superseded. Additionally, under the Dodd-Frank Act, the Federal Reserve Board has the authority to set capital standards for all savings and loan holding companies.

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

Financial Condition

Consolidated assets of the Company were $777.2 million as of March 31, 2011, a decrease of approximately $82.4 million, or 9.6%, as compared to June 30, 2010. The Bank’s regulatory capital ratios for Tier 1 (core) capital, Tier 1 risk-based capital, and total risk-based capital were 9.09%, 11.83% and 13.10%, respectively, at March 31, 2011.

At March 31, 2011, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold totaled $89.5 million, a decrease of $40.5 million, or 31.2%, as compared to June 30, 2010. The change in the Company’s cash, cash equivalents and federal funds sold consisted of an increase in cash of $6.4 million and federal funds sold of $10.0 million, which was more than offset by a decrease in interest-bearing deposits of $56.9 million. The decrease in cash and cash equivalents resulted primarily from the repayment of the matured repurchase agreement borrowing obligation and a decline in deposits, and was partially offset by

PART I — FINANCIAL INFORMATION

repayments of loans receivable, a decline in loans receivable available for sale, the repayment of mortgage-backed securities available for sale, and a decline in securities available for sale. The decrease to cash and cash equivalents was in accordance with the Bank’s decision to retain the securities that served as collateral for the repurchase agreement and to pledge to the FHLB to serve as collateral for FHLB borrowing capacity. This allowed the Bank to maintain its overall liquidity position, by replacing on balance sheet liquidity with off balance sheet liquidity and to maintain lower cash balances, while maintaining liquidity sufficient to meet potential funding needs.

The Bank continued the origination of fixed-rate single-family loans for sale in the secondary market. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Bank to increase its investment in loans serviced. Mortgage application volume, while high for most of the year, has slowed in the current quarter due to an increase in historically low interest rates, economic forecasts and inflation results. This resulted in elevated mortgage refinancing activity during the six-month period ended December 31, 2010 and a decline in mortgage refinancing activity during the quarter ended March 31, 2011. New home sales continue to remain weak, limiting new home financing opportunities.

During the nine months ended March 31, 2011, mortgage-backed securities available for sale decreased by $8.2 million as a result of principal repayments of $11.5 million, the amortization of $0.2 million in book premium and a decline in the market valuation adjustment of $1.6 million for securities held for sale, which was partially offset by the purchase of $5.1 million in mortgage-backed securities available for sale.

Securities available for sale decreased by $4.3 million during the nine months ended March 31, 2011 as a result of calls exercised on agency securities totaling $52.0 million and a decline in the market valuation adjustment of $0.2 million, which was partially offset by the purchase of $47.5 million in agency securities available for sale.

Loans receivable, net, decreased by $25.5 million, or 4.3%, during the nine months ended March 31, 2011. The decrease in loans receivable included decreases in one-to-four family, one-to-four family construction, commercial real estate, and land loan categories, partially offset by increases in the multi-family and the commercial and industrial loan categories. This decline was primarily due to portfolio paydowns and amortization combined with the results of problem loan disposition and limited new loan production as the Bank addresses its asset quality issues and works to reposition its balance sheet and strengthen its capital ratios. The Bank has recently begun to originate high quality commercial and industrial loans and select commercial real estate loans, experiencing growth of $13.8 million, or 53.7%, in the commercial and industrial loan portfolio during the quarter ended March 31, 2011. Additionally, almost all new residential loan production is being sold in the secondary market in this interest rate environment, as the Bank manages its interest rate and liquidity risk along with its capital ratios. Since the Company successfully completed its common stock offering and exceeds the capital ratio requirements of the OTS and continues to make meaningful progress in its problem asset resolution, the Bank intends to continue to accelerate the origination of commercial and industrial loans for its portfolio.

The Bank does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. All one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to the Bank’s board loan committee for approval. Any exposure the Bank may have to these types of loans is immaterial.

The decrease of $2.9 million in loans receivable held for sale as of March 31, 2011 was the result of decreased new loan originations and timing differences between the origination and the sale of loans. One-to-four family mortgage application volume has slowed much of the current period as a result of higher interest rates resulting in less refinancing activity and related revenue.

Real estate owned activity for the most recent nine-month period ended March 31, 2011 consisted of the addition of 17 single-family properties, 5 land loans and 2 nonresidential real estate properties totaling approximately $5.4 million, offset by the disposal of 14 single-family properties and 2 land loans totaling $2.6 million. The Bank incurred a loss of approximately $0.3 million on the disposition of these properties. The Bank also recorded an impairment charge of $1.0 million on the carrying amount of real estate still in inventory at March 31, 2011, based

PART I — FINANCIAL INFORMATION

on updated valuations and market conditions. At March 31, 2011, the Bank held 40 properties totaling $8.1 million in real estate owned. The real estate owned included 20 single-family properties, 15 land properties, and 5 commercial properties.

The Bank generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. During the nine-month period ending March 31, 2011, the Bank funded a decrease in deposits and the repayment of its repurchase agreement with the proceeds from the repayment of loans and mortgage-backed securities, proceeds received on callable securities, and use of the existing liquidity position. Deposits decreased by $20.3 million, or 3.0%, as a result of the maturity of $28.1 million in brokered deposits, $18.4 million in retail certificates of deposit, and an increase of $26.2 million in non-maturing deposits. Brokered deposits represent funds which the Bank obtains through a deposit broker that places deposits from third parties with insured depository institutions. Under the Bank Order, the Bank is currently prohibited from obtaining or renewing brokered deposits. At March 31, 2011, the Bank had no remaining brokered deposits. The decline in retail certificates of deposit was strategically directed as part of management’s relationship pricing initiative which targeted rate sensitive non-relationship deposits for reduction. Management has updated its retail certificate of deposit strategy to maintain or grow this portfolio and its liquidity position as it funds anticipated loan portfolio growth. Additionally, the Bank repaid a $50.0 million repurchase agreement which matured on March 21, 2011. Management paid off this borrowing by utilizing a portion of its cash and cash equivalents position and retained the securities currently collateralizing this obligation.

The increase in advances from borrowers for taxes and insurance of $2.5 million for the period ended March 31, 2011 is attributable to timing differences between the collection and payment of taxes and insurance. The decrease of $5.8 million in accrued expenses and other liabilities is primarily the result of timing differences between the collection and remittance of funds received on loans serviced for investors.

PART I — FINANCIAL INFORMATION

Results of Operations: Three months ended March 31, 2011, compared to three months ended March 31, 2010.

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

The Company’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. In addition, net income is affected by the level of operating expenses, loan loss provisions, and costs associated with the acquisition, maintenance and disposal of real estate.

The Company’s net loss for the three months ended March 31, 2011 was $2,793,535, as compared to a net income of $1,269,065 for the prior year comparable period. This represents a change to earnings of $4,062,600 when compared with the prior year comparable period. The prior year period’s results included a nonrecurring pretax gain of $9,065,908 associated with the cancellation of debt. Excluding the gain, a net loss of $4,714,434 would have been recorded in that period.

Net Interest Income

Net interest income for the three months ended March 31, 2011 decreased by $122,781, or 2.4%, as compared to the prior year comparable period. This resulted from a decrease of $1,371,118, or 14.6%, in interest income, which was offset by a decrease of $1,248,337, or 29.4%, in interest expense. The slight decrease in net interest income was attributable to an increase of 2 basis points in the interest-rate spread that was more than offset by a lower volume of interest sensitive assets and liabilities for the quarter ended March 31, 2011, as compared to the prior year comparable period. The increase in the interest-rate spread resulted primarily from significantly lower costs of deposits, which decreased the Bank’s cost on interest-bearing liabilities by 54 basis points from the prior year comparable period (as part of management’s efforts to reduce funding costs), which more than offset the decrease of 52 basis points on interest-earning assets, as the balance sheet continues to reprice lower.

Total average interest-earning assets for the quarter ended March 31, 2011 were $30.7 million lower, compared to the comparable quarter in 2010. Average loan balances continued to be impacted by loan payments and payoffs, which are not being totally replaced by new portfolio loan production, as well as loan charge-offs and problem loan disposition contributing to the overall decline. The impact of lower loan balances was partially offset by higher average investments and cash and cash equivalents, but funds were reinvested at substantially lower yields.

For the quarter ended March 31, 2011, total average interest-bearing liabilities were $48.2 million lower than the comparable quarter in 2010. This resulted from the deleveraging that occurred as part of management’s strategy to reduce the Company’s risk profile, improve the Company’s capital ratios, as well as a result of a lack of attractive long-term investments and lower deposit balances. Deposit balances dropped as the Bank did not renew maturing brokered deposits. Additionally, the Bank experienced a shift in the composition of deposits from retail certificates of deposit into money market and NOW accounts.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the three months ended March 31, 2011 and 2010, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

	March 31, 2011			March 31, 2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Interest-earning assets
Loans (1)	$599,459	$7,329	4.89%	$656,028	$8,571	5.23%
Mortgage-backed securities	41,836	419	4.01	55,770	606	4.35
Investments and other	135,463	260	0.77	95,686	202	0.84

Total interest-earning assets	776,758	8,008	4.12	807,484	9,379	4.64

Non-interest-earning assets	50,606			72,317

Total assets	$827,364			$879,801

Interest-bearing liabilities
Deposits	$647,192	$2,171	1.34%	$685,244	$3,226	1.88%
Borrowings	83,540	828	3.96	86,273	892	4.14
Subordinated debt	—	—	—	7,394	130	7.03

Total interest-bearing liabilities	730,732	2,999	1.64	778,911	4,248	2.18

Non-interest-bearing liabilities	20,471			31,045

Total liabilities	751,203			809,956
Stockholders’ equity	76,161			69,845

Total liabilities and stockholders’ equity	$827,364			$879,801

Net interest income		$5,009			$5,131

Interest-rate spread			2.48%			2.46%

Yield on interest-earning assets			2.58%			2.54%

Interest-earning assets to interest-bearing liabilities	106.30%			103.67%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

PART I — FINANCIAL INFORMATION

Provision for Loan Losses and Asset Quality

For the three months ended March 31, 2011, a provision for loan losses of $2.1 million was recorded, while a provision for loan losses of $7.0 million was recorded in the prior year comparable period. The decrease in the provision for the current period reflects declines in classified and nonperforming assets as compared to the prior period. During the period, the Bank disposed of $6.6 million in nonperforming assets and charged off an additional $0.5 million in nonperforming assets, utilizing $3.4 million and $0.5 million in specific allowances, respectively.

The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. The allowance for loan losses consists of a specific component and a general component.

The following is a breakdown of the valuation allowances:

	March 31, 2011	June 30, 2010

General valuation allowance	$15,717,857	$16,902,971
Specific valuation allowance	14,158,385	14,616,876

Total valuation allowance	$29,876,242	$31,519,847

The allowance for loan losses was 5.05% of loans outstanding at March 31, 2011, compared with 5.09% at June 30, 2010. The coverage of nonperforming loans improved as the allowance for loan losses was 56.84% at March 31, 2011 compared with 45.62% at June 30, 2010. The general valuation portion of the allowance was 2.91% and 3.08% of performing loans at March 31, 2011 and June 30, 2010, respectively.

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

The total allowance for loan losses decreased slightly during the quarter, which was directionally consistent with the reduction in nonperforming loans and a smaller total loan portfolio. The general portion of the allowance declined $297,300, while the specific allowance decreased by $1,319,400 during the quarter as a result of the reduction and disposition of impaired loans. Based on recent portfolio trends, historical loss experience and

PART I — FINANCIAL INFORMATION

management’s factors, the Bank has experienced an increase to the general valuation allowance allocation to the one-to-four family loan pools, multi-family loan pools, commercial non real estate loan pools, and land loan pools, while commercial real estate loan pools, one-to-four family construction loan pools, and consumer loan pools experienced a decreased allocation. The change in the specific valuation allowance fiscal year-to-date was the result of the ongoing review of the individual loans for impairment and updates to valuations. Almost all of these loans are real estate related and considered collateral dependent. Real estate valuations in the Bank’s marketplace have declined and updated valuations have resulted in increased impairment valuation allowances. These additional specific allowances have been more than offset through utilization associated with impaired loan dispositions, resulting in a decline in the specific allowance during the quarter and year to date.

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

Nonperforming assets at March 31, 2011 and June 30, 2010 were as follows:

	March 31, 2011	June 30, 2010

Total nonperforming loans	$52,652,019	$69,565,017
Other nonperforming assets (1)	8,082,863	8,173,741

Total nonperforming assets	$60,734,882	$77,738,758

Ratio of nonperforming loans to total loans	8.88%	11.24%

Total nonperforming assets to total assets	7.81%	9.04%

(1)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession.

The elevated levels of nonperforming loans at March 31, 2011 and June 30, 2010 were attributable to poor current local economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures, as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have experienced slow sales and price decreases. The Bank has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Bank continues to experience an elevated level of nonperforming loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, the Bank’s primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off. The Bank experienced a decrease in nonperforming loans in the one-to-four family, construction, land, and commercial real estate loan portfolios.

Of the $52.7 million and $69.6 million in non-accruing loans at March 31, 2011 and June 30, 2010, $37.5 million and $50.1 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral and, to the extent collection of loan principal was in doubt, specific loss reserves were established. The evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation

PART I — FINANCIAL INFORMATION

of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Included in the impaired amount at March 31, 2011 and June 30, 2010 were $29,163,391 and $32,521,481, respectively, related to loans with a corresponding valuation allowance of $9,821,449 and $10,322,692, respectively. At March 31, 2011 and June 30, 2010, respectively, $8,291,521 and $18,029,777 of nonperforming loans had no allowance for loan losses allocated. The remaining balance of nonperforming loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $3,561,354, or 37.9%, and $3,966,256, or 20.9%, were established for these loans as of March 31, 2011 and June 30, 2010, respectively.

There are $5.1 million and $1.8 million in performing loans for which the Bank has established specific loan loss reserves as of March 31, 2011 and June 30, 2010, respectively. These loans are collateralized by various forms of one-to-four family real estate, non-residential real estate or residential construction. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $0.8 million and $0.4 million were established for these loans as of March 31, 2011 and June 30, 2010, respectively. The Bank was accruing interest on $14.1 million and $27.6 million of adversely classified loans at March 31, 2011 and June 30, 2010, respectively.

Non-Interest Income

For the three months ended March 31, 2011, non-interest income decreased by $9,118,696 from the prior year comparable period. This resulted primarily from the Company entering into an exchange agreement in the prior year period whereby the Company paid $400,000 in cash, and issued $600,000 in common stock and warrants valued at $1,046,790 in exchange for the cancellation of $10.0 million of the Trust Preferred Obligation of PVF Capital Trust II plus accrued but unpaid interest. This transaction resulted in a pretax gain of $9,065,908.

In the current period, income from mortgage banking activities increased by $33,858 as a result of lower gains on loan origination and sales activity of $234,070, a valuation impairment recovery of $126,658 recorded to the book value of mortgage loan servicing rights, and an increase to mortgage loan servicing fees of $24,384 along with a decrease to the amortization of mortgage loan servicing rights of $116,886. The Bank pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans.

In the current period, other, net increased by $76,265 primarily due to increased income generated by the Company’s partnership interest in a title company, as the result of higher loan refinancing activity. The title company earnings are directly correlated to loan origination activity of the Bank.

Gains and losses on the sale of real estate owned, including write-downs, is recorded in non-interest income and was a net loss of $339,000 for the quarter ended March 31, 2011 compared with a loss of $239,000 in the prior year period.

During the period, the Company began originating Small Business Administration (“SBA”) loans which it intends to retain the unguaranteed balance thereof and sell the guaranteed portion in the secondary market and recognize the resulting gain on loan sale income. Subject to approval by the SBA, the Company expects to begin selling its originations in the period ending June 30, 2011. Also during the period, the Company entered into an agreement with a local mortgage company to begin offering Federal Housing Administration residential mortgage loans under a brokerage arrangement.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2011 increased by $493,474, or 8.1%, from the prior year comparable period. This resulted from increases in compensation and benefits of $550,357, office occupancy and equipment of $10,557, and outside services of $143,386, which was partially offset by decreases to real estate owned expense of $102,050, FDIC insurance of $104,383 and other, net of $4,393.

PART I — FINANCIAL INFORMATION

The increase to compensation and benefits is due to higher incentive compensation associated with retail banking results, including the higher mortgage banking revenues year to date, along with staffing and other related compensation benefits associated with positioning the Company for growth and transition. The increase in outside services is primarily due to increased cost associated with the migration to an outside service provider for information technology. The decrease to real estate owned expense for the period is attributable to a decline in the acquisition and maintenance of properties acquired through foreclosure as compared with last year, but is elevated during the current period as well due to the activity levels associated with problem asset disposition. The decrease in the cost of FDIC insurance is due to a lower deposit base.

Income Tax Expense (Benefit)

The federal income tax provision (benefit) for the three-month period ended March 31, 2011 represented an effective benefit rate of 2.4% on the loss for the current period, compared to 35.3% for the prior year comparable period. The Company recorded a valuation allowance against deferred tax assets of $2.4 million, resulting in a net deferred tax asset of $0 at December 31, 2010. An ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $3.1 million, resulting in a net deferred tax asset of $0 at March 31, 2011. Accordingly, no tax benefit was recognized during the quarter related to the Company’s reported loss.

Results of Operations: Nine months ended March 31, 2011, compared to nine months ended March 31, 2010.

The Company’s net loss for the nine months ended March 31, 2011 was $7,121,876, as compared to net income of $4,187,961 for the prior year comparable period. This represents a decrease of $11,309,837 when compared with the prior year comparable period. The primary reason the Company was profitable in the prior period was the $17,627,438 gain on an exchange the Company entered into during the period, resulting in the cancellation of the $20.0 million of Trust Preferred Debentures.

Net interest income for the nine months ended March 31, 2011 increased by $641,146, or 4.3%, as compared to the prior year comparable period. This resulted from a decrease of $4,169,658, or 14.2%, in interest income more than offset by a decrease of $4,810,804, or 32.9%, in interest expense. The increase in net interest income was attributable to a 16 basis point increase in the interest-rate spread partially offset by a decrease in the average balance of interest-earning assets and interest-bearing liabilities for the quarter ended March 31, 2011 as compared to the prior year comparable period. The increase in interest-rate spread resulted primarily from a decrease of 70 basis points in rates paid on deposits in the current period. This decrease in deposit costs resulted in an overall decline of 68 basis points on the cost of interest-bearing liabilities which more than offset the decrease of 52 basis points on interest-earning assets.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the nine months ended March 31, 2011 and 2010 about average balances and average yields and costs for interest-earning assets and interest-bearing liabilities. Net interest income is affected by the interest-rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.

	March 31, 2011			March 31, 2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Interest-earning assets
Loans (1)	$615,002	$23,117	5.01%	$682,475	$26,867	5.25%
Mortgage-backed securities	43,783	1,347	4.10	59,442	1,963	4.40
Investments and other	134,695	755	0.75	81,488	559	0.91

Total interest-earning assets	793,480	25,219	4.24	823,405	29,389	4.76

Non-interest-earning assets	44,285			66,318

Total assets	$837,765			$889,723

Interest-bearing liabilities
Deposits	$650,410	$7,184	1.47%	$697,082	$11,348	2.17%
Borrowings	85,335	2,643	4.13	86,320	2,716	4.20
Subordinated debt	—	—	—	11,450	574	6.68

Total interest-bearing liabilities	735,745	9,827	1.78	794,852	14,638	2.46

Non-interest-bearing liabilities	22,571			33,849

Total liabilities	758,316			828,701
Stockholders’ equity	79,449			61,022

Total liabilities and stockholders’ equity	$837,765			$889,723

Net interest income		$15,392			$14,751

Interest-rate spread			2.46%			2.30%

Yield on interest-earning assets			2.59%			2.39%

Interest-earning assets to interest-bearing liabilities	107.85%			103.59%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

Provision for Loan Losses

For the nine months ended March 31, 2011, a provision for loan losses of $9,390,000 was recorded, while a provision for loan losses of $11,010,000 was recorded in the prior year comparable period. The current period provision for loan losses reflects increases to specific loan loss reserves, adjustments to historical loan loss percentages based upon the methodology described previously, and the elevated level of charge-offs during the current period.

PART I — FINANCIAL INFORMATION

Non-Interest Income

For the nine months ended March 31, 2011, non-interest income decreased by $15,213,300 from the prior year comparable period. This resulted primarily from the Company entering into two separate exchange agreements whereby the Company paid cash, and issued common stock and warrants in exchange for the cancellation of subordinated debt that resulted in a pretax gain of $17,627,400. Income from mortgage banking activities increased by $2,502,160 as a result of the higher levels of residential mortgage refinancing activities in the first half of the current fiscal year. Other, net increased by $303,031 primarily due to income generated by the Company’s partnership interest in a title company, and income on bank-owned life insurance (“BOLI”) increased by $35,841. These increases were partially offset by higher losses and write-downs on real estate owned of $387,235 and a decline in service and other fees of $15,788 in the current year period.

In the current period, income from mortgage banking activities increased by $2,502,160, as a result of: (i) increased loan refinancing activity resulting from cyclically low market rates during the first half of the year, which resulted in an increase to gains on loan origination and sales activity of $3,775,392; (ii) partially offset by a valuation impairment charge of $338,427 recorded against the book value of the mortgage loan servicing rights; and (iii) an increase to mortgage loan servicing fees of $43,042. This gain was partially offset by an increase to the amortization of mortgage loan servicing rights of $977,847.

During the prior year period, the Bank was able to restructure its investment in BOLI, transferring the balances from money market accounts into separate accounts generating earnings in excess of the cost of insurance. The Bank realized the full benefit of this restructuring in the current period. For part of the prior year comparable period, the earnings of the money market account were insufficient to offset the cost of BOLI.

Non-Interest Expense

Non-interest expense for the nine months ended March 31, 2011 increased by $132,201, or 0.7%, from the prior year comparable period. This resulted from increases to compensation and benefits of $822,991, outside services of $59,651, and office occupancy and equipment of $46,048, partially offset by decreases in other, net of $425,819, real estate owned expense of $190,426, and FDIC insurance of $180,244.

The decrease to other, net is primarily the result of lower legal expenses and lower state franchise tax expense in the current period. The decrease to real estate owned expense is attributable to a decline in the acquisition and maintenance of properties acquired through foreclosure. The decrease in the cost of FDIC insurance is due to a lower deposit base. The increase to compensation and benefits is due to incentive compensation associated with the higher mortgage banking revenues along with higher staffing and other related compensation benefits.

Income Tax Expense (Benefit)

The federal income tax provision for the nine-month period ended March 31, 2011 represented an effective rate of 8.2% on the loss for the current period compared to an effective rate of 35.6% on income for the prior year comparable period. The Company recorded a valuation allowance against deferred tax assets of $2.4 million, resulting in a net deferred tax asset of $0 at December 31, 2010. In recording the valuation allowance, $1.8 million was recognized against results from continuing operations, while $0.6 million, the portion of the change in the deferred tax asset relating to changes which flowed through comprehensive loss, was recorded to other comprehensive loss. An ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $3.1 million, resulting in a net deferred tax asset of $0 at March 31, 2011.

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

During the current period, the Company changed its overall liquidity position by using payments received on loans, mortgage-backed securities and securities along with its cash and cash equivalents position to redeem brokered and retail certificates of deposits along with the funding of the matured $50 million repurchase agreement. This resulted in a lower on balance sheet liquidity position and higher off balance sheet liquidity via higher secured borrowing capacity with the FHLB.

Management believes the Company maintains sufficient liquidity to meet current operational needs. Cash at the Company level totaled $5,185,826 at March 31, 2011.

The Bank’s primary regulator, the OTS, has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At March 31, 2011, the Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

(In thousands)	Park View Federal Capital	Percent of Assets (1)	Requirement for Well-Capitalized Institution
Tangible capital	$71,498	9.11%	N/A
Tier-1 core capital	71,498	9.11	5.00%
Tier-1 risk-based capital	71,498	11.86	6.00
Total risk-based capital	79,136	13.12	10.00

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

Pursuant to the Bank Order, the OTS directed the Bank to raise its Tier 1 (core) capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009. At March 31, 2011, the Bank continued to meet these capital requirements. During the quarter ended December 31, 2010, the Company invested an additional $4.0 million in the capital of the Bank. With the addition of capital invested in the Bank, the Bank exceeded the required capital ratios under the Bank Order. However, until the Bank Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended: (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. During the period covered by this Quarterly Report on Form 10-Q, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	N/A

(b)	N/A

(c)	The Company did not repurchase its equity securities during the period ended March 31, 2011.

PART II — OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1 [1]	First Amended and Restated Articles of Incorporation, as amended

3.2 [2]	Code of Regulations, as amended and restated

10.1[3]	PVF Capital Corp. Form of Restricted Stock Award

10.2[3]	PVF Capital Corp. Form of Stock Option Award

31.1[3]	Rule 13a-14(a) Certification of Chief Executive Officer

31.2[3]	Rule 13a-14(a) Certification of Chief Financial Officer

32[3]	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2010 (Commission File No. 333-163037).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2008 (Commission File No. 0-24948).
(3)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.
(Registrant)

Date: May 13, 2011	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer
(Duly authorized officer)

/s/ James H. Nicholson
James H. Nicholson
Chief Financial Officer
(Principal financial officer)

/s/ Edward B. Debevec
Edward B. Debevec
Treasurer and Principal Accounting Officer
(Principal accounting officer)