Form 10-K
period 2011-06-30
PVF CAPITAL CORP
filed 2011-09-19
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-24948

PVF CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Ohio	34-1659805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30000 Aurora Road, Solon, Ohio	44139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (440) 248-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (par value $0.01 per share)	The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant’s voting shares are listed on the Nasdaq Capital Market under the symbol “PVFC.” The aggregate market value of voting shares held by nonaffiliates of the Registrant was approximately $31,809,603 based on the closing sale price of the registrant’s common shares as listed on the Nasdaq Capital Market as of December 31, 2010 ($1.82 per share). Solely for purposes of this calculation, directors and executive officers are treated as affiliates.

As of September 9, 2011, the Registrant had 25,669,718 common shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement for the 2011 Annual Meeting of Shareholders. (Part III)

PART I

Item 1.	Business

General

PVF Capital Corp. (“PVF” or the “Company”) is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”). PVF owns and operates Park View Federal, PVF Service Corporation (“PVFSC”), a real estate subsidiary, and Mid Pines Land Company (“MPLC”), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary which is currently inactive, and two other subsidiaries, PVF Mortgage Corp. and PVF Community Development Corp., both of which are chartered for future operation, but are also currently inactive. PVF also created PVF Capital Trust I and PVF Capital Trust II for the sole purpose of issuing trust preferred securities. Park View Federal has operated continuously for 91 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF’s main office is located at 30000 Aurora Road, Solon, Ohio 44139 and its telephone number is (440) 248-7171.

Park View Federal’s principal business consists of attracting deposits from the general public and investing these funds primarily in loans secured by first mortgages on real estate, as well as other commercial and consumer loans located in the Bank’s market area, which consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. Historically, Park View Federal has emphasized the origination of loans for the purchase or construction of residential real estate, commercial real estate and multi-family residential property and land loans. To a lesser extent, Park View Federal has also originated loans secured by second mortgages, including home equity lines of credit and loans secured by savings deposits. Over much of the last two-year period, portfolio real estate lending has been minimal as Park View Federal has continued to focus on problem asset resolution. Recently, the Bank has increased its new substantive lending activity in the commercial and industrial loan segment, including Small Business Administration (“SBA”) lending in late fiscal 2011.

Park View Federal derives its income principally from interest earned on loans and, to a lesser extent, loan servicing and other fees, gains on the sale of loans and interest earned on investments. Park View Federal’s principal expenses are interest expense on deposits and borrowings and non-interest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, Federal Home Loan Bank of Cincinnati (“FHLB of Cincinnati”) advances and other borrowings, repayments of outstanding loans, sales of loans and operating revenues. The business of PVF consists primarily of the business of Park View Federal.

For the fiscal year ending June 30, 2011, PVF and Park View Federal, as a federally chartered savings and loan holding company and federal savings association, respectively, have been subject to examination and comprehensive federal regulation and oversight by the Office of Thrift Supervision (the “OTS”). As of July 21, 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and has altered the jurisdictions of existing bank regulatory agencies. In particular, the Dodd-Frank Act has transferred the regulatory responsibilities and authority over federal savings associations and savings and loan holding companies from the OTS to the Office of the Comptroller of the Currency (the “OCC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), respectively. Park View Federal has also been and continues to be subject to regulation and examination by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s savings deposits up to applicable limits through the Deposit Insurance Fund (the “DIF”). Park View Federal is a member of, and owns capital stock in, the FHLB of Cincinnati, which is one of 12 regional banks in the Federal Home Loan Bank System (the “FHLB”). For additional information on the regulation of PVF and Park View Federal, see the section captioned “Regulation.”

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

The Bank Order requires Park View Federal to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and the submission of a detailed plan to accomplish this; (ii) if Park View Federal fails to meet these capital requirements at any time after December 31, 2009, within 15 days thereafter prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to Park View Federal’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit for OTS approval a new business plan that will include the requirements contained in the Bank Order and that also will include well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the FDIC; and (viii) not declare or pay dividends or make any other capital distributions from Park View Federal without receiving prior OTS approval.

The Company Order requires PVF to take several actions, including, but not limited to: (i) submit a capital plan that includes, among other things, (1) the establishment of a minimum tangible capital ratio of tangible equity capital to total tangible assets commensurate with the Company’s consolidated risk profile, and (2) specific plans to reduce the risks to PVF from its current debt levels and debt servicing requirements; (ii) not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem the Company’s equity stock without the prior non-objection of the OTS, except that this provision does not apply to immaterial capital stock redemptions that arise in the normal course of PVF’s business in connection with its share-based compensation plans; and (iii) not incur, issue, renew, roll over or increase any debt or commit to do so without the prior non-objection of the OTS (debt includes loans, bonds, cumulative preferred stock, hybrid capital instruments such as subordinated debt or trust preferred securities, and guarantees of debt).

The Bank Order and the Company Order also impose certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements that PVF and Park View Federal may enter into, third party service contracts and transactions with affiliates.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing. Effective July 21, 2011, the OCC and the Federal Reserve Board succeeded to all powers, authorities, rights and duties of the OTS relating to the enforcement of the Bank and Company Orders, respectively, as a result of the regulatory transition under the Dodd-Frank Act.

On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Shareholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs. Subsequent to the offering, PVF has contributed $24.0 million of the proceeds to the capital of Park View Federal to improve its regulatory capital position. At June 30, 2011, Park View Federal’s Tier 1 (core) capital ratio was 8.63% and its total risk-based capital ratio was 12.87%, exceeding the requirements of the Bank Order.

PVF and Park View Federal believe that each are in compliance with all requirements of the Bank and Company Orders that are required to date, with the exception of the level of adversely classified assets and achieving the return to profitability. At June 30, 2011, Park View Federal’s level of adversely classified assets to core capital plus the allowance for loan and lease losses was 68.6% and its level of adversely classified assets and assets designated as special mention was 87.8%. Although Park View Federal did not meet the reduced adversely classified asset levels required by June 30, 2011, and has not yet returned to profitability, it will continue to work to comply with all such requirements in the future.

PVF’s Internet site, www.parkviewfederal.com, provides the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) free of charge as soon as reasonably practicable after the Company has filed the report with the Securities and Exchange Commission (the “Commission”).

Market Area

Park View Federal conducts its business through seventeen offices located in Cuyahoga, Summit, Medina, Lorain, Lake, Portage and Geauga Counties in Ohio, and its market area consists of Cuyahoga, Summit, Medina, Lorain, Lake, Portage and Geauga Counties in Ohio. At June 30, 2011, over 90% of Park View Federal’s net loan portfolio and generally all of the Bank’s deposits were in Park View Federal’s market area.

The economy in Park View Federal’s market area has historically been based on the manufacturing of durable goods. Though manufacturing continues to remain an important sector of the economy, diversification has occurred with the growth of healthcare, education, service, financial and wholesale and retail trade industries. In recent years, the healthcare industry has grown significantly in Park View Federal’s market area and has overtaken manufacturing as Cleveland’s largest sector employer.

During fiscal 2011, Park View Federal’s market area continued to experience dramatic declines in the housing market, with falling home prices and increased foreclosures and higher rates of unemployment, which have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially in the area of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Concerns therefore exist about the stability of the financial markets, as well as the strength of counterparties, lenders, and financial institutions.

Lending Activities

General

Park View Federal’s lending activities include the origination of commercial real estate and business loans, consumer loans, and conventional fixed-rate and adjustable-rate mortgage loans for acquisition or refinancing of single-family residential homes located in the Bank’s primary market area. Permanent mortgage loans on condominiums, multi-family (over four units) and nonresidential properties are also offered by Park View Federal. Historically, construction financing of single-family residential properties was a primary component of the Bank’s lending activity; however, depressed market conditions in the last several years have forced a curtailment of lending activity within this segment and lead the Bank to focus its new substantive lending activity in the commercial and industrial loan segment, including a specialized focus in SBA lending, subject to market conditions and applicable lending restrictions imposed under the Home Owners’ Loan Act (“HOLA”).

Loan Portfolio Composition

Park View Federal’s loans receivable and loans receivable held for sale totaled $556.7 million at June 30, 2011, representing 70.7% of total assets at such date. It is Park View Federal’s policy to concentrate its lending in its market area.

Set forth below is certain data relating to the composition of Park View Federal’s loan portfolio by type of loan on the dates indicated. As lending activity to commercial and industrial customers has increased, the composition of the loan portfolio will continue to change.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Real estate loans receivable held for investment:
One-to-four family residential	$135,996	24.85%	$154,794	26.35%	$158,956	23.78%	$168,532	23.59%	$163,298	22.89%
Home equity line of credit	79,979	14.61	83,261	14.17	88,407	13.23	87,876	12.30	85,093	11.93
Multi-family residential	48,656	8.89	48,902	8.33	58,568	8.76	52,421	7.34	48,101	6.74
Commercial	192,109	35.10	211,690	36.04	192,115	28.74	174,404	24.41	184,850	25.91
Commercial equity line of credits	17,020	3.11	24,971	4.25	46,287	6.92	36,913	5.17	33,208	4.66
Land	39,030	7.13	51,811	8.82	60,922	9.11	73,545	10.29	74,414	10.43
Construction—residential	6,276	1.15	14,433	2.46	39,237	5.87	55,442	7.76	63,316	8.88
Construction—multi-family	1,594	0.29	3,294	0.56	5,211	0.78	5,803	0.81	6,397	0.90
Construction—commercial	4,237	0.77	5,294	0.90	20,381	3.05	38,303	5.36	31,610	4.43
Non-real estate	53,366	9.75	21,937	3.73	32,155	4.81	33,592	4.70	30,455	4.27

	578,263	105.66	620,387	105.61	702,239	105.05	726,831	101.73	720,742	101.04
Deferred loan fees	(984)	(0.18)	(1,462)	(0.25)	(2,296)	(0.34)	(2,685)	(0.38)	(2,832)	(0.40)
Allowance for loan losses	(29,997)	(5.48)	(31,519)	(5.36)	(31,483)	(4.71)	(9,654)	(1.35)	(4,581)	(0.64)

Total other items	(30,981)	(5.66)	(32,981)	(5.61)	(33,779)	(5.05)	(12,339)	(1.73)	(7,413)	(1.04)

Total loans receivable, net	$547,282	100.00%	$587,406	100.00%	$668,460	100.00%	$714,492	100.00%	$713,329	100.00%

Loans receivable held for sale, net	$9,392		$8,718		$27,078		$7,831		$14,993

Loan Maturity

The following table presents at June 30, 2011 the amount of loan principal repayments scheduled to be received by Park View Federal during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments, no stated maturity date and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments that may cause Park View Federal’s actual repayment experience to differ from that shown below.

	Due During the Year Ending June 30, 2012	Due After One Through Five Years After June 30, 2011	Due Five Years or More After June 30, 2011
(In thousands)
Real estate mortgage loans	$231,921	$176,045	$104,824
Real estate construction loans	12,107	—	—
Non-real estate loans	21,667	30,752	947

Total	$265,695	$206,797	$105,771

Due After June 30, 2012
(In thousands)
Fixed rate	$89,210
Adjustable rate	223,358

$312,568

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans may be substantially less than their contractual terms because of prepayments.

Origination, Purchase and Sale of Loans

Residential Lending

Park View Federal generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, Park View Federal concentrates its lending activities in its market area.

Generally, Park View Federal originates fixed-rate, single-family mortgage loans in conformity with Freddie Mac and Fannie Mae guidelines, so as to permit their being swapped with Freddie Mac or Fannie Mae in exchange for mortgage-backed securities secured by such loans or their sale in the secondary market. All such loans are sold or swapped, as the case may be, with servicing rights retained, and are sold in furtherance of Park View Federal’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. Park View Federal generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells or converts into mortgage-backed securities, and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

Commercial Lending

Park View Federal also originates loans to commercial borrowers for their operating companies, including traditional lines of credit, revolving lines of credit and term loans and for the purpose of purchasing commercial owner-occupied, investment, and/or multi-family properties. During the last year, the Bank has augmented its commercial lending activities with SBA guaranties, which enables the guaranteed portion of these loans to either be held in the portfolio or to be sold in the secondary market.

Loan Underwriting Policies

Residential Lending

Park View Federal historically has been and continues to be an originator of single-family residential real estate loans in its market area. Park View Federal currently originates fixed-rate residential mortgage loans in accordance with underwriting guidelines promulgated by Freddie Mac and Fannie Mae and adjustable-rate mortgage loans for terms of up to 30 years. At June 30, 2011, $136.0 million, or 24.8%, of Park View Federal’s net loan portfolio consisted of single-family conventional mortgage loans, of which approximately $104.5 million, or 76.8%, carried adjustable interest rates. Included in single-family conventional mortgage loans are $32.9 million in second mortgage loans and $37.6 million in non-owner occupied loans. In addition, Park View Federal had $9.4 million in loans held for sale. These loans carry fixed rates and are loans originated by Park View Federal to be swapped with Freddie Mac and Fannie Mae in exchange for mortgage-backed securities or sold for cash in the secondary market.

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

Park View Federal’s lending activities are subject to the Bank’s written, nondiscriminatory underwriting guidelines and to loan origination procedures prescribed by Park View Federal’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by independent outside appraisers approved by Park View Federal’s Board of Directors. As prescribed by Park View Federal’s Credit Policy and supporting approved lending authorities, Park View Federal’s residential underwriter has authority to approve all fixed-rate single-family residential mortgage loans which meet Freddie Mac and Fannie Mae underwriting guidelines and those adjustable-rate single-family residential mortgage loans which meet the Bank’s underwriting standards and are in amounts of less than $700,000. All loans in excess of the above amounts, or any exceptions to guidelines must be approved by Park View Federal’s Loan Committee. All loans secured by savings deposits can be approved by lending officers based in Park View Federal’s branch offices.

It is Park View Federal’s policy to have a mortgage creating a valid lien on real estate and to obtain a title insurance policy which insures that the property is free of prior encumbrances. When a title insurance policy is not obtained, a lien verification is received. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Federal Emergency Management Agency, paid flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which Park View Federal makes disbursements for items such as real estate taxes and homeowners insurance.

Park View Federal’s lending policies permit it to lend up to 95% of the appraised value of the real property securing a mortgage loan. Private Mortgage insurance is required on those loans whose loan-to-value ratios exceed 80%.

Interest rates charged by Park View Federal on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes and, in the case of fixed-rate single-family residential loans, rates established by Freddie Mac and Fannie Mae. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Commercial and Multi-Family Residential Real Estate Lending

The commercial real estate loans originated by Park View Federal are secured primarily by office buildings, shopping centers, warehouses and other income-producing commercial property. Park View Federal’s multi-family residential loans are primarily secured by apartment buildings. These loans are generally for a term of up to 5 years, amortization periods from 10 to 25 years and with interest rates that adjust either annually or every three to five years based upon changes in the Treasury Rate Index or FHLB advance rate, plus a negotiated margin. Commercial real estate loans, including commercial equity lines of credit (whose offering is now curtailed), and multi-family residential real estate loans amounted to $257.8 million, or 47.1%, of Park View Federal’s net loan portfolio at June 30, 2011.

Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans depends on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space, and, as such, may be subject to fluctuation based upon current economic conditions. To minimize these risks, Park View Federal generally limits itself to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. Park View Federal obtains financial statements and, in most cases, the personal guarantees from all principals obtaining commercial real estate loans.

The HOLA includes a provision that limits Park View Federal’s non-residential real estate lending to no more than four times its total capital. This maximum limitation, which at June 30, 2011 was $275.9 million, has not materially limited the Bank’s lending practices.

Under HOLA, the maximum amount which Park View Federal may lend to any one borrower is 15% of the Bank’s unimpaired capital and surplus, or $12.8 million at June 30, 2011. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. Park View Federal may request a waiver from the OCC to exceed the 15% loans-to-one borrower limitation on a case-by-case basis. See “—Loans-to-One Borrower” for more information and a discussion of the loans-to-one borrower regulations.

Construction Loans

While Park View Federal continues to offer residential and commercial construction loans, market conditions have decreased the volume of activity within this loan segment. When originated, loans for the construction of owner-occupied, single-family residential properties are underwritten in connection with the permanent loan on the property and have a construction term of six to 18 months. Interest rates on residential construction loans made to the eventual occupant are set at competitive rates, and are usually fixed for the construction term. Interest rates on commercial construction loans are set at a variable rate based on the prime rate or the London Interbank Offer Rate (“LIBOR”) index, and adjust quarterly or monthly, respectively. Generally, the construction period for commercial properties is less than 24 months. Advances are paid directly to subcontractors and suppliers and are authorized and made on a percentage-of-completion basis. At June 30, 2011, $12.1 million, or 2.2%, of Park View Federal’s net loan portfolio consisted of construction loans.

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

Land Loans

As with the construction loan segment, market conditions have slowed the origination of loans to builders and developers for the acquisition and/or development of vacant land. Park View Federal will continue to allow attrition in the construction and the land loan segments, as the Bank shifts its balance sheet composition from real estate and land-focused to commercial and industrial lending (in purpose and in collateral).

Historically, the proceeds of the land loan were used to acquire the land itself and/or to make site improvements necessary to develop the land into saleable lots. As in the past, Park View Federal will not originate land loans to borrowers wishing to speculate in the value of land, and limits land loans to borrowers who expect to begin development of the property within two years of the date of the loan.

Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. All of these loans originated are within the Park View Federal’s market area. Park View Federal had $39 million, or 7.1%, of its net loan portfolio in land loans at June 30, 2011.

Home Equity Line of Credit Loans

Park View Federal originates loans secured by mortgages on residential real estate. Such loans are for an initial ten-year draw period followed by a ten-year repayment period. At June 30, 2011, Park View Federal had $80.0 million, or 14.6%, of its net loan portfolio held for investment in home equity lines of credit.

Commercial Non-Real Estate Business Loans

Park View Federal originates commercial business loans secured by non-real estate assets such as accounts receivable, inventory, furniture and fixtures, equipment and certain intangible assets. Such loans are part of a new lending strategy for Park View Federal. Generally, these loans are made for up to $5.0 million to any one borrowing relationship (person or company). This new activity follows Park View Federal Credit Policy and supporting Underwriting Guidelines in establishing collateral values, advance rates and required levels of due diligence. Generally, Park View Federal requires the personal guarantee of all borrowers for such loans. At June 30, 2011, Park View Federal had $53.4 million, or nearly 9.8%, of its net loan portfolio in commercial non-real estate business loans.

Loan Participation Interests

From time to time, Park View Federal sells participation interests in mortgage loans and commercial loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Park View Federal held whole loans and participations in loans originated by other lenders of approximately $14.3 million at June 30, 2011. Loans which Park View Federal purchases must meet or exceed the underwriting standards for loans originated by the Bank.

Mortgage Banking Activity

The Company originates conventional loans secured by first lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the year ended June 30, 2011, Park View Federal recorded a gain of $7.3 million on the sale of $336.6 million in loans receivable originated for sale. Cyclically low market rates resulted in increased refinancing activity for the year. The sold loans were generally sold on a servicing retained basis.

In addition to interest earned on loans and income recognized on the sale of loans, Park View Federal receives fees for servicing loans that it has sold or swapped for mortgage-backed securities. During the year ended June 30, 2011, Park View Federal reported a net loan servicing loss of $0.7 million, as the result of the accelerated repayment of loans serviced along with an impairment charge against the value of its mortgage loan servicing asset and, at June 30, 2011, was servicing approximately $1.1 billion of loans for others. The income from loan servicing during this period was attributable to the generation of mortgage loan servicing fees of $2.6 million, which was reduced by amortization expense of $3.0 million of the mortgage servicing assets resulting from heavy refinance activity and an impairment charge of $0.3 million resulting from low interest rates and accelerated prepayment speeds during the year. Park View Federal has been able to keep delinquencies on residential loans serviced for others to a relatively low level of the aggregate outstanding balance of loans serviced, as a result of its policy of limiting servicing to loans it originates and subsequently sells to Freddie Mac and Fannie Mae. Because of the success Park View Federal has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate single-family residential mortgage loans with Freddie Mac and Fannie Mae in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.

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

At June 30, 2011 and 2010, Park View Federal had $9.4 million and $8.7 million, respectively, of fixed-rate single-family mortgage loans available for sale.

Non-performing Loans and Other Problem Assets

It is the Bank’s policy to monitor its loan portfolio and to anticipate and address payment delinquencies, loans with attributes of potential future delinquency and those with delinquencies due to loan maturities. When a borrower fails to make a payment on a loan, Park View Federal takes immediate steps to have the delinquency cured and the loan restored to current status. Within its Credit Policy, Park View Federal delineates its approaches to consumer and commercial loan delinquencies. Remedies to all delinquencies begin with contact to the borrower, once a loan is past its due date. For serious commercial loan delinquencies, a separate work out plan may be developed and followed until the delinquency is cured and the loan is returned to accrual status. For consumer delinquencies exceeding 90 days, Park View Federal will institute additional measures to enforce its remedies resulting from the loan’s default, including commencing foreclosure action. It is Park View Federal’s desire to work with the borrower towards an acceptable loan modification, loan restructuring or forbearance agreement.

The following table sets forth information with respect to Park View Federal’s non-performing loans and other problem assets at the dates indicated:

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accruing loans: (1)
Real estate	$50,347	$69,025	$69,762	$22,489	$13,653
Accruing loans which are contractually past due 90 days or more:
Real estate	—	65	729	2,977	876

Total non-accrual and 90 days past due loans	$50,347	$69,090	$70,491	$25,466	$14,529

Ratio of non-performing loans to total loans	8.71%	11.14%	10.04%	3.51%	1.99%

Other non-performing assets (2)	$7,973	$8,174	$11,608	$4,065	$2,622

Total non-performing assets	$58,320	$77,264	$82,099	$29,531	$17,151

Total non-performing assets to total assets	7.41%	8.99%	9.11%	3.40%	1.90%

(1)

Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Nonaccrual loans include all loans classified as doubtful or loss, and all loans greater than 90 days past due with a loan-to-value ratio greater than 60%.

(2)	Other non-performing assets represent property acquired by Park View Federal through foreclosure or repossession.

The following is a schedule detailing the length of time our nonaccrual loans and accruing loans that are contractually past due 90 days have been contractually past due, along with detail as to the composition of nonaccrual loans and accruing loans that are contractually past due 90 days at June 30, 2011 and 2010:

	At June 30,
	2011				2010
	(In thousands)
	90 days or less	91 to 365 days	More than 365 days	Total	90 days or less	91 to 365 days	More than 365 days	Total
One-to-four residential	$1,888	$2,569	$5,741	$10,198	$2,658	$8,880	$3,106	$14,644
Home equity line of credit	402	634	2,510	3,546	1,117	1,766	1,487	4,370
Multi-family residential	—	1,839	369	2,208	—	369	—	369
Commercial real estate	2,723	4,308	5,080	12,111	5,734	7,611	5,251	18,596
Land	2,481	4,080	7,725	14,286	1,696	2,491	11,965	16,152
Residential construction	122	547	1,982	2,651	402	521	4,545	5,468
Multi-family construction	—	—	—	—	—	—	3,324	3,324
Commercial construction	—	2,993	829	3,822	3,193	1,180	1,250	5,623
Non-mortgage	1,324	201	—	1,525	498	46	—	544

Total	$8,940	$17,171	$24,236	$50,347	$15,298	$22,864	$30,928	$69,090

The ongoing high level in nonaccrual loans and accruing loans which are contractually past due more than 90 days at June 30, 2011 and June 30, 2010 is attributable to poor current local and national economic conditions. Residential markets locally and nationally have been impacted by a significant increase in foreclosures and value declines as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. As a savings institution, Park View Federal has significant exposure to the residential market in the greater Cleveland, Ohio area. As a result, Park View Federal has seen a continued high level of non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, one of Park View Federal’s primary markets, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned (“REO”), or charged off.

Of the $50.3 million in nonaccrual loans at June 30, 2011, $36.6 million were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction loans. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral. To the extent Park View Federal believes the collection of loan principal is in doubt, it establishes specific loss reserves. Management’s evaluations of the underlying collateral include a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This evaluation involves discounting the original appraised values of the real estate and estimated disposition costs along with unpaid real estate taxes to arrive at an estimate of the net realizable value of the collateral. Through this process, management established specific loss reserves related to these loans as of June 30, 2011 of $9.0 million.

The remaining nonaccrual loans with a balance totaling $13.7 million at June 30, 2011 represent homogeneous one-to-four family loans. The loss allocations applied to adversely classified loans are based on current appraisals on the underlying collateral, the potential impact of continuing erosion in real estate values and the estimated cost of disposal. Additionally, the loss allocations consider the potential that the value of this collateral may erode during the foreclosure process. Through this analysis, management established specific reserves for these loans to the extent such losses are identifiable. At June 30, 2011 specific reserves of $3.2 million related to these loans.

Impaired loans represent nonaccrual loans in the nonresidential real estate, non real estate and residential construction loan categories. Of these, $12.1 million are commercial real estate loans, $20.8 million are construction and land loans, $1.5 million are non-mortgage loans, and $2.2 million are multi-family loans. At June 30, 2011, foreclosure proceedings had been initiated on non residential real estate and construction and land loans with principal balances of $7.8 million, and $14.0 million, respectively. At June 30, 2011, impaired commercial real estate and construction and land loans have been past due on average 418 and 499 days, respectively. Foreclosure proceedings for these loans are subject to external factors, such as bankruptcy and other legal proceedings that may delay the disposition of the loan, but generally occur within a period of time ranging from 12 to 60 months from the time they are initiated until the loan is ultimately collected, transferred to REO, or charged off.

It is Park View Federal’s policy not to record as income partial interest payments on nonaccrual loans. At June 30, 2011, gross interest income of $4.5 million would have been recorded on loans accounted for on a nonaccrual basis if such loans had been current and accruing.

At June 30, 2011, non-accruing loans consisted of 207 loans totaling $50.3 million, and included 97 conventional residential mortgage loans aggregating $10.2 million, 30 home equity line of credit loans aggregating $3.5 million, 25 land loans in the amount of $14.3 million, 19 construction loans in the amount of $6.5 million, 29 commercial real estate loans in the amount of $12.1 million, 5 commercial non-mortgage loans in the amount of $1.5 million, and 2 multi-family loan in the amount of $2.2 million. Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.

Park View Federal has adversely classified $64.0 million of loans at June 30, 2011, including $50.3 million in non-performing loans discussed above. This compares to $87.6 million of adversely classified loans and $69.0 million in non-performing loans at June 30, 2010. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or in the institutions credit position at some future date. Park View Federal had $16.5 million and $24.7 million in special mention, potential problem loans (excluding owner occupied one-to-four family loans) at June 30, 2011 and June 30, 2010, respectively.

Real estate acquired by Park View Federal as a result of foreclosure is classified as REO until such time as it is sold. At June 30, 2011, Park View Federal had 40 real estate owned properties totaling $8.0 million. These properties include raw land, partially developed land and, in some cases, developed and partially developed commercial and residential properties. Park View Federal faces the possibility of declines in value of these properties below their carrying amount. During the year ended June 30, 2011, Park View Federal recognized a write-down on other REO of $1.3 million. Occasionally, Park View Federal will finish development or construction of these projects or homes. In these cases, Park View Federal also faces the risk that costs to complete construction will exceed original estimates or other execution risks.

Asset Classification and Allowance for Loan Losses

Federal regulations require savings institutions to review their assets on a regular basis and to classify them as “substandard,” “doubtful,” or “loss,” if warranted. If an asset or portion thereof is classified as a loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as a loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention is required to be designated as “special mention.” As part of its Credit Policy, Park View Federal outlines its risk rating methodology to ensure appropriate grading of non-homogenous loans. The Asset Classification Committee reviews the recommendations of Park View Federal’s Special Assets team for potential downgrades and allocation of specific reserve allowance to loans. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. For additional information regarding regulatory capital requirements, see the section captioned “Regulatory Capital Requirements.” OCC examiners may disagree with the insured institution’s classifications and amounts reserved. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination. At June 30, 2011, total nonaccrual and 90 days past due loans and other non-performing assets were $50.3 million, all of which were classified as substandard. For additional information, see the section captioned “—Non-performing Loans and Other Problem Assets” and Note 3 of Notes to Consolidated Financial Statements.

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

General allowances are made pursuant to management’s assessment of risk in Park View Federal’s loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans, which are contractually past due and considering the net realizable value of the security for the loan. Management continues to monitor Park View Federal’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. The following table shows how Park View Federal’s allowance for loan losses is allocated at each of the dates indicated:

	June 30, 2011	June 30, 2010
General allowance	$16,961,901	$16,902,971
Specific allowance	13,034,992	14,616,876

Total allowance	$29,996,893	$31,519,847

Management’s approach includes establishing a specific valuation allowance by evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management establishes a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on Park View Federal’s historical loss experience, trends based on changes to non-performing loans and foreclosure activity, effectiveness of its credit administration processes and management’s subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is Park View Federal’s loss experience for each category. Historical loss percentages are calculated and adjusted by taking charge-offs in each risk category during the past 18 months and dividing the total by the average balance of each category.

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

Management’s ongoing analysis of the allowance for loan losses considers changes in nonaccrual loans and changes in probable loan losses as economic conditions deteriorate and the underlying collateral is subjected to an elongated foreclosure process.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$31,520	$31,483	$9,654	$4,581	$4,675

Charge-offs:
Mortgage loans	15,529	14,891	9,446	984	1,178
Non-real estate (1)	—	—	—	2	18

Total charge-offs	15,529	14,891	9,446	986	1,196

Recoveries:
Mortgage loans	466	—	2	1	—
Non-real estate (1)	—	—	—	—	—

Total recoveries	466	—	2	1	—

Net charge-offs	15,063	14,891	9,444	985	1,196

Provision charged to income	13,540	14,928	31,273	6,058	1,102

Balance at end of year	$29,997	$31,520	$31,483	$9,654	$4,581

Ratio of net charge-offs during the year to average loans outstanding during the year	2.5%	2.2%	1.3%	0.1%	0.1%

(1)	Consists primarily of line of credit loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At June 30,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	% of Loans in Category to Total Loans Outstanding	Amount	% of Loans in Category to Total Loans Outstanding	Amount	% of Loans in Category to Total Loans Outstanding	Amount	% of Loans in Category to Total Loans Outstanding	Amount	% of Loans in Category to Total Loans Outstanding
Mortgage loans:
One-to-four family residential (1)	$10,108	38.43%	$13,048	40.70%	$11,738	40.81%	$3,797	42.69%	$1,200	43.05%
Multi-family residential	1,768	8.69	3,166	8.41	1,701	9.08	304	8.05	288	7.57
Commercial	8,459	36.90	8,395	39.00	5,885	36.85	3,153	34.27	2,508	34.68
Land	7,891	6.75	5,688	8.35	11,698	8.68	1,716	10.29	582	10.43
Unallocated	—	—	488	—	—	—	189	—	—	—

Total mortgage loans	28,226	90.77	30,785	96.46	31,022	95.42	9,159	95.30	4,578	95.73
Non-real estate	1,771	9.23	735	3.54	461	4.58	495	4.70	3	4.27

Total allowance for loan losses	$29,997	100.00%	$31,520	100.00%	$31,483	100.00%	$9,654	100.00%	$4,581	100.00%

(1)	Consists of one-to four-family residential and home equity lines of credit, including owner-occupied and non-owner-occupied properties.

Investment Activities

Park View Federal’s investment policy currently allows for investment in various types of liquid assets, including U.S. government and U.S. government sponsored enterprise securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers’ acceptances at other federally insured depository institutions and mortgage-backed securities. The general objective of Park View Federal’s investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. Park View Federal’s equity investments consist of floating rate preferred stock issued by Freddie Mac and Fannie Mae. On September 7, 2008, the Federal Housing Finance Agency (the “FHFA”) placed Freddie Mac and Fannie Mae under conservatorship and suspended dividend payments on Freddie Mac and Fannie Mae subject securities. As a result of this action, Park View Federal recorded a noncash, other-than-temporary gross impairment charge of approximately $1.8 million relative to its investments in preferred stock issued by Freddie Mac and Fannie Mae. As required by Accounting Staff Codification (ASC) 320, “Investments—Debt and Equity Securities” (“ASC 320”), when a decline in fair value is deemed other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The impairment represented an after-tax charge of approximately $1.2 million, or $0.16 per share, which was recorded during the second quarter of fiscal 2009. During 2010, these securities were sold, resulting in a pre-tax gain of $23,000.

Park View Federal reports its investments, other than marketable equity securities and securities available for sale, at cost as adjusted for discounts and unamortized premiums. Park View Federal has the intent and ability and generally holds all securities until maturity.

In June 2011, Park View Federal sold $29.9 million in mortgage-backed securities available for sale, recognizing a gain of $1.2 million. At present, management is not aware of any conditions or circumstances which could impair its ability to hold its remaining securities to maturity. In accordance with its general investment policy, Park View Federal held U.S. government sponsored enterprise securities, mortgage-backed securities and FHLB of Cincinnati stock at June 30, 2011. For additional information regarding Park View Federal’s investment activities, see Note 2 of Notes to Consolidated Financial Statements.

The following table sets forth the carrying value of Park View Federal’s securities portfolio and FHLB of Cincinnati stock at the dates indicated:

	At June 30,
	2011	2010	2009
	(In thousands)
Investment securities:
Equity securities	$—	$—	$103
U.S. government sponsored enterprise securities	8,947	20,129	—
U.S. government securities			50,000
Mortgage-backed securities held to maturity	—	—	—
Mortgage-backed securities available for sale	4,972	47,146	64,178

Total securities	13,919	67,275	114,281
FHLB of Cincinnati stock	12,811	12,811	12,811

Total investments	$26,730	$80,086	$127,092

The following table sets forth the scheduled maturities, carrying values, market values and average yields for Park View Federal’s debt securities at June 30, 2011. The U.S. Government Sponsored Enterprise Securities are callable quarterly, have multiple coupon resets and maturities ranging up to 10 years.

	At June 30, 2011
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
U.S. Government Sponsored Enterprise Securities	$—	—%	$—	—%	$8,947	1.78%	$—	—%	$8,947	1.78%
Mortgage-backed securities	236	2.70%	—	—%	—	—%	4,736	3.50%	4,972	3.46%

Total	$236	2.70%	$—	—%	$8,947	1.78%	$4,736	3.50%	$13,919	2.38%

Deposit Activity and Other Sources of Funds

General

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

Deposits

Park View Federal attracts deposits principally from within its primary market area by offering a variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts and certificates of deposit, which generally range in maturity from seven days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by Park View Federal on a periodic basis. Park View Federal generally reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, Park View Federal considers the rates offered by competing institutions, funds acquisition costs and liquidity requirements, growth goals and federal regulations. Under the terms of the Bank Order, Park View Federal is prohibited from accepting brokered deposits or offering rates more than 75 basis points above the national average rate.

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

Park View Federal’s deposits decreased by $15.0 million for the fiscal year ended June 30, 2011, as compared to the fiscal year ended June 30, 2010, as $28.1 million of maturing brokered deposits were not renewed. Deposit balances totaled $652.6 million, $667.5 million and $724.9 million at the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Deposits in Park View Federal as of June 30, 2011 were represented by the various programs described below:

Weighted Average Interest Rate	Category	Minimum Balance	Balance (in thousands)	Percentage of Total Deposits
0.07%	NOW accounts	$50	$37,748	5.78%
0.17	Passbook statement accounts	5	49,748	7.62
0.79	Money market accounts	1,000	116,094	17.79
0.00	Non-interest earning demand accounts	50	28,947	4.44

			232,537	35.63
	Certificates of Deposit
1.58	3 months or less	500	317,765	48.69
1.55	3-6 months	500	31,871	4.88
1.86	6-12 months	500	38,115	5.84
2.61	1-3 years	500	27,407	4.20
2.49	More than three years	500	4,877	0.76

1.68	Total certificates of deposit		420,035	64.37

1.24	Total deposits		$652,572	100.00%

The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated:

	For the Year Ended June 30,
	2011			2010			2009
	Interest- Bearing Demand Deposits	Savings Deposits	Time Deposits	Interest- Bearing Demand Deposits	Savings Deposits	Time Deposits	Interest- Bearing Demand Deposits	Savings Deposits	Time Deposits
Average balance	$137,140	$51,707	$431,439	$108,232	$64,995	$497,236	$108,997	$38,545	$537,739
Average rate paid	0.71%	0.23%	1.91%	0.97%	0.86%	2.56%	1.74%	1.43%	3.74%

The rates currently paid on certificates maturing within one year or less are lower than the rates currently being paid on similar certificates of deposit maturing thereafter. Park View Federal will seek to retain these deposits to the extent consistent with its long-term objective of maintaining positive interest rate spreads. Depending upon interest rates existing at the time such certificates mature, Park View Federal’s cost of funds may be significantly affected by the rollover of these funds. A decrease in such cost of funds, if any, may have a material impact on Park View Federal’s operations. To the extent such deposits do not roll over, Park View Federal may, if necessary, use other sources of funds, including borrowings from the FHLB of Cincinnati, to replace such deposits. For additional information, see the section captioned “Borrowings.”

The following table indicates the amount of Park View Federal’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2011:

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$37,270
Three through six months	38,848
Six through 12 months	49,899
Over 12 months	34,863

Total	$160,880

Borrowings

Savings deposits historically have been the primary source of funds for Park View Federal’s lending, investments and general operating activities. Park View Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. Park View Federal currently has two commitments with the FHLB of Cincinnati for flexible lines of credit, referred to as a cash management advance (“CMA”) and a Repo advance (“REPO”), in the amounts of $30 million and $200 million, respectively, which can be drawn on to the extent of collateral pledged. At June 30, 2011, Park View Federal had borrowing capacity of $2.6 million on these lines of credit. The CMA and the REPO were not drawn down at June 30, 2011. Advances from the FHLB of Cincinnati are secured by Park View Federal’s stock in the FHLB of Cincinnati and other eligible assets. In addition, PVFSC had a loan with an outstanding balance of $1.2 million collateralized by real estate. For additional information, refer to Note 7 of Notes to Consolidated Financial Statements.

The following table sets forth certain information regarding Park View Federal’s advances from the FHLB of Cincinnati for the periods indicated:

	At June 30,
	2011	2010	2009
	(Dollars in thousands)
Amounts outstanding at end of period	$35,000	$35,000	$35,000
Weighted average rate	2.96%	2.96%	2.96%
Maximum amount outstanding at any month end	$35,000	$45,000	$57,000
Approximate average outstanding balance	$35,000	$35,056	$37,750
Weighted average rate	2.96%	2.95%	2.88%

Subordinated Debt

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

On September 1, 2009, PVF entered into an exchange agreement (the “Exchange Agreement I”) with the holder and collateral manager of the $10.0 million principal amount trust preferred securities issued by Trust I in 2004. Under Exchange Agreement I, on September 3, 2009, the securities holder exchanged its $10.0 million of trust preferred securities for the following consideration paid by PVF: (i) a cash payment of $500,000; (ii) a number of the Company’s common shares equal to $500,000 divided by the average daily closing price of PVF’s common shares for the 20 business days prior to September 1, 2009, equating to 205,297 shares; (iii) a warrant to purchase 769,608 of the Company’s common shares (the “Trust I Warrant A”); and (iv) a warrant to purchase 27,739 of the Company’s common shares (the “Trust I Warrant B”) as a result of the issuance of common shares in connection with second trust preferred exchange as described below. The exercise price for all warrants was $1.75, the price at which PVF completed a rights offering and an offering to a standby investor as described below. The warrants were exercisable for two years following the closing and expired on September 3, 2011.

As a result of repurchase of the trust preferred securities issued by Trust I, PVF recorded a gain of $8,561,530 which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust I Warrant A and Trust I Warrant B were estimated to be $808,088 and $29,126, respectively, and were recorded in paid in capital.

On October 9, 2009, PVF entered into an exchange agreement (the “Exchange Agreement II”) with investors, including principally directors and officers of the Company and Park View Federal and certain individuals not affiliated with the Company (collectively, the “Investors’), whom held trust preferred securities with an aggregate liquidation amount of $10.0 million issued by Trust II in 2006. Under the Exchange Agreement II, on March 16, 2010, the Investors exchanged the $10.0 million of trust preferred securities for aggregate consideration consisting of: (i) $400,000 in cash, (ii) common shares valued at $600,000 based on the average daily closing price of the common shares over the 20 trading days prior to October 9, 2009, equating to 280,241 shares; (iii) warrants to purchase 797,347 of PVF’s common shares (the “Trust II A Warrants”; and (iv) warrants to purchase 448,832 of the Company’s common shares (the “Trust II B Warrants”) that were issued as a result of PVF completing a rights offering and an offering to a standby investor described below The exercise price for the warrants is $1.75, the price of the shareholder rights offering. The warrants are exercisable for five years following the closing and expire on March 16, 2015.

As a result of the repurchase of the trust preferred securities issued by Trust II, PVF recorded a gain of $9,065,908 which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust II A Warrants and Trust II B Warrants were estimated to be $669,771 and $377,019, respectively and were recorded as paid in capital.

Common Share Issuance

On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Shareholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs.

Subsidiary Activities

Park View Federal is required to give the FDIC and the OCC (formerly, OTS) 30 days prior notice before establishing or acquiring a new subsidiary or commencing a new activity through an existing subsidiary. Both the FDIC and the OCC have the authority to prohibit the initiation of, and to order the termination of, subsidiary activities determined to pose a risk to the safety or soundness of the institution.

As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2011, Park View Federal was authorized to invest up to approximately $24 million in the shares of, or as loans to, subsidiaries, including the additional 1% investment for community, inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

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

PVF Service Corporation

At June 30, 2011, PVFSC had a $0.1 million investment in a joint venture that owns real estate leased to Park View Federal for use as a branch office in Avon, Ohio. Also, at June 30, 2011, PVFSC had a $0.1 million investment in a joint venture for a branch office location in Mayfield Heights, Ohio. PVFSC also has an interest in Park View Plaza, a joint venture, which is a strip center in Cleveland, Ohio that includes Park View Federal’s Cleveland branch office. PVFSC also has an interest in a joint venture containing a title company, PVF Title Services, LLC. In addition, PVFSC had a $4.3 million investment in office properties used by PVF and Park View Federal that includes the Corporate Center in Solon, Ohio, and branch offices in Bainbridge, Ohio and Chardon, Ohio. In November 2008, PVFSC refinanced a line of credit loan for $1.6 million. The balance at June 30, 2011 was $1.2 million, and the loan is secured by the Corporate Center in Solon, Ohio.

Mid Pines Land Company

At June 30, 2011, MPLC had an investment of $0.6 million in land adjacent to PVF’s Corporate Center in Solon, Ohio.

Competition

Park View Federal faces strong competition both in originating real estate and other loans and in attracting deposits. Park View Federal competes for real estate and other loans principally on the basis of interest rates and the loan fees it charges, the type of loans it originates and the quality of services it provides to borrowers. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate that are located in Park View Federal’s market area.

Park View Federal generally attracts all its deposits through its branch offices primarily from the communities in which these branch offices are located. Consequently, competition for deposits is principally from other savings institutions, commercial banks, credit unions and brokers in these communities. Park View Federal competes for deposits and loans by offering a variety of deposit accounts at competitive rates, a wide array of loan products, convenient business hours and branch locations, a commitment to outstanding customer service and a well-trained staff. In addition, Park View Federal believes it has developed strong relationships with local businesses, realtors, builders and the public in general, giving it an excellent image in the community.

Employees

As of June 30, 2011, PVF and its subsidiaries had 159 full-time employees and 31 part-time employees, none of whom was represented by a collective bargaining agreement. PVF believes it enjoys a good relationship with its personnel.

Regulation

General

For the fiscal year ended June 30, 2011, PVF and Park View Federal, as a federally chartered savings and loan holding company and federal savings association, respectively, have been subject to examination and comprehensive federal regulation and oversight by the OTS. As of July 21, 2011, the Dodd-Frank Act has imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and has altered the jurisdictions of existing bank regulatory agencies. In particular, the Dodd-Frank Act has transferred the regulatory responsibilities and authority over federal savings associations and savings and loan holding companies from the OTS to the OCC and the Federal Reserve Board, respectively. Park View Federal has also been and continues to be subject to regulation and examination by the FDIC, which insures the deposits of Park View Federal to the maximum extent permitted by law, and other certain requirements established by the Federal Reserve Board.

The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws or regulations. Such regulations and supervision primarily are intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides federal banking regulators, including the OCC, the Federal Reserve Board and the FDIC, with substantial enforcement powers. The enforcement authority of the OCC and the Federal Reserve Board (which previously resided with the OTS) over savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed previously with the OTS or going forward with the OCC and the Federal Reserve Board.

For information with respect to current operating restrictions imposed on PVF and Park View Federal by the OTS and now being enforced by the OCC and the Federal Reserve Board, see the section captioned “Regulatory Agreements.”

Recently Enacted Regulatory Reform

Federal regulators continue to implement many provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. PVF is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the new law that may affect PVF and Park View Federal:

•	Effective July 21, 2011, the OTS was merged into the OCC and the authority of the other remaining bank regulatory agencies has been restructured;

•

The Consumer Financial Protection Bureau has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	New capital regulations for thrift holding companies have been adopted and any new trust preferred securities no longer count toward Tier 1 capital;

•	The prohibition on the payment of interest on demand deposits has been repealed, effective July 21, 2011;

•

The standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and non-interest-bearing transaction accounts have unlimited deposit insurance through January 1, 2013;

•	The deposit insurance assessment base calculation has been expanded to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

New corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements.

Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making by federal regulators. PVF is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with the applicable portions of the law and its rules and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse affect on our operating results and financial condition.

Regulation of Park View Federal.

General

As a savings institution, Park View Federal is subject to extensive regulation by federal banking regulators, and its deposits are insured by the DIF, which is administered by the FDIC. The lending activities and other investments of Park View Federal must comply with various federal regulatory requirements. Historically, the OTS has periodically examined Park View Federal for compliance with various regulatory requirements, which examination will now be conducted by the OCC. The FDIC also has the authority to conduct special examinations of FDIC-insured savings institutions. Park View Federal must regularly file reports describing its activities and financial condition. Park View Federal is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere herein. The discussion is not intended to be a complete explanation of all applicable laws and regulations and is qualified in its entirety by reference to the actual statutes and regulations involved.

Regulatory Capital Requirements

Under the former OTS regulations and current OCC regulations, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, Tier 1 capital (core) equal to at least 4.0% (or 3.0% if the institution is the highest rated under the OTS examination rating system) of adjusted total assets and “total capital,” a combination of Tier 1 and “supplementary” capital, equal to at least 8.0% of “risk-weighted” assets. In addition, the OTS has adopted, and the OCC continues to enforce, regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is the highest rated). For purposes of these regulations, Tier 1 capital generally consists of common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. For additional information regarding regulatory capital requirements, see the section captioned “Prompt Corrective Regulatory Action.” Investments in subsidiaries that are engaged as principal in activities not permissible for national banks must also be deducted from Tier 1 capital. Park View Federal was in compliance with all applicable regulatory capital requirements at June 30, 2011.

In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution’s allowances for loan and lease losses allowances, and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2011, Park View Federal had no equity investments for which federal regulations require a deduction from total capital.

The risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, which the OCC has adopted for federal savings associations, one-to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and multi-family mortgages (or residential property consisting of five or more dwelling units) with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer, home equity and land loans, residential and nonresidential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by Fannie Mae or Freddie Mac are assigned a 20% risk weight. Cash and United States government securities backed by the full faith and credit of the United States government are given a 0% risk weight. At June 30, 2011, Park View Federal’s risk-weighted assets were $594.4 million, and its total risk-based capital was $76.5 million, or 12.87%, of risk-weighted assets.

The table below presents Park View’s capital position at June 30, 2011, relative to its various minimum regulatory capital requirements:

	At June 30, 2011
	Amount	Percent of Assets (1)
	(Dollars in thousands)
Tangible Capital	$68,928	8.63%
Tangible Capital Requirement	11,984	1.50

Excess	56,944	7.13%

Tier 1/Core Capital	$68,928	8.63%
Tier 1/Core Capital Requirement	63,916	8.00

Excess	5,012	0.63%

Tier 1 Risk-Based Capital	$68,928	11.60%
Tier 1 Risk-Based Capital Requirement	23,774	4.00

Excess	45,154	7.60%

Risk-Based Capital	$76,475	12.87%
Risk-Based Capital Requirement	71,322	12.00

Excess	5,153	0.87%

(1)	Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

In addition to requiring generally applicable capital standards for savings institutions, the OTS has had the authority, which has been transferred to the OCC, to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as is determined to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and such a savings institution may be issued a directive requiring such savings institution to submit and adhere to a plan for increasing capital. On October 19, 2009, Park View Federal was directed by the OTS to raise its Tier 1 core capital and total risk-based capital ratios to 8.0% and 12.0%, respectively. As of June 30, 2011, Park View Federal continued to exceed the minimum capital ratios required under the Bank Order. However, until the Bank Order is terminated, Park View Federal cannot be classified as well-capitalized under prompt corrective action provisions.

Regulatory Agreements

On October 19, 2009, PVF and Park View Federal, entered into the Company and Bank Orders with the OTS, whereby the Company and the Bank each consented to the issuance of the Cease and Desist Order promulgated by the OTS without admitting or denying that grounds existed for the OTS to initiate an administrative proceeding against PVF or Park View Federal.

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

The Company Order requires PVF to take several actions, including, but not limited to: (i) submit a capital plan that includes, among other things, (1) the establishment of a minimum tangible capital ratio of tangible equity capital to total tangible assets commensurate with PVF’s consolidated risk profile, and (2) specific plans to reduce the risks to the Company from its current debt levels and debt servicing requirements; (ii) not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem PVF equity stock without the prior non-objection of the OTS, except that this provision does not apply to immaterial capital stock redemptions that arise in the normal course of PVF’s business in connection with its share-based compensation plans; and (iii) not incur, issue, renew, roll over or increase any debt or commit to do so without the prior non-objection of the OTS (debt includes loans, bonds, cumulative preferred stock, hybrid capital instruments such as subordinated debt or trust preferred securities, and guarantees of debt).

The Bank Order and the Company Order also impose certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements that PVF and Park View Federal may enter into, third party service contracts and transactions with affiliates.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing by the OTS. Effective July 21, 2011, the OCC and the Federal Reserve Board succeeded to all powers, authorities, rights and duties of the OTS relating to the enforcement of the Bank and Company Orders, respectively, as a result of the regulatory transition under the Dodd-Frank Act.

On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Shareholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, PVF contributed approximately $20.0 million of the proceeds to the capital of Park View Federal to improve its regulatory capital position. At June 31, 2010, Park View Federal’s Tier 1 (core) capital ratio was 8.63% and its total risk-based capital ratio was 12.83%, exceeding the requirements of the Bank Order.

At June 30, 2011, PVF and Park View Federal believed they were in compliance with all requirements of the Bank Order and the Company Order that are required to date, with the exception of the level of adversely classified assets and achieving the return to profitability. At June 30, 2011, Park View Federal’s level of adversely classified assets to core capital plus the allowance for loan and lease losses was 68.6% and its level of adversely classified assets and assets designated as special mention was 87.8%. Although Park View Federal did not meet the reduced adversely classified asset levels required by June 30, 2011, and has not yet returned to profitability, it will continue to work to comply with all such requirements in the future.

Prompt Corrective Regulatory Action

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

A “critically undercapitalized” savings institution is defined as a savings institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative preferred stock less all intangibles other than qualifying supervisory goodwill and certain servicing rights. The OCC may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OCC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At June 30, 2011, Park View Federal was deemed a well capitalized institution for purposes of the prompt corrective action regulations. For more information regarding the position of Park View Federal with respect to the FDICIA prompt corrective action rules, see Note 13 of Notes to Consolidated Financial Statements.

Safety and Soundness Standards

Interagency Guidelines Establishing Standards for Safety and Soundness require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at peer institutions. If the OCC determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Additionally, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

Federal Home Loan Bank System

Park View Federal is a member of the FHLB, which consists of 12 regional FHLBs subject to supervision and regulation by the FHFA. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB, Park View Federal is required to acquire and hold specified amounts of capital stock in the FHLB of Cincinnati. Park View Federal was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2011 of $12.8 million. The FHLB of Cincinnati’s ability to pay dividends to its shareholders is subject to a variety of factors such as legal requirements, the Bank’s financial condition and income and economic conditions.

The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB. It makes advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Cincinnati. Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2011, Park View Federal had $35 million in advances outstanding from the FHLB of Cincinnati. For more information regarding Park View Federal’s sources of funds, see the section captioned “Borrowings.”

Loan and Investment Powers

Federal savings associations, such as Park View Federal, are subject to certain lending and investment restrictions imposed by the HOLA and the OCC’s implementing regulations thereunder. Under these laws and regulations, federal savings associations may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. Federal savings associations may also establish service corporations that may engage in activities not otherwise permissible, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including: (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (iii) a limit of 20% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association’s assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third- party finder or referral fees were paid; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (vi) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. In addition, the HOLA and the OCC regulations provide that a federal savings association may invest up to 10% of its assets in tangible personal property for leasing purposes. At June 30, 2011, Park View Federal met all lending restrictions imposed under the HOLA.

Qualified Thrift Lender Test

Pursuant to the provisions of HOLA, savings association must meet the standard of a qualified thrift lender (“QTL”). Under the QTL test, Park View Federal is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, an association’s total assets less the sum of: (1) specified liquid assets up to 20% of total assets; (2) goodwill and other intangible assets; and (3) the value of property used to conduct Park View Federal’s business. “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans. If a savings association fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made non-compliance potentially subject to agency enforcement action for violation of law. At June 30, 2011, Park View Federal qualified as a QTL. Additionally, Park View Federal had also met the QTL test in each of the prior 12 months.

Uniform Lending Standards

Under current federal banking regulations, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators. Park View Federal believes that its current lending policies conform to these guidelines.

Insurance of Deposit Accounts

The deposits of Park View Federal are insured to the maximum extent permitted by the DIF and are backed by the full faith and credit of the U.S. government. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from 7 to 77.5 basis points.

On February 7, 2011, the FDIC approved a final rule that changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and established a target size for the DIF. The rule, as mandated by the Dodd-Frank Act, set a target size for the DIF at 2 percent of insured deposits. It also implemented a lower assessment rate schedule when the fund reaches 1.15 percent (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provided for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The final rule also created a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance. The brokered deposit adjustment will not apply to banks over $10 billion that are well-capitalized and have a CAMELS rating of 1 or 2, consistent with the treatment for smaller banks. Also, the “noncore funding to total liabilities” ratio is eliminated from the loss severity score and the liability run-off rates have been recalibrated. The final rule went into effect beginning with the second quarter of 2011 and will be payable at the end of September, 2011.

In order to cover losses to the DIF, the FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base). The amount of Park View Federal’s special assessment, which was paid on September 30, 2009, was $430,387. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. Nevertheless, pursuant to discretionary authority granted to the FDIC, the FDIC determined to exempt Park View Federal from having to prepay its quarterly risk-based assessment for the fourth quarter of 2009, and all of 2010, 2011 and 2012.

The Emergency Economic Stabilization Act of 2008 (“EESA”) instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts were insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts were fully insured (unlimited coverage). The Dodd-Frank Act made permanent the $250,000 per customer insurance limit for deposit accounts, and in November 2010, the FDIC issued a final rule under the Dodd-Frank Act that continued temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

All FDIC-insured depository institutions must pay an additional quarterly assessment, based on deposit levels, to provide funds for the payment of interest on bonds issued by the Financing Corporation (“FICO”), a federal corporation chartered under the authority of the Federal Housing Finance Board. The FICO bonds were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary regardless of a depository institution’s capitalization or supervisory evaluations.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. In addition, the FDIC has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

Dividend Limitations

Under applicable federal regulations, Park View Federal may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of Park View Federal’s conversion from mutual to stock form.

Federal regulations require that savings institutions submit notice to the OCC prior to making a capital distribution (which includes dividends, share repurchases and amounts paid to shareholders of another institution in a cash merger) if: (i) they would not be well capitalized after the distribution; (ii) the distribution would result in the retirement of any of the institution’s common or preferred stock or debt counted as its regulatory capital; or (iii) the institution is a subsidiary of a holding company. A savings institution must make application to the OCC to pay a capital distribution if: (1) the institution would not be adequately capitalized following the distribution; (2) the institution’s total distributions for the calendar year exceed the institution’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years; or (3) the distribution would otherwise violate applicable law or regulation or an agreement with or conditions imposed by the OTS and/or OCC. As a subsidiary of a savings and loan holding company, Park View Federal must, at a minimum, provide prior notice to the OCC of capital distributions. The OCC may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

In addition to the foregoing, earnings of Park View Federal appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. For additional information regarding federal income taxes, see the “Taxation.” Park View Federal intends to make full use of this favorable tax treatment and does not contemplate using any earnings of the Bank in a manner which would limit Park View Federal’s bad debt deduction or create Federal tax liabilities.

PVF and Park View Federal are currently prohibited from paying dividends under the terms of the Company and Bank Orders. For additional information, see the section captioned “Regulatory Capital Requirements.”

Federal Reserve System

Federal Reserve Board regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $10.7 million and $58.8 million (subject to adjustment) plus a reserve of 10% (subject to adjustment between 8% and 14%) against that portion of total transaction accounts in excess of $58.8 million. The first $58.8 million of otherwise reservable balances (subject to adjustment) is exempt from the reserve requirements. At June 30, 2011, Park View Federal met its reserve requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Park View Federal’s interest-earning assets.

Pursuant to the EESA, the Federal Reserve Board announced on October 6, 2008, that Federal Reserve Banks will begin to pay interest on depository institutions’ required and excess reserve balances. Paying interest on required reserve balances should essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period. The payment of interest on excess reserves will permit the Federal Reserve to expand its balance sheet as necessary to provide the liquidity necessary to support financial stability.

Interstate Branching

Federal law permits federal savings institutions to branch in any state or states of the U.S. and its territories, subject to certain exceptions. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, an institution may not establish an out-of-state branch unless: (i) the institution qualifies as a “domestic building and loan association” under §7701(a)(19) of the Code or meets the QTL test and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or as a QTL; and (ii) such branch would not result in (1) formation of a prohibited multi-state multiple savings and loan holding company, or (2) a violation of certain statutory restrictions on branching by savings institution subsidiaries of bank holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OCC will also consider the institution’s record of compliance with the Community Reinvestment Act in connection with any branch application.

Loans to One Borrower Limitations

Under federal law, loans and extensions of credit, to a borrower may generally not exceed 15% of the unimpaired capital and surplus of the savings institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. At June 30, 2011, Park View Federal’s lending limit under this restriction was $12.8 million.

Enforcement

Effective July 21, 2011, the OCC has primary enforcement responsibility over federal savings institutions. In this regard, the OCC has the authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Transactions with Affiliates

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

Savings institutions are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% shareholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution’s loan to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above specified amounts to directors, executive officers and greater than 10% shareholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. The specified amounts are the greater of $25,000 or 5% of capital and surplus (and any loan or loans aggregating to $500,000 or more). Further, loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons. There is an exception to that requirement were such loans are made pursuant to a benefit or compensation program that is widely available to employees of the institution and the program does not give preference to directors or executive officers over other employees.

Section 22(g) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Extensions of credit to executive officers, directors, and greater than 10% shareholders of a depository institution by any other institution which has a correspondent banking relationship with the institution are prohibited, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Regulation of PVF

General

PVF is a savings and loan holding company as defined by HOLA. As such, PVF has historically been subject to OTS regulation, examination, supervision and reporting requirements. However, effective July 21, 2011, the Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies, such as PVF. As a subsidiary of a savings and loan holding company, Park View Federal is subject to certain restrictions in its dealings with PVF and affiliates thereof.

Capital

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five year transition period from the July 21, 2010 (the date of enactment of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Activities Restrictions

The Board of Directors of PVF presently intends to operate the Company as a unitary savings and loan holding company. Since PVF became a unitary savings and loan holding company before May 4, 1999, there are generally no restrictions on the activities of the Company; however, this broad latitude to engage in activities can be restricted if the Federal Reserve Board determines an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association or if the association fails to qualify as a QTL. The Federal Reserve Board may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

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

Restrictions on Acquisitions

According to federal law, savings and loan holding companies are generally prohibited from acquiring, without prior approval: (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof: or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Federal Reserve Board, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

Acquisition of the Company

Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire control of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control of PVF. Under the CIBCA, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Taxation

General

PVF and its subsidiaries currently file a consolidated federal income tax return based on a fiscal year ending June 30. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

Federal Income Taxation

PVF and Park View Federal are both subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, PVF and Park View Federal may be subject to an alternative minimum tax. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

Savings institutions are subject to the provisions of the Code in the same general manner as other corporations. Prior to legislation in 1996, institutions such as Park View Federal which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. Legislation that is effective for tax years beginning after December 31, 1995 repealed the reserve method available to thrifts and required institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. Park View Federal had no such excess reserve. Park View Federal is no longer allowed to use the percentage of taxable income method for tax loan loss provisions, but is allowed to use the experience method of accounting for bad debts as long as it is not considered a large thrift. Beginning with June 30, 1997 taxable year, Park View Federal was treated the same as a small commercial bank. Institutions with less than $500 million in assets were still permitted to make deductible bad debt additions to reserves, using the experience method. Beginning with the June 30, 2000 taxable year, Park View Federal began being taxed as a large thrift and is only able to take a tax deduction when a loan is actually charged off.

Earnings appropriated to Park View Federal’s bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless the Bank includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

Park View Federal’s federal income tax returns through June 30, 2009 were audited by the Internal Revenue Service. The fiscal year June 30, 2010 remains open to audit.

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

Executive Officers of the Registrant

The following sets forth information with respect to the executive officers of PVF.

Name	Age as of September 17, 2011	Title
Robert J. King, Jr.	56	President and Chief Executive Officer of PVF and Park View Federal
James H. Nicholson	49	Executive Vice President and Chief Financial Officer of PVF and Park View Federal
Jeffrey N. Male	62	Vice President and Secretary of PVF and Executive Vice President and Chief Residential Lending Officer of Park View Federal
Jane Grebenc	52	Executive Vice President of Retail Banking of Park View Federal
Lonnie L. Shiffert	53	Executive Vice President of Corporate Banking of Park View Federal
Mary Ann Stropkay	39	Senior Vice President and Chief Credit Officer of Park View Federal

Robert J. King, Jr.

Mr. King was appointed President and Chief Executive Officer of PVF and Park View Federal in July, 2009 and began service on September 10, 2009. Mr. King succeeded Marty E. Adams, who served as interim chief executive of PVF and Park View Federal from March 4, 2009 to September 9, 2009 Prior to joining PVF, Mr. King was senior managing director of FSI Group, LLC, a private equity operation focused on investing in the financial sector. Prior to that, Mr. King held numerous positions with Fifth Third Bank, which he joined in 1975. During his tenure with the Cincinnati-based company, he served as vice president of Institutional Asset Administration, director of marketing, commercial lending officer, customer service manager and marketing research specialist. In 1989, he joined Fifth Third Bank (Northeastern Ohio) as an executive vice president and was promoted to president and chief executive officer the following year. In 1997, Fifth Third’s Board of Directors appointed King Chairman of Fifth Third Bank (Northeastern Ohio), a position he held until his retirement in 2004. He also was an executive vice president of Fifth Third Bancorp and regional president of Fifth Third affiliates in Toledo, Dayton, Columbus and southern Ohio.

James H. Nicholson

In November 2009, James H. Nicholson was appointed Chief Financial Officer of PVF and Park View Federal. From 2006 to 2009, Mr. Nicholson served Huntington Bank in several capacities, including regional chief operating officer (Akron/Canton Region) and regional president and chief operating officer (Eastern Ohio Region). Mr. Nicholson previously served as Executive Vice President and Chief Operating Officer of Unizan Financial Corp. and President and Chief Executive Officer and director of Unizan Bank, National Association from 2002 until Huntington Bancshares, Inc.’s acquisition of Unizan Financial in 2006. Previously, Mr. Nicholson’s served BancFirst Ohio Corp. and The First National Bank of Zanesville as Controller from 1990 to 1994, Chief Financial Officer until 1996, Executive Vice President and Chief Operating Officer until 1997, and President and Chief Executive Officer and a director of the bank until the merger with Unizan Financial (formerly UNB Corp.) in 2002. Mr. Nicholson became a director of BancFirst Ohio Corp. in 2000, and was also serving as its Executive Vice President and Corporate Secretary at the time of the 2002 merger.

Jeffrey N. Male

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

Jane Grebenc

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

Lonnie L. Shiffert

In November 2009, Mr. Shiffert was appointed as Chief Commercial Lending Officer. Previously, Mr. Shiffert served in several senior level commercial real estate positions with institutions in the Cleveland area, including with the Citizens Banking Company as Senior Vice President and Manager, Commercial Real Estate Department (2007 to 2009), Sky Bank as Senior Vice President and Manager, Commercial Real Estate

Department (2006 to 2007), Fifth Third Bank as Senior Vice President and Manager, Commercial Real Estate Department (2004 to 2006), and Provident Bank as Senior Vice President and Manager, Commercial Real Estate Department (1998 to 2004).

Mary Ann Stropkay

In August 2010, Ms. Stropkay was appointed Senior Vice President and Chief Credit Officer. Previously, Ms. Stropkay served as President and Chief Executive Officer of Shore Bank Enterprise Cleveland, a 501(c)3 Community Development Finance Institution from 2007 to 2010. Ms. Stropkay served as a Senior Vice President in wealth management at FirstMerit Bank from 2005 to 2007. Prior to that, Ms. Stropkay served in a variety of senior capacities at National City Corporation from 1993 to 2005.

Item 1A.	Risk Factors

Our business could be impacted by any of the risks noted below, although such risks are not the only risks that we face. Additional risks that are not presently known or that we presently deem to be immaterial could also have a material, adverse impact on our business, financial condition or results of operations.

Risks Relating to Economic and Market Conditions

Difficult market conditions and economic trends have adversely affected our industry and our business.

Beginning in the latter half of 2007, the U.S. and global financial markets experienced severe disruption and volatility, with business activity across a wide range of industries and regions greatly reduced. Although economic conditions have begun to show improvement in recent months, certain sectors of the U.S. economy, such as real estate, remain weak and unemployment rates, specifically in Ohio, remain high. Local governments and many businesses still face serious difficulties due to lower consumer spending and the lack of liquidity in the credit markets.

Market conditions over the past three years have also led to the failure and merger of a number of financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization levels and of the DIF, which has led to a significant increase in deposit insurance premiums paid by financial institutions and pervasive regulatory modifications.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Because we have a significant amount of real estate loans, additional decreases in the value of real estate collateral securing the payment of such loans may result in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results. Adverse changes in the economy may also have a negative effect on the ability of our borrowers, including those involving commercial real estate, to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. Overall, while economic and market conditions have improved in the U.S. and in our primary geographic market, there can be no assurance that this improvement will continue.

Certain interest rate movements may hurt earnings and asset value.

Our results of operations depend substantially on our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits and other borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, the money supply, and the policies of various governmental and regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.

Increases in interest rates can affect the value of loans and other assets, including our ability to realize gains on the sale of assets. We originate loans for sale and for our portfolio. Increasing interest rates may reduce the origination of loans for sale and consequently the fee income we earn on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and leases, resulting in an increase in nonperforming assets and a reduction of income recognized.

In contrast, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on loans sold to be lower than originally anticipated. If this happens, we may need to write down our servicing assets faster, which would accelerate our expense and lower our earnings.

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

Our market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. As of June 30, 2011, management estimates that more than 90% of deposits and generally all of loans came from our market area. Because of our concentration of business activities in our market area, our financial condition and results of operations depend upon economic conditions in our market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas when and if they do occur.

Risks Related to Our Business

We are subject to restrictions and conditions of Company and Bank Orders. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Company and Bank Orders. Failure to comply with the Company and Bank Orders could result in additional enforcement action against us.

The Company and Bank Orders contain a number of significant directives, including higher capital requirements, requirements to reduce the level of our classified and criticized assets, growth and operating restrictions, restrictions on brokered deposits, and restrictions on dividend payments. These restrictions may impede our ability to operate our own business and to effectively compete in our markets. If we fail to comply with the terms and conditions of the Company and Bank Orders, the Federal Reserve Board and/or the OCC could take additional enforcement action against us, including the imposition of further operating restrictions, directing us to seek a merger partner or to liquidate Park View Federal. On March 26, 2010, we completed a rights offering and an offering to a standby investor. Shareholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, we raised gross proceeds of $30.0 million. Upon completion of the offering, we contributed $20.0 million of the offering proceeds to Park View Federal to improve its regulatory capital position. The resulting regulatory capital ratios of Park View Federal now exceed the capital requirements of the Bank Order. As of June 30, 2011, PVF and Park View Federal believe they are in compliance with all requirements of the Bank and Company Orders that are required to date, with the exception of the level of adversely classified assets and achieving the return to profitability. At June 30, 2011, Park View Federal’s level of adversely classified assets to core capital plus the allowance for loan and lease losses was 68.6% and its level of adversely classified assets and assets designated as special mention was 87.8%. Although Park View Federal did not meet the reduced adversely classified asset levels required by June 30, 2011, and has not yet returned to profitability, it will continue to work to comply with all such requirements in the future.

We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Company and Bank Orders, and we will incur ongoing expenses attributable to compliance with the terms of the orders. It is possible regulatory compliance expenses related to the Company and Bank Orders could have a material adverse impact on us in the future.

The OCC must approve any deviation from our business plan, which could limit our ability to make any changes to our business, which could negatively impact the scope and flexibility of our business activities. Further, the imposition of the Company and Bank Orders, including certain restrictions on severance and indemnification payments and employment and compensation arrangements, may make it more difficult to attract and retain qualified employees. While we plan to take appropriate actions and intend to seek to have the Company and Bank Orders terminated in the future, such actions may not result in the Federal Reserve Board or OCC terminating such orders.

We are subject to growth and operating restrictions imposed by the Company and Bank Orders. These conditions could impede our ability to operate our business.

Pursuant to the terms of the Company and Bank Orders, we are subject to specified operating restrictions. These operating restrictions provide that: (i) Park View Federal must limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OCC); (ii) the Bank and the Company must obtain OCC approval prior to appointing any new director or senior executive officer; (iii) the PVF and Park View Federal must obtain regulatory approval prior to making certain severance and indemnification payments; (iv) Park View Federal must receive OCC approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and senior executive officers; (v) Park View Federal must obtain OCC approval of all third-party contracts that are significant to the operation or financial condition of the Bank or that are outside the normal course of business; (vi) Park View Federal must provide the OCC with advance notice of all proposed transactions with affiliates; and (vii) Park View Federal may not pay dividends or make any other capital distribution, including repurchase or redemption of capital stock, without the prior approval of the OCC. These restrictions may impede our ability to operate our business.

We have a relatively high percentage of non-performing loans and classified assets relative to our total assets. If our allowance for loan losses is not sufficient to cover our actual loan losses, our ability to become profitable will be adversely affected.

At June 30, 2011, our non-performing loans totaled $50.3 million, representing 8.7% of total loans and 7.4% of total assets. In addition, loans which management has classified as either substandard, doubtful or loss totaled $64.0 million, which includes the non-performing loans previously mentioned, representing 11.1% of total loans and 8.1% of total assets. At June 30, 2011, our allowance for loan losses was $30.0 million, representing 59.6% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.

Pursuant to the Bank Order, the OTS directed Park View Federal to reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010. At June 30, 2011, Park View Federal did not meet these requirements and its levels of adversely classified assets and adversely classified assets designated as special mention to core capital plus allowance for loan and lease losses were 69.0% and 86.2%, respectively. As a result of not meeting the stipulated requirements by December 31, 2010, the OCC could take additional enforcement action against us, including the imposition of further operating restrictions.

In addition, the OCC periodically reviews our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by the OCC would have a material adverse effect on our results of operations and financial condition.

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

Our past emphasis on construction and commercial real estate lending and land loans may expose us to increased lending risks.

At June 30, 2011, we had $192.1 million in loans secured by commercial real estate, $12.1 million in real estate construction loans, which included $6.3 million in residential construction loans, $1.6 million in loans for the construction of multi-family properties and $4.2 million for the construction of commercial properties and $39.0 million in loans secured by land. Commercial real estate loans, construction loans and land loans represented 33.2%, 2.1% and 6.7%, respectively, of our loan portfolio. While commercial real estate, construction and land loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

Increased and/or special FDIC assessments may have a material adverse affect our results of operations.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the DIF. The DIF is funded by fees assessed on insured depository institutions, including Park View Federal. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, required riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels. On February 7, 2011, the FDIC approved a final rule that changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and sets a target size for the DIF. The rule, as mandated by the Dodd-Frank Act, finalized a target size for the DIF at 2 percent of insured deposits. The final rule went into effect beginning with the second quarter of 2011 and will be payable at the end of September, 2011. Park View Federal is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, Park View Federal may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations.

Our allowance for loan losses may not be adequate to cover actual future losses.

We maintain an allowance for loan losses to cover current, incurred loan losses. Every loan we make carries a certain risk of non-repayment, and we make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which will require additions to the allowance. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

Provisions in our First Amended and Restated Articles of Incorporation, Amended and Restated Code of Regulations, and statutory provisions could discourage a hostile acquisition of control.

Provisions in our First Amended and Restated Articles of Incorporation (the “Articles”) and Amended and Restated Code of Regulations (the “Regulations”) contain certain provisions that could discourage non-negotiated takeover attempts that certain shareholders might deem to be in their interests or through which shareholders might otherwise receive a premium for their shares over the then current market price and that may tend to perpetuate existing management. These provisions include: (i) the classification of the terms of the members of the Board of Directors; (ii) supermajority provisions for the approval of certain business combinations; (iii) elimination of cumulative voting by shareholders in the election of directors; (iv) certain provisions relating to meetings of shareholders; and (v) provisions allowing the Board of Directors to consider nonmonetary factors in evaluating a business combination or a tender or exchange offer. The provisions in the Articles requiring a supermajority vote for the approval of certain business combinations and containing restrictions on acquisitions of our equity securities provide that the supermajority voting requirements or acquisition restrictions do not apply to business combinations or acquisitions meeting specified Board of Directors approval requirements. The Articles also authorizes the issuance of 1,000,000 shares of preferred stock as well as additional common shares up to a total of 65,000,000 outstanding shares. These shares could be issued without shareholder approval on terms or in circumstances that could deter a future takeover attempt.

In addition, Ohio law provides for certain restrictions on acquisition of PVF, and federal banking laws contain various restrictions on acquisitions of control of savings associations and their holding companies.

The Articles, Regulations, Bylaws and statutory provisions, as well as certain other provisions of state and federal law and certain provisions in our employee benefit plans are employment agreements and change in control severance agreements, may have the effect of discouraging or preventing a future takeover attempt in which shareholders otherwise might receive a substantial premium for their shares over then current market prices.

Risks Related to the Legal and Regulatory Environment

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve Board impact us significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Such policies determine to a significant extent our cost of funds for lending and investing. Changes in Federal Reserve Board policies are beyond our control and are difficult to predict. Federal Reserve Board policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

PVF and Park View Federal are subject to extensive regulation, supervision and examination by federal banking authorities. Previously, PVF and Park View Federal were subject to regulation, supervision and examination by the OTS, as the primary federal regulator for the Company and the Bank. However, effective July 21, 2011, the Dodd-Frank Act transferred the regulatory responsibilities and authority over federal savings associations and savings and loan holding companies from the OTS to the OCC and the Federal Reserve Board, respectively. Park View Federal has also been and continues to be subject to regulation and examination by the FDIC, which insures the Bank’s savings deposits up to applicable limits. The regulation and supervision by the Federal Reserve Board, the OCC and the FDIC are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities, as evidenced by the enactment of the Dodd-Frank Act in 2010. Substantial regulatory and legislation initiatives, including a comprehensive overhaul of the financial regulatory system in the United States, could materially affect our business, and the nature and scope of future major changes and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form newly proposed legislation might take or how it might affect us.

The recently enacted Dodd-Frank Act may adversely impact our results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. There are a number of reform provisions that are likely to significantly impact the ways in which savings institutions and their holding companies, including us and Park View Federal , do business. For example, the Dodd-Frank Act significantly altered the regulation of federal savings associations and savings and loan holding companies by merging the OTS the OCC and restructuring the authority of the other remaining bank regulatory agencies. Additionally, the Dodd-Frank Act changed the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to equal a depository institution’s consolidated assets less tangible capital and permanently increases the standard maximum amount of deposit insurance per customer to $250,000 and non-interest bearing transaction accounts will have unlimited deposit insurance through January 1, 2013. The Dodd-Frank Act also created the Consumer Financial Protection Bureau as a new agency, which is empowered to promulgate new and revise existing consumer protection regulations which may limit certain consumer fees or otherwise significantly change fee practices. The Dodd-Frank Act also repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Other significant changes from provisions of the Dodd-Frank Act include, but are not limited to: (i) changes to rules relating to debit card interchange fees; (ii) new comprehensive regulation of the over-the counter derivatives market; (iii) reform related to the regulation of credit rating agencies; (iv) restrictions on the ability of banks to sponsor or invest in private equity or hedge funds; and (v) the implementation of a number of new corporate governance provisions, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, providing shareholders the opportunity to cast a non-binding vote on executive compensation, new executive compensation disclosure requirements and considerations regarding the independence of compensation advisors.

Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and additional rule making by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse effect on our operating results and financial condition.

Our results of operations, financial condition or liquidity may be adversely impacted by issues arising from certain industry deficiencies in foreclosure practices, including delays in the foreclosure process, as well as potentially impacted by losses in connection with actual or projected repurchases and indemnification payments related to mortgages sold into the secondary market.

Recent announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised various concerns relating to mortgage foreclosure practices in the U.S. A group of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is currently reviewing foreclosure practices and a number of mortgage sellers/servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business in order to evaluate their foreclosure practices and underlying documentation.

Park View Federal primarily conducts loan sale and securitization activity with Freddie Mac, and to a lesser degree Fannie Mae, and acts as seller and servicer of these mortgage loans. In connection with these and other securitization transactions, Park View Federal makes certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. Park View Federal may be required to repurchase the loans and/or indemnify these organizations against losses due to material breaches of these representations and warranties.

During fiscal 2011, PVF evaluated its foreclosure documentation procedures, given the recent announcements made by other financial institutions regarding their foreclosure activities. The results of PVF’s review indicate that its procedures for reviewing and validating the information in its documentation are sound and its foreclosure affidavits are accurate. PVF has implemented additional reviews of pending foreclosures to ensure that all appropriate actions are taken to enable foreclosure actions to continue.

Although PVF believes that its mortgage documentation and procedures have been appropriate, it is possible that the Company may receive repurchase requests in the future and PVF may not be able to reach favorable settlements with respect to such requests. In addition, PVF could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and PVF’s financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following table sets forth the location and certain additional information regarding PVF’s offices at June 30, 2011:

Location	Year Opened/ Acquired	Total Deposits	Net Book Value at June 30, 2011	Owned or Leased/ Expiration	Approximate Square Footage
	(Dollars in thousands)
Main Office:
30000 Aurora Rd.	2000	$27,599	$4,543	Owned	51,635
Solon, Ohio

Branch Offices:
2111 Richmond Road	1967	72,472	237	Lease	2,750
Beachwood, Ohio				12/31/19

413 Northfield Road	2002	37,953	49	Lease	3,084
Bedford, Ohio				10/31/12

11010 Clifton Boulevard	1974	22,773	0	Lease	1,550
Cleveland, Ohio				10/21/11

13901 Ridge Road	1999	71,346	0	Lease	3,278
North Royalton, Ohio				8/31/19

6990 Heisley Road	1994	51,995	0	Lease	2,400
Mentor, Ohio				10/24/18

1244 SOM Center Road	2004	50,509	45	Lease	2,200
Mayfield Heights, Ohio				6/30/14

497 East Aurora Road	1994	51,679	0	Lease	2,400
Macedonia, Ohio				9/30/14

8500 Washington Street	1995	40,574	559	Owned	2,700
Chagrin Falls, Ohio

408 Water Street	1998	29,351	437	Owned	2,800
Chardon, Ohio

3613 Medina Road	2000	37,045	0	Lease	2,440
Medina, Ohio				2/28/13

16909 Chagrin Boulevard	2000	26,165	3	Lease	2,904
Shaker Heights, Ohio				6/30/13

Location	Year Opened/ Acquired	Total Deposits	Net Book Value at June 30, 2011	Owned or Leased/ Expiration	Approximate Square Footage
	(Dollars in thousands)
36311 Detroit Road	2002	36,063	35	Lease	3,375
Avon, Ohio				10/2/12

17780 Pearl Road	2002	44,444	21	Lease	3,500
Strongsville, Ohio				8/31/12

9305 Market Square Drive	2003	14,471	906	Owned	3,700
Streetsboro, Ohio

215 West Garfield Road	2005	17,922	1	Lease	4,700
Aurora, Ohio				8/31/10

10071 Darrow Road	2010	23,395	46	Lease	3,422
Twinsburg, Ohio				8/31/15

At June 30, 2011, the net book value of PVF’s premises, furniture, fixtures and equipment was $7.6 million. See Note 6 of Notes to Consolidated Financial Statements for further information.

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

PVF’s common shares trade under the symbol “PVFC” on the Nasdaq Capital Market. PVF had 25,669,718 common shares outstanding and approximately 150 holders of record of common shares at September 9, 2011. Federal regulations applicable to all federal savings institutions, such as Park View Federal, limit the dividends that may be paid by Park View Federal to PVF. Any dividends paid may not reduce Park View Federal’s capital below minimum regulatory requirements. Pursuant to the terms of the Company and Bank Orders, neither PVF nor Park View Federal may declare or pay a dividend without receiving the prior written approval from the OCC.

PVF’s shares repurchase program expired in July 2009 and was not renewed. At June 30, 2011, as adjusted to reflect all shares dividends, PVF had acquired a total of 472,725 shares, or 1.8%, of the Company’s common shares. PVF’s cash dividend policy remains dependent upon the Company’s financial condition, earnings, capital needs, regulatory requirements and economic conditions. However, pursuant to the Company Order, PVF may not declare or pay a dividend, including the repurchase or redemption of capital stock, without receiving the prior written approval.

The following table sets forth certain information as to the range of the high and low bid prices for PVF’s common shares for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
Fourth Quarter	$2.14	$1.75	$2.74	$1.02
Third Quarter	2.06	1.80	4.10	1.00
Second Quarter	1.98	1.73	2.37	1.00
First Quarter	2.07	1.63	3.05	1.22

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

Financial Condition Data:

	At June 30,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Total assets	$787,055	$859,585	$912,209	$867,402	$900,816
Loans receivable, net	547,282	587,406	668,460	714,492	713,329
Loans receivable held for sale, net	9,392	8,718	27,078	7,831	14,993
Mortgage-backed securities held to maturity	—	—	—	55,151	25,880
Mortgage-backed securities available for sale	4,972	47,146	64,178	—	—
Cash and cash equivalents	149,291	130,043	21,213	17,804	28,458
Securities held to maturity	—	—	50,000	7,580	58,000
Securities available for sale	8,947	20,149	103	1,890	—
Deposits	652,572	667,546	724,932	659,386	658,053
Borrowings	36,153	86,259	106,366	114,950	146,260
Stockholders’ equity	71,282	83,243	49,505	69,075	71,490

Operating Data:

	Year Ended June 30,
(Dollars in thousands except for earnings per share)	2011	2010		2009	2008	2007
Interest income	$32,982	$38,565		$46,662	$56,485	$62,020
Interest expense	12,160	18,545		27,347	34,275	36,705

Net interest income before provision for loan losses	20,822	20,020		19,315	22,210	25,315
Provision for loan losses	13,540	14,928		31,273	6,058	1,103

Net interest income (expense) after provision for loan losses	7,282	5,092		(11,958)	16,152	24,212
Non-interest income	7,938	21,536	(2)	4,799	2,458	3,376
Non-interest expense	24,789	24,456		23,001	20,806	21,634

Income (loss) before federal income taxes	(9,569)	2,172		(30,160)	(2,196)	5,954
Federal income tax expense (benefit)	122	731		(10,044)	(1,095)	1,720

Net income (loss)	$(9,691)	$1,441		$(20,116)	$(1,101)	$4,234

Basic earnings (loss) per share (1)	$(0.38)	$0.11		$(2.59)	$(0.14)	$0.55

Diluted earning (loss) per share (1)	$(0.38)	$0.11		$(2.59)	$(0.14)	$0.54

(1)	Adjusted for shares dividends.
(2)	Includes gains of $17.6 million recorded on the cancellation of subordinated debt.

Other Data:

	At of For the Year Ended June 30,
	2011	2010	2009	2008	2007
Return on average assets	(1.18)%	0.16%	(2.24)%	(0.13)%	0.47%
Return on average equity	(12.41)	2.20	(32.39)	(1.55)	6.00
Interest rate spread	2.55	2.33	2.21	2.48	2.77
Net interest margin	2.67	2.43	2.32	2.70	2.98
Average interest-earning assets to average interest-bearing liabilities	107.93	104.14	103.40	105.33	104.84
Non-accruing loans and repossessed assets to total assets	7.41	8.98	8.92	3.06	1.81
Stockholders’ equity to total assets	9.06	9.68	5.43	7.96	7.94
Ratio of average equity to average assets	9.54	7.41	6.92	8.09	7.76
Dividend payout ratio (cash dividends declared divided by net income)	—	—	—	—	54.04

Bank Regulatory Capital Ratios:
Ratio of tangible capital to adjusted total assets	8.63%	8.63%	6.54%	9.69%	9.72%
Ratio of Tier-1 core capital to adjusted total assets	8.63	8.63	6.54	9.69	9.72
Ratio of Tier-1 risk-based capital to risk-weighted assets	11.60	11.56	8.77	12.09	12.56
Ratio of total risk-based capital to risk-weighted assets	12.87	12.83	10.03	12.99	13.08

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

PVF is the holding company for Park View Federal, its principal and wholly-owned subsidiary and a federally chartered savings bank headquartered in Solon, Ohio. Park View Federal has 17 branch offices located in Cleveland, Ohio, and surrounding communities. Park View Federal’s principal business consists of attracting deposits from the general public through its branch offices and investing these funds in loans secured by first mortgages on real estate located in its market area, which consists of Cuyahoga, Lake, Geauga, Portage, Summit, Medina and Lorain Counties in Ohio. Historically, Park View Federal has concentrated its activities on serving the borrowing needs of local homeowners and builders in its market area by originating both fixed-rate and adjustable-rate single-family mortgage loans, as well as construction loans, commercial real estate loans and multi-family residential real estate loans. In addition, Park View Federal has originated loans secured by second mortgages, including equity line of credit loans and non real estate loans. Over the last 12-month period, Park View Federal has increased its portfolio lending in commercial and industrial loan products, but the Bank remains focused on problem asset resolution. Moving forward, Park View Federal intends to become more focused on commercial and industrial loans and SBA loans. Lending activities are influenced by the demand for, and supply of, housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the level of personal income and savings in the market area.

For the fiscal year ended June 30, 2011, PVF and Park View Federal have been subject to examination and comprehensive federal regulation and oversight by the OTS. As of July 21, 2011, the Dodd-Frank Act transferred the regulatory responsibilities and authority over savings associations and savings and loan holding companies from the OTS to the OCC and the Federal Reserve Board, respectively. Consequently, effective July 21, 2011, the Federal Reserve Board will serve as PVF’s primary federal regulator and the OCC will serve as the primary regulatory agency for Park View Federal. For additional information on the regulation of PVF and Park View Federal, see “Item 1—Business.”

Cease and Desist Orders

During the years ended June 30, 2008 and 2009, due in part to the downturn in the real estate market and Park View Federal’s concentration in loans secured by real estate, the Bank’s asset quality deteriorated significantly. From June 30, 2007 to June 30, 2009, nonperforming assets increased $64.9 million, or 379%, to $82.1 million, including an increase in nonperforming loans of $56.0 million, or 385%, to $70.5 million. In addition, from June 30, 2007 to June 30, 2009, classified and criticized assets increased $81.5 million, or 388%, to $102.4 million, loans delinquent 30 to 89 days past due increased $10.9 million, or 99%, to $21.9 million and real estate owned increased $9.0 million, or 343%, to $11.6 million. Nonperforming loans as a percentage of total loans increased significantly during this period, from 1.99% to 10.04%. In addition, although Park View Federal’s allowance for loan losses as a percentage of total loans increased during this period from 0.51% to 2.35%, Park View Federal’s allowance for loan losses as a percentage of nonperforming loans decreased from 25.4% to 23.4%.

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

On October 19, 2009, PVF and Park View Federal entered into the Company and Bank Orders without admitting or denying that grounds existed for the OTS to initiate an administrative proceeding against PVF or Park View Federal. The Bank Order requires Park View Federal to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) if Park View Federal fails to meet these capital requirements at any time after December 31, 2009, within 15 days thereafter prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to Park View Federal’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit for OTS approval a new business plan that will include the requirements contained in the Cease and Desist Order and that also will include well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the Federal Deposit Insurance Corporation; and (viii) not declare or pay dividends or make any other capital distributions from Park View Federal without receiving prior OTS approval.

The Company Order requires PVF Capital Corp. to take several actions, including, but not limited to: (i) submit a capital plan that includes, among other things, (1) the establishment of a minimum tangible capital ratio of tangible equity capital to total tangible assets commensurate with PVF’s consolidated risk profile, and (2) specific plans to reduce the risks to PVF Capital Corp. from its current debt levels and debt servicing requirements; (ii) not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem PVF equity stock without the prior non-objection of the OTS, except that this provision does not apply to immaterial capital stock redemptions that arise in the normal course of PVF’s business in connection with its shares-based compensation plans; and (iii) not incur, issue, renew, roll over or increase any debt or commit to do so without the prior non-objection of the OTS (debt includes loans, bonds, cumulative preferred shares, hybrid capital instruments such as subordinated debt or trust preferred securities, and guarantees of debt).

The Bank Order and the Company Order also impose certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements that PVF and Park View Federal may enter into, third-party service contracts and transactions with affiliates.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing by the OTS. Effective July 21, 2011, the OCC and the Federal Reserve Board succeeded to all powers, authorities, rights and duties of the OTS relating to the enforcement of the Bank and Company Orders, respectively, as a result of the regulatory transition under the Dodd-Frank Act.

At June 30, 2011, PVF and Park View Federal believe that each are in compliance with all requirements of the Bank and Company Orders that are required to date, with the exception of the level of adversely classified assets and achieving the return to profitability. At June 30, 2011, Park View Federal’s Tier 1 (core) capital ratio was 8.63% and its total risk-based capital ratio was 12.87%, exceeding the requirements of the Bank Order. At June 30, 2011, Park View Federal’s level of adversely classified assets to core capital plus the allowance for loan and lease losses was 68.6% and its level of adversely classified assets and assets designated as special mention was 87.8%. Although Park View Federal did not meet the reduced adversely classified asset levels required by June 30, 2011, and has not yet returned to profitability, it will continue to work to comply with all such requirements in the future.

The failure to comply with the Company and Bank Orders could result in the initiation of further enforcement action by the Federal Reserve Board and/or OCC, including the imposition of civil monetary penalties. The Federal Reserve Board and/or OCC could also direct PVF to seek a merger partner. PVF and Park View Federal have incurred, and expect to continue to incur, significant additional regulatory compliance expense in connection with the Company and Bank Orders.

Overview of Financial Condition at June 30, 2011, 2010 and 2009

Park View Federal had total assets of $787.1 million, $859.6 million and $912.2 million at June 30, 2011, 2010 and 2009, respectively. The primary source of Park View Federal’s total assets has been its loan portfolio. Net loans receivable, loans receivable held for sale and mortgage-backed securities totaled $561.6 million, $643.3 million and $759.7 million at June 30, 2011, 2010 and 2009, respectively.

The following table provides a breakdown of the composition of loans receivable, loans receivable held for sale and mortgage-backed securities for these periods.

(In thousands)	2011	2010	2009
One-to-four family residential	$135,996	$154,794	$158,956
Home equity line of credit	79,979	83,260	88,407
Multi-family residential	48,656	48,902	58,568
Commercial	192,109	211,690	192,115
Commercial equity line of credit	17,020	24,971	46,287
Land	39,030	51,811	60,922
Construction—residential	6,276	14,433	39,237
Construction—multi-family	1,594	3,294	5,211
Construction—commercial	4,237	5,294	20,381

Total real estate mortgages	524,897	598,449	670,084
Non-real estate mortgages	53,366	21,938	32,155

Total loans receivable	578,263	620,387	702,239
Net deferred loan origination fees	(984)	(1,462)	(2,296)
Allowance for loan losses	(29,997)	(31,519)	(31,483)

Total loans receivable, net	$547,282	$587,406	$668,460
Loans receivable held for sale, net	$9,392	$8,718	$27,078
Mortgage-backed securities held to maturity	$—	$—	$—
Mortgage-backed securities available for sale	$4,972	$47,146	$64,178

The decrease in mortgage-backed securities in 2011 resulted from the purchase of $5.1 million in mortgage-backed securities, less payments received of $14.8 million, the sale of $29.9 million in mortgage-backed securities and a market valuation adjustment of $2.4 million. In 2009, Park View Federal reclassified its mortgage-backed securities from held to maturity to available for sale. The $8.9 million in securities available for sale in 2011 resulted from Park View Federal’s purchase of $48.0 million in Freddie Mac and Fannie Mae agency securities, calls of $59.0 million and a market valuation adjustment of negative $0.1 million. Securities held to maturity totaled $0 million, $0 million and $50.0 million, and cash and cash equivalents totaled $149.3 million, $130.0 million and $21.2 million at June 30, 2011, 2010 and 2009, respectively.

The securities portfolio has been and will continue to be used primarily to meet the liquidity requirements of Park View Federal in its deposit taking and lending activities. These securities are pledged as collateral to secure FHLB advances.

Park View Federal’s policy permits investment only in U.S. government and U.S. government-sponsored enterprises securities or Triple-A-rated securities. Park View Federal invests primarily in securities having a final maturity of five years or less, federal funds sold and deposits at the FHLB of Cincinnati. The entire portfolio matures within ten years or less. Park View Federal’s deposit liabilities totaled $652.6 million, $667.5 million and $724.9 million at June 30, 2011, 2010 and 2009, respectively. Management’s decision to pay reduced rates on certificates of deposit and promote the growth of core accounts resulted in a decrease of $50.7 million in certificates of deposit, an increase of $35.7 million in core accounts and a total decrease in savings deposits of $15.0 million for the year ended June 30, 2011. During the years ended June 30, 2011 and 2010, $28.2 million and $50.8 million in brokered deposits, respectively, matured and Park View Federal no longer holds any brokered deposits. Brokered deposits represent funds which Park View Federal obtains through a deposit broker that places deposits from third parties with insured depository institutions. Under the Bank Order, Park View Federal is currently prohibited from obtaining or renewing brokered deposits. Following is a breakdown of deposits by category for these periods:

(In thousands)	2011	2010	2009
NOW accounts	$37,748	$35,862	$38,037
Passbook and statement savings	49,748	57,069	61,466
Money market accounts	116,094	80,354	68,549
Non-interest-bearing	28,947	23,522	20,146
Certificates of deposit	420,035	470,740	536,734

Total deposits	$652,572	$667,547	$724,932

FHLB advances and other borrowings amounted to $36.2 million, $86.3 million and $106.4 million at June 30, 2011, 2010 and 2009, respectively. In fiscal 2008, Park View Federal borrowed a total of $35.0 million in FHLB putable fixed-rate advances with a put option held by the FHLB after a specified lockout period. This borrowing was used for the repayment of short-term advances.

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

On September 1, 2009, PVF entered into the Exchange Agreement I with the holder and collateral manager of the $10.0 million principal amount trust preferred securities issued by Trust I in 2004. Under Exchange Agreement I, on September 3, 2009, the securities holder exchanged its $10.0 million of trust preferred securities for the following consideration paid by PVF: (i) a cash payment of $500,000; (ii) a number of shares of Company’s common shares equal to $500,000 divided by the average daily closing price of PVF’s common shares for the 20 business days prior to September 1, 2009, equating to 205,297 shares; (iii) the Trust I Warrant A; and (iv) the Trust I Warrant B. The exercise price for all warrants was $1.75, the price at which PVF completed a rights offering and an offering to a standby investor as described below. The warrants are exercisable for two years following the closing.

As a result of repurchase of the trust preferred securities issued by Trust I, PVF recorded a gain of $8,561,530 which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust I Warrant A and Trust I Warrant B were estimated to be $808,088 and $29,126, respectively, and were recorded in paid in capital.

On October 9, 2009, PVF entered into Exchange Agreement II with the Investors who held trust preferred securities with an aggregate liquidation amount of $10.0 million issued by Trust II in 2006. Under the Exchange Agreement II, on March 16, 2010, the Investors exchanged the $10.0 million of trust preferred securities for aggregate consideration consisting of: (i) $400,000 in cash, (ii) common shares valued at $600,000 based on the average daily closing price of the common shares over the 20 trading days prior to October 9, 2009, equating to 280,241 shares; (iii) the Trust II A Warrants; and (iv) the Trust II B Warrants. The exercise price for the warrants is $1.75, the price of the shareholder rights offering. The warrants are exercisable for five years following the closing.

As a result of the repurchase of the trust preferred securities issued by Trust II, PVF recorded a gain of $9,065,908 which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust II A Warrants and Trust II B Warrants were estimated to be $669,771 and $377,019, respectively and were recorded as paid in capital.

Liquidity and Capital Resources

PVF’s shareholders’ equity totaled $71.3 million, $83.2 million and $49.5 million at the years ended June 30, 2011, 2010 and 2009, respectively. On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, PVF contributed approximately $20.0 million of the proceeds to the capital of Park View Federal to improve its regulatory capital position. At June 30, 2011, Park View Federal’s Tier 1 (core) capital ratio was 8.63% and its total risk-based capital ratio was 12.87%, exceeding the requirements of the Bank Order. The other changes were the result of the retention of net earnings, net loss, less cash dividends paid.

Federal banking regulators have implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At June 30, 2011, Park View Federal was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the table below. However, pursuant to the Bank Order, Park View Federal was directed to raise its Tier 1 (core) capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009. At June 30, 2011, Park View Federal continued to meet these capital requirements. However, until the Bank Order is terminated, Park View Federal cannot be classified as well-capitalized under prompt corrective action provisions.

(In thousands)	Park View Federal Capital	Percent of Assets (1)	Requirement for Well-Capitalized Institution
Tangible capital	$68,928	8.63%	N/A
Tier-1 core capital	68,928	8.63	5.00%
Tier-1 risk-based capital	68,928	11.60	6.00
Total risk-based capital	76,475	12.87	10.00

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

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

Park View Federal uses its capital resources principally to meet its ongoing commitment to fund existing and continuing loan commitments, fund maturing certificates of deposit and deposit withdrawals, repay borrowings, maintain its liquidity and meet operating expenses. At June 30, 2011, Park View Federal had commitments to originate loans totaling $19.6 million, of which $17.6 million are intended to be sold, commitments to fund equity lines of credit totaling $66.1 million, and $6.0 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 2011 totaled $387.7 million. Management believes that a significant portion of the amounts maturing during fiscal 2011 will be reinvested with Park View Federal because they are retail deposits; however, no assurances can be made that this will occur.

PVF’s ability to pay dividends depends, in part, on its receipt of dividends from Park View Federal because the Company has minimal sources of income other than distributions from the Bank. Federal regulations impose limitations upon all capital distributions, including cash dividends, by a savings institution, such as Park View Federal. Under the regulations, an application to and prior approval of federal regulators is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement. If an application is not required, the institution must still provide prior notice to federal regulators of the capital distribution if, like Park View Federal, it is a subsidiary of a holding company. Moreover, pursuant to the Bank Order, Park View Federal may not declare or pay a dividend without receiving the prior written approval of the OCC.

PVF currently does not pay dividends on its common shares. In addition, pursuant to the terms of the Company Order, PVF is not permitted to declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any Company equity stock without the prior non-objection of the Federal Reserve Board. The Company’s ability to pay dividends is also dependent, in part, on its receipt of dividends from Park View Federal, which also is prohibited pursuant to the terms of the Bank Order. These restrictions may adversely affect the market price for PVF’s common shares. Besides the limitations imposed by the Company and Bank Orders, PVF’s ability to pay dividends will depend on a number of factors, including capital requirements, its financial condition and results of operations including its ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions. PVF has cash of approximately $2.9 million at the parent company level available to service its operating expenses and for future investment in Park View Federal, if necessary. It has no debt obligations. Management believes its current liquidity levels are more than adequate to meet its operating obligations.

Park View Federal maintains liquid assets sufficient to meet operational needs. Park View Federal’s most liquid assets are cash and cash equivalents, which are short-term, highly-liquid investments that are readily convertible to known amounts of cash. The levels of such assets are dependent upon Park View Federal’s operating, financing and investment activities at any given time. Management believes that the liquidity levels maintained are more than adequate to meet potential deposit outflows, repay maturing FHLB advances, fund new loan demand and cover normal operations.

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

Off-balance sheet financial instruments are summarized as follows:

	June 30,
(In thousands)	2011	2010
Commitments to originate:
Mortgage loans intended for sale	$17,626	$49,397
Mortgage loans held for investment	1,975	1,650
Unfunded home equity and commercial real estate lines of credit	66,126	65,044
Undisbursed portion of loan proceeds	6,045	6,139
Commitments to sell loans held for sale	21,680	33,806
Standby letters of credit	1,011	1,661

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 60 day and are adjusted for expected historic fallout. Most home equity line of credit commitments are for a term of ten years and commercial real estate lines of credit are generally renewable every two years. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Park View Federal evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Commitments to sell loans intended for sale are agreements to sell loans to a third-party at an agreed-upon price. The fair value of commitments to originate mortgage loans intended for sale at June 30, 2011 was $231,031, and commitments to sell loans intended for sale was $53,908. Park View Federal’s net mortgage banking derivatives was $284,939 at June 30, 2011.

The following table presents as of June 30, 2011, PVF’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

(Dollars in thousands)	Note Reference	Within 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years	Total
Deposits without a stated maturity	—	$232,537	$—	$—	$—	$232,537
Certificates of deposit	6	387,751	27,407	4,877	—	420,035
Long-term advances from the FHLB of Cincinnati	7	—	—	30,000	5,000	35,000
Operating leases	11	861	1,081	620	854	3,416

Results of Operations

General

PVF’s net loss for the year ended June 30, 2011 was $9.7 million, or $0.38 basic loss per share and $0.38 diluted loss per share, compared to net income of $1.4 million, or $0.11 basic earnings per share and $0.11 diluted earnings per share for fiscal 2010, and a net loss of $20.1 million, or $2.59 basic loss per share and $2.59 diluted loss per share for fiscal 2009.

PVF’s results for the current year decreased by $11.1 million from the prior year, as the prior year results included gains of $17.6 million recorded on the cancellation of subordinated debt. PVF’s results for 2011 were attributable to an increase in net interest income, a decrease in the provision for loan losses, a decrease in non-interest income, and an increase in non-interest expense. The increase to net interest income was attributable to a decrease in nonperforming loans as well as a slowdown in loan migration to nonperforming status. The provision for loan losses decreased $1.4 million as a result of a decrease in nonperforming loans and estimated losses associated with specifically identified loans. Non-interest income decreased by $13.6 million primarily as a result of the absence of the above-noted gains of $17.6 million recorded on the cancelation of subordinated debt in the current period offset by increased gains in mortgage-banking activity. In the prior period, PVF entered into two separate exchange agreements for the cancellation of $20.0 million in subordinated debt.

Additionally, during the current period, Park View Federal repaid a $50 million repurchase agreement which matured on March 2011 and carried a rate of 4.99%. Management paid off this borrowing by utilizing a portion of its cash and cash equivalents position.

Furthermore, losses on real estate owned increased, while the provision for losses on the sale of real estate owned decreased in the current period. Income improved on the increase in the cash surrender value of Bank-Owned Life Insurance (“BOLI”) from the prior year. Gains recorded on the sale of loans originated for sale and income from PVF’s share of profits generated by its ownership interest in a PVF Title Services were up from 2010, remaining strong in 2011. The increase in non-interest expense resulted primarily from increases in compensation that resulted from Park View Federal adding staff in commercial, retail, and SBA lending. This increase was offset by decreases in office occupancy and equipment, insurance expense, professional and legal, outside services, real estate owned expense, and franchise tax in the current period.

The levels of non-accruing loans were attributable to poor current local and national economic conditions. Residential markets locally and nationally have been impacted by a significant increase in foreclosures and value declines as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. As a savings institution, Park View Federal has significant exposure to the residential market in the greater Cleveland, Ohio area. As a result, Park View Federal has seen a continued high level of non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, one of Park View Federal’s primary markets, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to REO, or charged off.

Net Interest Income

Net interest income amounted to $20.8 million for the year ended June 30, 2011, as compared to $20.0 million and $19.3 million for the years ended June 30, 2010 and 2009, respectively. Changes in the level of net interest income reflect changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities. Tables 1 and 2 provide information as to changes in PVF’s net interest income.

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

Table 1 also presents information for the periods indicated with respect to the difference between the weighted-average yield earned on interest-earning assets and weighted-average rate paid on interest-bearing liabilities, or interest rate spread, which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution’s net interest income is its net interest margin or net yield on interest-earning assets, which is its net interest income divided by the average balance of net interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.

Table 1 Average Balances, Interest, and Average Yields and Costs

	For the Year Ended June 30,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans (1)	$608,886	$30,215	4.96%	$671,107	$35,192	5.24%	$746,153	$42,618	5.71%
Mortgage-backed securities	42,364	1,749	4.13	57,277	2,538	4.43	60,618	3,002	4.95
Securities and other interest-earning assets	128,417	1,018	0.79	96,155	835	0.87	41,850	1,042	2.49

Total interest-earning assets	779,667	32,982	4.23	824,539	38,565	4.68	848,621	46,662	5.50

Non-interest-earning assets	38,572			59,741			46,382

Total assets	$818,239			$884,280			$895,003

Interest-bearing liabilities:
Deposits	$651,360	9,247	1.42	$696,825	14,354	2.06	$696,499	22,452	3.22
Borrowings	71,022	2,913	4.10	94,951	4,191	4.42	109,125	4,895	4.49

Total interest-bearing liabilities	722,382	12,160	1.68	791,776	18,545	2.34	805,624	27,347	3.39
Non-interest-bearing liabilities	18,000			27,001			27,282

Total liabilities	740,382			818,777			832,906
Stockholders’ equity	78,087			65,503			62,097

Total liabilities and stockholders’ equity	$818,469			$884,280			$895,003

Net interest income		$20,822			$20,020			$19,315

Interest rate spread			2.55%			2.34%			2.11%

Net yield on interest-earning assets			2.67%			2.43%			2.28%

Ratio of average interest-earning assets to average interest-bearing liabilities		107.93%			104.14%			105.34%

(1)	For purposes of the computation, nonaccrual loans are included in the average loans outstanding.

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

Table 2 Volume/Rate Variance Analysis

	Year Ended June 30,
	2011	vs.	2010	2010	vs.	2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(3,088)	$(1,889)	$(4,977)	$(3,935)	$(3,491)	$(7,426)
Mortgage-backed securities	(616)	(173)	(789)	(149)	(315)	(464)
Securities and other interest-earning assets	256	(73)	183	472	(679)	(207)

Total interest-earning assets	(3,448)	(2,135)	(5,583)	(3,612)	(4,485)	(8,097)

Interest expense:
Deposits	(645)	(4,462)	(5,107)	7	(8,105)	(8,098)
Borrowings	(981)	(297)	(1,278)	(626)	(78)	(704)

Total interest-bearing liabilities	(1,626)	(4,759)	(6,385)	(619)	(8,183)	(8,802)

Net interest income	$(1,822)	$2,624	$802	$(2,993)	$3,698	$705

As is evidenced by these tables, interest rate changes had a positive effect on Park View Federal’s net interest income for the years ended June 30, 2011 and 2010. Specifically, net interest income increased by $2.6 million and $3.7 million due to rate changes for the years ended June 30, 2011 and 2010, respectively. Reflecting the repricing characteristics of Park View Federal’s loan portfolio and short-term nature of its deposit portfolio, along with changing interest rates during the years ended June 30, 2011 and 2010, Park View Federal’s interest rate spread was 2.55% for fiscal year 2011, 2.34% for fiscal year 2010 and 2.11% for fiscal year 2009. The increase in Park View Federal’s interest rate spread in fiscal year 2011 was attributable to the decline in the cost of interest-bearing liabilities exceeding the decline in the yield on interest-earning assets. This was partially due to the maturity of the $50 million repurchase agreement borrowing along with a lower level of nonperforming loans. Non-accruing loans decreased to $50.3 million at June 30, 2011 from $69.0 million in 2010, while the balance of interest due but not accrued on non-accruing loans decreased by $0.1 million from the prior year.

Net interest income was unfavorably affected by volume changes during the year ended June 30, 2011 and 2010. Accordingly, net interest income declined by $1.8 million and $3.0 million, due to volume changes for the years ended June 30, 2011 and 2010, respectively. As the Company executes its turnaround plan, there has been little portfolio lending as it focuses on reducing its risk profile and disposition of problem assets. As a result, interest-earning asset levels are lower but at an overall higher level of interest spread. Net interest income increased by $0.8 million during the year ended June 30, 2011 and increased by $0.7 million during the year ended June 30, 2010, as a result of changes to interest rates and the volume of rate sensitive assets and liabilities.

The rate/volume analysis set forth above illustrates the effect that volatile interest rate environments can have on a financial institution.

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

Park View Federal uses a systematic approach in determining the adequacy of its allowance for loan losses and the necessary provision for loan losses, whereby the loan portfolio is reviewed generally and delinquent loan accounts are analyzed individually on a monthly basis. Consideration is given primarily to the types of loans in the portfolio and the overall risk inherent in the portfolio as well as, with respect to individual loans, account status, payment history, ability to repay and probability of repayment, and loan-to-value percentages. After reviewing current economic conditions, changes in delinquency status and actual loan losses incurred by Park View Federal, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with the results of this analysis. Loans are grouped by property type and original loan to value ratio in determining historical loss rates. One-to-four family property type loans are further categorized by first mortgage, second mortgage, and home equity line of credit in addition to owner occupied and non-owner occupied loans. Historical loss rates reflect the actual prior 12 months losses recorded as a percentage of the average loan balance by property type. Management believes it uses the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions.

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

For the year ended June 30, 2011, a provision for loan losses of $13.5 million was recorded, while a provision for loan losses of $14.9 million was recorded in the prior year. The provision for loan losses for the year ended June 30, 2011 reflected management’s judgments about the additional inherent risk in many of Park View Federal’s portfolios as a result of negative trends in delinquent and nonperforming loans, the continued deterioration of national and local residential markets, and negative local population and economic indicators. The current period provision for loan losses also reflects an increase in specific loss reserves established for loans individually identified as impaired. The decline in the provision for loan losses in the current year was due to loans charged off and a significant decrease in the migration of performing loans to delinquent and nonperforming loans.

The following table provides statistical measures of nonperforming assets:

	June 30,
(Dollars in thousands)	2011	2010
Loans on non-accruing status (1)
Real estate mortgages:
One-to-four family residential	$13,744	$18,948
Commercial	12,110	18,596
Multi-family residential	2,208	369
Construction and land	20,760	30,568
Non real estate	1,525	544

Total loans on nonaccrual status	$50,347	$69,025

Ratio of nonperforming loans to total loans	8.71%	11.14%

Other nonperforming assets (2)	$7,973	$8,174

Total nonperforming assets (3)	$58,320	$77,199

Total nonperforming assets to total assets	7.41%	8.99%

(1)

Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Nonaccrual loans include all loans classified as doubtful or loss, and loans greater than 90 days past due for which interest accrual has been discontinued. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan. Nonperforming loan balances do not include net deferred loan origination fees.

(2)	Other nonperforming assets represent property acquired by Park View Federal through foreclosure or repossession.
(3)	Excludes loans past due more than 90 days still on accrual status.

The levels of non-accruing loans at June 30, 2011 and June 30, 2010 are attributable to poor current local and national economic conditions. Increasing interest rates have also negatively impacted our borrowers’ ability to make scheduled loan payments. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, one of Park View Federal’s primary markets, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.

Of the $50.3 million and $69.8 million of non-accruing loans at June 30, 2011 and June 30, 2010, respectively, $36.6 million and $50.1 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent management believed collection of loan principal was in doubt, Park View Federal established specific loss reserves. Additionally, management determined $1.1 million of land development loans not included in non-accruing loans were also impaired as of June 30, 2010. Management’s evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involved obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through management’s evaluation of the underlying collateral, Park View Federal determined that despite difficult conditions, these loans are generally well secured. Through this process, Park View Federal established specific loss reserves related to these loans outstanding at June 30, 2011 and June 30, 2010 of $9.0 million and $10.2 million, respectively.

The remaining balance of nonperforming loans represents homogeneous one-to-four-family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $3.2 million and $4.0 million for these loans as of June 30, 2011 and June 30, 2010, respectively.

During 2011, Park View Federal experienced a decrease in the loan portfolio of $42.1 million, or 6.8%, while significantly reducing the level of commercial real estate, construction and land loans. The level of classified assets decreased from $96.6 million in 2010 to $71.9 million in 2011. The level of non-accruing loans decreased from $69.8 million in 2010 to $50.3 million in 2011. Net charge-offs increased from $14.9 million in 2010 to $15.1 million in 2011.

In 2010, Park View Federal experienced a decrease in the loan portfolio of $81.1 million, or 13.80%, while significantly reducing the level of construction and land loans. The level of classified assets decreased from $116.6 million in 2009 to $96.6 million in 2010. The level of non-accruing loans decreased from $69.8 million in 2009 to $69.0 million in 2010. Net charge-offs increased from $9.4 million in 2009 to $14.9 million in 2010.

In light of the high levels of nonperforming loans, the poor local and national economic conditions, and Park View Federal’s concentrations of land development and construction loans, management increased the general reserve or non-specific portion of the allowance for loan losses in fiscal 2010 and 2011. Park View Federal expects net charge-offs to remain at elevated levels for the foreseeable future. Therefore, taking into consideration local economic conditions, the level of classified assets, as well as net charge-offs and the overall performance of the loan portfolio, Park View Federal provided $13.5 million of additional provision to bring the allowance to a level deemed appropriate of $30.0 million as of June 30, 2011.

Non-interest Income

Non-interest income amounted to $7.9 million, $21.5 million and $4.8 million for the years ended June 30, 2011, 2010 and 2009, respectively. The fluctuations in non-interest income were due primarily to gains recorded of $17.6 million on the cancellation of subordinated debt in 2010, fluctuations in income derived from mortgage banking activities, fee income on deposit accounts, gains and losses on the sale of REO and the changes in the cash surrender value of BOLI. Mortgage banking activity is subject to variability due to changes in mortgage origination volume and as a result of Park View Federal’s pipeline interest rate risk management activities. Park View Federal typically covers a portion of the pipeline with forward loan sales contracts. Changes in the value of these contracts and in interest rate lock commitments to Park View Federal’s borrowers causes mortgage banking income to fluctuate from period to period. Income attributable to mortgage banking activities consists of net loan servicing income, gains and losses on the sale of loans, and market valuation provisions and recoveries. Income from mortgage banking activities amounted to $6.6 million, $4.6 million and $7.9 million for the years ended June 30, 2011, 2010 and 2009, respectively. The change in income from mortgage banking activities was primarily due to gains recorded on loans sold. Other components of non-interest income amounted to a positive $1.3 million, a positive $16.9 million and a negative $3.1 million for the years ended June 30, 2011, 2010 and 2009, respectively. The decrease in other components of non-interest income from the year ended June 30, 2010 to June 30, 2011 was attributable primarily to gains of $17.6 million recorded on the cancelation of subordinated debt in 2010. Additionally, losses and write-downs associated with other real estate owned decreased by $0.4 million to $1.8 million. Fiscal year 2011 included a gain on the sale of mortgage-backed securities of $1.2 million for which there was no corresponding gain in the prior year.

In the year ended June 30, 2009, PVF recorded as non-cash, other than temporary gross impairment, charge of approximately $1.8 million relative to its investments in preferred stock issued by Freddie Mac and Fannie Mae. This represented an after-tax charge of approximately $1.2 million. This action was taken following the September 7, 2008, announcement that the Federal Housing Finance Agency had placed Freddie Mac and Fannie Mae under conservatorship, and that dividend payments on the subject securities were being suspended. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. During fiscal 2010, PVF sold these securities and recognized a gain of $23,000.

Non-interest Expense

Non-interest expense amounted to $24.8 million, $24.5 million and $23.0 million for the years ended June 30, 2011, 2010 and 2009, respectively. The principal component of non-interest expense is compensation and related benefits which amounted to $10.7 million, $9.4 million and $10.2 million for the years ended June 30, 2011, 2010 and 2009, respectively. The increase in compensation for the year ended June 30, 2011 was due primarily to increased staffing. Office occupancy totaled $2.5 million, $2.6 million and $2.8 million for the years ended June 30, 2011, 2010 and 2009, respectively. Other components of non-interest expense totaled $11.6 million, $12.5 million and $10 million for the years ended June 30, 2011, 2010 and 2009, respectively. Changes in other non-interest expense are primarily the result of FDIC insurance, professional and legal, outside services, franchise tax, and real estate owned expense.

During 2008, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund (DIF). In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, required riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

EESA instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts were insured up to $250,000 per customer (up from $100,000) and non-interest-bearing transactional accounts were fully insured (unlimited coverage). The Dodd-Frank Act made permanent the $250,000 per customer insurance limit for deposit accounts, and in November 2010, the FDIC issued a final rule under the Dodd-Frank Act that continued temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

On February 7, 2011, the FDIC approved a final rule that changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the DIF. The rule, as mandated by the Dodd-Frank Act, finalized a target size for the DIF at 2 percent of insured deposits. It also implemented a lower assessment rate schedule when the fund reaches 1.15 percent (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent.

The final rule also created a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards included financial measures that the FDIC believes are predictive of long-term performance. The brokered deposit adjustment will not apply to banks over $10 billion that are well-capitalized and have a CAMELS rating of 1 or 2, consistent with the treatment for smaller banks. Also, the “noncore funding to total liabilities” ratio was eliminated from the loss severity score and the liability run-off rates were recalibrated. The final rule went into effect beginning with the second quarter of 2011 and the initial score card system assessment will be payable at the end of September, 2011.

Park View Federal is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, Park View Federal may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations.

Federal Income Taxes

PVF’s federal income tax expense (benefit) was $0.1 million, $0.7 million and $(10.0) million for the years ended June 30, 2011, 2010 and 2009, respectively. Due to the availability of tax credits for the years ended June 30, 2010 and 2008, the tax-advantaged treatment of BOLI and other miscellaneous deductions, the Company’s effective federal income tax rate was below the expected tax rate of 35%, with an effective tax rate of negative 1.3% for the year ended June 30, 2011, 34% for the year ended June 30, 2010, and an effective rate of 33% for the year ended June 30, 2009.

The Company recorded a valuation allowance against deferred tax assets of $4.4 million, resulting in a net deferred tax asset of $0 at June 30, 2011. In recording the valuation allowance, $3.5 million was recognized against results from continuing operations, while $0.9 million, the portion of the change in the deferred tax asset relating to changes which flowed through comprehensive loss, was recorded to other comprehensive loss. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a valuation allowance against deferred tax assets of $4.0 million at June 30, 2011.

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

The most significant accounting policies followed by PVF are presented in Note 1 to the consolidated financial statements. Accounting and reporting policies for the allowance for loan losses and mortgage servicing rights and REO are deemed critical since they involve the use of estimates and require significant management judgments. The allowance for loan losses is established using percentages applied to each loan category based upon the PVF’s historical losses and trends established for non-accruing and delinquent loans, residential foreclosures, and changes to the local population and economy. The allocation of specific loan loss reserves is based on current appraised values, cash flow projection, and management’s estimate of liquidation costs. PVF provides further detail on the methodology and reporting of the allowance for loan losses in Note 4 and mortgage servicing rights in Note 5.

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

In order to reduce the exposure to interest rate fluctuations, Park View Federal has developed strategies to manage its liquidity, shorten the effective maturity and increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate residential mortgage loans and adjustable-rate mortgage loans for the acquisition, development and construction of residential and commercial real estate, all of which are retained by Park View Federal for its portfolio. In addition, all long-term, fixed-rate mortgages are underwritten according to guidelines of Freddie Mac and Fannie Mae which are then sold directly for cash in the secondary market.

Interest rate sensitivity analysis is used to measure Park View Federal’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of an immediate and sustained 1% and 2% increase or decrease in market interest rates. Park View Federal’s Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the NPV ratio (ratio of market value of portfolio equity to the market value of portfolio assets) of 0.5% and 1.0% in the event of an immediate and sustained 1% and 2% increase or decrease in market interest rates.

The following table presents Park View Federal’s projected change in NPV for the various rate shock levels at June 30, 2011 and 2010, respectively. All market risk sensitive instruments presented in this table are held to maturity or held for sale. Park View Federal has no trading securities.

	June 30, 2011			June 30, 2010
Change in Interest Rates	Market Value of Portfolio Equity	Dollar Change	NPV Ratio	Market Value of Portfolio Equity	Dollar Change	NPV Ratio
	(Dollars in thousands)
+2%	87,323	3,804	10.67%	100,613	2,502	11.28%
+1%	86,735	3,216	10.56	100,886	2,775	11.23
0	83,519	—	10.16	98,111	—	10.87
-1%	82,089	(1,430)	9.99	95,273	(2,838)	10.54
-2%	—	—	—	—	—	—

The table illustrates that for June 30, 2011, in the event of an immediate and sustained increase in prevailing market interest rates, Park View Federal’s NPV ratio would be expected to increase, while in the event of an immediate and sustained decrease in market interest rates, Park View Federal’s NPV ratio would be expected to decrease. Park View Federal carefully monitors the maturity and repricing of its interest-earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. At June 30, 2011, Park View Federal’s estimated changes in the NPV ratio were within the targets established by the Board of Directors in the event of an immediate and sustained increase and decrease in prevailing market interest rates. Park View Federal’s interest rate risk position is the result of the repricing characteristics of assets and liabilities. The balance sheet is primarily comprised of interest-earning assets having a maturity and repricing period of one month to five years. These assets were funded primarily utilizing interest-bearing liabilities having a final maturity of two years or less and a repurchase agreement. Management carefully monitors its interest rate risk position and will make the necessary adjustments to its asset and liability mix to bring Park View Federal’s NPV ratio to within target levels established by the Board of Directors.

NPV is calculated by the OCC using information provided by Park View Federal. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by Bloomberg quotations and surveys performed during the quarters ended June 30, 2011 and 2010, with adjustments made to reflect the shift in the U.S. Treasury yield curve between the survey date and the quarter-end date.

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

The following table summarizes PVF’s interest rate sensitivity gap analysis at June 30, 2011. The table indicates that PVF’s one year and under ratio of cumulative gap to total assets is 7.2%, one-to-three year ratio of cumulative gap to total assets is negative 6.2%, and three-to-five year ratio of cumulative gap to total assets is negative 2.5%.

(Dollars in thousands)	Within 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years	Total
Total interest-rate-sensitive assets	$387,306	$97,894	$108,903	$142,874	$736,977
Total interest-rate-sensitive liabilities	330,207	204,046	79,806	45,718	659,777
Periodic GAP	57,099	(106,152)	29,097	97,156	77,200
Cumulative GAP	57,099	(49,053)	(19,956)	77,200
Ratio of cumulative GAP to total assets	7.2%	(6.2)%	(2.5)%	9.8%

Item 8.	Financial Statements and Supplementary Data

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PVF Capital Corp.

Solon, Ohio

We have audited the accompanying consolidated statements of financial condition of PVF Capital Corp. (“Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Cleveland, Ohio

September 16, 2011

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2011 and 2010

	2011	2010
ASSETS
Cash and amounts due from financial institutions	$19,138,325	$18,283,620
Interest-bearing deposits	130,153,080	111,759,326

Total cash and cash equivalents	149,291,405	130,042,946
Securities available for sale	8,946,674	20,149,149
Mortgage-backed securities available for sale	4,972,121	47,145,878
Loans receivable held for sale, net	9,392,389	8,717,592
Loans receivable, net of allowance of $29,996,893 and $31,519,466	547,282,037	587,405,644
Office properties and equipment, net	7,556,764	7,876,320
Real estate owned, net	7,972,753	8,173,741
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank-owned life insurance	23,420,089	23,144,033
Prepaid expenses and other assets	15,409,502	14,118,127

Total assets	$787,054,834	$859,584,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$28,947,373	$23,521,593
Interest bearing deposits	623,624,462	644,024,884

Total deposits	652,571,835	667,546,477
Note payable	1,152,778	1,259,444
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Repurchase agreement	—	50,000,000
Advances from borrowers for taxes and insurance	11,212,923	4,930,327
Accrued expenses and other liabilities	15,835,317	17,605,257

Total liabilities	715,772,853	776,341,505

Commitments and contingent liabilities (Note 12)

Stockholders’ equity
Serial preferred stock, none issued	—	—
Common stock, $.01 par value, 65,000,000 shares authorized; 26,142,443 and 26,114,943 shares issued, respectively	261,424	261,149
Additional paid-in capital	100,543,717	100,260,665
Retained earnings (accumulated deficit)	(24,788,778)	(15,097,658)
Accumulated other comprehensive income (loss)	(897,235)	1,656,016
Treasury stock at cost, 472,725 shares, respectively	(3,837,147)	(3,837,147)

Total stockholders’ equity	71,281,981	83,243,025

Total liabilities and stockholders’ equity	$787,054,834	$859,584,530

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30, 2011, 2010 and 2009

	2011	2010	2009
Interest and dividends income
Loans	$30,214,747	$35,192,001	$42,618,247
Mortgage-backed securities	1,749,216	2,537,522	3,002,291
Federal Home Loan Bank stock dividends	560,354	592,469	616,491
Securities	241,238	205,209	303,995
Federal funds sold and interest-bearing deposits	216,221	37,777	120,689

Total interest and dividends income	32,981,776	38,564,978	46,661,713

Interest expense
Deposits	9,247,128	14,353,734	22,452,070
Short-term borrowings	—	50	17,582
Long-term borrowings	2,913,075	3,617,118	3,618,501
Subordinated debt	—	574,499	1,259,025

Total interest expense	12,160,203	18,545,401	27,347,178

Net interest income	20,821,573	20,019,577	19,314,535
Provision for loan losses	13,540,000	14,928,000	31,272,600

Net interest income after provision for loan losses	7,281,573	5,091,577	(11,958,065)

Non-interest income
Service charges and other fees	694,547	714,455	716,826
Mortgage banking activities, net	6,615,079	4,603,043	7,872,154
Gain on sale of SBA loans	114,453	—	—
Increase (decrease) in cash surrender value of bank-owned life insurance	276,056	250,019	(115,025)
Gain on sale of mortgage-backed securities	1,232,112	—	1,224,338
Gain on sale of equity securities	—	23,871	—
Impairment of securities	—	—	(1,842,400)
Loss on real estate owned	(498,995)	(247,674)	(522,096)
Provision for real estate owned losses	(1,303,154)	(1,957,286)	(3,312,530)
Gain on the cancellation of subordinated debt	—	17,627,438	—
Other, net	807,689	521,838	777,435

Total non-interest income	7,937,787	21,535,704	4,798,702

Non-interest expense
Compensation and benefits	10,710,612	9,360,246	10,239,833
Office occupancy and equipment	2,471,196	2,577,334	2,838,877
FDIC insurance	2,131,524	2,472,902	1,464,179
Professional and legal	486,077	857,605	612,000
Outside services	2,778,151	2,829,142	2,482,004
Franchise tax	818,726	895,834	1,100,120
Real estate owned and collection expense	2,945,405	3,087,571	1,832,064
Other	2,446,950	2,374,941	2,431,552

Total non-interest expense	24,788,641	24,455,575	23,000,629

Income (loss) before federal income taxes	(9,569,281)	2,171,706	(30,159,992)
Federal income tax provision (benefit)	121,839	730,849	(10,044,363)

Net income (loss)	$(9,691,120)	$1,440,857	$(20,115,629)

Basic earnings (loss) per share	$(0.38)	$0.11	$(2.59)

Diluted earnings (loss) per share	$(0.38)	$0.11	$(2.59)

Dividend declared per common share	$—	$—	$—

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended June 30, 2011, 2010, and 2009

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2008	$82,465	$69,155,729	$3,674,287	$(3,837,147)	$—	$69,075,334
Comprehensive income:
Net income (loss)	—	—	(20,115,629)	—	—	(20,115,629)
Unrealized net holding gain on securities available for sale, net of taxes	—	—	—	—	420,542	420,542

Total comprehensive income						$(19,695,087)
Cash Dividend, $0.0125 per share	—	—	(97,173)	—	—	(97,173)
Paid in capital related to stock based compensation	—	222,123	—	—	—	222,123

Balance at June 30, 2009	$82,465	$69,377,852	$(16,538,515)	$(3,837,147)	$420,542	$49,505,197
Comprehensive income:
Net income (loss)	—	—	1,440,857	—	—	1,440,857
Unrealized net holding gain on securities available for sale, net of taxes	—	—	—	—	1,235,474	1,235,474

Total comprehensive income						$2,676,331
Proceeds from stock offering, net of issuance cost	171,428	27,792,633	—	—	—	27,964,061
Warrants issued	—	1,884,004	—	—	—	1,884,004
Common stock issued	4,856	1,095,144	—	—	—	1,100,000
Restricted stock issued	2,400	(2,400)	—	—	—	—
Paid in capital related to stock based compensation	—	113,432	—	—	—	113,432

Balance at June 30, 2010	$261,149	$100,260,665	$(15,097,658)	$(3,837,147)	$1,656,016	$83,243,025
Comprehensive income:
Net income (loss)	—	—	(9,691,120)	—	—	(9,691,120)
Unrealized net holding loss on securities available for sale, net of taxes	—	—	—	—	(2,553,251)	(2,553,251)

Total comprehensive loss						$(12,244,371)
Restricted stock issued	275	(275)	—	—	—	—
Paid in capital related to stock based compensation	—	283,327	—	—	—	283,327

Balance at June 30, 2011	$261,424	$100,543,717	$(24,788,778)	$(3,837,147)	$(897,235)	$71,281,981

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2011, 2010 and 2009

	2011	2010	2009
Operating activities:
Net income (loss)	$(9,691,120)	$1,440,857	$(20,115,629)
Adjustments to reconcile net income to net cash flow from operating activities
Amortization of premium on mortgage-backed securities	240,543	292,851	91,296
Depreciation and amortization	741,065	880,693	1,130,051
Provision for loan losses	13,540,000	14,928,000	31,272,600
Gain on the sale of loans receivable held for sale	(7,920,334)	(4,447,603)	(6,707,744)
Gain on the sale of SBA loans	(114,453)	—	—
Other than temporary impairment of securities	—	—	1,842,400
Gain on the sale of equity securities	—	(23,871)	—
Gain on cancellation of subordinated debt	—	(17,627,438)	—
Provision for real estate owned losses	1,303,154	1,957,286	3,312,530
Accretion of deferred loan origination fees, net	(882,078)	(846,719)	(388,960)
Loss on disposal of real estate owned, net	498,995	247,674	522,096
(Gain) loss on sale of mortgage-backed securities held for sale, net	(1,232,112)	—	(1,224,338)
Market adjustment for loans held for sale	142,208	(107,149)	(258,184)
Change in fair value of mortgage banking derivatives	438,949	480,922	(1,122,249)
Stock compensation	283,327	113,432	222,123
FHLB stock dividends	—	—	(170,500)
Deferred income tax provision	572,120	5,426,287	(7,400,682)
Proceeds from loans receivable held for sale	336,585,355	210,780,920	395,813,357
Origination of loans receivable held for sale, net	(333,201,053)	(190,777,493)	(412,104,163)
(Increase) decrease in cash surrender value of bank-owned life insurance	(276,056)	(250,019)	115,025
Net change in other assets and other liabilities	(238,904)	4,755,825	7,615,611

Net cash from operating activities	789,606	27,224,455	(7,555,360)

Investing activities:
Loan repayments and originations, net	20,049,886	62,085,561	(5,508,331)
Principal repayments on mortgage-backed securities available for sale	14,800,075	20,018,602	8,660,031
Purchase of mortgage-backed securities available for sale	(5,138,782)	(1,501,775)	(113,276,827)
Proceeds from sale of mortgage-backed securities available for sale	31,103,257	—	97,304,678
Purchase of securities held to maturity	—	(112,000,000)	(59,999,358)
Calls of securities available for sale	59,000,000	162,000,000	17,580,000
Purchase of securities available for sale	(47,950,000)	(20,000,000)	—
Sale of securities available for sale	—	71,471	—
Additions to office properties and equipment, net	(421,509)	(132,518)	(521,836)
Proceeds from sale of real estate owned	5,814,638	6,116,600	9,279,391

Net cash from investing activities	77,257,565	116,657,941	(46,482,252)

(Continued)

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2011, 2010 and 2009

	2011	2010	2009
Financing activities:
Net increase (decrease) in demand deposits, NOW and passbook savings	35,730,756	8,608,633	25,890,000
Net change in line of credit	—	—	(950,000)
Net increase (decrease) in time deposits	(50,705,398)	(65,993,725)	39,655,804
Net decrease in short-term FHLB advances	—	—	(9,000,000)
Repayment of note payable	(106,666)	(106,667)	(233,889)
Proceeds from note payable	—	—	1,600,000
Repayment of repurchase agreement	(50,000,000)	—	—
Net increase (decrease) in advances from borrowers for taxes and insurance	6,282,596	(4,624,810)	581,533
Payment of cash dividend	—	—	(97,173)
Payment in exchange for cancellation of subordinated debt	—	(900,000)	—
Proceeds from Stock Offering, net of issuance cost	—	27,964,061	—

Net cash from financing activities	(58,798,712)	(35,052,508)	57,446,275

Net increase in cash and cash equivalents	19,248,459	108,829,888	3,408,663
Cash and cash equivalents at beginning of year	130,042,946	21,213,058	17,804,394

Cash and cash equivalents at end of year	$149,291,405	$130,042,946	$21,213,057

Supplemental disclosures of cash flow information:
Cash payments of interest	$12,420,489	$18,604,331	$26,365,247
Supplemental noncash investing activity:
Transfer of loans to real estate owned	$7,415,799	$4,887,543	$20,657,068
Transfer from securities held to maturity to securities available for sale	$—	$—	$56,765,340
Supplemental noncash financing activity:
Common stock and warrants exchanged for cancellation of debt	$—	$2,984,004	$—

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2011, 2010 and 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

The accounting and reporting policies of PVF Capital Corp. (“the Company”) conform to U.S. generally accepted accounting principles and general industry practice. The Company’s principal subsidiary, Park View Federal is principally engaged in the business of offering deposits through the issuance of savings accounts, money market accounts, and certificates of deposit and lending funds primarily for the purchase, construction, and improvement of real estate in Cuyahoga, Summit, Geauga, Lake, Medina, Lorain and Portage Counties, Ohio. The deposit accounts of Park View Federal Savings Bank (“the Bank”) are insured up to applicable limits by the FDIC. The following is a description of the significant policies, which the Company follows in preparing and presenting its consolidated financial statements.

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

PVFSC and Park View Federal have entered into various nonconsolidated joint ventures that own real estate including properties leased to the Bank. See “Note 14—Related Party Transactions” for additional disclosures related to these entities. Park View Federal has created a limited liability company, Crock, LLC that has taken title to property acquired through or in lieu of foreclosure.

Trust I and Trust II were created for the sole purpose of issuing trust preferred securities. The trusts are not consolidated into the financial statements.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of mortgage servicing rights, fair value of mortgage banking derivatives, valuation of loans held for sale, fair value of securities, valuation of real estate owned, the realizability of deferred tax assets and are particularly subject to change.

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

Securities: Debt securities that could be sold in the future because of changes in interest rates or other factors are classified as available for sale. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Interest income includes amortization of purchase premium or accretion of purchase discount. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield. Prepayment is assumed for mortgage-backed securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

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

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at fair value. The Company sells the loans on either a servicing retained or servicing released basis. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. The Company measures servicing assets using the amortization method. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Loan servicing rights are amortized in proportion to and over the period of estimated net future servicing revenue. The expected period of the estimated net servicing income is based in part on the expected prepayment of the underlying mortgages. The amortized balance of mortgage servicing rights is included in prepaid expenses and other assets on the Consolidated Statement of Financial Condition.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 18 months. During the period ended December 31, 2010, the Company changed the loss history period to 18 months from 12 months. This change was made to capture more appropriately over a longer period of time the Company’s recent loss experience under the current adverse economic conditions. If the 12 month historical loss experience factor was used instead of 18 months, periods with larger losses would have been excluded from this experience factor resulting in a significant downward fluctuation in the required general reserves, which management did not feel was either prudent or representative of probable losses. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

The portfolio segments include one-to-four family, one-to-four family construction, multi-family, commercial real estate, land, commercial and industrial, Small Business Administration, and consumer loans. One-to-four family, one-to-four family construction, and consumer loans rely on the historic cash flows of individual borrowers and on the real estate securing the loan. Multi-family, commercial real estate, land, Small Business Administration, and the commercial and industrial segments are comprised of loans with a reliance on historic cash flows of small business borrowers and of small scale investors, as well as of the underlying real estate projects or of land. The underwriting criteria across all segments consider the risk attributes to be impacted by weak local economic conditions and a weak real estate market.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Since the Bank’s loans are primarily collateral dependent, measurement of impairment is based on the fair value of the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loans effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported net, at the fair value of collateral. For troubled debt restructurings that subsequently default, the company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain officers. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value, adjusted for other charges or other amounts due that are probable at settlement.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of the tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company is subject to federal income tax only. Ohio-domiciled Banks and bank holding companies are not subject to income tax in Ohio. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company is no longer subject to examination by taxing authorities for years before 2010.

Stock Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the entire service period for the entire award.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

Earnings per Share: Basic earnings (loss) per share is calculated by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The additional potential common shares issuable under stock options are included in the calculation of diluted earnings per share.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve requirements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividend paid by the bank to the holding company or by the holding company to shareholders. See “Note 13—Regulatory Matter” for more specific disclosure related to the Bank.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

Adoption of New Accounting Standards:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-6 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity is required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASC 820 did not have a material effect on the Company’s Consolidated Financial Statements in this Annual Report on Form 10-K.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings is also required. The disclosures are presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. The Company adopted the new guidance and included these disclosures within its interim statements beginning with the period ended December 31, 2010 and within its annual report for the period June 30, 2011, and did not have an impact on the Company’s consolidated financial statements.

In January 2011, FASB issued Accounting Standards Update 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASU 2011-01). ASU 2011-01 was issued as a result of concerns raised from stakeholders that the introduction of new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB ASC) about troubled debt restructurings in one reporting period followed by a change in what constitutes a troubled debt restructuring shortly thereafter would be burdensome for preparers and may not provide financial statement users with useful information.

In April 2011, FASB issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs. Additionally, creditors will be required to provide additional disclosures about their TDR activities in accordance with the requirements of ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which was deferred by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASU 2011-01). The new guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application required to the beginning of the annual period of adoption. Disclosure requirements will be effective for the first interim and annual period beginning on or after June 15, 2011. Management is currently working through the guidance to determine the impact, if any, on the Consolidated Financial Statements.

In May 2011, the FASB issued Accounting Standards Updated No. ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). The amendments in ASI 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle of requirement for measuring fair value or disclosing information about fair value measurement has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have material impact on the Company’s consolidated financial statements.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

In June 2011, The FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-5”). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

NOTE 2—SECURITIES

As of June 30, 2011 and 2010, the amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB structured notes	$3,000,000	$—	$(6,000)	$2,994,000
FNMA structured notes	5,950,000	2,674	—	5,952,674

Total	$8,950,000	$2,674	$(6,000)	$8,946,674

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC structured notes	$10,000,000	$81,325	$—	$10,081,325
FNMA structured notes	10,000,000	67,824	—	10,067,824

Total	$20,000,000	$149,149	$—	$20,149,149

The amortized cost and fair value of securities available-for-sale, by contractual maturity, are shown below.

	June 30, 2011
	Amortized Cost	Fair Value
Five to ten years	$8,950,000	$8,946,674

Total	$8,950,000	$8,946,674

The Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) structured notes are callable quarterly, have multiple coupon resets and maturities ranging up to 10 years. At June 30, 2011, gross unrealized losses have been in a loss position for less than 12 months and no impairment has been taken as the investments are issued by U.S. government sponsored entities and are believed to be of high credit quality with the decline in fair value largely due to changes in market interest rates and not credit quality.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

The Company’s equity securities at June 30, 2009 consisted of floating rate preferred stock issued by FHLMC and FNMA. During the year the Company recognized a pre-tax impairment charge of $1,842,400 for an other-than-temporary decline in fair value. During the year ended June 30, 2010 these securities were sold recognizing a gain of $23,871.

The fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, 2011 and 2010 are summarized as follows:

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC mortgage-backed securities	$5,012,927	$4,537	$(45,343)	$4,972,121

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FNMA mortgage-backed securities	$23,208,640	$1,147,667	$—	$24,356,307
FHLMC mortgage-backed securities	18,445,372	1,020,651	—	19,466,023
GNMA mortgage-backed securities	3,131,896	191,652	—	3,323,548

Total	$44,785,908	$2,359,970	$—	$47,145,878

These mortgage-backed securities are backed by residential mortgage loans and do not mature on a single maturity date.

At June 30, 2011, gross unrealized losses on mortgage-backed securities have been in a loss position for less than 12 months. All of the Company’s holdings of mortgage-backed securities at year end 2011 and 2010 were issued by U.S. government sponsored enterprises. Unrealized losses on mortgage-backed securities have not been recognized into income, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other than temporarily impaired at June 30, 2011.

In December 2008, the Company sold mortgage-backed securities with an amortized cost of $49,742,728 that were previously categorized as held-to-maturity. The Company’s intent with respect to these securities changed due to the bond market’s reaction to the announcement by the Federal Reserve that they intended to take unprecedented action to acquire certain mortgage-backed securities. Proceeds from this sale were $50,263,387 and the Company realized a gross gain of $520,659.

Subsequent to this sale, the Company reclassified its remaining mortgage-backed securities portfolio from held-to-maturity to available-for-sale. The amortized cost of these securities at the time of transfer was $56,765,340 and the related unrealized gain on these securities was $675,992. The unrealized gain was recognized in other comprehensive income at the time of transfer.

In December 2008, the Company sold another mortgage-backed security with an amortized cost of $14,515,961. The Company realized a gross gain of $145,270 on this sale.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

In January 2009, the Company sold another mortgage-backed security with an amortized cost of $33,263,960. The Company realized a gross gain of $558,409 on this sale.

In June 2011, the Company sold another mortgage-backed security with an amortized cost of $29,871,145. The Company realized a gross gain of $1,232,112 on this sale.

NOTE 3—LOANS RECEIVABLE

Loans receivable at June 30, 2011 and 2010 consisted of the following:

	2011	2010
One-to-Four Family Loans:
1-4 Family Owner Occupied	$65,501,675	$73,471,830
1-4 Family Non-Owner Occupied	37,596,000	44,263,000
1-4 Family Second Mortgage	32,897,907	37,059,590
Home Equity Lines of Credit	71,947,078	74,419,240
Home Equity Investment Lines of Credit	8,031,953	8,841,389
One-to-Four Family Construction Loans:
1-4 Family Construction	1,135,786	6,162,722
1-4 Family Construction Models/Speculative	5,140,560	8,270,000
Multi-Family Loans:
Multi-Family	48,234,229	48,454,790
Multi-Family Second Mortgage	421,489	447,127
Multi-Family Construction	1,593,981	3,293,715
Commercial Real Estate Loans:
Commercial	183,921,525	203,558,052
Commercial Second Mortgage	8,187,212	8,131,965
Commercial Lines of Credit	17,020,580	24,971,468
Commercial Construction	4,236,607	5,293,686
Commercial and Industrial Loans	53,204,176	21,768,428
Land Loans:
Lot Loans	22,198,079	21,939,098
Acquisition and Development Loans	16,831,964	29,871,821
Consumer Loans	162,265	169,208

Total loans receivable	578,263,066	620,387,129

Net deferred loan origination fees	(984,136)	(1,462,019)
Allowance for loan losses	(29,996,893)	(31,519,466)

Total loans receivable, net	$547,282,037	$587,405,644

A summary of the changes in the allowance for loan losses for the years ended June 30, 2011, 2010 and 2009, respectively, is as follows:

	2011	2010	2009
Beginning balance	$31,519,466	$31,483,205	$9,653,972
Provision for loan losses	13,540,000	14,928,000	31,272,600
Loans charged-off	(15,528,353)	(14,891,739)	(9,446,027)
Recoveries	465,780	—	2,660

Ending balance	$29,996,893	$31,519,466	$31,483,205

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2011. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees, but excludes accrued interest receivable which is not considered to be material.

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$3,493,542	$935,146	$117,896	$2,418,681	$768,973	$5,300,754	$—	$13,034,992
Collectively evaluated for impairment	5,347,912	331,594	1,649,439	6,040,262	894,921	2,590,551	107,222	16,961,901

Total ending allowance balance	$8,841,454	$1,266,740	$1,767,335	$8,458,943	$1,663,894	$7,891,305	$107,222	$29,996,893

Loans
Loans individually evaluated for impairment	$18,840,326	$3,172,208	$2,512,380	$22,317,320	$3,196,592	$14,439,251	$—	$64,478,077
Loans collectively evaluated for impairment	196,766,434	3,093,452	47,651,729	190,685,198	49,917,720	24,524,331	161,989	512,800,853

Total ending loans balance	$215,606,760	$6,265,660	$50,164,109	$213,002,518	$53,114,312	$38,963,582	$161,989	$577,278,930

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

	Unpaid Principal Balance (1)	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$7,132,500	$7,120,361	$—
1-4 Family Non-Owner Occupied	1,157,145	1,155,176	—
1-4 Family Second Mortgage	1,045,287	1,043,508	—
Home Equity Lines of Credit	941,437	939,835	—
Home Equity Investment Lines of Credit	133,906	133,678	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Speculative	177,211	176,909	—
Multi-Family Loans:
Multi-Family	2,147,835	2,144,180	—
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	6,441,158	6,430,196	—
Commercial Second Mortgage	571,473	570,500	—
Commercial Lines of Credit	2,903,227	2,898,286	—
Commercial Construction	370,000	369,370	—
Commercial and Industrial Loans	1,561,184	1,558,527	—
Land Loans:
Lot Loans	965,760	964,116	—
Acquisition and Development Loans	439,972	439,224	—
Consumer Loans	—	—	—

Total with no related allowance recorded	$25,988,095	$25,943,866	$—

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$688,987	$687,815	$198,181
1-4 Family Non-Owner Occupied	4,885,942	4,877,627	2,024,076
1-4 Family Second Mortgage	266,872	266,418	266,872
Home Equity Lines of Credit	2,274,632	2,270,761	954,907
Home Equity Investment Lines of Credit	345,735	345,147	49,506
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Speculative	3,000,405	2,995,299	935,146
Multi-Family Loans:
Multi-Family	368,828	368,200	117,896
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	8,617,625	8,602,959	1,367,503
Commercial Second Mortgage	—	—	—
Commercial Lines of Credit	—	—	—
Commercial Construction	3,451,883	3,446,009	1,051,178
Commercial and Industrial Loans	1,640,858	1,638,065	768,973
Land Loans:
Lot Loans	2,976,902	2,971,835	867,189
Acquisition and Development Loans	10,081,233	10,064,076	4,433,565
Consumer Loans	—	—	—

Total with an allowance recorded	$38,599,902	$38,534,211	$13,034,992

Total loans evaluated for impairment	$64,587,997	$64,478,077	$13,034,992

(1)	There is $14.2 million of loans individually identified for impairment accruing interest.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

At June 30, 2010, the recorded investment in loans, which were individually identified as being impaired, totaled $50,551,258. Included in the impaired amount at June 30, 2010 was $32,521,481, related to loans with a corresponding valuation allowance of $10,322,692. At June 30, 2010, $18,029,777 of impaired loans had no specific allowance for loan losses allocated.

The average recorded investment in impaired loans for the years ended June 30, 2011, 2010 and 2009 amounted to $61,642,944, $52,866,638, and $36,614,084, respectively. Interest recognized on impaired loans, while considered impaired in 2011, 2010 and 2009 was not material.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2011. Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	Nonaccrual (1)	Loans Past Due Over 90 Days Still Accruing
One-to-Four Family Loans:
1-4 Family Owner Occupied	$4,456,920	$—
1-4 Family Non-Owner Occupied	5,497,907	—
1-4 Family Second Mortgage	225,705	—
Home Equity Lines of Credit	3,061,315	—
Home Equity Investment Lines of Credit	478,825	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—
1-4 Family Construction Models/Speculative	2,646,740	—
Multi-Family Loans:
Multi-Family	2,204,456	—
Multi-Family Second Mortgage	—	—
Multi-Family Construction	—	—
Commercial Real Estate Loans:
Commercial	9,902,065	—
Commercial Second Mortgage	570,500	—
Commercial Lines of Credit	1,616,987	—
Commercial Construction	3,815,379	—
Commercial and Industrial Loans	1,522,402	—
Land Loans:
Lot Loans	3,758,906	—
Acquisition and Development Loans	10,503,299	—
Consumer Loans	—	—

Total	$50,261,406	$—

(1)

Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interests unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.

At June 30, 2010, total loans on nonaccrual and loans past due over 90 days still on accrual totaled $69,025,000 and $65,336, respectively.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

At June 30, 2011 the Company had a balance of approximately $2.3 million in loans that are contractually past maturity but are not considered past due as a result of the payment status being current.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loan. Performing loans are accruing loans less than 90 days past due. Nonperforming loans are all loans not accruing.

Performing Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$542,399	$288,485	$—	$830,884	$60,102,395	$60,933,279
1-4 Family Non-Owner Occupied	1,435,901	491,638	—	1,927,539	30,106,570	32,034,109
1-4 Family Second Mortgage	223,182	492,543	—	715,725	31,900,488	32,616,213
Home Equity Lines of Credit	88,971	98,347	—	187,318	68,576,001	68,763,319
Home Equity Investment Lines of Credit	82,077	—	—	82,077	7,457,381	7,539,458
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	1,133,853	1,133,853
1-4 Family Construction Models/Speculative	—	525,467	—	525,467	1,959,604	2,485,071
Multi-Family Loans:
Multi-Family	—	—	—	—	45,947,684	45,947,684
Multi-Family Second Mortgage	—	—	—	—	420,772	420,772
Multi-Family Construction	—	—	—	—	1,591,268	1,591,268
Commercial Real Estate Loans:
Commercial	1,602,314	270,619	—	1,872,933	171,833,514	173,706,447
Commercial Second Mortgage	—	—	—	—	7,602,778	7,602,778
Commercial Lines of Credit	1,699,973	—	—	1,699,973	13,674,653	15,374,626
Commercial Construction	—	—	—	—	414,018	414,018
Commercial and Industrial Loans	422,568	—	—	422,568	51,168,658	51,591,226
Land Loans:
Lot Loans	1,160,748	135,812	—	1,296,560	17,104,835	18,401,395
Acquisition and Development Loans	658,166	159,713	—	817,879	5,482,140	6,300,019
Consumer Loans					161,989	161,989

Total Performing Loans	$7,916,299	$2,462,624	$—	$10,378,923	$516,638,601	$527,017,524

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$—	$93,565	$4,012,589	$4,106,154	$350,766	$4,456,920
1-4 Family Non-Owner Occupied	435,800	627,040	4,141,259	5,204,099	293,809	5,497,908
1-4 Family Second Mortgage	—	—	141,746	141,746	83,958	225,704
Home Equity Lines of Credit	—	195,424	2,721,596	2,917,020	144,295	3,061,315
Home Equity Investment Lines of Credit	—	—	386,183	386,183	92,642	478,825
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	2,525,098	2,525,098	121,642	2,646,740
Multi-Family Loans:
Multi-Family	—	—	2,204,456	2,204,456	—	2,204,456
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	708,806	1,043,705	7,311,487	9,063,998	838,067	9,902,065
Commercial Second Mortgage	—	—	570,500	570,500	—	570,500
Commercial Lines of Credit	—	—	1,489,641	1,489,641	127,346	1,616,987
Commercial Construction	—	—	3,815,379	3,815,379	—	3,815,379
Commercial and Industrial Loans	998,298	—	200,418	1,198,716	323,686	1,522,402
Land Loans:
Lot Loans	357,415	—	3,401,491	3,758,906	—	3,758,906
Acquisition and Development Loans		—	8,383,675	8,383,675	2,119,624	10,503,299
Consumer Loans	—	—	—	—		—

Total Nonperforming Loans	$2,500,319	$1,959,734	$41,305,518	$45,765,571	$4,495,835	$50,261,406

Total Loans	$10,416,618	$4,422,358	$41,305,518	$56,144,494	$521,134,436	$577,278,930

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

Troubled Debt Restructurings:

Included in loans individually impaired are loans with recorded investment of $15,883,869 and $9,250,897 for which the Company has allocated $443,705 and $1,093,106 of specific reserves to customers whose terms have been modified in troubled debt restructurings as of June 30, 2011 and 2010. Included in troubled debt restructurings above are $3,041,051 and $2,985,113 of restructured loans on nonaccrual at June 30, 2011 and 2010. The restructured loans, both performing and those on nonaccrual, are performing in accordance with their modified terms. There are no commitments to lend additional amounts at June 30, 2011 and 2010.

Credit Quality Indicators:

The Bank categorizes loans into risk strata based on relevant borrower information about the ability to service debt. This information includes a review of current financial information, historic payment experience, credit documentation, relevant public information and other factors, as determined by credit underwriting guidelines. The Bank, through its analysis of individual borrowers, classifies each loan as to credit risk. All loans considered non-homogeneous, specifically those that are deemed commercial and industrial or commercial real estate loans, are subject to review annually by the Bank, regardless of loan size. These loans are reviewed continually and changes to the risk rating, if necessary, occur on a quarterly basis. Loans that are considered homogeneous, or those which fall into the categories of one-to-four family loans or into consumer loans, are not individually rated annually. The payment performance of the homogeneous loans serves as the clear credit indicator of classification into the categories of pass-rated loans or into substandard, nonaccrual loans. Homogeneous loans that are less than 90 days past due are generally reported as pass-rated loans, unless related to a rated commercial and industrial or commercial real estate loan. Homogeneous loans which are greater than 90 days past due are placed on nonaccrual and rated substandard. Payment performance indicators are based on performance through June 30, 2011. The Bank uses the following definitions for adverse risk ratings:

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

As of June 30, 2011, and based on the most recent analysis performed by the Company, the risk category of loans by class of loans is as follows:

	Pass (1)	Special Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$59,361,176	$949,387	$5,079,636	$—	$65,390,199
1-4 Family Non-Owner Occupied	31,216,191	78,019	6,237,807	—	37,532,017
1-4 Family Second Mortgage	31,936,613	458,096	447,208	—	32,841,917
Home Equity Lines of Credit	68,342,138	421,182	3,061,314	—	71,824,634
Home Equity Investment Lines of Credit	7,099,224	395,066	523,993	—	8,018,283
One-to-Four Family Construction Loans:
1-4 Family Construction	1,133,853	—	—	—	1,133,853
1-4 Family Construction Models/Speculative	1,684,267	249,575	3,197,969	—	5,131,811
Multi-Family Loans:
Multi-Family	44,436,625	1,511,059	2,204,456	—	48,152,140
Multi-Family Second Mortgage	420,772	—	—	—	420,772
Multi-Family Construction	1,591,268	—	—	—	1,591,268
Commercial Real Estate Loans:
Commercial	160,341,045	7,150,951	16,116,516	—	183,608,512
Commercial Second Mortgage	7,602,778	—	570,500	—	8,173,278
Commercial Lines of Credit	12,683,879	402,588	3,905,146	—	16,991,613
Commercial Construction	414,018	—	3,815,379	—	4,229,397
Commercial and Industrial Loans	47,909,261	2,634,968	2,569,399	—	53,113,628
Land Loans:
Lot Loans	17,366,990	42,077	4,751,234	—	22,160,301
Acquisition and Development Loans	3,238,797	2,129,619	11,434,902	—	16,803,318
Consumer Loans	161,989	—	—	—	161,989

Total	$496,940,884	$16,422,587	$63,915,459	$—	$577,278,930

(1)

There is $9.1 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

NOTE 4—MORTGAGE BANKING ACTIVITIES

Loans held for sale at June 30, 2011 and 2010 were $9,392,389 and $8,717,592, respectively.

The Company accounts for loans held for sale at fair value. The fair value of loans held for sale exceeded the unpaid principal balance of these loans by $181,964 and $324,172 as of June 30, 2011 and 2010, respectively. The gain on loans held for sale as of June 30, 2011 was reported in the mortgage banking activities line of the consolidated statement of operations. Interest on loans held for sale was reported in interest income.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

The Bank services real estate loans for investors that are not included in the accompanying Consolidated Financial Statements. Mortgage servicing rights are established based on the fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the Consolidated Statements of Financial Condition under the caption “Prepaid Expenses and Other Assets.” At June 30, 2011 and 2010, the mortgage loan servicing portfolio was approximately $1.1 billion.

Originated mortgage servicing rights capitalized and amortized during the years ended June 30, 2011 and 2010 were as follows:

	2011	2010	2009
Servicing rights:
Beginning of period	$6,960,969	$6,097,861	$4,398,783
Additions	3,862,505	2,912,205	4,009,256
Amortized to expense	(3,000,186)	(2,049,097)	(2,310,178)
Valuation allowance for impairment	(304,001)	—	—

End of period	$7,519,287	$6,960,969	$6,097,861

Activity in the valuation allowance for mortgage servicing rights over the years ended June 30, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Balance, beginning of period	$—	$—	$—
Impairment charges	(1,183,799)	—	—
Impairment recoveries	879,798	—	—

Balance, end of period	$(304,001)	$—	$—

The fair value of capitalized mortgage servicing rights was $7,519,287 and $8,560,808 at June 30, 2011 and 2010, respectively. Fair value was determined using discount rates ranging from 8% to 10% and prepayment speeds ranging from 8.4% to 42.0%, depending on the stratification of the specific rights. At June 30, 2011, there were six tranches of the Company’s mortgage servicing asset that were considered impaired. The weighted average coupon of the loans serviced represented by these tranches was 4.49% and a the Company recorded a valuation allowance for impairment of $304,001 on these tranches. At June 30, 2010 and 2009, no tranche of the Company’s mortgage servicing assets were considered to be impaired.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

Mortgage banking activities, net as presented in the consolidated statements of operations consisted of the following:

	2011	2010	2009
Mortgage loan servicing fees	$2,580,089	$2,578,310	$2,094,155
Amortization of mortgage servicing rights	(3,000,186)	(2,049,097)	(2,310,178)
Recovery (impairment) of mortgage servicing fees	(304,001)	—	—
Market adjustment for loans held for sale	(142,208)	107,149	258,184
Changes in fair value of mortgage banking derivatives	(438,949)	(480,922)	1,122,249
Realized gains on sale of loans	7,920,334	4,447,603	6,707,744

Mortgage banking activities, net	$6,615,079	$4,603,043	$7,872,154

The above amounts do not include non-interest expense related to mortgage banking activities.

At June 30, 2011 and 2010, the Bank had IRLC’s on $17,625,864 and $49,396,694, respectively, of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the Consolidated Financial Statements. The fair value of these commitments as of June 30, 2011 and 2010 was estimated to be $231,031 and $1,022,888, respectively, which is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. To mitigate the interest rate risk represented by these IRLC’s, the Bank entered into contracts to sell mortgage loans of $21,679,521 and $33,806,000 as of June 30, 2011 and 2010, respectively. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at June 30, 2011 and 2010 was estimated to be $53,908 and $(299,035), respectively. These amounts are added to (netted against) the fair value of IRLC’s recorded in accrued expenses and other liabilities. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at cost, less accumulated depreciation and amortization at June 30, 2011 and 2010 are summarized as follows:

	2011	2010
Land and land improvements	$1,034,892	$1,034,892
Building and building improvements	5,553,075	5,553,075
Leasehold improvements	6,285,354	6,285,354
Furniture and equipment	13,269,223	12,850,755

	26,142,544	25,724,076
Less accumulated depreciation and amortization	(18,585,780)	(17,847,756)

	$7,556,764	$7,876,320

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

NOTE 6—DEPOSITS

Scheduled maturities of time deposits were as follows:

	2011		2010
	Amount	%	Amount	%
12 months or less	$387,751,183	92.3%	$418,643,661	88.9%
13 to 24 months	22,973,538	5.4	33,300,982	7.1
25 to 36 months	4,433,641	1.1	13,102,203	2.8
37 to 48 months	4,876,668	1.2	5,693,582	1.2

	$420,035,030	100.0%	$470,740,428	100.0%

Weighted average rate on certificate of deposits		1.68%		2.11%

Time deposits in amounts of $100,000 or more totaled approximately $160,879,860 and $190,854,855 at June 30, 2011 and 2010, respectively.

Deposits of related parties totaled $1,992,286 and $2,330,404 at June 30, 2011 and June 30, 2010.

In 2010, the Company held deposits totaling $28,171,000, respectively, obtained from brokers. These certificates of deposit had a weighted average cost of 1.40% and 1.28%, respectively, and had remaining maturities at June 30, 2010 of 12 months or less. No brokered deposits were held at June 30, 2011.

NOTE 7—ADVANCES FROM THE FEDERAL HOME LOAN BANK OF CINCINNATI

Short-Term Advances: The Bank maintains two lines of credit totaling $230,000,000 with the FHLB. The $200,000,000 repurchase line matures on February 11, 2012. No borrowings were outstanding on the repurchase line of credit as of June 30, 2011 and June 30, 2010. The Bank has chosen to take daily advances from this line, with the interest rate set daily. The $30,000,000 cash management line matures on October 2, 2011. No borrowings were outstanding on the cash management line as of June 30, 2011 and June 30, 2010. The borrowing capacity on these lines of credit is limited to collateral pledged. At June 30, 2011, Park View Federal had an available borrowing capacity of $2.6 million on these lines.

In order to secure these advances, the Bank has pledged mortgage loans with unpaid principal balances aggregating approximately $44,097,091 and $119,525,241 at June 30, 2011 and 2010, respectively, and securities of $13,590,526 at June 30, 2011 and FHLB stock.

Long-Term Advances: Long-term advances from the FHLB, with maturities and interest rates thereon at June 30, 2011 and 2010, were as follows:

Maturity	Interest Rate	2011	2010
January 2015	2.82%	15,000,000	15,000,000
January 2015	3.04%	15,000,000	15,000,000
April 2018	3.17%	5,000,000	5,000,000

		$35,000,000	$35,000,000

Weighted average interest rate		2.96%	2.96%

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

The advances outstanding at June 30, 2011 and 2010 were putable fixed-rate advances. They can be terminated at the option of the FHLB after a stated lockout period. If the option is exercised, The Bank could repay this advance without a prepayment penalty.

NOTE 8—SUBORDINATED DEBT AND NOTE PAYABLE

Subordinated Debt: In June 2004, the Company formed Trust I, a special purpose entity formed for the sole purpose of issuing $10.0 million of variable-rate trust preferred securities. The Company issued the Trust I Debentures to Trust I in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities offered by Trust I had a variable interest rate that adjusted to the three-month LIBOR rate plus 260 basis points. The Trust I Debentures were the sole asset of Trust I.

In July 2006, the Company formed Trust II, a special purpose entity formed for the sole purpose of issuing $10.0 million of variable-rate trust preferred securities. The Company issued the Trust II Debentures to Trust II in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities issued by Trust II carried a fixed rate of 7.462% until September 15, 2011 and thereafter a variable interest rate that adjusted to the three-month LIBOR rate plus 175 basis points. The Trust II Debentures were the sole asset of Trust II.

On September 1, 2009, the Company entered into Exchange Agreement I with the holder and collateral manager of the $10.0 million principal amount trust preferred securities issued by Trust I in 2004. Under Exchange Agreement I, on September 3, 2009, the securities holder exchanged its $10.0 million of trust preferred securities for the following consideration paid by the Company: (i) a cash payment of $500,000; (ii) a number of shares of the Company’s common stock equal to $500,000 divided by the average daily closing price of the Company’s common stock for the 20 business days prior to September 1, 2009, equating to 205,297 shares; (iii) a warrant to purchase 769,608 shares of the Company’s common stock (the “Trust I Warrant A”); and (iv) a warrant to purchase 27,739 shares of Company common stock (the “Trust I Warrant B”) as a result of the issuance of common stock in connection with the second trust preferred exchange as described below. The exercise price for all warrants is $1.75, the price at which the Company completed a rights offering and an offering to a standby investor, which is more fully described in Note 11—Common Stock Issuance. The warrants were exercisable for two years following the closing and expired on September 3, 2011.

As a result of the repurchase of the trust preferred securities issued by Trust I, the Company recorded a gain of $8,561,530, which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust I Warrant A and Trust I Warrant B were estimated to be $808,088 and $29,126, respectively, and were recorded in paid-in capital.

On October 9, 2009, the Company entered into Exchange Agreement II with investors, including principally directors and officers of the Company and the Bank as well as certain individuals not affiliated with the Company (collectively, the “Investors”), who held trust preferred securities with an aggregate liquidation amount of $10.0 million issued by Trust II in 2006. Under the terms of Exchange Agreement II, on March 16, 2010, the Investors exchanged the $10.0 million of trust preferred securities for aggregate consideration consisting of: (i) $400,000 in cash, (ii) shares of common stock valued at $600,000 based on the average daily closing price of the common stock over the 20 trading days prior to October 9, 2009, equating to 280,241 shares; (iii) warrants to purchase 797,347 shares of the Company’s common stock (the “Trust II A Warrants”); and (iv) warrants to purchase 448,832 shares of the Company’s common stock (the “Trust II B Warrants”) that were issued as a result of the Company completing a rights offering and an offering to a standby investor, which is more fully described

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

in Note 11—Common Stock Issuance. The exercise price for the warrants is $1.75, the price of the shareholder rights offering. The warrants are exercisable for five years following the closing and expire on March 16, 2015.

As a result of the repurchase of the trust preferred securities issued by Trust II, the Company recorded a gain of $9,065,908, which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust II A Warrants and Trust II B Warrants were estimated to be $669,771 and $377,019, respectively, and were recorded as paid-in capital.

Note Payable: On November 24, 2008, one of PVF’s subsidiaries obtained a $1.4 million dollar loan from another financial institution with a principal balance of $1,152,778 as of June 30, 2011. The loan was a refinance of a line of credit loan and is collateralized by PVF’s Solon headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate plus 50 basis points. The loan pays interest only for six months and then converts to an amortizing loan for a term of 15 years. At June 30, 2011, the interest rate was 3.75%.

NOTE 9—REPURCHASE AGREEMENT

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

On March 21, 2011 the repurchase agreement matured and the Bank repurchased the securities for $50 million utilizing cash on deposit at the Federal Reserve Bank of Cleveland. Interest expense associated with this borrowing was approximately $1.8 million during the year ended June 30, 2011.

NOTE 10—FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows:

	2011	2010	2009
Current expense	$(450,281)	$(4,695,438)	$(2,643,681)
Deferred expense	(2,978,446)	5,426,287	(2,887,255)
Benefit of operating loss carryforwards	—	—	(4,513,427)
Change in valuation allowance	3,550,566	—	—

Total	$121,839	$730,849	$(10,044,363)

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

The provision for federal income taxes differs from the amounts computed by applying the U.S. federal income tax statutory rate to income before federal income taxes. These differences are reconciled as follows:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Computed expected tax	$(3,349,248)	35.0%	$760,097	35.0%	$(10,555,998)	35.0%
Increase (decrease) in tax resulting from:
Effect of graduated rates	95,693	(1.0)	(21,717)	(1.0)	301,600	(1.0)
Bank-owned life insurance	(93,859)	1.0	(85,006)	(3.9)	39,109	(0.1)
Stock compensation	39,849	(0.4)	31,971	1.5	54,195	(0.2)
Increase in deferred tax valuation allowance	3,550,566	(37.1)	—	0.0	—	0.0
Other, net	(121,162)	1.2	45,504	2.1	116,731	(0.4)

	$121,839	(1.3)%	$730,849	33.7%	$(10,044,363)	33.3%

The net tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2011 and 2010 are:

	2011	2010
Deferred tax assets:
Loan loss reserves	$7,380,529	$7,004,027
Deferred compensation	165,118	331,126
Deferred loan fees, net	340,042	89,961
Unrealized losses on loans and securities held for sale	41,852	—
Net operating loss carryforward	4,476,068	11,396
Other	131,765	292,414

Total gross deferred tax assets	12,535,374	7,728,924

Deferred tax liabilities:
FHLB stock dividend	(2,041,343)	(2,041,343)
Originated mortgage servicing asset	(2,556,558)	(2,366,729)
Fixed assets	(336,641)	(339,468)
Prepaid franchise tax	(154,652)	(136,976)
Unrealized gains on loans held for sale	—	(26,556)
Debt discharge income deferral	(2,788,000)	(1,768,000)
Other	(239,509)	(477,732)

Total gross deferred tax liabilities	(8,116,703)	(7,156,804)

Deferred tax asset (liabilities) before valuation allowance	$4,418,671	$572,120

Deferred tax valuation allowance	(4,418,671)	—

Total net deferred tax asset	$—	$572,120

Management recorded deferred tax assets at year end 2011 of $4.4 million. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

realized. In management’s opinion, it is more likely than not that the tax benefits will not be realized; consequently, a valuation allowance has been established as of June 30, 2011. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a valuation allowance against deferred tax assets of $4.4 million at June 30, 2011 to reduce the carrying amount of the Company’s net deferred tax asset to zero. In recording the valuation allowance, $3.5 million was recognized against results from continuing operations, while $0.9 million, the portion of the change in the deferred tax asset relating to changes which flowed through comprehensive loss, was recorded to other comprehensive loss.

As of June 30, 2011, the Company has net operating loss carryforwards of approximately $627,000 from June 30, 2010 and $12,538,000 from June 30, 2011. The related net operating loss carry forward periods expire in 2030 and 2031, respectively.

Accumulated deficits at June 30, 2011 and 2010 include approximately $4,516,000 for which no provision for federal income tax has been made. The related unrecorded deferred tax liability was approximately $1,535,000 at June 30, 2011 and 2010. This amount represents allocations of income during years prior to 1988 to bad debt reserve deductions for tax purposes only. These reserves will be recaptured into taxable income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to income taxes at the then current corporate income tax rate, resulting in a charge to income tax expense. Recapture would not occur upon the reorganization, merger, or acquisition of Park View Federal, or if the Bank is merged or liquidated tax-free into a bank or undergoes a charter change. If Park View Federal fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into taxable income, resulting in a corresponding tax liability recorded through income tax expense.

NOTE 11—LEASES

The Company leases certain premises from unrelated and related parties. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at June 30, 2011:

Year ending June 30,	Leases With Unrelated Parties	Leases With Related Parties	Total Leases

2012	$673,814	$187,183	$860,997
2013	514,583	113,057	627,640
2014	365,932	87,521	453,453
2015	341,502	—	341,502
2016	278,971	—	278,971
Thereafter	853,791	—	853,791

Total minimum lease payment	$3,028,593	$387,761	$3,416,354

During the years ended June 30, 2011, 2010 and 2009, rental expense was $962,863, $965,802 and $933,313, respectively. Rental expense related to related party leases was $233,357, $233,365 and $223,217 for the years ended June 30, 2011, 2010 and 2009, respectively. See Note 14 for further discussion of these leases.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

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

At June 30, 2011 and 2010, the Bank had the following commitments to originate loans intended to be held in the portfolio:

	2011	2010
Commitments to fund variable-rate mortgage loans	$1,975,000	$1,650,000
Commitments to fund equity lines of credit	66,125,716	65,044,000
Undisbursed portion of loan proceeds	6,045,499	6,139,000
Standby letters of credit	1,011,000	1,661,000

At June 30, 2011 and 2010, the Bank had IRLCs on $17,625,864 and $49,396,694 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of June 30, 2011 and 2010 was estimated to be $231,031 and $1,022,888, respectively. To mitigate the interest rate risk represented by these IRLCs the Bank entered into contracts to sell mortgage loans of $21,679,521 and $33,806,000 as of June 30, 2011 and 2010. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at June 30, 2011 and 2010 was estimated to be $53,908 and ($299,035), respectively.

NOTE 13—REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements, which are now administered by the OCC. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2011 and 2010, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Federal regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 2011, the adjusted total minimum regulatory capital regulations require institutions to have a minimum tangible capital to adjusted total assets ratio of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum ratio of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk-weighted assets of 8.0%. At June 30, 2011 and 2010, respectively, the Bank exceeded all of the aforementioned regulatory capital requirements. For more information, please see Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

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

At June 30, 2011, Company and the Bank believe they are in compliance with all requirements of the Bank Order and the Company Order that are required to date, with the exception of the level of adversely classified assets and achieving the return to profitability. At June 30, 2011, the Bank’s level of adversely classified assets to core capital plus the allowance for loan and lease losses was 68.6%, and its level of adversely classified assets and assets designated as special mention was 87.8%. The requirements under the Bank Order are 50% and 65%, respectively. Although the Bank did not meet the reduced adversely classified asset levels required by June 30, 2011, and has not yet returned to profitability, it will continue to work to comply with all such requirements in the future.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing by the OTS. Effective July 21, 2011, the OCC and the Federal Reserve Board succeeded to all powers, authorities, rights, and duties of the OTS relating to the enforcement of the Bank and Company Orders, respectively, as a result of the regulatory transition under the Dodd-Frank Act.

Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At June 30, 2011, the Bank was not allowed to make any capital distributions without regulatory approval.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

At June 30, 2011 and 2010, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Required Under Regulatory Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total Capital to risk weighted assets	$76,475	12.87%	$47,548	8.00%	$59,435	10.00%	$71,322	12.00%
Tier 1 (Core) Capital to risk weighted assets	68,928	11.60%	23,774	4.00%	35,661	6.00%	*	*
Tier 1 (Core) Capital to adjusted total assets	68,928	8.63%	31,958	4.00%	39,947	5.00%	63,916	8.00%
Tangible Capital to adjusted total assets	68,928	8.63%	11,984	1.50%	N/A	N/A	*	*

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Required Under Regulatory Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

2010
Total Capital to risk weighted assets	$82,935	12.83%	$51,709	8.00%	$64,636	10.00%	$77,563	12.00%
Tier 1 (Core) Capital to risk weighted assets	74,747	11.56%	25,854	4.00%	38,781	6.00%	*	*
Tier 1 (Core) Capital to adjusted total assets	74,747	8.63%	34,632	4.00%	43,290	5.00%	69,265	8.00%
Tangible Capital to adjusted total assets	74,747	8.63%	12,987	1.50%	N/A	N/A	*	*

*	Target levels for these categories are not specified within the Bank Order.

Until the Bank Order is terminated, the Bank cannot be classified as well capitalized under prompt corrective action provisions.

NOTE 14—RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2011 were as follows.

Beginning balance	$8,901,108
Effect of changes in the composition of the Board of Directors	—
New loans	1,653,478
Repayments	(4,790,494)

Ending balance	$5,764,092

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

Mr. Raymond J. Negrelli, a former director of the Company during fiscal 2011, is a 50% owner of Bay Properties Co., an Ohio general partnership. Bay Properties Co. is a 50% owner and general partner of Park View Plaza, Ltd. (“PVP”), an Ohio limited partnership formed to develop and operate a 10,000 square foot retail plaza located in Cleveland, Ohio. PVFSC, a wholly owned subsidiary of the Company, is a 25% owner and limited partner of PVP. The Bank maintains a branch office in the retail plaza owned and operated by PVP, and during the year ended June 30, 2011, the Bank paid a total of $69,400 in rent and operating cost reimbursements to PVP. For the fiscal year ending June 30, 2012, The Company estimates that it will pay a total of $69,400 in rent and operating cost reimbursements to PVP. Bay Properties Co. is also a 50% owner of Park View Center, LLC (“PVC”), an Ohio limited liability company formed to develop and operate an 8,200 square foot office building located in Mayfield Heights, Ohio. The Bank is a tenant of the office building and leases a 3,000 square foot unit with an automated teller machine in the office building owned and operated by PVC. During the year ended June 30, 2011, the Bank paid a total of $87,200 in rent and operating cost reimbursement to PVC. For the fiscal year ending June 30, 2012, the Bank will pay a total of $87,200 in rent and operating cost reimbursements to PVC. Bay Properties Co. is also a 50% owner of Avon Limited, LLC, an Ohio limited liability company formed to develop and operate a 3,375 square foot office building located in Avon, Ohio. The Bank is a tenant of the office building and leases the office building owned and operated by Avon Limited, LLC. During the year ended June 30, 2011, The Bank paid a total of $76,700 in rent and operating cost reimbursement to Avon Limited, LLC. For the fiscal year ending June 30, 2012, The Company estimates that it will pay a total of $76,700 in rent and operating cost reimbursements to Avon Limited, LLC.

The business relationships between the Company and its directors and directors’ affiliated companies that were considered by the Board of Directors were: (i) current director Mr. Calabrese’s position as the managing partner of Calabrese, Racek and Markos, Inc., a firm that performs appraisals on properties securing loans made by the Bank, and CRM Construction Services, Inc., a firm that provides asset positioning services for the Bank relative to Bank-owned real estate and other assets; and (ii) current director Mr. Fedeli’s position as President and Chief Executive Officer of the Fedeli Group, which acts as the Bank’s agent in connection with its purchase of certain insurance coverage.

NOTE 15—STOCK-BASED COMPENSATION

The 2010 Equity Incentive Plan (the “2010 Plan”) replaces the 2008 Equity Incentive Plan and all remaining available shares from the 2008 Equity Incentive Plan will be available for distribution under the 2010 Plan. Generally, the Company can issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based compensation under the 2010 Plan; however, as detailed in Note 13—Regulatory Matters, the Company currently cannot issue awards under the 2010 Plan without receiving prior approval from its regulator. Such approval was obtained for awards granted during fiscal 2011. Generally, for incentive stock options, a percentage of the options awarded become exercisable on the date of grant and on each anniversary date of grant. The option period expires ten years from the date of grant, except for awards to individuals who own more than 10% of the Company’s outstanding stock. Awards to these individuals expire after five years from the date of grant and are exercisable at 110% of the market price at the date of grant.

Previously, nonqualified stock options have been granted to directors, which vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

For the years ended June 30, 2011, 2010, and 2009, compensation expense of $117,203, $113,432, and $222,123, respectively, was recognized in the income statement related to the vesting of awards.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

As of June 30, 2011, there was $263,157 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 1.9 years.

The aggregate intrinsic value of all options outstanding at June 30, 2011 was $5,550. The aggregate intrinsic value of all options that were exercisable at June 30, 2011 was $0. The Company has not issued any stock option awards to directors of the Company since the institution of the regulatory orders detailed in Note 13—Regulatory Matters.

Options outstanding at June 30, 2011 were as follows:

	Outstanding		Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.79 to $4.42	400,000	8.77	204,670	2.40
$6.75 to $7.76	18,006	0.38	18,006	7.13
$8.32 to $13.64	195,332	3.48	164,999	10.74

Total	613,338	6.84	387,675	6.17

A summary of stock-based compensation activity is as follows:

	2011 Total options outstanding
	Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	480,151	$6.92
Forfeited	(34,820)	10.73
Expired	(54,493)	5.95
Exercised	—	—
Granted	222,500	1.81

Options outstanding, end of year	613,338	$5.07

Options exercisable, end of year	387,675	$6.17

The weighted-average remaining contractual life of options outstanding as of June 30, 2011 was 6.8 years. The weighted-average remaining contractual life of vested options outstanding as of June 30, 2011 was 5.9 years.

No options were exercised in the twelve-month periods ended June 30, 2011 and 2010, respectively.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

The fair value for stock options granted to executive officers and certain other employees was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

	2011	2010	2009
Expected weighted average risk-free interest rate	3.32%	3.40%	3.78%
Expected weighted average life (in years)	6.00	10.00	9.42
Expected volatility	34.00%	34.00%	28.61%
Expected dividend yield	0.00%	0.00%	0.00%

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

There were 267,500 shares of restricted stock issued to executive officers and certain other employees with a weighted average fair value of $1.87 per share at June 30, 2011. The total fair value of restricted stock issued at June 30, 2011 was $500,425. As of June 30, 2011, there was $410,185 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period of time over which this expense is to be recognized is 4.1 years at June 30, 2011.

A summary of changes in the Company’s restricted stock for the twelve months ended June 30, 2011 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2010	240,000	$451,200
Granted	27,500	49,225
Vested	(48,000)	(90,240)
Forfeited	—	—

Nonvested at June 30, 2011	219,500	$410,185

There were 2,566,000 shares available for future issuance under the existing stock plan at June 30, 2011.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

NOTE 16—EARNINGS (LOSS) PER SHARE

The following table discloses earnings (loss) per share for the years ended June 30, 2011, 2010 and 2009, respectively:

	2011
	Net Income (Loss)	Shares	Per Share Amount
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$(9,691,120)	25,656,081	$(0.38)
Effect of dilutive securities—stock options and warrants	—	—	—

Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$(9,691,120)	25,656,081	$(0.38)

	2010
	Net Income (Loss)	Shares	Per Share Amount
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$1,440,857	12,581,706	$0.11
Effect of dilutive securities—stock options and warrants	—	149,203	—

Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$1,440,857	12,730,909	$0.11

	2009
	Net Income (Loss)	Shares	Per Share Amount
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$(20,115,629)	7,773,823	$(2.59)
Effect of dilutive securities—stock options and warrants	—	—	—

Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$(20,115,629)	7,773,823	$(2.59)

None of the options were dilutive for the fiscal year ended June 30, 2011 and 2009 since the Company was in a net loss position for the periods. There were 470,996 options not considered in the diluted earnings per share calculation for the year ended June 30, 210 because they were not dilutive as the exercise price is higher that the average stock price.

Also included for consideration in the diluted earnings per share calculation for the year ended June 30, 2011 were warrants to acquire shares of common stock issued as part of two separate exchanges more fully described in Note 8—Subordinated Debt. The warrants issued on September 3, 2009 include warrants to purchase 797,347 shares of common stock and are exercisable at any time before September 3, 2011 at a price of $1.75 per share. The warrants issued on March 16, 2010 include warrants to purchase 1,246,179 shares of common stock and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants were considered for potential dilution for the period ended June 30, 2011 because the exercise price of the

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

warrants, $1.75 per warrant, was less than the average market price of the Company’s common stock for the period; however, since the Company was in a net loss position for the period, the warrants were not dilutive.

NOTE 17—FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

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

Securities and mortgage-backed securities. The fair value of securities available for sale is determined by obtaining quoted market prices on nationally recognized securities exchanges, if available (Level 1 inputs). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities. The fair value of mortgage-backed securities is determined through matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Loans held for sale. The fair value of loans held for sale which consists of single-family residential loans is determined using quoted secondary market prices.

Mortgage banking pipeline derivatives. The fair value of loan commitments is measured using current market rates for the associated mortgage loans (Level 2 inputs). The fair value of mandatory forward sales contracts is measured using secondary market pricing (Level 2 inputs).

Impaired loans. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Real Estate Owned. Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data approach. Such adjustments are usually significant and typically result in a level 3 classification of the inputs for determining fair value.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

Loan Servicing Rights. Fair Value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and 2010 are summarized below:

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:	$8,946,674		$8,946,674
FHLB structured note	2,994,000	$—	2,994,000	$—
FNMA structured note	5,952,674	—	5,952,674	—
Loans held-for-sale	9,392,389	—	9,392,389	—
Mortgage-backed securities available for sale:
FHLMC mortgage-backed securities	4,972,121	—	4,972,121	—
Interest rate-lock commitments	231,031	—	231,031	—
Mandatory forward sales contracts	53,908	—	53,908	—

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:	$20,149,149		$20,149,149
FHLMC structured note	10,081,325	$—	10,081,325	$—
FNMA structured note	10,067,824	—	10,067,824	—
Loans held-for-sale	8,717,592	—	8,717,592	—
Mortgage-backed securities available for sale:
FNMA mortgage-backed securities	24,356,307	—	24,356,307	—
FHLMC mortgage-backed securities	19,466,023	—	19,466,023	—
GNMA mortgage-backed securities	3,323,548	—	3,323,548	—
Interest rate-lock commitments	1,022,888	—	1,022,888	—
Liabilities:
Mandatory forward sales contracts	(299,000)	—	(299,000)	—

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

Assets measured at fair value on a nonrecurring basis at June 30, 2011 and 2010 are summarized below:

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$4,968,626	$—	$—	$4,968,626
1-4 Family Construction	2,065,259	—	—	2,065,259
Multi-Family	250,932	—	—	250,932
Commercial Real Estate	9,650,827	—	—	9,650,827
Commercial Non-Real Estate	871,885			871,885
Land	7,757,380	—	—	7,757,380
Real estate owned
1-4 Family	411,518	—	—	411,518
Commercial Real Estate	763,033	—	—	763,033
Land	2,558,795	—	—	2,558,795
Impaired mortgage servicing rights	6,487,574	—	—	6,487,574

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$22,198,789	$—	$—	$22,198,789
Real estate owned	5,700,752	—	—	5,700,752

Impaired loans, that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $38.6 million with a specific valuation allowance of $13.0 million at June 30, 2011. At June 30, 2010 impaired loans had a principal balance of $32.5 million with a specific valuation allowance of $10.3 million. The provision for loan losses related to changes in the fair value of impaired loans was $13.5 million and $13.1 million during 2011 and 2010, respectively.

Tranches of mortgage servicing rights carried at fair value had a carrying amount of $6.8 million with a valuation allowance of $0.3 million at June 30, 2011. During the year ended June 30, 2011, the Bank recognized an impairment charge of $0.3 million. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Real estate owned which is maintained at fair value less costs to sell, had a net carrying amount of $7,972,753, after direct write-downs of $1,303,154 for the year ended June 30, 2011. At June 30, 2010 real estate owned had a carrying amount of $8,173,741 after direct write-downs of $1,957,286.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

The carrying amount and estimated fair values of financial instruments at June 30, 2011 and 2010, respectively, were as follows:

	June 30, 2011		June 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and amounts due from financial institutions	$19,138	$19,138	$18,284	$18,284
Interest-bearing deposits	130,153	130,153	111,759	111,759
Securities available for sale	8,947	8,947	20,149	20,149
Mortgage-backed securities available for sale	4,972	4,972	47,146	47,146
Loans receivable, net	547,282	551,858	587,406	606,083
Loans receivable held for sale, net	9,392	9,392	8,718	8,718
Federal Home Loan Bank stock	12,811	NA	12,811	NA
Accrued interest receivable	2,204	2,204	2,715	2,715
Commitments to make loans intended to be sold	231	231	1,023	1,023
Mandatory forward sales contracts	54	54	—	—

Liabilities:
Demand deposits and passbook savings	(232,537)	(232,537)	(196,807)	(196,807)
Time deposits	(420,035)	(425,844)	(470,740)	(479,680)
Notes payable	(1,153)	(1,153)	(1,259)	(1,259)
Advances from the Federal Home Loan Bank of Cincinnati	(35,000)	(37,189)	(35,000)	(37,203)
Repurchase agreement	—	—	(50,000)	(51,468)
Mandatory forward sale contract	—	—	(299)	(299)
Accrued interest payable	(119)	(119)	(380)	(380)

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

The Company used the following methods and assumptions to estimate fair value for items not described above:

Cash and amounts due from financial institutions, interest-bearing deposits, and federal funds sold. The carrying amount is a reasonable estimate of fair value because of the short maturity of these instruments.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

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

Federal Home Loan Bank Advances:. The fair value of the Bank’s FHLB debt is estimated based on the current rates offered to the Bank for debt of the same remaining maturities.

NOTE 18—PARENT COMPANY

The following are condensed statements of financial condition as of June 30, 2011 and 2010 and related condensed statements of operations and cash flows for the years ended June 30, 2011, 2010 and 2009 for the parent company.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2011	2010
Cash and amounts due from depository institutions	$2,940,911	$8,426,055
Prepaid expenses and other assets	2,782,936	3,470,699
Investment in Bank subsidiary	68,031,126	76,402,769
Investment in non-Bank subsidiaries	5,171,655	4,506,907

Total assets	$78,926,628	$92,806,430

Accrued expenses and other liabilities	$7,644,647	$9,563,405
Subordinated debentures	—	—
Stockholders’ equity	71,281,981	83,243,025

Total liabilities and stockholders’ equity	$78,926,628	$92,806,430

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009
Income:
Mortgage banking activities	$—	$5,468	$13,521
Gain on cancellation of subordinated debt	—	17,627,438	—
Dividends from Bank subsidiary	—	—	—
Interest income	—	—	10

	—	17,632,906	13,531

Expenses:
Interest expense	—	574,499	1,259,025
General and administrative	385,073	656,058	502,133

	385,073	1,230,557	1,761,158

Income (loss) before federal income taxes and equity in undistributed net income of subsidiaries	(385,073)	16,402,349	(1,747,627)
Federal income tax benefit (expense)	130,924	(5,576,799)	594,193

Income (loss) before equity in undistributed net income of subsidiaries	(254,149)	10,825,550	(1,153,434)
Equity in undistributed net income (loss) of subsidiaries	(9,436,971)	(9,384,693)	(18,962,195)

Net income (loss)	$(9,691,120)	$1,440,857	$(20,115,629)

CONDENSED STATEMENTS OF CASH FLOWS

	2011	2010	2009
Operating activities:
Net income (loss)	$(9,691,120)	$1,440,857	$(20,115,629)
Equity in undistributed net loss (income) of subsidiaries	9,436,971	9,384,694	18,962,195
Gain on cancellation of subordinated debt	—	(17,627,438)	—
Other, net	(128,778)	6,712,933	214,611

Net cash from (used in) operating activities	(382,927)	(88,954)	(938,823)

Investing activities:
Advance to subsidiary	(1,102,217)	1,426,000	1,050,000
Investment in subsidiary	(4,000,000)	(20,000,000)	—

Net decrease in cash from investing activities	(5,102,217)	(18,574,000)	1,050,000

Financing activities:
Payment in exchange for cancellation of subordinated debt	—	(900,000)	—
Proceeds from common stock issuance	—	27,964,061	—
Proceeds and income tax benefit from exercise of stock options	—	—	—
Stock purchased and retired	—	—	—
Dividends paid	—	—	(97,173)
Purchase of treasury stock	—	—	—

Net cash from (used in) financing activities	—	27,064,061	(97,173)

Net increase (decrease) in cash and cash equivalents	(5,485,144)	8,401,107	14,004
Cash and cash equivalents at beginning of year	8,426,055	24,948	10,944

Cash and cash equivalents at end of year	$2,940,911	$8,426,055	$24,948

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

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

The total of the Company’s matching and profit sharing contribution cost related to the plan for the years ended June 30, 2011, 2010 and 2009 was $0, $0 and $106,399, respectively.

Supplemental Executive Retirement Plan: During fiscal year 2000 the Company established a Supplemental Executive Retirement Plan (“SERP”) to provide additional retirement benefits to participating executive officers.

The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under PVF’s tax-qualified benefit plans pursuant to limitations under the Code. The SERP is subject to certain vesting provisions, and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement. Effective August 1, 2009, the Company stopped the accrual of benefits under the SERP. Benefits accrued to date were paid in fiscal 2011 pursuant to agreements reached between the Company and participating executives. For the years ended June 30, 2011, 2010, and 2009, the Company recognized expense under the SERP of $0, $12,289, and $437,626, respectively. The accrued SERP liability at June 30, 2011 and 2010 included in accrued expenses and other liabilities totaled $0 and $773,319, respectively.

The Company entered into a Letter Agreement with Mr. Male, former Chief Executive Officer and director, (the “Male Agreement”), dated July 27, 2009, certain terms of which were subject to OTS approval. The Male Agreement entitled Mr. Male to receive an early retirement benefit under the SERP in the amount of $1,471,731, which was paid in accordance with Section 409A of the Code in 2010. Under the Male Agreement, The Bank will continue to provide health insurance coverage to Mr. Male on the same terms as coverage previously made available to Mr. Male until he becomes eligible for Medicare coverage. The Male Agreement provides that Mr. Male will be retained as a consultant to the Bank for a 12-month period following OTS approval and during such period may not compete within 25 miles of the Company’s headquarters; Mr. Male was to be paid $8,333 per month for his consulting services. Payments on the consulting agreement have been suspended pursuant to Company and Bank Orders.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2011, 2010 and 2009

NOTE 20—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2011	2010	2009
Unrealized holding gains (losses) on available for sale securities	$(1,321,139)	$1,895,805	$(646,806)
Reclassification adjustment for losses (gains) realized in income	(1,232,112)	(23,871)	1,283,991
Tax effect of holding gains and losses on available for sale securities	(868,105)	636,460	216,643
Tax effect of deferred tax asset valuation allowance	868,105	—

Other comprehensive income (loss)	(2,553,251)	1,235,474	420,542
Net income (loss)	(9,691,120)	1,440,857	(20,115,629)

Total comprehensive income (loss)	$(12,244,371)	$2,676,331	$(19,695,087)

NOTE 21—COMMON STOCK ISSUANCE

On March 26, 2010, the Company completed a rights offering and an offering to a standby investor. Shareholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, the Company raised proceeds of $27,964,015, net of issuance costs. Subsequent to the offering, the Company contributed approximately $20.0 million of the proceeds to the capital of the Bank to improve its regulatory capital position. During the quarter ended December 31, 2010, the Company contributed an additional $4.0 million to the capital of the Bank. At June 30, 2011, the Bank’s Tier 1 (core) capital ratio was 8.63% and its total risk-based capital ratio was 12.87% which exceeds the requirements of the Bank Order. However, until the Bank Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

PVF maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the PVF’s management, including the Company’s principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, PVF carried out an evaluation, with the participation of management, including its principal executive officer and principal accounting officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PVF disclosure controls and procedures were effective as of June 30, 2011 in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with U.S. generally accepted accounting principals. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting, management assessed PVF’s system of internal control over financial reporting as of June 30, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

With the supervision and participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of PVF’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that PVF Capital Corp. maintained effective internal control over financial reporting as of June 30, 2011.

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

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of Regulation S-K concerning the directors of PVF and the nominees for re-election as directors of PVF at the Annual Meeting of Shareholders to be held on October 26, 2011 (the “2011 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal 1—Election of Directors” in PVF’s definitive proxy statement relating to the 2011 Annual Meeting to be filed with the Commission (“PVF’s 2011 proxy statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of PVF is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in PVF’s 2011 proxy statement.

Code of Ethics

PVF has adopted a Code of Ethics that applies to the Company’s directors, officers and employees.

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders of PVF may recommend nominees to Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance—Committees of the Board of Directors—Nominating Committee Procedures” in PVF’s 2011 proxy statement. These procedures have not materially changed from those described PVF’s definitive proxy materials for the 2010 Annual Meeting of Shareholders.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance—Committees of the Board of Directors—Audit Committee” in PVF’s 2011 proxy statement.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Executive Compensation” and “Director Compensation” in PVF’s 2011 proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in PVF’s 2011 proxy statement.

The following table sets forth certain information with respect PVF’s equity compensation plans as of June 30, 2011:

	(a) Number of securities to be issued upon exercise of outstanding options (1)	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	387,675	$6.17	2,556,000
Equity compensation plans not approved by security holders	—	—	—

Total	387,675	$6.17	2,556,000

(1)

Adjusted for a 10% share dividend paid on the common shares on September 1, 1997, a 50% dividend paid on the common shares on August 17, 1998, a 10% share dividend paid on the common shares on September 7, 1999, a 10% share dividend paid on the common shares on September 1, 2000, a 10% share dividend paid on the common shares on August 31, 2001, a 10% share dividend paid on the common shares on August 30, 2002, a 10% dividend paid on the common shares on August 29, 2003, a 10% dividend paid on the common shares on August 31, 2004 and a 10% dividend paid on the common shares on August 31, 2005.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in PVF’s 2011 proxy statement.

Corporate Governance

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance—The Board of Directors—Independence” in PVF’s 2011 proxy statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Fees Paid to Independent Registered Public Accounting Firm” and “Pre-Approval of Services by the Independent Registered Public Accounting Firm” in PVF’s 2011 proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements appear in Part II of this Annual Report:

(a)	Consolidated Statements of Financial Condition, at June 30, 2011 and 2010;

(b)	Consolidated Statements of Operations for the Years Ended June 30, 2011, 2010 and 2009;

(c)	Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2011, 2010 and 2009;

(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2011, 2010 and 2009;

(e)	Notes to Consolidated Financial Statements;

(f)	Report of Independent Registered Public Accounting Firm.

(a)(2)	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description

3.1

First Amended and Restated Articles of Incorporation, as amended (incorporated by reference from PVF’s Registration Statement on Form S-1/A filed with the Commission on February 10, 2010 (Commission File No. 333-163037)).

3.2

Second Amended and Restated Code of Regulations of PVF Capital Corp. (incorporated by reference from PVF’s Current Report on Form 8-K filed with the Commission on February 6, 2008 (Commission File No. 0-24948)).

4.1

Specimen of Common Stock Certificate (incorporated by reference from Exhibit 4 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Commission on September 25, 1996 (Commission File No. 0-24948)).

4.2

Indenture between PVF Capital Corp. and LaSalle Bank National Association, dated July 6, 2006 (incorporated by reference from Exhibit 4.2 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

4.3

Form of Junior Subordinated Debt Security due 2036 (incorporated by reference from Exhibit A to Exhibit 4.2 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

4.4

Form of Common Stock A Warrant issued to each of Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington (incorporated by reference from Exhibit 4.2 to the PVF’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the Commission on May 14, 2010 (Commission File No. 0-24948)).

No.	Description

4.5

Form of Common Stock B Warrant issued to each of Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington Jr. and Richard R. Hollington, III (incorporated by reference from Exhibit 4.3 to the PVF’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the Commission on May 14, 2010 (Commission File No. 0-24948)).

4.6

Form of Common Stock Warrant issued to Alesco Preferred Funding IV, Ltd. (incorporated by reference from Exhibit 4.1 to the PVF’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the Commission on November 09, 2010 (Commission File No. 0-24948)).

4.7

Form of Common Stock Warrant issued to Alesco Preferred Funding IV, Ltd. (incorporated by reference from Exhibit 4.2 to the PVF’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the Commission on November 09, 2010 (Commission File No. 0-24948)).

10.1*

Park View Federal Savings Bank Conversion Stock Option Plan (incorporated by reference from Exhibit 10.1 to PVF C’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Commission on September 15, 1996 (Commission File No. 0-24948)).

10.2*

PVF Capital Corp. 1996 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.2 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Commission on September 15, 1996 (Commission File No. 0-24948)).

10.3*

PVF Capital Corp. 2000 Incentive Stock Option Plan and Deferred Compensation Plan (incorporated by reference from Exhibit 10.5 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Commission on September 29, 2003 (Commission File No. 0-24948)).

10.4*

Park View Federal Savings Bank Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference from Exhibit 10.4 to PVF’s Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Commission on September 13, 2006 (Commission File No. 0-24948).

10.5*

Management Incentive Compensation Plan (incorporated by reference from Exhibit 10.6 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Commission on September 13, 2007 (Commission File No. 0-24948)).

10.6

Agreement by and between PVF Capital Corp., Park View Federal Savings Bank, Steven A. Calabrese, CCAG Limited Partnership and Steven A. Calabrese Profit Sharing Trust, dated September 30, 2008 (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed on October 6, 2008 (Commission File No. 0-24948)).

10.7

Agreement by and between PVF Capital Corp., Park View Federal Savings Bank, Richard M. Osborne and Richard M. Osborne Trust, dated September 30, 2008 (incorporated by reference from Exhibit 10.2 to PVF Capital Corp.’s Current Report on Form 8-K filed on October 6, 2008 (Commission File No. 0-24948)).

10.8*

PVF Capital Corp. 2008 Equity Incentive Plan (incorporated by reference from Appendix A to PVF Capital Corp.’s Definitive Proxy Statement filed with the Commission on October 17, 2008 (Commission File No. 0-24948)).

10.9*

Amended and Restated Severance Agreement by and between PVF Capital Corp., Park View Federal Savings Bank and Jeffrey N. Male (incorporated by reference from Exhibit 10.2 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the Commission on February 17, 2009 (Commission File No. 0-24948)).

No.	Description

10.10*

Amended and Restated Severance Agreement by and between PVF Capital Corp., Park View Savings Bank and Edward B. Debevec (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the Commission on February 17, 2009 (Commission File No. 0-24948)).

10.11*

Agreement among PVF Capital Corp., Park View Federal Savings Bank and Marty Adams Consulting LLC, dated February 26, 2009 (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed with the Commission on March 4, 2009 (Commission File No. 0-24948)).

10.12

Guarantee Agreement between PVF Capital Corp., PVF Capital Trust II and LaSalle Bank National Association, dated July 6, 2006 (incorporated by reference from Exhibit 10.1 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

10.13*

Letter Agreement between PVF Capital Corp. and John R. Male, dated July 27, 2009 (incorporated by reference from Exhibit 10.10 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

10.14

Stipulation and Consent to the Issuance of an Order to Cease and Desist between Park View Federal Savings Bank and the Office of Thrift Supervision (incorporated by reference to Exhibit 10.1 to PVF’s Current Report on Form 8-K filed with the Commission on October 23, 2009 (Commission File No. 0-24948)).

10.15

Order to Cease and Desist issued by the Office of Thrift Supervision for Park View Federal Savings Bank (incorporated by reference to Exhibit 10.2 to PVF’s Current Report on Form 8-K filed with the Commission on October 23, 2009 (Commission File No. 0-24948)).

10.16

Stipulation and Consent to the Issuance of an Order to Cease and Desist between PVF Capital Corp. and the Office of Thrift Supervision (incorporated by reference to Exhibit 10.3 to PVF’s Current Report on Form 8-K filed with the Commission on October 23, 2009 (Commission File No. 0-24948)).

10.17

Order to Cease and Desist issued by the Office of Thrift Supervision for PVF Capital Corp. (incorporated by reference to Exhibit 10.4 to PVF’s Current Report on Form 8-K filed with the Commission on October 23, 2009 (Commission File No. 0-24948)).

10.18

Exchange Agreement between PVF Capital Corp., Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington Jr. and Richard R. Hollington, III, dated October 9, 2009 (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 9, 2009 (Commission File No. 0-24948).

10.19

Letter Agreement between PVF Capital Corp. and Thomas J. Smith, dated November 24, 2009 (incorporated by reference from Exhibit 10.6 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the Commission on January 29, 2010 (Commission File No. 0-24948)).

10.20

Agency Agreement between PVF Capital Corp. and Stifel Nicolaus & Company, Incorporated, dated February 17, 2010 (incorporated by reference from Exhibit 1.1 to PVF’s Current Report on Form 8-K filed with the Commission on February 23, 2010 (Commission File No. 0-24948)).

10.21

Standby Purchase Agreement by and among PVF Capital Corp. and Short Vincent Partners II, L.P., dated February 17, 2010 (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed with the Commission on February 23, 2010 (Commission File No. 0-24948)).

10.22*

PVF Capital Corp. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed with the Commission on November 24, 2010 (Commission File No. 0-24948)).

No.	Description

10.23*

PVF Capital Corp. Form of Restricted Stock Award (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Commission on May 16, 2011 (Commission File No. 0-24948).

10.24*

PVF Capital Corp. Form of Stock Option Award (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Commission on May 16, 2011 (Commission File No. 0-24948).

21	Subsidiaries of PVF Capital Corp. (filed herewith)

23	Consent of Crowe Horwath (filed herewith)

24	Power of Attorney (filed herewith).

31.1	Rule 13a-14(a)/Section 302 Certification of Robert J. King, Jr., President and Chief Executive Officer of PVF Capital Corp. (filed herewith).

31.2	Rule 13a-14(a)/Section 302 Certification of James H. Nicholson, Executive Vice President and Chief Financial Officer of PVF Capital Corp. (filed herewith).

32	Certifications of Robert J. King, Jr. and James H. Nicholson pursuant to 18 U.S.C. 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.

September 16, 2011	By:	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. King, Jr. Robert J. King, Jr. President and Chief Executive Officer (Principal Executive Officer)	September 16, 2011

/s/ James H. Nicholson James H. Nicholson Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 16, 2011

/s/ Edward B. Debevec Edward B. Debevec Treasurer (Principal Accounting Officer)	September 16, 2011

/s/ Mark D. Grossi* Mark D. Grossi Chairman of the Board	September 16, 2011

/s/ Marty E. Adams* Marty E. Adams Director	September 16, 2011

/s/ Steven A. Calabrese* Steven A. Calabrese Director	September 16, 2011

/s/ Frederick D. DiSanto* Frederick D. DiSanto Director	September 16, 2011

/s/ Umberto P. Fedeli* Umberto P. Fedeli Director	September 16, 2011

/s/ Richard R. Hollington, III* Richard R. Hollington, III Director	September 16, 2011

/s/ Stuart D. Neidus* Stuart D. Neidus Director	September 16, 2011

*

The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of PVF Capital Corp. pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

/s/ Robert J. King, Jr.
President and Chief Executive Officer