Form 10-Q
period 2011-09-30
PVF CAPITAL CORP
filed 2011-11-14
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	25,669,718
(Class)	(Outstanding at November 11, 2011)

PVF CAPITAL CORP.

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011	June 30, 2011

ASSETS
Cash and amounts due from depository institutions	$22,423,338	$19,138,325
Interest-bearing deposits	121,849,012	130,153,080
Federal funds sold	6,000,000	—

Total cash and cash equivalents	150,272,350	149,291,405
Securities available for sale	2,985,210	8,946,674
Mortgage-backed securities available for sale	4,820,249	4,972,121
Loans receivable held for sale, net	12,856,959	9,392,389
Loans receivable, net of allowance of $29,553,164 and $29,996,893, respectively	542,409,278	547,282,037
Office properties and equipment, net	7,526,063	7,556,764
Real estate owned, net	7,925,179	7,972,753
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank-owned life insurance	23,482,789	23,420,089
Prepaid expenses and other assets	14,924,253	15,409,502

Total assets	$780,013,430	$787,054,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Non-interest bearing deposits	$26,939,572	$28,947,373
Interest-bearing deposits	621,582,653	623,624,462

Total deposits	648,522,225	652,571,835
Note payable	1,126,111	1,152,778
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Advances from borrowers for taxes and insurance	7,507,090	11,212,923
Accrued expenses and other liabilities	17,286,740	15,835,317

Total liabilities	$709,442,166	$715,772,853

Stockholders' equity
Serial preferred stock, none issued	—	—
Common stock, $.01 par value, 65,000,000 shares authorized; 26,142,443 shares issued	261,424	261,424
Additional paid-in capital	100,604,722	100,543,717
Retained earnings (accumulated deficit)	(25,609,374)	(24,788,778)
Accumulated other comprehensive loss	(848,361)	(897,235)
Treasury stock at cost, 472,725 shares	(3,837,147)	(3,837,147)

Total stockholders' equity	70,571,264	71,281,981

Total liabilities and stockholders' equity	$780,013,430	$787,054,834

See Notes to the Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Interest and dividends income
Loans	$7,104,267	$8,132,310
Mortgage-backed securities	49,721	461,328
Federal Home Loan Bank stock dividends	127,760	143,730
Securities	24,217	95,403
Fed funds sold and interest-bearing deposits	92,498	20,326

Total interest and dividends income	7,398,463	8,853,097

Interest expense
Deposits	1,949,047	2,666,458
Long-term borrowings	272,440	911,069

Total interest expense	2,221,487	3,577,527

Net interest income	5,176,976	5,275,570
Provision for loan losses	1,500,000	2,800,000

Net interest income after provision for loan losses	3,676,976	2,475,570

Non-interest income
Service charges and other fees	178,818	172,466
Gain on sale of mortgage loans	1,827,435	3,747,992
Income (loss) from mortgage servicing fees	(817,270)	(1,333,697)
Gain on sale of SBA loans	221,218	—
Increase in cash surrender value of bank-owned life insurance	62,699	75,367
Gain (loss) on real estate owned	140,112	(165,576)
Provision for real estate owned losses	(69,400)	(246,000)
Other, net	127,507	238,203

Total non-interest income	1,671,119	2,488,755

Non-interest expense
Compensation and benefits	2,894,698	2,435,991
Office occupancy and equipment	598,910	706,973
FDIC Insurance	428,699	606,277
Professional and legal	115,000	119,903
Outside services	495,667	417,283
Maintenance contracts	196,334	133,542
Franchise tax	225,428	181,524
Real estate owned and collection expense	613,859	736,565
Other	625,275	589,873

Total non-interest expense	6,193,870	5,927,931

Income (loss) before federal income taxes	(845,775)	(963,606)
Federal income tax provision (benefit)	(25,178)	(345,192)

Net income (loss)	$(820,597)	$(618,414)

Basic earnings (loss) per share	$(0.03)	$(0.02)

Diluted earnings (loss) per share	$(0.03)	$(0.02)

Dividend declared per common share	$—	$—

See Notes to the Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$(820,597)	$(618,414)
Adjustments to reconcile net income to net cash flow from operating activities
Amortization of premium on mortgage-backed securities	(8,940)	85,665
Depreciation and amortization	177,621	193,100
Provision for loan losses	1,500,000	2,800,000
Gain on the sale of loans receivable held for sale	(847,607)	(3,691,269)
Gain on the sale of SBA loans	(221,218)	—
Impairment of mortgage loan servicing rights	698,468	1,183,799
Provision for real estate owned losses	69,400	246,000
Accretion of deferred loan origination fees, net	(65,436)	(152,275)
(Gain) loss on disposal of real estate owned, net	(140,112)	165,576
Market adjustment for loans held for sale	(231,052)	(42,382)
Change in fair value of mortgage banking derivatives	(748,776)	864,761
Stock compensation	61,005	108,783
Change in accrued interest on securities, loans, and borrowings, net	58,103	(316,618)
Proceeds from loans receivable held for sale	44,937,267	106,092,368
Origination of loans receivable held for sale, net	(47,622,223)	(108,776,656)
Earnings on cash surrender value of bank-owned life insurance	(62,700)	(75,366)
Net change in other assets and other liabilities	2,423,964	(743,449)

Net cash from operating activities	(842,833)	(2,676,377)

Investing activities:
Loan repayments and originations, net	2,899,216	13,077,714
Principal repayments on mortgage-backed securities available for sale	246,328	4,566,227
Purchase of securities available for sale	(3,000,000)	(5,000,000)
Calls of securities available for sale	8,950,000	10,000,000
Additions to office properties and equipment, net	(146,920)	(64,295)
Proceeds from sale of real estate owned	657,264	1,142,583

Net cash from investing activities	9,605,888	23,722,229

Financing activities:
Net increase (decrease) in demand deposits, NOW, and passbook savings	(1,518,884)	2,888,902
Net increase (decrease) in time deposits	(2,530,726)	(25,800,441)
Repayment of note payable	(26,667)	(26,666)
Net increase (decrease) in advances from borrowers for taxes and insurance	(3,705,833)	2,555,529

Net cash from financing activities	(7,782,110)	(20,382,676)

Net increase in cash and cash equivalents	980,945	663,176
Cash and cash equivalents at beginning of period	149,291,405	130,042,946

Cash and cash equivalents at end of period	$150,272,350	$130,706,122

Supplemental disclosures of cash flow information:
Cash payments of interest	$2,221,594	$3,747,465
Supplemental noncash investing activity:
Transfer of loans to real estate owned	$538,978	$271,642

See Notes to the Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended

September 30, 2011 and 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

The accounting and reporting policies of PVF Capital Corp. (“the Company”) conform to U.S. generally accepted accounting principles and general (U.S. GAAP”) industry practice. The Company’s principal subsidiary, Park View Federal Savings Bank (“the Bank”) is principally engaged in the business of offering deposits through the issuance of savings accounts, money market accounts, and certificates of deposit and lending funds primarily for the purchase, construction, and improvement of real estate in Cuyahoga, Summit, Geauga, Lake, Medina, Lorain and Portage Counties, Ohio. The deposit accounts of the Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). The following is a description of the significant policies, which the Company follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, PVF Service Corporation (“PVFSC”), Mid Pines Land Company, PVF Holdings, Inc., PVF Mortgage Corp. and PVF Community Development Corp. PVFSC owns certain premises and leases them to the Bank. Mid Pines Land Company, PVF Holdings, Inc., PVF Mortgage Corp. and PVF Community Development Corp. did not have any significant assets or activity as of or for the periods presented. The Company also created PVF Capital Trust (“Trust I”) and PVF Capital Trust II (“Trust II”) for the sole purpose of issuing trust preferred securities. All significant intercompany transactions and balances are eliminated in consolidation.

PVFSC and the Bank have entered into various nonconsolidated joint ventures that own real estate, including properties leased to the Bank. The Bank has created a limited liability company, Crock, LLC that has taken title to property acquired through or in lieu of foreclosure.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The allowance for loan losses, valuation of mortgage servicing rights, fair value of mortgage banking derivatives, valuation of loans held for sale, fair value of securities, valuation of real estate owned, and the realizability of deferred tax assets and are particularly susceptible to change.

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

PART I — FINANCIAL INFORMATION

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

PART I — FINANCIAL INFORMATION

The portfolio segments include one-to-four family, one-to-four family construction, multi-family, commercial real estate, land, commercial and industrial, Small Business Administration (“SBA”), and consumer loans. One-to-four family, one-to-four family construction, and consumer loans rely on the historic cash flows of individual borrowers and on the real estate securing the loan. Multi-family, commercial real estate, land, SBA, and the commercial and industrial segments are comprised of loans with a reliance on historic cash flows of small business borrowers and of small scale investors, as well as of the underlying real estate projects or of land. The underwriting criteria across all segments consider the risk attributes associated with weak local economic conditions and a weak real estate market.

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

Since the Bank’s loans are primarily collateral dependent, measurement of impairment is based on the fair value of the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment and accordingly, they are not separately identified for impairment disclosure purposes. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the respective loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported net, at the fair value of collateral. For troubled debt restructurings that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

PART I — FINANCIAL INFORMATION

NOTE 2 — SECURITIES

As of September 30, and June 30, 2011, the amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC structured notes	$3,000,000	$—	$(14,790)	$2,985,210

Total	$3,000,000	$—	$(14,790)	$2,985,210

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC structured notes	$3,000,000	$—	$(6,000)	$2,994,000
FNMA structured notes	5,950,000	2,674	—	5,952,674

Total	$8,950,000	$2,674	$(6,000)	$8,946,674

The amortized cost and fair value of securities available-for-sale, by contractual maturity, are shown below:

	September 30, 2011
	Amortized Cost	Fair Value
One to five years	$3,000,000	$2,985,210

Total	$3,000,000	$2,985,210

	June 30, 2011
	Amortized Cost	Fair Value
Five to ten years	$8,950,000	$8,946,674

Total	$8,950,000	$8,946,674

The Federal Home Loan Mortgage Corporation (“FHLMC”) structured note held at September 30, 2011 is callable on March 29, 2012 and quarterly thereafter, has multiple coupon resets and matures on September 29, 2016. At September 30, 2011, gross unrealized losses have been in a loss position for less than 12 months. No impairment has been recognized since the investments are issued by U.S. government sponsored entities and are believed to be of high credit quality, with the decline in fair value largely due to changes in market interest rates.

PART I — FINANCIAL INFORMATION

The fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at September 30, and June 30, 2011 are summarized as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC mortgage-backed securities	$4,775,539	$44,710	$—	$4,820,249

Total	$4,775,539	$44,710	$—	$4,820,249

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC mortgage-backed securities	$5,012,927	$4,537	$(45,343)	$4,972,121

Total	$5,012,927	$4,537	$(45,343)	$4,972,121

These mortgage-backed securities are backed by residential mortgage loans and do not mature on a single maturity date.

There are no mortgage-backed securities with unrealized losses at September 30, 2011. At June 30, 2011 gross unrealized losses on mortgage-backed securities have been in a loss position for less than 12 months. All of the Company’s holdings of mortgage-backed securities were issued by U.S. government sponsored enterprises. Unrealized losses on mortgage-backed securities have not been recognized into income, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other than temporarily impaired at September 30, 2011.

PART I — FINANCIAL INFORMATION

NOTE 3 — LOANS RECEIVABLE

Loans receivable at September 30, and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
One-to-Four Family Loans:
1-4 Family Owner Occupied	$64,623,280	$65,501,675
1-4 Family Non-Owner Occupied	36,701,000	37,596,000
1-4 Family Second Mortgage	31,663,478	32,897,907
Home Equity Lines of Credit	65,884,803	71,947,078
Home Equity Investment Lines of Credit	7,708,460	8,031,953
One-to-Four Family Construction Loans:
1-4 Family Construction	756,868	1,135,786
1-4 Family Construction Models/Speculative	7,034,906	5,140,560
Multi-Family Loans:
Multi-Family	48,125,159	48,234,229
Multi-Family Second Mortgage	414,869	421,489
Multi-Family Construction	—	1,593,981
Commercial Real Estate Loans:
Commercial	175,349,543	183,921,525
Commercial Second Mortgage	6,883,781	8,187,212
Commercial Lines of Credit	14,646,787	17,020,580
Commercial Construction	3,636,148	4,236,607
Commercial and Industrial Loans	73,202,765	53,204,176
Land Loans:
Lot Loans	15,111,786	16,831,964
Acquisition and Development Loans	20,784,062	22,198,079
Consumer Loans	372,163	162,265

Total loans receivable	572,899,858	578,263,066

Net deferred loan origination fees	(937,417)	(984,136)
Allowance for loan losses	(29,553,164)	(29,996,893)

Total loans receivable, net	$542,409,277	$547,282,037

A summary of the changes in the allowance for loan losses for the three months ended September 30, 2011, and 2010, respectively, is as follows:

	September 30, 2011	September 30, 2010
Beginning balance	$29,996,893	$31,519,466
Provision for loan losses	1,500,000	2,800,000
Loans charged-off	(1,969,520)	(1,690,041)
Recoveries	25,791	—

Ending balance	$29,553,164	$32,629,425

PART I — FINANCIAL INFORMATION

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011:

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Beginning balance at June 30, 2011	$8,841,454	$1,266,740	$1,767,335	$8,458,943	$1,663,894	$7,891,305	$107,222	$29,996,893
Provision for loan losses	(511,394)	39,566	(360,444)	949,896	493,657	728,029	160,690	1,500,000
Charge-offs	(476,158)	(109,322)	(236,663)	(1,089,347)	(29,609)	(28,421)	—	(1,969,520)
Recoveries	4,765	—	—	19,271	1,755	—	—	25,791

Ending balance at September 30, 2011	$7,858,667	$1,196,984	$1,170,228	$8,338,763	$2,129,697	$8,590,913	$267,912	$29,553,164

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2011. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees, but excludes accrued interest receivable which is not considered to be material.

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$3,644,190	$862,554	$226,067	$1,684,539	$1,041,066	$6,101,719	$—	$13,560,135
Collectively evaluated for impairment	4,214,477	334,430	944,161	6,654,224	1,088,631	2,489,194	267,912	15,993,029

Total ending allowance balance	$7,858,667	$1,196,984	$1,170,228	$8,338,763	$2,129,697	$8,590,913	$267,912	$29,553,164

Loans
Loans individually evaluated for impairment	$20,925,658	$2,857,609	$673,628	$20,165,699	$5,830,177	$14,237,115	$—	$64,689,886
Loans collectively evaluated for impairment	185,317,342	4,921,416	47,786,975	180,022,462	67,252,808	21,599,998	371,554	507,272,555

Total ending loans balance	$206,243,000	$7,779,025	$48,460,603	$200,188,161	$73,082,985	$35,837,113	$371,554	$571,962,441

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

PART I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and the average recorded investment and interest income recognized by class for the three months ended September 30, 2011:

	September 30, 2011
	Unpaid Principal Balance (1)	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$6,101,095	$6,091,111	$—	$6,605,736	$47,473	$47,473
1-4 Family Non-Owner Occupied	2,845,537	2,840,881	—	1,998,029	7,295	7,295
1-4 Family Second Mortgage	1,517,563	1,515,080	—	1,279,294	107	107
Home Equity Lines of Credit	796,506	795,203	—	867,519	582	582
Home Equity Investment Lines of Credit	310,121	309,614	—	221,646	317	317
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	176,887	176,598	—	176,753	1,322	1,322
Multi-Family Loans:
Multi-Family	305,904	305,404	—	1,224,791	—	—
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	7,266,866	7,254,974	—	6,842,586	25,577	25,577
Commercial Second Mortgage	571,473	570,538	—	570,519	—	—
Commercial Lines of Credit	2,623,140	2,618,848	—	2,758,567	2,186	2,186
Commercial Construction	370,000	369,395	—	369,382	—	—
Commercial and Industrial Loans	2,559,945	2,555,755	—	2,057,142	—	—
Land Loans:
Lot Loans	1,344,192	1,341,993	—	1,153,055	807	807
Acquisition and Development Loans	109,818	109,638	—	274,431	—	—
Consumer Loans	—	—	—		—	—

Total with no related allowance recorded	$26,899,047	$26,855,032	$—	$26,399,450	$85,666	$85,666

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$1,631,018	$1,628,349	$405,552	$1,158,082	$719	$719
1-4 Family Non-Owner Occupied	4,625,921	4,618,352	1,924,308	4,747,990	3,565	3,565
1-4 Family Second Mortgage	457,261	456,513	224,653	361,465	—	—
Home Equity Lines of Credit	2,329,197	2,325,385	987,669	2,298,073	—	—
Home Equity Investment Lines of Credit	345,735	345,170	102,008	345,158	1,286	1,286
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	2,685,405	2,681,011	862,554	2,838,155	—	—
Multi-Family Loans:
Multi-Family	368,828	368,224	226,067	368,212	—	—
Multi-Family Second Mortgage	—	—	—	—	1,660	1,660
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	6,378,282	6,367,846	929,808	7,485,402	6,936	6,936
Commercial Second Mortgage	137,105	136,881	3,553	68,440	—	—
Commercial Lines of Credit	—	—	—	—	—	—
Commercial Construction	2,851,883	2,847,217	751,178	3,146,613	—	—
Commercial and Industrial Loans	3,279,788	3,274,422	1,041,066	2,456,243	2,920	2,920
Land Loans:
Lot Loans	3,202,019	3,196,779	1,291,302	3,084,307	6,742	6,742
Acquisition and Development Loans	9,604,420	9,588,705	4,810,417	9,826,391	24,176	24,176
Consumer Loans	—	—	—	—	—	—

Total with an allowance recorded	$37,896,862	$37,834,854	$13,560,135	$38,184,531	$48,004	$48,004

Total loans evaluated for impairment	$64,795,909	$64,689,886	$13,560,135	$64,583,981	$133,670	$133,670

(1)	There are $17.0 million of loans individually identified for impairment accruing interest.

PART I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

	June 30, 2011
	Balance (1)	Investment	Allocated
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$7,132,500	$7,120,361	$—
1-4 Family Non-Owner Occupied	1,157,145	1,155,176	—
1-4 Family Second Mortgage	1,045,287	1,043,508	—
Home Equity Lines of Credit	941,437	939,835	—
Home Equity Investment Lines of Credit	133,906	133,678	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Speculative	177,211	176,909	—
Multi-Family Loans:
Multi-Family	2,147,835	2,144,180	—
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	6,441,158	6,430,196	—
Commercial Second Mortgage	571,473	570,500	—
Commercial Lines of Credit	2,903,227	2,898,286	—
Commercial Construction	370,000	369,370	—
Commercial and Industrial Loans	1,561,184	1,558,527	—
Land Loans:
Lot Loans	965,760	964,116	—
Acquisition and Development Loans	439,972	439,224	—
Consumer Loans	—	—	—

Total with no related allowance recorded	$25,988,095	$25,943,866	$—

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$688,987	$687,815	$198,181
1-4 Family Non-Owner Occupied	4,885,942	4,877,627	2,024,076
1-4 Family Second Mortgage	266,872	266,418	266,872
Home Equity Lines of Credit	2,274,632	2,270,761	954,907
Home Equity Investment Lines of Credit	345,735	345,147	49,506
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Speculative	3,000,405	2,995,299	935,146
Multi-Family Loans:
Multi-Family	368,828	368,200	117,896
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	8,617,625	8,602,959	1,367,503
Commercial Second Mortgage	—	—	—
Commercial Lines of Credit	—	—	—
Commercial Construction	3,451,883	3,446,009	1,051,178
Commercial and Industrial Loans	1,640,858	1,638,065	768,973
Land Loans:
Lot Loans	2,976,902	2,971,835	867,189
Acquisition and Development Loans	10,081,233	10,064,076	4,433,565
Consumer Loans	—	—	—

Total with an allowance recorded	$38,599,902	$38,534,211	$13,034,992

Total loans evaluated for impairment	$64,587,997	$64,478,077	$13,034,992

(1)	There are $14.2 million of loans individually identified for impairment accruing interest.

PART I — FINANCIAL INFORMATION

The average recorded investment in impaired loans for the quarter ended September 30, 2010 amounted to $70,332,198. Interest recognized on impaired loans, while considered impaired in the period, was not material.

Past Due and Non-Accrued Loans

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, and June 30, 2011. Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	September 30, 2011		June 30, 2011
	Nonaccrual(1)	Loans Past Due Over 90 Days Still Accruing(2)	Nonaccrual(1)	Loans Past Due Over 90 Days Still Accruing
One-to-Four Family Loans:
1-4 Family Owner Occupied	$4,463,019	$—	$4,456,920	$—
1-4 Family Non-Owner Occupied	7,459,233	—	5,497,907	—
1-4 Family Second Mortgage	643,992	—	225,705	—
Home Equity Lines of Credit	3,120,588	—	3,061,315	—
Home Equity Investment Lines of Credit	654,783	—	478,825	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—
1-4 Family Construction Models/Speculative	2,332,107	—	2,646,740	—
Multi-Family Loans:
Multi-Family	368,224	—	2,204,456	—
Multi-Family Second Mortgage	—	—	—	—
Multi-Family Construction	—	—	—	—
Commercial Real Estate Loans:
Commercial	6,239,828	—	9,902,065	—
Commercial Second Mortgage	707,419	—	570,500	—
Commercial Lines of Credit	1,337,465	—	1,616,987	—
Commercial Construction	3,216,612	—	3,815,379	—
Commercial and Industrial Loans	3,129,144	—	1,522,402	—
Land Loans:
Lot Loans	4,363,103	—	3,758,906	—
Acquisition and Development Loans	9,698,342	159,723	10,503,299	—
Consumer Loans

Total	$47,733,859	$159,723	$50,261,406	$—

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.
(2)	At September 30, and June 30, 2011, the Company had balances of approximately $5.0 million and $2.3 million, respectively, in loans contractually past maturity but not considered past due as a result of their payment status being current.

PART I — FINANCIAL INFORMATION

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loan. Performing loans are accruing loans less than 90 days past due. Nonperforming loans are all loans not accruing. At September 30, 2011, the Company had a balance of approximately $5.0 million in loans that were contractually past maturity but were not considered past due as a result of the payment status being current.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Performing Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$378,878	$741,141	$—	$1,120,019	$58,934,502	$60,054,521
1-4 Family Non-Owner Occupied	256,665	153	—	256,818	28,924,896	29,181,714
1-4 Family Second Mortgage	179,441	82,488	—	261,929	30,705,746	30,967,675
Home Equity Lines of Credit	596,016	119,847	—	715,863	61,940,548	62,656,411
Home Equity Investment Lines of Credit	124,160	—	—	124,160	6,916,904	7,041,064
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	755,629	755,629
1-4 Family Construction Models/Speculative	—	449,264	—	449,264	4,242,025	4,691,289
Multi-Family Loans:
Multi-Family	—	—	—	—	47,678,189	47,678,189
Multi-Family Second Mortgage	—	—	—	—	414,190	414,190
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	542,527	—	—	542,527	168,280,269	168,822,796
Commercial Second Mortgage	—	—	—	—	6,165,098	6,165,098
Commercial Lines of Credit	1,470,466	1,397,343	—	2,867,809	10,417,548	13,285,357
Commercial Construction	—	—	—	—	413,587	413,587
Commercial and Industrial Loans	86,522	74,368	—	160,890	69,792,952	69,953,842
Land Loans:						—
Lot Loans	—	175,668	—	175,668	10,548,287	10,723,955
Acquisition and Development Loans	—	387,134	159,723	546,857	10,504,854	11,051,711
Consumer Loans	—			—	371,554	371,554

Total Performing Loans	$3,634,675	$3,427,406	$159,723	$7,221,804	$517,006,778	$524,228,582

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$90,904	$392,975	$3,379,758	$3,863,637	$599,382	$4,463,019
1-4 Family Non-Owner Occupied	—	229,207	6,468,775	6,697,982	761,251	7,459,233
1-4 Family Second Mortgage	—	42,544	601,448	643,992	—	643,992
Home Equity Lines of Credit	—	—	2,976,284	2,976,284	144,304	3,120,588
Home Equity Investment Lines of Credit	92,648	93,845	468,290	654,783	—	654,783
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	2,210,780	2,210,780	121,327	2,332,107
Multi-Family Loans:
Multi-Family	—	—	368,224	368,224	—	368,224
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	—	185,128	4,390,812	4,575,940	1,663,888	6,239,828
Commercial Second Mortgage	—	—	570,538	570,538	136,881	707,419
Commercial Lines of Credit	—	—	1,211,297	1,211,297	126,168	1,337,465
Commercial Construction	—	—	3,216,612	3,216,612	—	3,216,612
Commercial and Industrial Loans	—	—	1,198,542	1,198,542	1,930,602	3,129,144
Land Loans:
Lot Loans	—	34,464	4,191,129	4,225,593	137,510	4,363,103
Acquisition and Development Loans	—	—	7,643,862	7,643,862	2,054,480	9,698,342
Consumer Loans

Total Nonperforming Loans	183,552	978,163	38,896,351	40,058,066	7,675,793	47,733,859

Total Loans	$3,818,227	$4,405,569	$39,056,074	$47,279,870	$524,682,571	$571,962,441

PART I — FINANCIAL INFORMATION

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loan. Performing loans are accruing loans less than 90 days past due. Nonperforming loans are all loans not accruing. At June 30, 2011, the Company had a balance of approximately $2.3 million in loans that were contractually past maturity but were not considered past due as a result of the payment status being current.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Performing Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$542,399	$288,485	$—	$830,884	$60,102,395	$60,933,279
1-4 Family Non-Owner Occupied	1,435,901	491,638	—	1,927,539	30,106,570	32,034,109
1-4 Family Second Mortgage	223,182	492,543	—	715,725	31,900,488	32,616,213
Home Equity Lines of Credit	88,971	98,347	—	187,318	68,576,001	68,763,319
Home Equity Investment Lines of Credit	82,077	—	—	82,077	7,457,381	7,539,458
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	1,133,853	1,133,853
1-4 Family Construction Models/Speculative	—	525,467	—	525,467	1,959,604	2,485,071
Multi-Family Loans:
Multi-Family	—	—	—	—	45,947,684	45,947,684
Multi-Family Second Mortgage	—	—	—	—	420,772	420,772
Multi-Family Construction	—	—	—	—	1,591,268	1,591,268
Commercial Real Estate Loans:
Commercial	1,602,314	270,619	—	1,872,933	171,833,514	173,706,447
Commercial Second Mortgage	—	—	—	—	7,602,778	7,602,778
Commercial Lines of Credit	1,699,973	—	—	1,699,973	13,674,653	15,374,626
Commercial Construction	—	—	—	—	414,018	414,018
Commercial and Industrial Loans	422,568	—	—	422,568	51,168,658	51,591,226
Land Loans:
Lot Loans	1,160,748	135,812	—	1,296,560	11,747,852	13,044,412
Acquisition and Development Loans	658,166	159,713	—	817,879	10,839,123	11,657,002
Consumer Loans					161,989	161,989

Total Performing Loans	$7,916,299	$2,462,624	$—	$10,378,923	$516,638,601	$527,017,524

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$—	$93,565	$4,012,589	$4,106,154	$350,766	$4,456,920
1-4 Family Non-Owner Occupied	435,800	627,040	4,141,259	5,204,099	293,809	5,497,908
1-4 Family Second Mortgage	—	—	141,746	141,746	83,958	225,704
Home Equity Lines of Credit	—	195,424	2,721,596	2,917,020	144,295	3,061,315
Home Equity Investment Lines of Credit	—	—	386,183	386,183	92,642	478,825
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	2,525,098	2,525,098	121,642	2,646,740
Multi-Family Loans:
Multi-Family	—	—	2,204,456	2,204,456	—	2,204,456
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	708,806	1,043,705	7,311,487	9,063,998	838,067	9,902,065
Commercial Second Mortgage	—	—	570,500	570,500	—	570,500
Commercial Lines of Credit	—	—	1,489,641	1,489,641	127,346	1,616,987
Commercial Construction	—	—	3,815,379	3,815,379	—	3,815,379
Commercial and Industrial Loans	998,298	—	200,418	1,198,716	323,686	1,522,402
Land Loans:
Lot Loans	357,415	—	3,401,491	3,758,906	—	3,758,906
Acquisition and Development Loans		—	8,383,675	8,383,675	2,119,624	10,503,299
Consumer Loans

Total Nonperforming Loans	2,500,319	1,959,734	41,305,518	45,765,571	4,495,835	50,261,406

Total Loans	$10,416,618	$4,422,358	$41,305,518	$56,144,494	$521,134,436	$577,278,930

PART I — FINANCIAL INFORMATION

Troubled Debt Restructurings:

Included in loans individually impaired are loans with recorded investment of $14,883,948 and $15,883,869 for which the Company has allocated $738,491 and $443,705 of specific reserves to customers whose terms have been modified in troubled debt restructurings as of September 30, and June 30, 2011, respectively. Included in troubled debt restructurings above are $2,842,001 and $3,041,051 of restructured loans on nonaccrual at September 30, and June 30, 2011, respectively. The restructured loans, both performing and those on nonaccrual, are performing in accordance with their modified terms. There are no commitments to lend additional amounts at September 30, and June 30, 2011.

During the period ending September 30, 2011, the terms of certain loans to borrowers experiencing financial difficulty were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 12 months to 24 months. No maturity dates were extended in these modifications.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$295,362	$295,362
Commercial and industrial	1	44,149	44,149

Total	2	$339,511	$339,511

The troubled debt restructurings described above increased the allowance for loan losses by $36,395 and did not result in charge offs during the period ended September 30, 2011.

PART I — FINANCIAL INFORMATION

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ended September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
1-4 Family Non-Owner Occupied	13	$1,050,206	$1,050,206
Home Equity Lines of Credit	1	63,782	63,782

Total	14	$1,113,988	$1,113,988

For the purpose of this disclosure, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above did not result in increasing the allowance for loan losses or result in charge offs during the period ending September 30, 2011.

Credit Quality Indicators:

The Bank categorizes loans into risk strata based on relevant borrower information about the ability to service debt. This information includes a review of current financial information, historic payment experience, credit documentation, relevant public information and other factors, as determined by credit underwriting guidelines. Through its analysis of individual borrowers, the Bank classifies each loan as to credit risk. All loans considered non-homogeneous, specifically those that are deemed commercial and industrial or commercial real estate loans, are subject to review annually by the Bank, regardless of loan size. These loans are reviewed continually and changes to the risk rating, if necessary, occur on a quarterly basis. Loans that are considered homogeneous, or those which fall into the categories of one-to-four family loans or into consumer loans, are not individually rated annually. The payment performance of the homogeneous loans serves as the clear credit indicator of classification into the categories of pass-rated loans or into substandard, nonaccrual loans. Homogeneous loans that are less than 90 days past due are generally reported as pass-rated loans, unless related to a rated commercial and industrial or commercial real estate loan. Homogeneous loans which are greater than 90 days past due are placed on nonaccrual and rated substandard. Payment performance indicators are based on performance through September 30, 2011. The Bank uses the following definitions for adverse risk ratings:

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

PART I — FINANCIAL INFORMATION

Doubtful. Loans classified as doubtful have all of the inherent weaknesses of those loans classified as substandard with the added structural weakness rendering the collection in full highly unlikely. As such, this category is used sparingly by the Bank.

As of September 30, 2011, and based on the most recent analysis performed by the Company, the risk category of loans by class of loans is as follows:

	Pass(1)	Special Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$58,881,834	$—	$5,635,706	$—	$64,517,540
1-4 Family Non-Owner Occupied	28,369,863	1,296,196	6,974,888	—	36,640,947
1-4 Family Second Mortgage	30,303,406	458,252	850,009	—	31,611,667
Home Equity Lines of Credit	62,229,397	421,899	3,125,703	—	65,776,999
Home Equity Investment Lines of Credit	6,591,310	403,494	701,043	—	7,695,847
One-to-Four Family Construction Loans:
1-4 Family Construction	755,629	—	—	—	755,629
1-4 Family Construction Models/Speculative	3,911,103	250,000	2,862,293	—	7,023,396
Multi-Family Loans:
Multi-Family	46,177,364	1,163,146	705,903	—	48,046,413
Multi-Family Second Mortgage	414,190	—	—	—	414,190
Multi-Family Construction	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	157,387,159	6,803,287	10,872,177	—	175,062,623
Commercial Second Mortgage	6,163,939	—	708,578	—	6,872,517
Commercial Lines of Credit	9,124,339	467,173	5,031,310	—	14,622,822
Commercial Construction	408,316	—	3,221,883	—	3,630,199
Commercial and Industrial Loans	65,490,808	2,583,528	5,008,649	—	73,082,985
Land Loans:
Lot Loans	10,499,374	41,473	4,546,211	—	15,087,058
Acquisition and Development Loans	7,969,376	2,133,251	10,647,428	—	20,750,055
Consumer Loans	371,554	—	—	—	371,554

Total	$495,048,961	$16,021,699	$60,891,781	$—	$571,962,441

(1)	There are $8.2 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

PART I — FINANCIAL INFORMATION

As of June 30, 2011, and based on the most recent analysis performed by the Company, the risk category of loans by class of loans is as follows:

	Pass(1)	Special Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$59,361,176	$949,387	$5,079,636	$—	$65,390,199
1-4 Family Non-Owner Occupied	31,216,191	78,019	6,237,807	—	37,532,017
1-4 Family Second Mortgage	31,936,613	458,096	447,208	—	32,841,917
Home Equity Lines of Credit	68,342,138	421,182	3,061,314	—	71,824,634
Home Equity Investment Lines of Credit	7,099,224	395,066	523,993	—	8,018,283
One-to-Four Family Construction Loans:
1-4 Family Construction	1,133,853	—	—	—	1,133,853
1-4 Family Construction Models/Speculative	1,684,267	249,575	3,197,969	—	5,131,811
Multi-Family Loans:
Multi-Family	44,436,625	1,511,059	2,204,456	—	48,152,140
Multi-Family Second Mortgage	420,772	—	—	—	420,772
Multi-Family Construction	1,591,268	—	—	—	1,591,268
Commercial Real Estate Loans:
Commercial	160,341,045	7,150,951	16,116,516	—	183,608,512
Commercial Second Mortgage	7,602,778	—	570,500	—	8,173,278
Commercial Lines of Credit	12,683,879	402,588	3,905,146	—	16,991,613
Commercial Construction	414,018	—	3,815,379	—	4,229,397
Commercial and Industrial Loans	47,909,261	2,634,968	2,569,399	—	53,113,628
Land Loans:
Lot Loans	17,366,990	42,077	4,751,234	—	22,160,301
Acquisition and Development Loans	3,238,797	2,129,619	11,434,902	—	16,803,318
Consumer Loans	161,989	—	—	—	161,989

Total	$496,940,884	$16,422,587	$63,915,459	$—	$577,278,930

(1)	There are $9.1 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

NOTE 4 — MORTGAGE BANKING ACTIVITIES

Loans held for sale at September 30, 2011 and June 30, 2011 were $12,856,959 and $9,392,389, respectively.

The Bank adopted the fair value option for accounting for its loans held for sale effective July 1, 2008. The fair value of loans held for sale exceeded the unpaid principal balance of these loans by $413,016 and $181,964 as of September 30, 2011 and June 30, 2011, respectively. The gain on loans held for sale as of September 30, 2011 was reported as gain on sale of mortgage loans on the consolidated statement of operations. Interest on loans held for sale was reported in interest income.

The Bank services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the fair value of servicing rights retained on loans originated by the Bank and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption “Prepaid expenses and other assets.” At September 30, 2011, the mortgage loan servicing portfolio was approximately $1.0 billion.

PART I — FINANCIAL INFORMATION

Originated mortgage servicing rights capitalized and amortized during the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010
Servicing rights:
Beginning of period	$7,519,287	$6,960,969
Additions	520,263	1,168,798
Amortized to expense	(773,379)	(792,253)
Valuation allowance for impairment	(698,468)	(1,183,799)

End of period	$6,567,703	$6,153,715

Activity in the valuation allowance for mortgage servicing rights over the three months ended September 30, 2011, as compared with the same periods during 2010, was as follows:

	Three months ended September 30, 2011	Three months ended September 30, 2010
Balance, beginning of period	$(304,001)	$—
Impairment charges	(698,468)	(1,183,799)
Impairment recoveries	—	—

Balance, end of period	$(1,002,469)	$(1,183,799)

Mortgage banking activities, net consisted of the following:

	Three months ended September 30, 2011	Three months ended September 30, 2010
Mortgage loan servicing fees	$654,577	$642,355
Amortization of mortgage loan servicing rights	(773,379)	(792,253)
Impairment of mortgage loan servicing rights	(698,468)	(1,183,799)

Mortgage loan servicing loss, net	(817,270)	(1,333,697)
Changes in fair value of mortgage banking derivatives	979,828	1,214,076
Realized gains on sale of loans	847,607	2,533,916

Gain on the sale of mortgage loans	1,827,435	3,747,992

Mortgage banking activities, net	$1,010,165	$2,414,295

The above amounts do not include non-interest expense related to mortgage banking activities.

PART I — FINANCIAL INFORMATION

At September 30, 2011 and June 30, 2011, the Bank had interest rate-lock commitments on $47,760,075 and $17,625,864, respectively, of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the financial statements. The fair value of these commitments as of September 30, 2011 and June 30, 2011 was estimated to be $1,116,725 and $231,031, respectively, which is included in accrued expenses and other liabilities in the consolidated statements of financial position. To mitigate the interest rate risk represented by these interest rate-lock commitments, the Bank entered into contracts to sell mortgage loans of $35,764,050 and $21,679,521 as of September 30, 2011 and June 30, 2011, respectively. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at September 30, 2011 and June 30, 2011 was estimated to be $(83,010) and $53,908 respectively. These amounts are added to (netted against) the fair value of interest rate-lock commitments recorded in prepaid and other assets. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.

NOTE 5 — STOCK BASED COMPENSATION

The 2010 Equity Incentive Plan (the “2010 Plan”) replaced the 2008 Equity Incentive Plan and all remaining available shares from the 2008 Equity Incentive Plan were available for distribution under the 2010 Plan. Generally, the Company can issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based compensation under the 2010 Plan; however, as detailed in Note 10 – Regulatory Matters, the Company currently cannot issue awards under the 2010 Plan without receiving prior approval from the Office of the Comptroller of the Currency (the “OCC”). Generally, for incentive stock options, a percentage of the options awarded become exercisable on the date of grant and on each anniversary date of grant. The option period expires ten years from the date of grant, except for awards to individuals who own more than 10% of the Company’s outstanding stock. Incentive stock options award to individuals owning more than 10% of the Company’s outstanding common shares may only be granted if the exercise price of such incentive stock options is at least 110% of the fair market value on the date of grant and the term of such options must expire not later than five years from the date of grant.

Previously, nonqualified stock options have been granted to directors, which vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

For the quarters ended September 30, 2011, and 2010, compensation expense of $61,005 and $18,543, respectively, was recognized in the income statement related to the vesting of awards.

As of September 30, 2011, there was $237,064 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 1.7 years.

The aggregate intrinsic value of all options outstanding at September 30, 2011 was $0. The aggregate intrinsic value of all options that were exercisable at September 30, 2011 was $0. The Company has not issued any stock option awards to directors of the Company since the institution of the regulatory orders.

PART I — FINANCIAL INFORMATION

Options outstanding at September 30, 2011 were as follows:

	Outstanding		Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.79 to $4.42	410,000	8.55	204,670	2.40
$6.75 to $7.76	18,006	0.12	18,006	7.13
$8.32 to $13.64	195,332	3.22	164,999	10.74

Total	623,338	6.64	387,675	6.17

A summary of stock-based compensation activity for the current fiscal year is as follows:

	Three Months Ended September 30, 2011 Total options outstanding
	Shares	Weighted- Average Exercise Price
Options outstanding at July 1, 2011	613,338	$5.07
Forfeited	—	—
Expired	—	—
Exercised	—	—
Granted	10,000	1.52

Options outstanding at September 30, 2011	623,338	$5.01

Options exercisable, end of year	387,675	$6.17

The weighted-average remaining contractual life of options outstanding as of September 30, 2011 was 6.6 years. The weighted-average remaining contractual life of vested options outstanding as of September 30, 2011 was 5.7 years.

No options were exercised in the three-month periods ended September 30, 2011 and 2010, respectively.

The fair value for stock options granted during the three months ended September 30, 2011, which consisted of individual grants in July and August 2011, was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

September 30, 2011
Expected weighted average risk-free interest rate	2.71%
Expected weighted average life (in years)	6.00
Expected volatility	34.00%
Expected dividend yield	0.00%

PART I — FINANCIAL INFORMATION

The weighted-average fair value of these grants was $0.98 per option. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common shares. The expected dividend yield is based on historical information.

There were 267,500 restricted shares issued to executive officers and certain other employees with a weighted average fair value of $1.87 per share at September 30, 2011. The total fair value of restricted shares issued at June 30, 2011 was $500,425. As of September 30, 2011, there was $410,185 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period of time over which this expense is to be recognized is 3.5 years at September 30, 2011.

A summary of changes in the Company’s restricted shares for the three months ended September 30, 2011 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2011	219,500	$410,185
Granted	—	—
Vested	(48,000)	(90,240)
Forfeited	—	—

Nonvested at September 30, 2011	171,500	$319,945

There were 2,556,000 shares available for future issuance under the existing stock plan at September 30, 2011.

NOTE 6 — EARNINGS PER SHARE

The following table discloses loss per share for the three months ended September 30, 2011 and September 30, 2010, respectively:

	Three months ended September 30,
	2011			2010
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net Income (loss)	$(820,597)	25,669,718	$(0.03)	$(618,414)	25,642,218	$(0.02)

Effect of dilutive securities - stock options and warrants	—	—	$0.00	—	—	0

Diluted EPS
Net Income (loss)	$(820,597)	25,669,718	$(0.03)	$(618,414)	25,642,218	$(0.02)

PART I — FINANCIAL INFORMATION

There was no dilution attributable to stock options since the Company was in a net loss position for the period. There were 618,338 and 458,035 options at September 30, 2011 and 2010, respectively, with an exercise price higher than the average stock price for the periods.

Also included for consideration in the diluted earnings per share calculation for the three-month period ended September 30, 2011 and 2010 were warrants to acquire common shares issued as part of two separate exchanges more fully described in Note 8 – Note Payable and Common Stock Warrants. The warrants issued on September 3, 2009 include warrants to purchase 797,347 common shares, which expired on September 3, 2011. The warrants issued on March 16, 2010 include warrants to purchase 1,246,179 shares of common stock and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants were considered for potential dilution for the period ended September 30, 2011 because the exercise price of the warrants, $1.75 per warrant, was less than the average market price of the Company’s common shares for the period; however, since the Company was in a net loss position for the period, the warrants were not dilutive.

NOTE 7 — FAIR VALUE

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

Loans held for sale. The fair value of loans held for sale, which consist of single-family residential loans, is determined using quoted secondary market prices (Level 2 inputs).

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

Loan Servicing Rights. Fair Value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income (Level 3 inputs).

PART I — FINANCIAL INFORMATION

Assets and liabilities measured at fair value on a recurring basis at September 30, and June 30, 2011 are summarized below:

	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
FHLB structured note	$2,985,210	$—	$2,985,210	$—
Loans held-for-sale	12,856,959	—	12,856,959	—
Mortgage-backed securities available for sale:
FHLMC mortgage-backed securities	4,820,249	—	4,820,249	—
Interest rate-lock commitments	1,116,725	—	1,116,725	—

Liabilities:
Mandatory forward sales contracts	(83,010)	—	(83,010)	—

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
FHLMC structured note	$2,994,000	$—	$2,994,000	$—
FNMA structured note	5,952,674	—	5,952,674	—
Loans held-for-sale	9,392,389	—	9,392,389	—
Mortgage-backed securities available for sale:
FHLMC mortgage-backed securities	4,972,121	—	4,972,121	—
Interest rate-lock commitments	231,031	—	231,031	—
Mandatory forward sales contracts	53,908	—	53,908	—

PART I — FINANCIAL INFORMATION

Assets measured at fair value on a nonrecurring basis at September 30, 2011 and June 30, 2011, respectively are summarized below:

	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$5,744,942	$	$	$5,744,942
1-4 Family Construction	1,822,851			1,822,851
Multi-Family	142,761			142,761
Commercial Real Estate	7,682,731			7,682,731
Commercial Non-Real Estate	2,238,722			2,238,722
Land	6,704,720			6,704,720
Real estate owned
1-4 Family	779,260			779,260
Commercial Real Estate	988,327			988,327
Land	2,508,464			2,508,464
Impaired mortgage servicing rights	5,681,328			5,681,328

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$4,968,626	$—	$—	$4,968,626
1-4 Family Construction	2,065,259	—	—	2,065,259
Multi-Family	250,932	—	—	250,932
Commercial Real Estate	9,650,827	—	—	9,650,827
Commercial Non-Real Estate	871,885			871,885
Land	7,757,380	—	—	7,757,380
Real estate owned
1-4 Family	411,518	—	—	411,518
Commercial Real Estate	763,033	—	—	763,033
Land	2,558,795	—	—	2,558,795
Impaired mortgage servicing rights	6,487,574	—	—	6,487,574

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $37.9 million, with a specific valuation allowance of $13.6 million at September 30, 2011. At June 30, 2011, impaired loans had a principal balance of $38.6 million, with a specific valuation allowance of $13.0 million. The provision for loan losses related to changes in the fair value of impaired loans was $2.5 million and $2.8 million for the three months ended September 30, 2011 and 2010, respectively.

Tranches of mortgage servicing rights carried at fair value had a carrying amount of $6.7 million, with a valuation allowance of $1.0 million at September 30, 2011. During the three month period ended September 30, 2011, the Bank recognized an impairment charge of $0.7 million. Tranches of mortgage servicing rights carried at fair value had a carrying amount of $6.8 million, with a valuation allowance of

PART I — FINANCIAL INFORMATION

$0.3 million at June 30, 2011. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Real estate owned which is maintained at fair value less costs to sell, had a net carrying amount of $7,925,179 and $7,972,753 at September 30, and June 30, 2011, respectively. The carrying amount of real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs. For the three months ended September 30, 2011, the Bank recognized a net gain of $140,112 on the disposal of real estate owned and recorded a provision for real estate owned losses of $69,400. Additionally, the expense of servicing real estate owned for this three month period totaled $613,859.

The carrying amount and estimated fair values of financial instruments at June 30, 2011 and 2010, respectively, were as follows:

	September 30, 2011		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and amounts due from financial institutions	$22,423	$22,423	$19,138	$19,138
Interest-bearing deposits	121,849	121,849	130,153	130,153
Federal funds sold	6,000	6,000	—	—
Securities available for sale	2,985	2,985	8,947	8,947
Mortgage-backed securities available for sale	4,820	4,820	4,972	4,972
Loans receivable, net	538,259	552,224	547,282	551,858
Loans receivable held for sale, net	12,857	12,857	9,392	9,392
Federal Home Loan Bank stock	12,811	NA	12,811	NA
Accrued interest receivable	2,145	2,145	2,204	2,204
Commitments to make loans intended to be sold	1,117	1,117	231	231
Mandatory forward sales contracts		—	54	54

Liabilities:
Demand deposits and passbook savings	(231,018)	(231,018)	(232,537)	(232,537)
Time deposits	(417,504)	(423,505)	(420,035)	(425,844)
Notes payable	(1,126)	(1,126)	(1,153)	(1,153)
Advances from the Federal Home Loan Bank of Cincinnati	(35,000)	(37,625)	(35,000)	(37,189)
Mandatory forward sale contract	(83)	(83)	—	—
Accrued interest payable	(119)	(119)	(119)	(119)

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

PART I — FINANCIAL INFORMATION

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

Federal Home Loan Bank Advance:. The fair value of the Bank’s FHLB debt is estimated based on the current rates offered to the Bank for debt of the same remaining maturities.

NOTE 8 — NOTE PAYABLE AND COMMON STOCK WARRANTS

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

In July 2006, the Company formed Trust II, a special purpose entity formed for the sole purpose of issuing $10.0 million of variable-rate trust preferred securities. The Company issued variable-rate Subordinated Deferrable Interest Debentures due July 6, 2036 (the “Trust II Debentures”) the Trust II Debentures to Trust II in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities issued by Trust II carried a fixed rate of 7.462% until September 15, 2011 and thereafter a variable interest rate that adjusted to the three-month LIBOR rate plus 175 basis points. The Trust II Debentures were the sole asset of Trust II.

On September 1, 2009, the Company entered into an exchange agreement (“Exchange Agreement I”) with the holder and collateral manager of the $10.0 million principal amount trust preferred securities issued by Trust I in 2004. Under Exchange Agreement I, on September 3, 2009, the securities holder exchanged its $10.0 million of trust preferred securities for the following consideration paid by the Company: (i) a cash payment of $500,000; (ii) a number of the Company’s common shares equal to $500,000 divided by the average daily closing price of the Company’s common shares for the 20 business days prior to September 1,

PART I — FINANCIAL INFORMATION

2009, equating to 205,297 shares; (iii) a warrant to purchase 769,608 shares of the Company’s common shares (the “Trust I Warrant A”); and (iv) a warrant to purchase 27,739 shares of Company common shares (the “Trust I Warrant B”) as a result of the issuance of common shares in connection with the second trust preferred exchange as described below. The exercise price for all warrants is $1.75, the price at which the Company completed a rights offering and an offering to a standby investor, which is more fully described in Note 11 — Common Stock Issuance. The warrants were exercisable for two years following the closing and expired on September 3, 2011.

As a result of the repurchase of the trust preferred securities issued by Trust I, the Company recorded a gain of $8,561,530, which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust I Warrant A and Trust I Warrant B were estimated to be $808,088 and $29,126, respectively, and were recorded in paid-in capital.

On October 9, 2009, the Company entered into an exchange agreement (“Exchange Agreement II”) with investors, including principally directors and officers of the Company and the Bank as well as certain individuals not affiliated with the Company (collectively, the “Investors”), who held trust preferred securities with an aggregate liquidation amount of $10.0 million issued by Trust II in 2006. Under the terms of Exchange Agreement II, on March 16, 2010, the Investors exchanged the $10.0 million of trust preferred securities for aggregate consideration consisting of: (i) $400,000 in cash, (ii) common shares valued at $600,000 based on the average daily closing price of the common shares over the 20 trading days prior to October 9, 2009, equating to 280,241 shares; (iii) warrants to purchase 797,347 of the Company’s common shares (the “Trust II A Warrants”); and (iv) warrants to purchase 448,832 of the Company’s common shares (the “Trust II B Warrants”) that were issued as a result of the Company completing a rights offering and an offering to a standby investor, which is more fully described in Note 11 — Common Stock Issuance. The exercise price for the warrants is $1.75, the price of the shareholder rights offering. The warrants are exercisable for five years following the closing and expire on March 16, 2015.

As a result of the repurchase of the trust preferred securities issued by Trust II, the Company recorded a gain of $9,065,908, which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust II A Warrants and Trust II B Warrants were estimated to be $669,771 and $377,019, respectively, and were recorded as paid-in capital.

Note Payable: On November 24, 2008, one of PVF’s subsidiaries obtained a $1.4 million dollar loan from another financial institution with a principal balance of $1,126,111 as of September 30, 2011. The loan was a refinance of a line of credit loan and is collateralized by PVF’s Solon headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate plus 50 basis points. The loan required the payment of interest only for six months and then converted to an amortizing loan for a term of 15 years. At June 30, 2011, the interest rate was 3.75%.

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

PART I — FINANCIAL INFORMATION

On March 21, 2011, the repurchase agreement matured and the Bank repurchased the securities for $50 million utilizing cash on deposit at the Federal Reserve Bank of Cleveland.

NOTE 10 — REGULATORY MATTERS

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

Prompt corrective action regulations provide five classifications: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2011 and 2010, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Federal regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 2011, the adjusted total minimum regulatory capital regulations require institutions to have a minimum tangible capital to adjusted total assets ratio of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum ratio of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk-weighted assets of 8.0%. At September 30, 2011 and 2010, respectively, the Bank exceeded all of the aforementioned regulatory capital requirements. For more information, please see Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

On October 19, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision (the “OTS”), whereby the Company and the Bank each consented to the issuance of a Order to Cease and Desist (the “Company Order” and the “Bank Order”) without admitting or denying that grounds existed for the OTS to initiate an administrative proceeding against the Company or the Bank.

The Bank Order requires the Bank to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) if the Bank fails to meet these capital requirements at any time after December 31, 2009, within 15 days thereafter, prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to the Bank’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and

PART I — FINANCIAL INFORMATION

lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit for OTS approval a new business plan that includes the requirements contained in the Bank Order and that also includes well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the FDIC and (viii) not declare or pay dividends or make any other capital distributions from the Bank without receiving prior OTS approval

The Company Order requires the Company to take several actions, including, but not limited to: (i) submit a capital plan that includes, among other things, (1) the establishment of a minimum tangible capital ratio of tangible equity capital to total tangible assets commensurate with the Company’s consolidated risk profile, and (2) specific plans to reduce the risks to the Company from its current debt levels and debt servicing requirements; (ii) not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem Company equity stock without the prior non-objection of the OTS, except that this provision does not apply to immaterial capital stock redemptions that arise in the normal course of the Company’s business in connection with its stock-based compensation plans; and (iii) not incur, issue, renew, roll over or increase any debt or commit to do so without the prior non-objection of the OTS (debt includes loans, bonds, cumulative preferred stock, hybrid capital instruments such as subordinated debt or trust preferred securities, and guarantees of debt).

The Bank Order and the Company Order also impose certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements that the Company and the Bank may enter into, third-party service contracts and transactions with affiliates.

At September 30, 2011, Company and the Bank believe they are in compliance with all requirements of the Bank Order and the Company Order that are required to date, with the exception of the level of adversely classified assets and achieving the return to profitability. At September 30, 2011, the Bank’s level of adversely classified assets to core capital plus the allowance for loan and lease losses was 65.7%, and its level of adversely classified assets and assets designated as special mention was 84.8%. The requirements under the Bank Order are 50% and 65%, respectively. Although the Bank did not meet the reduced adversely classified asset levels required by September 30, 2011, and has not yet returned to profitability, it will continue to work to comply with all such requirements in the future.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing. Effective July 21, 2011, the OCC and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) succeeded to all powers, authorities, rights, and duties of the OTS relating to the enforcement of the Bank and Company Orders, respectively, as a result of the regulatory transition under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At September 30, 2011, the Bank was not allowed to make any capital distributions without regulatory approval.

PART I — FINANCIAL INFORMATION

At September 30, 2011 the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Required Under Regulatory Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total Capital to risk weighted assets	$75,474	12.95	$46,615	8.00%	$58,269	10.00%	$69,922	12.00%
Tier 1 (Core) Capital to risk weighted assets	68,083	11.68	23,307	4.00%	34,961	6.00%	*	*
Tier 1 (Core) Capital to adjusted total assets	68,083	8.62	31,575	4.00%	39,469	5.00%	63,150	8.00%
Tangible Capital to adjusted total assets	68,083	8.62	11,841	1.50%	N/A	N/A	*	*

At June 30, 2011 the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Required Under Regulatory Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total Capital to risk weighted assets	$76,475	12.87%	$47,548	8.00%	$59,435	10.00%	$71,322	12.00%
Tier 1 (Core) Capital to risk weighted assets	68,928	11.60%	23,774	4.00%	35,661	6.00%	*	*
Tier 1 (Core) Capital to adjusted total assets	68,928	8.63%	31,958	4.00%	39,947	5.00%	63,916	8.00%
Tangible Capital to adjusted total assets	68,928	8.63%	11,984	1.50%	N/A	N/A	*	*

*	Target levels for these categories are not specified within the Bank Order.

Until the Bank Order is terminated, the Bank cannot be classified as well capitalized under prompt corrective action provisions.

NOTE 11 — OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows at September 30, 2011:

	Three months ended September 30,
	2011	2010
Unrealized holding gains (losses) on available for sale securities	$74,052	$(758,758)
Tax effect of holding gains and losses on available for sale securities	25,178	257,978
Tax effect of deferred tax asset valuation allowance	—	—

Other comprehensive income (loss)	48,874	(500,780)
Net income (loss)	(820,597)	(618,414)

Total comprehensive income (loss)	$(771,723)	$(1,119,194)

PART I — FINANCIAL INFORMATION

NOTE 12 — ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructuring. Additionally, creditors will be required to provide additional disclosures about their troubled debt restructuring activities in accordance with the requirements of ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which was deferred by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASU 2011-01). The new guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application required to the beginning of the annual period of adoption. Disclosure requirements are effective for the first interim and annual period beginning on or after June 15, 2011. The Company adopted the new guidance and included these disclosures within its interim statement s beginning with the period ended September 30, 2011 and did not have an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Updated No. ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle of requirement for measuring fair value or disclosing information about fair value measurement has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have material impact on the Company’s consolidated financial statements.

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

NOTE 13 — FEDERAL INCOME TAXES

Management recorded deferred tax assets at September 30, 2011 of $4.7 million. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. In management’s opinion, it is more likely than not that the tax benefits will not be realized; consequently, a valuation allowance has been established as of September 30, 2011. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a valuation allowance against deferred tax assets of $4.7 million at September 30, 2011 to reduce the carrying amount of the Company’s net deferred tax asset to zero.

PART I — FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition and results of operations at and for the three-month period ended September 30, 2011 for the Company, the Bank, its principal and wholly-owned subsidiary, PVFSC, a wholly-owned real estate subsidiary, MPCC, a wholly-owned real estate subsidiary, PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.

Under the Dodd-Frank Act of, the OTS merged into the OCC in July 2011. Thereafter, the OCC assumed responsibility for regulating the Bank. All orders, resolutions, determinations, agreements, interpretations, guidelines, procedures and advisory materials issued by the OTS remain in effect and are enforceable by or against the OCC, until modified, terminated or superseded. The Federal Reserve Board assumed responsibility for regulating savings and loan holding companies and thus, became the primary federal regulator of the Company. The powers, rulemaking authorities, and duties of the OTS related to savings and loan holding companies and their non-depository institution subsidiaries are enforceable by or against the Federal Reserve Board, until modified, terminated or superseded. Additionally, under the Dodd-Frank Act, the Federal Reserve Board has the authority to set capital standards for all savings and loan holding companies.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect the Company’s results are discussed below under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as and required by law.

Financial Condition

Consolidated assets of the Company were $780.0 million as of September 30, 2011, a decrease of approximately $7.0 million, or 0.9%, as compared to June 30, 2011. The Bank’s regulatory capital ratios for Tier 1 (core) capital, Tier 1 risk-based capital, and total risk-based capital were 8.62%, 11.68% and 12.95%, respectively, at September 30, 2011.

PART I — FINANCIAL INFORMATION

At September 30, 2011, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds, sold totaled $150.3 million, an increase of $1.0 million, or 0.7%, as compared to June 30, 2011. The change in the Company’s cash, cash equivalents and federal funds sold consisted of an increase in cash of $3.3 million and federal funds sold of $6.0 million, which was substantially offset by a decrease in interest-bearing deposits of $8.3 million.

The Bank continued the origination of fixed-rate single-family loans in its marketplace, with most originated for sale in the secondary market as opposed for its portfolio. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Bank to increase its investment in loans serviced, without assuming the interest-rate risk associated with holding long-term fixed-rate assets and which facilitates the maintenance of stronger liquidity levels. Mortgage application volume has increased in the current quarter, due to a decline in interest rates, and consists predominantly of loan refinancing highly correlated to interest rate movements and levels. New home sales continue to remain weak in the current economic environment, limiting new home financing opportunities.

During the three months ended September 30, 2011, mortgage-backed securities available for sale decreased by $0.2 million primarily as a result of principal repayments and amortization of book premium. There were no purchases of mortgage-backed securities during the quarter due to historical low yields offered by these securities.

Securities available for sale decreased by $6.0 million during the three-month period ended September 30, 2011 as a result of calls exercised on agency securities totaling $9.0 million, which was offset by the purchase of $3.0 million in agency securities available for sale.

Loans receivable, net, decreased by $4.9 million, or 0.9%, during the three months ended September 30, 2011. The decrease in loans receivable included decreases in one-to-four family, one-to-four family construction, commercial real estate, multi-family, and land loan categories, partially offset by increases in the commercial and industrial loan categories. This decline was primarily due to portfolio paydowns and amortization combined with the results of problem loan disposition and limited new loan production as the Bank executes its multi-year plan to diversify its balance sheet and improve its risk profile. The Bank continued its strategic focus of the origination of high quality commercial and industrial loans and select commercial real estate loans, experiencing growth of $20.0 million, or 37.6%, in the commercial and industrial loan portfolio during the quarter ended September 30, 2011. Additionally, almost all new residential loan production is being sold in the secondary market in this interest rate environment, as the Bank manages its interest rate and liquidity risk along with its capital ratios. As the Bank continues to make meaningful progress in its problem asset resolution, the Bank intends to continue to accelerate the origination of commercial and industrial loans for its portfolio as part of its plan to diversify the balance sheet.

The Bank does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. All one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to the Bank’s board loan committee for approval. Any exposure the Bank may have to these types of loans is immaterial.

The increase of $3.5 million in loans receivable held for sale as of September 30, 2011 was the result of increased new loan originations and timing differences between the origination and the sale of loans. One-to-four family mortgage application volume has accelerated in the current period as a result of lower interest rates resulting in higher refinancing activity and related revenue.

For the most recent three-month period ended September 30, 2011, real estate owned declined $0.1 million. The activity for the period consisted of the addition of 3 single-family properties, 1 land loan

PART I — FINANCIAL INFORMATION

and 1 nonresidential real estate property totaling approximately $0.5 million, offset by the disposal of 4 single-family properties totaling $0.5 million. The Bank realized a net gain of approximately $0.1 million on the disposition of these properties. The Bank also recorded an impairment charge of $0.1 million on the carrying amount of real estate still in inventory at September 30, 2011, based on updated valuations and market conditions. At September 30, 2011, the Bank held 41 properties totaling $7.9 million in real estate owned. The real estate owned included 16 single-family properties, 17 land properties, and 8 commercial properties.

The Bank generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. During the three-month period ending September 30, 2011, the Bank’s funding needs declined as a result of the decline in loans receivable and investment securities. Accordingly, the Bank saw a decrease in its total deposit levels. Deposits decreased by $4.0 million, or 0.6%, which was a result of a decrease of $2.5 million in retail certificates of deposit and a decrease of $1.5 million in non-maturing deposits. The decline in retail certificates of deposit was strategically directed as part of management’s relationship pricing initiative which targeted rate sensitive non-relationship deposits for reduction. Management will continue to modify its noncore deposit strategies to support the funding needs of the Bank’s loan activities, while maintaining appropriate liquidity levels, as it executes its strategies to diversify its funding mix by expanding core deposit relationships and building business deposits. During the quarter ended September 30, 2011, the Bank introduced its new suite of deposit products, including enhanced business deposit products and services.

The decrease in advances from borrowers for taxes and insurance of $3.7 million for the period ended September 30, 2011 is attributable to timing differences between the collection and payment of taxes and insurance. The increase of $1.5 million in accrued expenses and other liabilities is primarily the result of timing differences between the collection and remittance of funds received on loans serviced for investors.

Results of Operations: Three months ended September 30, 2011, compared to three months ended September 30, 2010.

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

The Company recognized a net loss for the three month period ended September 30, 2011 of $0.8 million, or $.03 per basic and diluted share, as compared to a net loss of $0.6 million, or $.02 per basic and diluted share, for the prior year comparable period. This represents an increase in the loss recognized of $0.2 million, or $.01 per basic and diluted share, when compared with the prior year comparable period. The primary cause of the change was a slightly lower level of net interest income, lower noninterest income and slightly higher operating expenses, offset by a lower provision for loan losses. Also, the results of the prior year period recognized a benefit for federal income taxes.

PART I — FINANCIAL INFORMATION

Net Interest Income

Net interest income for the three months ended September 30, 2011 decreased by $0.1 million, or 1.9%, as compared to the prior year comparable period. Both interest income and interest expense decreased in the current period, with a larger decline realized in interest income. Total interest income decrease $1.5 million during the current period compared with the same period in the prior year, as a result of a decrease of $40.8 million in the average balance of loans outstanding along with a $40.9 million decrease in the average balance of mortgage-backed securities. Total interest expense declined $1.4 million from a year ago primarily due to a $50.0 million decline in borrowing related to the maturity of the repurchase agreement borrowing in March 2011. The slight decrease in net interest income was attributable to an increase of 23 basis points in the interest-rate spread due to the change in the funding sources to a more favorable funding mix which lowered overall funding costs, partially offset by a less favorable mix of interest-earning assets. This overall mix improvement was more than offset by a lower volume of interest-sensitive assets and liabilities for the quarter ended September 30, 2011, as compared to the prior year comparable period.

Total average interest-earning assets for the quarter ended September 30, 2011 were $65.0 million lower, compared to the comparable quarter in 2010. Average loan balances continued to be impacted by loan payments and payoffs, which are not being totally replaced by new portfolio loan production, as well as loan charge-offs and problem loan disposition contributing to the overall decline. Also contributing to the lower level of average interest-earning assets was the $40.9 million decline in the average balance of mortgage-backed securities which were substantially sold during the period ended June 30, 2011 as part of the balance sheet repositioning. The impact of lower loan balances was partially offset by higher average investments and cash and cash equivalents, but funds were reinvested at substantially lower yields.

For the quarter ended September 30, 2011, total average interest-bearing liabilities were $58.5 million lower than the comparable quarter in 2010. This resulted primarily from the deleveraging that occurred as part of the maturity in March 2011 of a $50.0 million repurchase agreement which was funded from the Bank’s overnight liquidity position. Additionally, as part of management’s strategy to reduce the Company’s risk profile and improve the Company’s capital ratios, as well as a result of a lack of attractive long-term investments, average deposit balances were lower by $8.4 million in the current year period compared with the three month period ended September 30, 2010.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the three months ended September 30, 2011 and 2010, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

	September 30, 2011			September 30, 2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Interest-earning assets
Loans (1)	$584,752	$7,104	4.86%	$625,564	$8,132	5.20%
Mortgage-backed securities	4,911	50	4.07%	45,805	461	4.03%
Investments and other	151,019	244	0.65%	134,325	260	0.77%

Total interest-earning assets	740,682	7,398	4.00%	805,694	8,853	4.40%

Non-interest-earning assets	42,853			42,472

Total assets	$783,535			$848,166

Interest-bearing liabilities
Deposits	$651,711	$1,949	1.20%	$660,119	$2,666	1.62%
Borrowings	35,000	261	2.98%	85,000	899	4.23%
Subordinated debt	1,135	11	3.88%	1,246	12	3.85%

Total interest-bearing liabilities	687,846	2,221	1.29%	746,365	3,577	1.92%

Non-interest-bearing liabilities	24,809			19,063

Total liabilities	712,655			765,428
Stockholders’ equity	70,880			82,738

Total liabilities and stockholders’ equity	$783,535			$848,166

Net interest income		$5,177			$5,276

Interest-rate spread			2.71%			2.48%

Yield on interest-earning assets			2.80%			2.62%

Interest-earning assets to interest-bearing liabilities	107.68%			107.95%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

PART I — FINANCIAL INFORMATION

Provision for Loan Losses and Asset Quality

For the three months ended September 30, 2011, a provision for loan losses of $1.5 million was recorded to bring the total allowance for loan losses to a level considered by management to be appropriate, based on management’s evaluation of relevant factors, including the risk characteristics and trends of the loan portfolio, historic and current loss experience, current economic conditions and underlying collateral valuations. The provision for loan losses decreased by $1.3 million compared with the same period of the prior year. The decrease in the provision for the current period reflects declines in classified and nonperforming assets as compared to the prior period. During the period, the Bank disposed of $8.3 million in nonperforming assets and charged off an additional $0.2 million in nonperforming assets, utilizing $2.1 million and $0.2 million in specific allowances, respectively.

The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. The allowance for loan losses consists of a specific component and a general component.

The following is a breakdown of the valuation allowances:

	September 30, 2011	June 30, 2011
General valuation allowance	$15,993,029	$16,961,901
Specific valuation allowance	13,560,135	13,034,992

Total valuation allowance	$29,553,164	$29,996,893

The allowance for loan losses was 5.20% of loans outstanding at September 30, 2011, compared with 5.19% at June 30, 2011. The ratio of the allowance for loan losses to nonperforming loans was 61.81% at September 30, 2011, compared with 59.58% at June 30, 2011. The general valuation portion of the allowance was 3.07% and 3.20% of performing loans at September 30, 2011 and June 30, 2011, respectively.

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

A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses. The current provision for loan losses is allocated by loan portfolio segment and lower historical loss factors resulted in recoveries in certain loan portfolio segments in the current period and are illustrated as a negative provision in Note 3 — Loans Receivable. The current period provision for loan losses reflects the continued level of elevated charge-offs during the period.

PART I — FINANCIAL INFORMATION

The total allowance for loan losses decreased slightly during the three months ended September 30, 2011, which was directionally consistent with the reduction in nonperforming loans and a smaller total loan portfolio. The general portion of the allowance declined $1.0 million, while the specific allowance increased by $0.5 million during the quarter as a result of the reduction and disposition of impaired loans. Based on recent portfolio trends, historical loss experience and management’s factors, the Bank has experienced an increase to the general valuation allowance allocation to the one-to-four family loan pools, multi-family loan pools, commercial non real estate loan pools, and land loan pools, while commercial real estate loan pools, one-to-four family construction loan pools, and consumer loan pools experienced a decreased allocation. The change in the specific valuation allowance fiscal year-to-date was the result of the ongoing review of the individual loans for impairment and updates to valuations. Almost all of these loans are real estate related and considered collateral dependent. Real estate valuations in the Bank’s marketplace have declined and updated valuations have resulted in increased impairment valuation allowances. These additional specific allowances have been more than offset through utilization associated with impaired loan dispositions, resulting in a decline in the specific allowance during the quarter and year to date.

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

Nonperforming assets at September 30, 2011 and June 30, 2011 were as follows:

	September 30, 2011	June 30, 2011
Total nonperforming loans (2)	$47,972,078	$50,347,090
Other nonperforming assets (1)	7,925,179	7,972,757

Total nonperforming assets	$55,897,257	$58,319,847

Ratio of nonperforming loans to total loans	8.45%	8.72%

Total nonperforming assets to total assets	7.16%	7.45%

(1)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession.
(2)	Unpaid principal balance

The elevated levels of nonperforming loans at September 30, 2011 and June 30, 2011 were attributable to poor current local economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures, as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have experienced slow sales and price decreases. The Bank has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Bank continues to experience an elevated level of nonperforming loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, the Bank’s primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off. The Bank experienced a decrease in nonperforming loans in the one-to-four family, construction, land, and commercial real estate loan portfolios during the three months ended September 30, 2011.

PART I — FINANCIAL INFORMATION

Of the $47.7 million and $50.3 million in non-accruing loans at September 30, 2011 and June 30, 2011, $31.4 million and $36.6 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral and, to the extent collection of loan principal was in doubt, specific loss reserves were established. The evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involves obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Included in the impaired amount at September 30, 2011 and June 30, 2011 were $24.1 million and $26.7 million, respectively, related to loans with a corresponding valuation allowance of $9.3 million and $9.0 million, respectively. At September 30, 2011 and June 30, 2011, respectively, $7.3 million and $9.9 of impaired loans had no allowance for loan losses allocated. The remaining balance of nonperforming loans represents homogeneous one-to-four family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $3.2 million, or 23.4%, and $3.5 million, or 21.2%, were established for these loans as of September 30, 2011 and June 30, 2011, respectively.

There are $4.9 million and $4.2 million in performing loans for which the Bank has established specific loan loss reserves as of September 30, 2011 and June 30, 2011, respectively. These loans are collateralized by various forms of one-to-four family real estate, non-residential real estate or residential construction. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, specific loan loss reserves of $0.8 million and $0.8 million were established for these loans as of September 30, 2011 and June 30, 2011, respectively. The Bank was accruing interest on $13.2 million and $13.6 million of adversely classified loans at September 30, 2011 and June 30, 2011, respectively.

Non-Interest Income

For the three months ended September 30, 2011, non-interest income decreased by $0.8 million from the prior year comparable period. The decline in the current period was primarily attributed to lower income from net mortgage banking activities of approximately $1.4 million. This was partially offset by the recognition of $0.2 million in the gain on the sale of SBA loans, as the Company builds this new business line and revenue source.

The Bank pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans. In the current period, income from net mortgage banking activities decreased by $1.4 million as a result of lower gains on loan origination and sales activity of $1.8 million. Although mortgage activity was stronger in the current quarter than in the fiscal 2011 fourth quarter due to lower rates, it was weaker than the prior-year comparable period, which also experienced a low rate environment. The majority of the mortgage lending activities in the current environment continues to involve refinancing and is highly correlated to interest rate movements and levels. The gains on loan origination and sales activities totaled $1.8 million for the current period, which represents a decrease of $1.9 million compared with the prior year period. The low market rates in the respective periods resulted in a loss of $0.1 million in the current period and $0.2 million in the prior year comparable period from mortgage servicing activities due to accelerated amortization of mortgage loan servicing rights. Additionally, the Company recorded a valuation impairment charge of $0.7 million and $1.2 million in the quarters ended September 30, 2011 and 2010, respectively, against the book value of the mortgage loan servicing rights.

PART I — FINANCIAL INFORMATION

In the current period, other, net decreased by $0.1 million primarily due to decreased income generated by the Company’s partnership interest in a title company, as the result of lower loan refinancing activity compared with a year ago. The title company earnings are directly correlated to loan origination activity of the Bank.

Gains and losses on the sale of real estate owned, including write-downs, is recorded in non-interest income and was a net gain of $0.1 million for the quarter ended September 30, 2011 compared with a loss of $0.4 million in the prior year period.

During the quarter ended September 30, 2011, the Company originated SBA loans which it retained the unguaranteed balance thereof and sold the guaranteed portion in the secondary market recognizing a gain of $0.2 million. There was no corresponding gain during the 2010 period.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2011 increased by $0.3 million, or 4.5%, from the prior year comparable period. This resulted from increases in compensation and benefits of $0.5 million, and outside services of $0.2 million, which was partially offset by decreases to FDIC insurance of $0.2 million, office occupancy and equipment of $0.1 million, and real estate owned expense of $0.1 million.

The increase to compensation and benefits is due to higher incentive compensation associated with retail banking results, including the higher mortgage banking revenues year to date, along with staffing and other related compensation benefits associated with positioning the Company for growth and transition. The increase in outside services is primarily due to increased cost associated with the migration to an outside service provider for information technology. The decrease to real estate owned expense for the period is attributable to a decline in the acquisition and maintenance of properties acquired through foreclosure as compared with last year, but is elevated during the current period as well due to the activity levels associated with problem asset disposition. The decrease in the cost of FDIC insurance is due to a change in the assessment base for calculating FDIC insurance from a deposit based assessment to an assessment based on total company assets.

Income Tax Expense (Benefit)

The federal income tax provision (benefit) for the three month period ended September 30, 2011 represented an effective benefit rate of 3.0% on the loss for the current period, compared to 35.8% for the prior year comparable period. The Company recorded a valuation allowance against deferred tax assets of $2.4 million, resulting in a net deferred tax asset of $0 at December 31, 2010. An ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $4.7 million, resulting in a net deferred tax asset of $0 at September 30, 2011. Accordingly, no tax benefit was recognized during the quarter related to the Company’s reported loss.

Liquidity and Capital Resources

The Company’s liquidity measures its ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, purchase securities, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments in a cost-effective manner. The primary sources of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans, repurchase agreements, and advances from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and local competition. The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. Additional sources of funds include collateralized lines of credit available from the FHLB and FRB.

During the current period, the Company changed its overall liquidity position by using payments received on loans, mortgage-backed securities and securities along with its cash and cash equivalents position to redeem brokered and retail certificates of deposits along with the funding of the matured $50 million repurchase agreement. This resulted in a lower on balance sheet liquidity position and higher off balance sheet liquidity due to higher secured borrowing capacity with the FHLB.

Management believes the Company maintains sufficient liquidity to meet current operational needs. Cash at the Company level totaled $22.4 million at September 30, 2011.

The Bank’s primary regulator, the OCC, has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At September 30, 2011, the Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

(In thousands)	Park View Federal Capital	Percent of Assets (1)	Requirement for Well-Capitalized Institution
Tangible capital	$68,083	8.62%	N/A
Tier-1 core capital	68,083	8.62%	5.00%
Tier-1 risk-based capital	68,083	11.68%	6.00%
Total risk-based capital	75,474	12.95%	10.00%

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

Pursuant to the Bank Order, the OTS directed the Bank to raise its Tier 1 (core) capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009. At September 30, 2011, the Bank continued to meet these capital requirements. During the quarter ended December 31, 2010, the Company invested an additional $4.0 million in the capital of the Bank. With the addition of capital invested in the Bank, the Bank exceeded the required capital ratios under the Bank Order. However, until the Bank Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Under the Bank and Company Orders, the Bank may not declare or pay dividends or make any other capital distributions from the Bank without receiving prior OCC approval. In addition, the Company shall not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any Company equity stock without the prior non-objection of the OCC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Bank’s market risk is generally composed of interest rate risk.

PART I — FINANCIAL INFORMATION

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

In order to reduce the exposure to interest rate fluctuations, the Bank has developed strategies to manage its liquidity, shorten the effective maturity and increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate loans and loans with shorter balloon maturities which are retained by the Bank for its portfolio. In addition, all long-term, fixed-rate mortgages are underwritten according to guidelines of the Freddie Mac and the Fannie Mae, which are then sold directly for cash in the secondary market. The Bank carefully monitors the maturity and repricing of its interest earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. The Bank’s interest rate risk position is the result of the repricing characteristics of assets and liabilities. The balance sheet is primarily comprised of interest-earning assets having a maturity and repricing period of one month to five years. These assets were funded primarily utilizing interest-bearing liabilities having a final maturity of two years or less and a repurchase agreement.

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

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	N/A

(b)	N/A

(c)	The Company did not repurchase its equity securities during the period ended September 30, 2011.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6. Exhibits.

3.1 [1]	First Amended and Restated Articles of Incorporation, as amended

3.2[2]	Code of Regulations, as amended and restated

31.1[3]	Rule 13a-14(a) Certification of Chief Executive Officer

31.2[3]	Rule 13a-14(a) Certification of Chief Financial Officer

32[3]	Section 1350 Certifications

101(4)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2010 (Commission File No. 333-163037).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2008 (Commission File No. 0-24948).
(3)	Filed herewith.
(4)	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.
(Registrant)

Date: November 14, 2011	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer
(Duly authorized officer)

/s/ James H. Nicholson
James H. Nicholson
Chief Financial Officer
(Principal financial officer)

/s/ Edward B. Debevec
Edward B. Debevec
Treasurer and Principal Accounting Officer
(Principal accounting officer)