Form 10-Q
period 2011-12-31
PVF CAPITAL CORP
filed 2012-02-14
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	25,745,071
(Class)	(Outstanding at February 14, 2012)

PVF CAPITAL CORP.

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	June 30, 2011
	(unaudited)

ASSETS
Cash and amounts due from depository institutions	$21,695,112	$19,138,325
Interest-bearing deposits	124,154,861	130,153,080
Federal funds sold	6,000,000	—

Total cash and cash equivalents	151,849,973	149,291,405
Securities available for sale	5,017,200	8,946,674
Mortgage-backed securities available for sale	17,578,398	4,972,121
Loans receivable held for sale, net	8,221,445	9,392,389
Loans receivable, net of allowance of $17,515,155 and $29,996,893, respectively	546,520,657	547,282,037
Office properties and equipment, net	7,386,232	7,556,764
Other real estate owned, net	9,994,583	7,972,753
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank-owned life insurance	23,539,076	23,420,089
Prepaid expenses and other assets	11,904,765	15,409,502

Total assets	$794,823,429	$787,054,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$34,574,197	$28,947,373
Interest-bearing deposits	624,057,320	623,624,462

Total deposits	658,631,517	652,571,835
Note payable	1,099,445	1,152,778
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Advances from borrowers for taxes and insurance	13,986,017	11,212,923
Accrued expenses and other liabilities	17,157,021	15,835,317

Total liabilities	725,874,000	715,772,853

Stockholders’ equity
Serial preferred stock, none issued	—	—
Common stock, $.01 par value, 65,000,000 shares authorized; 26,142,443 shares issued	261,424	261,424
Additional paid-in capital	100,664,015	100,543,717
Accumulated deficit	(27,366,533)	(24,788,778)
Accumulated other comprehensive loss	(772,330)	(897,235)
Treasury stock at cost, 472,725 shares	(3,837,147)	(3,837,147)

Total stockholders’ equity	68,949,429	71,281,981

Total liabilities and stockholders’ equity	$794,823,429	$787,054,834

See Notes to the Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Interest and dividends income
Loans	$7,183,747	$7,656,063	$14,288,014	$15,788,373
Mortgage-backed securities	65,918	466,463	115,639	927,791
Federal Home Loan Bank stock dividends	129,164	129,164	256,924	272,894
Securities	14,125	45,519	38,342	140,922
Federal funds sold and interest-bearing deposits	88,388	60,790	180,886	81,116

Total interest and dividends income	7,481,342	8,357,999	14,879,805	17,211,096

Interest expense
Deposits	1,783,133	2,346,834	3,732,180	5,013,292
Long-term borrowings	272,180	903,883	544,620	1,814,952

Total interest expense	2,055,313	3,250,717	4,276,800	6,828,244

Net interest income	5,426,029	5,107,282	10,603,005	10,382,852
Provision for loan losses	1,966,000	4,500,000	3,466,000	7,300,000

Net interest income after provision for loan losses	3,460,029	607,282	7,137,005	3,082,852

Non-interest income
Service charges and other fees	205,860	188,229	384,678	360,695
Gain on sale of mortgage loans	2,129,177	2,517,991	3,956,613	6,265,984
Income (loss) from mortgage servicing fees	(322,155)	42,219	(1,139,426)	(1,291,478)
Gain on sale of SBA loans	—	—	221,218	—
Increase in cash surrender value of bank-owned life insurance	56,288	68,255	118,987	143,622
Gain (loss) on real estate owned	(384,069)	(57,554)	(243,957)	(223,130)
Provision for real estate owned losses	(805,423)	(479,310)	(874,823)	(725,310)
Other, net	246,463	329,525	373,970	567,728

Total non-interest income	1,126,141	2,609,355	2,797,260	5,098,111

Non-interest expense
Compensation and benefits	2,732,389	2,450,454	5,627,087	4,886,445
Office occupancy and equipment	564,384	653,673	1,163,294	1,360,646
FDIC Insurance	426,732	621,407	855,431	1,227,684
Professional and legal	130,000	128,579	245,000	248,482
Outside services	617,404	508,741	1,113,071	926,024
Maintenance contracts	222,523	201,968	418,857	335,510
Franchise tax	225,427	181,524	450,855	363,048
Real estate owned and collection expense	783,512	622,744	1,397,371	1,359,309
Other	640,958	604,650	1,266,233	1,194,523

Total non-interest expense	6,343,329	5,973,740	12,537,199	11,901,671

Income (loss) before federal income taxes	(1,757,159)	(2,757,103)	(2,602,934)	(3,720,708)
Federal income tax provision (benefit)	—	952,825	(25,178)	607,633

Net income (loss)	$(1,757,159)	$(3,709,928)	$(2,577,756)	$(4,328,341)

Basic earnings (loss) per share	$(0.07)	$(0.14)	$(0.10)	$(0.17)

Diluted earnings (loss) per share	$(0.07)	$(0.14)	$(0.10)	$(0.17)

Dividend declared per common share	$—	$—	$—	$—

See Notes to the Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Operating activities:
Net loss	$(2,577,756)	$(4,328,341)
Adjustments to reconcile net income to net cash flow from operating activities
Amortization of premium on mortgage-backed securities	21,287	127,694
Depreciation and amortization	355,372	384,470
Provision for loan losses	3,466,000	7,300,000
(Gain) loss on the sale of loans receivable held for sale	(3,383,819)	(3,691,269)
Gain on the sale of SBA loans	(221,218)	—
Impairment of mortgage loan servicing rights	683,076	465,085
Provision for real estate owned losses	874,823	725,310
Accretion of deferred loan origination fees, net	(280,371)	(302,886)
(Gain) loss on disposal of real estate owned, net	243,957	223,130
Market adjustment for loans held for sale	(37,818)	217,349
Change in fair value of mortgage banking derivatives	(534,976)	264,849
Stock compensation	120,300	158,052
Change in accrued interest on securities, loans, and borrowings, net	176,641	74,113
Proceeds from loans receivable held for sale	145,077,380	239,891,674
Origination of loans receivable held for sale, net	(141,869,996)	(241,668,609)
Earnings on cash surrender value of bank-owned life insurance	(118,987)	(143,622)
Net change in other assets and other liabilities	6,046,308	8,555,783

Net cash from operating activities	8,040,203	8,252,782

Investing activities:
Loan repayments and originations, net	(7,451,042)	14,584,364
Principal repayments on mortgage-backed securities available for sale	1,343,649	7,909,174
Purchase of mortgage-backed securities available for sale	(13,805,028)	(5,138,782)
Purchase of securities available for sale	(5,000,000)	(29,999,831)
Calls of securities available for sale	8,950,000	33,000,000
Additions to office properties and equipment, net	(184,840)	(302,952)
Proceeds from sale of real estate owned	1,886,183	2,609,821

Net cash from investing activities	(14,261,078)	22,661,794

Financing activities:
Net increase (decrease) in demand deposits, NOW, and passbook savings	14,047,344	14,929,404
Net increase (decrease) in time deposits	(7,987,662)	(53,480,693)
Repayment of note payable	(53,333)	(53,333)
Net increase (decrease) in advances from borrowers for taxes and insurance	2,773,094	8,608,341

Net cash from financing activities	8,779,443	(29,996,281)

Net increase in cash and cash equivalents	2,558,568	918,295
Cash and cash equivalents at beginning of period	149,291,405	130,042,946

Cash and cash equivalents at end of period	$151,849,973	$130,961,241

Supplemental disclosures of cash flow information:
Cash payments of interest	$4,249,373	$7,027,600
Supplemental noncash investing activity:
Transfer of loans to real estate owned	$4,662,793	$3,423,103

See Notes to the Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended

December 31, 2011 and 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

The accounting and reporting policies of PVF Capital Corp. (“the Company”) conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and general industry practice. The Company’s principal subsidiary, Park View Federal Savings Bank (“the Bank”) is primarily engaged in the business of offering deposits through the issuance of savings accounts, money market accounts, and certificates of deposit and lending funds primarily for the purchase, construction, and improvement of real estate in Cuyahoga, Summit, Geauga, Lake, Medina, Lorain and Portage Counties, Ohio. The deposit accounts of the Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). The following is a description of the significant policies which the Company follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, PVF Service Corporation (“PVFSC”), Mid Pines Land Company, PVF Holdings, Inc., PVF Mortgage Corp. and PVF Community Development Corp. PVFSC owns certain premises and leases them to the Bank. Mid Pines Land Company, PVF Holdings, Inc., PVF Mortgage Corp. and PVF Community Development Corp. did not have any significant assets or activity as of or for the periods presented. The Company also created PVF Capital Trust and PVF Capital Trust II for the sole purpose of issuing trust preferred securities. PVF Capital Trust and PVF Capital Trust II are not included in consolidation because these trusts are variable interest entities and the Company is not the primary beneficiary. All significant intercompany transactions and balances are eliminated in consolidation.

PVFSC and the Bank have entered into various nonconsolidated joint ventures that own real estate, including properties leased to the Bank. The Bank has created a limited liability company, Crock, LLC that has taken title to property acquired through or in lieu of foreclosure.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The allowance for loan losses, valuation of mortgage servicing rights, fair value of mortgage banking derivatives, valuation of loans held for sale, fair value of securities, valuation of real estate owned, and the realizability of deferred tax assets are particularly susceptible to change.

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

PART I — FINANCIAL INFORMATION

Interest income on mortgage and commercial loans is discontinued at the time the loan is greater than 90 days delinquent, unless the loan is well-secured with a loan to value ratio of 60% or less and in the process of collection. Interest income on consumer loans is discontinued at the time the loan is greater than 90 days delinquent. Consumer loans that become 180 days or more past due will be classified as loss and charged off. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due greater than 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level to absorb probable incurred losses in the portfolio as of the balance sheet date. The adequacy of the allowance for loan losses is periodically evaluated by the Company based upon the overall portfolio composition and general market conditions as well as information about specific borrower situations and estimated collateral values. While management uses the best information available to make these evaluations, future adjustments to the allowance may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience, adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 18 months. During the period ended December 31, 2010, the Company changed the loss history period to 18 months from 12 months. This change was made to capture more appropriately over a longer period of time the Company’s recent loss experience under the current adverse economic conditions. If the 12 month historical loss experience factor was used instead of 18 months, periods with larger losses would have been excluded from this experience factor resulting in a significant downward fluctuation in the required general reserves, which management did not feel was either prudent or representative of probable incurred losses. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

PART I — FINANCIAL INFORMATION

The loan portfolio segments include one-to-four family, one-to-four family construction, multi-family, commercial real estate, land, commercial and industrial, Small Business Administration (“SBA”), and consumer loans. One-to-four family, one-to-four family construction, and consumer loans rely on the historic cash flows of individual borrowers and on the real estate securing the loan. Multi-family, commercial real estate, land, SBA, and the commercial and industrial segments are comprised of loans with a reliance on historic cash flows of small business borrowers and of small scale investors, as well as of the underlying real estate projects or of the land. The underwriting criteria across all segments consider the risk attributes associated with weak local economic conditions and a weak real estate market.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Certain loans to borrowers experiencing financial difficulty can be modified as troubled debt restructurings and are classified as impaired. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the following: on whether the borrower is or will be in payment default on any of his or her debt in the foreseeable future without the modification; or whether there is a potential for a bankruptcy filing; or whether there is a going-concern issue; or whether the borrower is unable to secure financing elsewhere. This evaluation is performed under the Company’s internal underwriting policy.

Generally, accruing loans which have one or more of its terms modified in response to financial difficulties of the borrower, but remain payment current, are considered troubled debt restructurings on accrual status and performing. Loans that are classified as nonperforming, which have one or more of its terms modified in response to financial difficulties of the borrower, need to remain payment current for a minimum of 180 days under the terms of the restructuring. Only after satisfactory payment history has been re-established can the loan be moved to accrual status.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the respective loan’s effective rate at inception. The Company records impairments associated with troubled debt restructurings as specific allocations to the Allowance. If a troubled debt restructure is paid off, the associated specific allocation is released back into the general Allowance. For troubled debt restructurings considered to be collateral dependent , the loan is reported net, at the fair value of collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment and accordingly, they are not separately identified for impairment disclosure purposes.

PART I — FINANCIAL INFORMATION

The Company’s loan portfolio is primarily secured by real estate. Collection of real estate secured loans in the portfolio is dependent on court proceedings, and as a result, loans may remain past due for an extended period before being collected, transferred to other real estate owned, or charged off. Charge-offs are recorded after the foreclosure process is complete for any deficiency between the Company’s recorded investment in the loan and the fair value of the real estate acquired or sold, to the extent that such a deficiency exists.

Historically, the Company recognized specific impairment on individual loans through the utilization of a specific valuation allowance, but did not charge off the impaired loan amount until the loan was disposed and removed from the loan accounting system. During the quarter ended December 31, 2011, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing the ability to track the legal contractual amounts. As such, during the quarter ended December 31, 2011, the Company charged off those principal loan amounts which had previously been specifically impaired through a specific valuation allowance and continued to be carried in loans outstanding. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the period and reducing the allowance for loan losses associated with specific reserves. Since these charge-offs associated with the implementation of this loan accounting system were previously specifically reserved and included in the Company’s historical loss factors, the allowance for loan losses did not need to be replenished after recording these charge-offs.

PART I — FINANCIAL INFORMATION

NOTE 2 — SECURITIES

As of December 31, and June 30, 2011, the amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	00000000	00000000	00000000	00000000
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC structured notes	$3,000,000	$5,400	$—	$3,005,400
FNMA structured notes	2,000,000	11,800	—	2,011,800

Total	$5,000,000	$17,200	$—	$5,017,200

	00000000	00000000	00000000	00000000
	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC structured notes	$3,000,000	$—	$(6,000)	$2,994,000
FNMA structured notes	5,950,000	2,674	—	5,952,674

Total	$8,950,000	$2,674	$(6,000)	$8,946,674

The amortized cost and fair value of securities available-for-sale, by contractual maturity, are shown below:

	December 31, 2011
	Amortized Cost	Fair Value
One to five years	$5,000,000	$5,017,200

Total	$5,000,000	$5,017,200

	June 30, 2011
	Amortized Cost	Fair Value
Five to ten years	$8,950,000	$8,946,674

Total	$8,950,000	$8,946,674

The Federal Home Loan Mortgage Corporation (“FHLMC”) structured note held at December 31, 2011 is callable on March 29, 2012 and quarterly thereafter, has multiple coupon resets and matures on September 29, 2016. The Fannie Mae (“FNMA”) structured note held at December 31, 2011 is callable on November 9, 2012 and quarterly thereafter, has multiple coupon resets and matures on November 9, 2016. There were no securities available for sale with unrealized losses at December 31, 2011. At June 30, 2011, gross unrealized losses were in a loss position for less than 12 months. No impairment were recognized since the investments were issued by U.S. government sponsored entities and believed to be of high credit quality, with the decline in fair value largely due to changes in market interest rates.

PART I — FINANCIAL INFORMATION

The fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31, and June 30, 2011 are summarized as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC mortgage-backed securities	$11,388,330	$107,143	$—	$11,495,473
FNMA mortgage-backed securities	6,062,148	20,777		6,082,925

Total	$17,450,478	$127,920	$—	$17,578,398

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC mortgage-backed securities	$5,012,927	$4,537	$(45,343)	$4,972,121

Total	$5,012,927	$4,537	$(45,343)	$4,972,121

These mortgage-backed securities are backed by residential mortgage loans and do not mature on a single maturity date.

There were no mortgage-backed securities with unrealized losses at December 31, 2011. At June 30, 2011, gross unrealized losses on mortgage-backed securities were in a loss position for less than 12 months. All of the Company’s holdings of mortgage-backed securities were issued by U.S. government sponsored enterprises. Unrealized losses on mortgage-backed securities were not recognized into income, because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have the intent to sell these mortgage-backed securities and it was likely that it would not be required to sell the securities before their anticipated recovery. The Company did not consider these securities to be other than temporarily impaired at June 30, 2011.

PART I — FINANCIAL INFORMATION

NOTE 3 — LOANS RECEIVABLE

Loans receivable at December 31, and June 30, 2011 consisted of the following:

	December 31, 2011	June 30, 2011

One-to-Four Family Loans:
1-4 Family Owner Occupied	$58,779,361	$65,501,675
1-4 Family Non-Owner Occupied	39,050,346	39,705,016
1-4 Family Second Mortgage	30,602,949	32,897,907
Home Equity Lines of Credit	68,497,420	71,947,078
Home Equity Investment Lines of Credit	6,194,795	8,031,953
One-to-Four Family Construction Loans:
1-4 Family Construction	1,051,547	1,135,786
1-4 Family Construction Models/Speculative	2,833,028	5,140,560
Multi-Family Loans:
Multi-Family	49,940,792	50,294,026
Multi-Family Second Mortgage	408,155	421,489
Multi-Family Construction	2,781,628	1,593,981
Commercial Real Estate Loans:
Commercial	200,747,460	195,318,830
Commercial Second Mortgage	6,254,852	8,187,212
Commercial Lines of Credit	13,614,785	17,020,580
Commercial Construction	983,213	4,236,607
Commercial and Industrial Loans	43,430,572	30,721,403
Land Loans:
Lot Loans	21,066,800	22,924,077
Acquisition and Development Loans	18,230,284	23,022,620
Consumer Loans	400,265	162,266

Total loans receivable	564,868,252	578,263,066

Net deferred loan origination fees	(832,440)	(984,136)
Allowance for loan losses	(17,515,155)	(29,996,893)

Total loans receivable, net	$546,520,657	$547,282,037

A summary of the changes in the allowance for loan losses for the three and six months ended December 31, 2011, and 2010, respectively, is as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Beginning balance	$29,553,164	$32,629,425	$29,996,893	$31,519,466
Provision for loan losses	1,966,000	4,500,000	3,466,000	7,300,000
Loans charged-off	(14,234,517)	(5,952,302)	(16,204,037)	(7,642,343)
Recoveries	230,508	315,874	256,299	315,874

Ending balance	$17,515,155	$31,492,997	$17,515,155	$31,492,997

PART I — FINANCIAL INFORMATION

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2011:

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Beginning balance at September 30, 2011	$7,858,667	$1,196,984	$1,170,228	$8,338,763	$2,129,697	$8,590,912	$267,912	$29,553,163
Provision for loan losses	2,262,212	182,120	438,726	(752,786)	(113,432)	(178,528)	127,688	1,966,000
Charge-offs	(4,252,275)	(848,596)	(368,828)	(2,160,663)	(508,173)	(6,095,981)	—	(14,234,516)
Recoveries	35,526	—	—	85,699	51,931	57,352	—	230,508

Ending balance at December 31, 2011	$5,904,130	$530,508	$1,240,126	$5,511,013	$1,560,023	$2,373,755	$395,600	$17,515,155

The following table presents activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2011:

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Beginning balance at June 30, 2011	$8,841,454	$1,266,740	$1,767,336	$8,458,942	$1,663,894	$7,891,305	$107,222	$29,996,893
Provision for loan losses	1,750,818	221,686	78,280	197,111	380,225	549,502	288,378	3,466,000
Charge-offs	(4,728,433)	(957,918)	(605,490)	(3,250,011)	(537,782)	(6,124,403)	—	(16,204,037)
Recoveries	40,291	—	—	104,971	53,686	57,351	—	256,299

Ending balance at December 31, 2011	$5,904,130	$530,508	$1,240,126	$5,511,013	$1,560,023	$2,373,755	$395,600	$17,515,155

PART I — FINANCIAL INFORMATION

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2011. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees, but excludes accrued interest receivable which is not considered to be material.

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,377,084	$101,716	$—	$402,960	$336,389	$266,685	$—	$2,484,834
Collectively evaluated for impairment	4,527,046	428,792	1,240,126	5,108,053	1,223,634	2,107,070	395,600	15,030,321

Total ending allowance balance	$5,904,130	$530,508	$1,240,126	$5,511,013	$1,560,023	$2,373,755	$395,600	$17,515,155

Loans
Loans individually evaluated for impairment	$15,620,249	$1,455,061	$638,899	$17,322,089	$7,085,529	$6,515,581	$—	$48,637,408
Loans collectively evaluated for impairment	187,205,279	2,423,789	52,413,379	203,951,651	36,281,039	32,723,592	399,675	515,398,404

Total ending loans balance	$202,825,528	$3,878,850	$53,052,278	$221,273,740	$43,366,568	$39,239,173	$399,675	$564,035,812

PART I — FINANCIAL INFORMATION

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2011. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees, but excludes accrued interest receivable which is not considered to be material.

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$3,493,542	$935,146	$117,896	$2,418,681	$768,973	$5,300,754	$—	$13,034,992
Collectively evaluated for impairment	5,347,912	331,594	1,649,440	6,040,261	894,921	2,590,551	107,222	16,961,901

Total ending allowance balance	$8,841,454	$1,266,740	$1,767,336	$8,458,942	$1,663,894	$7,891,305	$107,222	$29,996,893

Loans
Loans individually evaluated for impairment	$18,840,326	$3,172,208	$2,512,380	$22,317,320	$3,196,592	$14,439,251	$—	$64,478,077
Loans collectively evaluated for impairment	198,872,152	3,093,457	49,708,091	202,063,387	27,472,527	31,429,250	161,989	512,800,853

Total ending loans balance	$217,712,478	$6,265,665	$52,220,471	$224,380,707	$30,669,119	$45,868,501	$161,989	$577,278,930

PART I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 and the average recorded investment and interest income recognized by class for the six months ended December 31, 2011:

	December 31, 2011
	Unpaid Principal Balance (1)	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$4,127,635	$4,121,552	$—	$5,777,675	$102,434	$102,434
1-4 Family Non-Owner Occupied	9,794,159	5,972,547	—	3,322,868	7,726	7,726
1-4 Family Second Mortgage	1,721,543	1,509,445	—	1,356,011	632	632
Home Equity Lines of Credit	931,227	929,855	—	888,297	1,865	1,865
Home Equity Investment Lines of Credit	195,615	195,327	—	212,873	4,205	4,205
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	1,780,693	929,473	—	427,660	2,197	2,197
Multi-Family Loans:
Multi-Family	1,009,214	638,899	—	1,029,494	—	—
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	10,315,938	8,351,813	—	7,345,661	25,577	25,577
Commercial Second Mortgage	161,611	133,314	—	424,784	—	—
Commercial Lines of Credit	4,650,965	4,644,111	—	3,387,082	2,186	2,186
Commercial Construction	828,491	643,587	—	460,784	—	—
Commercial and Industrial Loans	6,138,581	5,385,826	—	3,166,703	—	—
Land Loans:
Lot Loans	4,406,980	3,210,086	—	1,838,732	1,428	1,428
Acquisition and Development Loans	7,840,884	2,923,748	—	1,157,537	8,370	8,370
Consumer Loans	—	—	—	—	616	616

Total with no related allowance recorded	$53,903,536	$39,589,583	$—	$30,796,161	$157,236	$157,236

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$—	$—		$772,054	$719	$719
1-4 Family Non-Owner Occupied	119,114	118,938	1,900	3,204,972	3,565	3,565
1-4 Family Second Mortgage	—	—		240,977	—	—
Home Equity Lines of Credit	2,183,981	2,180,763	936,094	2,258,970	—	—
Home Equity Investment Lines of Credit	592,696	591,823	439,090	427,380	1,286	1,286
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—		—	—	—
1-4 Family Construction Models/Speculative	526,363	525,588	101,716	2,067,299	—	—
Multi-Family Loans:
Multi-Family	—	—	—	245,475	—	—
Multi-Family Second Mortgage	—	—	—	—	1,660	1,660
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	3,358,796	3,353,847	207,254	6,108,217	6,936	6,936
Commercial Second Mortgage	—	—	—	45,627	—	—
Commercial Lines of Credit	195,706	195,418	195,706	65,139	—	—
Commercial Construction	—	—	—	2,097,742	—	—
Commercial and Industrial Loans	1,702,211	1,699,703	336,389	2,204,063	2,920	2,920
Land Loans:
Lot Loans	382,310	381,746	266,685	2,183,454	8,805	8,805
Acquisition and Development Loans	—	—	—	6,550,927	24,176	24,176
Consumer Loans	—	—	—	—	—	—

Total with an allowance recorded	$9,061,177	$9,047,826	$2,484,834	$28,472,296	$50,067	$50,067

Total loans evaluated for impairment	$62,964,713	$48,637,409	$2,484,834	$59,268,457	$207,303	$207,303

(1)	There are $19.0 million of loans individually identified for impairment accruing interest.

PART I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

	June 30, 2011
	Unpaid Principal Balance (1)	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$7,132,500	$7,120,361	$—
1-4 Family Non-Owner Occupied	1,157,145	1,155,176	—
1-4 Family Second Mortgage	1,045,287	1,043,508	—
Home Equity Lines of Credit	941,437	939,835	—
Home Equity Investment Lines of Credit	133,906	133,678	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Speculative	177,211	176,909	—
Multi-Family Loans:
Multi-Family	2,147,835	2,144,180	—
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	6,441,158	6,430,196	—
Commercial Second Mortgage	571,473	570,500	—
Commercial Lines of Credit	2,903,227	2,898,286	—
Commercial Construction	370,000	369,370	—
Commercial and Industrial Loans	1,561,184	1,558,527	—
Land Loans:
Lot Loans	965,760	964,116	—
Acquisition and Development Loans	439,972	439,224	—
Consumer Loans	—	—	—

Total with no related allowance recorded	$25,988,095	$25,943,866	$—

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$688,987	$687,815	$198,181
1-4 Family Non-Owner Occupied	4,885,942	4,877,627	2,024,076
1-4 Family Second Mortgage	266,872	266,418	266,872
Home Equity Lines of Credit	2,274,632	2,270,761	954,907
Home Equity Investment Lines of Credit	345,735	345,147	49,506
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Speculative	3,000,405	2,995,299	935,146
Multi-Family Loans:
Multi-Family	368,828	368,200	117,896
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	8,617,625	8,602,959	1,367,503
Commercial Second Mortgage	—	—	—
Commercial Lines of Credit	—	—	—
Commercial Construction	3,451,883	3,446,009	1,051,178
Commercial and Industrial Loans	1,640,858	1,638,065	768,973
Land Loans:
Lot Loans	2,976,902	2,971,835	867,189
Acquisition and Development Loans	10,081,233	10,064,076	4,433,565
Consumer Loans	—	—	—

Total with an allowance recorded	$38,599,902	$38,534,211	$13,034,992

(1)	There are $14.2 million of loans individually identified for impairment accruing interest.

PART I — FINANCIAL INFORMATION

The average recorded investment in impaired loans for the six month period ended December 31, 2010 amounted to $66,255,229. Interest recognized on impaired loans, while considered impaired in the period, was not material.

Past Due and Non-Accrual Loans

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, and June 30, 2011. Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	December 31, 2011		June 30, 2011
	Nonaccrual(1)	Loans Past Due Over 90 Days Still Accruing(2)	Nonaccrual(1)	Loans Past Due Over 90 Days Still Accruing(2)
One-to-Four Family Loans:
1-4 Family Owner Occupied	$4,146,703	$—	$4,456,920	$—
1-4 Family Non-Owner Occupied	2,858,514	—	5,497,907	—
1-4 Family Second Mortgage	595,953	—	225,705	—
Home Equity Lines of Credit	3,110,617	—	3,061,315	—
Home Equity Investment Lines of Credit	787,150	—	478,825	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—
1-4 Family Construction Models/Speculative	930,724	449,337	2,646,740	—
Multi-Family Loans:
Multi-Family	336,578	—	2,204,456	—
Multi-Family Second Mortgage	—	—	—	—
Multi-Family Construction	—	—	—	—
Commercial Real Estate Loans:
Commercial	4,756,418	—	9,902,065	—
Commercial Second Mortgage	133,355	—	570,500	—
Commercial Lines of Credit	3,557,936	—	1,616,987	—
Commercial Construction	643,857	—	3,815,379	—
Commercial and Industrial Loans	687,095	—	1,522,402	—
Land Loans:
Lot Loans	4,170,799	—	3,758,906	—
Acquisition and Development Loans	2,930,979	172,246	10,503,299	—
Consumer Loans	—	—	—	—

Total	$29,646,678	$621,583	$50,261,406	$—

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.
(2)	At December 31, and June 30, 2011, the Company had balances of approximately $4.2 million and $2.3 million, respectively, in loans contractually past maturity but not considered past due as a result of their payment status being current.

PART I — FINANCIAL INFORMATION

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loan. Performing loans are accruing loans less than 90 days past due. Nonperforming loans are all loans not accruing or greater than 90 days past due and accruing. At December 31, 2011, the Company had a balance of approximately $4.2 million in loans that were contractually past maturity but were not considered past due as a result of the payment status being current.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Performing Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$1,731,220	$92,737	$—	$1,823,957	$52,747,229	$54,571,186
1-4 Family Non-Owner Occupied	61,408	77,621	—	139,029	35,995,255	36,134,284
1-4 Family Second Mortgage	—	42,199	—	42,199	29,919,697	29,961,896
Home Equity Lines of Credit	451,537	149,772	—	601,309	64,684,550	65,285,859
Home Equity Investment Lines of Credit	109,907		—	109,907	5,288,608	5,398,515
One-to-Four Family Construction Loans:
1-4 Family Construction	—		—	—	1,049,997	1,049,997
1-4 Family Construction Models/Speculative	—	—	449,337	449,337	1,448,793	1,898,130
Multi-Family Loans:
Multi-Family	—	—	—	—	49,530,617	49,530,617
Multi-Family Second Mortgage	—	—	—	—	407,554	407,554
Multi-Family Construction	—	—	—	—	2,777,529	2,777,529
Commercial Real Estate Loans:
Commercial	107,696	—	—	107,696	193,076,213	193,183,909
Commercial Second Mortgage	—	—	—	—	6,112,279	6,112,279
Commercial Lines of Credit	—	—	—	—	10,036,785	10,036,785
Commercial Construction	—	—	—	—	337,907	337,907
Commercial and Industrial Loans	44,084	—	—	44,084	40,290,327	40,334,411
Land Loans:						—
Lot Loans	503,824	—	—	503,824	10,661,201	11,165,025
Acquisition and Development Loans	—	—	172,246	172,246	25,631,330	25,803,576
Consumer Loans	—	—		—	399,675	399,675

Total Performing Loans	$3,009,676	$362,329	$621,583	$3,993,588	$530,395,546	$534,389,134

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$62,659	$179,620	$3,282,419	$3,524,698	$596,854	$4,121,552
1-4 Family Non-Owner Occupied	—	59,936	2,229,835	2,289,771	568,742	2,858,513
1-4 Family Second Mortgage	—	—	554,186	554,186	41,767	595,953
Home Equity Lines of Credit	63,688	—	2,951,727	3,015,415	95,202	3,110,617
Home Equity Investment Lines of Credit	—	92,663	499,160	591,823	195,327	787,150
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	809,376	809,376	121,348	930,724
Multi-Family Loans:				—
Multi-Family	—	—	336,578	336,578	—	336,578
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:				—
Commercial	—	380,394	2,041,910	2,422,304	836,324	3,258,628
Commercial Second Mortgage	—	—	133,355	133,355	—	133,355
Commercial Lines of Credit	—	—	3,557,936	3,557,936	—	3,557,936
Commercial Construction	—	—	643,857	643,857	—	643,857
Commercial and Industrial Loans	—	—	2,895,224	2,895,224	136,932	3,032,156
Land Loans:				—
Lot Loans	—	34,383	3,156,471	3,190,854	157,825	3,348,679
Acquisition and Development Loans	—	—	1,878,021	1,878,021	1,052,959	2,930,980
Consumer Loans	—	—	—	—	—	—

Total Nonperforming Loans	126,347	746,996	24,970,055	25,843,398	3,803,280	29,646,678

Total Loans	$3,136,023	$1,109,325	$25,591,638	$29,836,986	$534,198,826	$564,035,812

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

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Performing Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$542,399	$288,485	$—	$830,884	$60,102,395	$60,933,279
1-4 Family Non-Owner Occupied	1,435,901	491,638	—	1,927,539	32,211,997	34,139,536
1-4 Family Second Mortgage	223,182	492,543	—	715,725	31,900,488	32,616,213
Home Equity Lines of Credit	88,971	98,347	—	187,318	68,576,001	68,763,319
Home Equity Investment Lines of Credit	82,077	—	—	82,077	7,457,381	7,539,458
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	1,133,853	1,133,853
1-4 Family Construction Models/Speculative	—	525,467	—	525,467	1,959,605	2,485,072
Multi-Family Loans:
Multi-Family	—	—	—	—	48,003,975	48,003,975
Multi-Family Second Mortgage	—	—	—	—	420,772	420,772
Multi-Family Construction	—	—	—	—	1,591,268	1,591,268
Commercial Real Estate Loans:
Commercial	1,602,314	270,619	—	1,872,933	183,211,422	185,084,355
Commercial Second Mortgage	—	—	—	—	7,602,778	7,602,778
Commercial Lines of Credit	1,699,973	—	—	1,699,973	13,674,653	15,374,626
Commercial Construction	—	—	—	—	414,018	414,018
Commercial and Industrial Loans	422,568	—	—	422,568	28,724,148	29,146,716
Land Loans:
Lot Loans	1,160,748	135,812	—	1,296,560	17,829,597	19,126,157
Acquisition and Development Loans	658,166	159,713	—	817,879	11,662,261	12,480,140
Consumer Loans					161,989	161,989

Total Performing Loans	$7,916,299	$2,462,624	$—	$10,378,923	$516,638,601	$527,017,524

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$—	$93,565	$4,012,589	$4,106,154	$350,766	$4,456,920
1-4 Family Non-Owner Occupied	435,800	627,040	4,141,259	5,204,099	293,809	5,497,908
1-4 Family Second Mortgage	—	—	141,746	141,746	83,958	225,704
Home Equity Lines of Credit	—	195,424	2,721,596	2,917,020	144,295	3,061,315
Home Equity Investment Lines of Credit	—	—	386,183	386,183	92,642	478,825
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	2,525,098	2,525,098	121,642	2,646,740
Multi-Family Loans:
Multi-Family	—	—	2,204,456	2,204,456	—	2,204,456
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	708,806	1,043,705	7,311,487	9,063,998	838,067	9,902,065
Commercial Second Mortgage	—	—	570,500	570,500	—	570,500
Commercial Lines of Credit	—	—	1,489,641	1,489,641	127,346	1,616,987
Commercial Construction	—	—	3,815,379	3,815,379	—	3,815,379
Commercial and Industrial Loans	998,298	—	200,418	1,198,716	323,686	1,522,402
Land Loans:
Lot Loans	357,415	—	3,401,491	3,758,906	—	3,758,906
Acquisition and Development Loans	—	—	8,383,675	8,383,675	2,119,624	10,503,299
Consumer Loans	—	—	—	—	—	—

Total Nonperforming Loans	2,500,319	1,959,734	41,305,518	45,765,571	4,495,835	50,261,406

Total Loans	$10,416,618	$4,422,358	$41,305,518	$56,144,494	$521,134,436	$577,278,930

PART I — FINANCIAL INFORMATION

Troubled Debt Restructurings:

Included in loans individually impaired are loans with recorded investment of $17,166,030 and $15,883,869 for which the Company has allocated $257,468 and $ 443,705 of specific reserves to customers whose terms have been modified in troubled debt restructurings as of December 31, and June 30, 2011, respectively. Included in troubled debt restructurings are $2,568,020 and $3,041,051 of restructured loans on nonaccrual at December 31, and June 30, 2011, respectively. There are no commitments to lend additional amounts at December 31, and June 30, 2011.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in troubled debt restructurings as of December 31, 2011 and June 30, 2011:

	Number of Loans	Outstanding Recorded Investment 12/31/2011	Number of Loans	Outstanding Recorded Investment 6/30/2011
Troubled Debt Restructurings
One-to-Four Family Loans:
1-4 Family Owner Occupied	20	$3,776,364	19	$3,706,744
1-4 Family Non-Owner Occupied	15	1,243,610	15	1,355,137
1-4 Family Second Mortgage	5	915,149	5	922,159
Home Equity Lines of Credit	1	63,782	3	263,241
Home Equity Investment Lines of Credit	0	—	0	—
One-to-Four Family Construction Loans:
1-4 Family Construction
1-4 Family Construction Models/Speculative
Multi-Family Loans:
Multi-Family	1	303,312	1	308,448
Multi-Family Second Mortgage
Multi-Family Construction
Commercial Real Estate Loans:
Commercial	10	8,579,290	9	7,888,487
Commercial Second Mortgage	0	—	0	—
Commercial Lines of Credit	0	—	0
Commercial Construction	0	—	0
Commercial and Industrial Loans	4	184,367	2	156,169
Land Loans:
Lot Loans
Acquisition and Development Loans	2	2,100,156	1	1,283,484
Consumer Loans

Total	58	$17,166,030	55	$15,883,869

The summary of activity for trouble debt restructured loans for the three- and six-month periods ending December 31, 2011 is as follows:

	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011
Troubled Debt Restructurings:
Beginning balance	$15,964,012	$15,883,869
Additions	2,423,648	2,763,159
Charge-Offs	(929,488)	(929,488)
Payoffs or Paydowns	(292,142)	(551,510)

Ending balance	$17,166,030	$17,166,030

PART I — FINANCIAL INFORMATION

During the period ended December 31, 2011, the terms of certain loans to borrowers experiencing financial difficulty were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three- and six-month periods ended December 31, 2011. All modifications during these periods involved a reduction of the stated interest rate of the loan and were for periods ranging from 12 months to 24 months. No maturity dates were extended in these modifications.

	Three Months ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
1-4 Family Non-Owner Occupied	1	$106,976	$106,976
Commercial Real Estate	2	2,393,393	1,500,000
Acquisition and Development	1	816,672	816,672

Total	4	$3,317,041	$2,423,648

	Six Months ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
1-4 Family Non-Owner Occupied	1	$106,976	$106,976
Commercial Real Estate	3	2,437,542	1,544,149
Commercial Second Mortgage	1	295,362	295,362
Acquisition and Development	1	816,672	816,672

Total	6	$3,656,552	$2,763,159

The troubled debt restructurings increased the allowance for loan losses by $36,395 and resulted in $893,393 of charge offs during the period ended December 31, 2011.

PART I — FINANCIAL INFORMATION

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ended December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
1-4 Family Non-Owner Occupied	16	$1,347,186	$1,347,186

Total	16	$1,347,186	$1,347,186

For the purpose of this disclosure, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted did not result in increasing the allowance for loan losses or result in charge offs during the period ended December 31, 2011.

Credit Quality Indicators:

The Company categorizes loans into risk strata based on relevant borrower information about the ability to service debt. This information includes a review of current financial information, historic payment experience, credit documentation, relevant public information and other factors, as determined by credit underwriting guidelines. Through its analysis of individual borrowers, the Company classifies each loan as to credit risk. All loans considered non-homogeneous, specifically those that are deemed commercial and industrial or commercial real estate loans, are subject to review by the Company, regardless of loan size. In practice, these loans are reviewed continually and changes to the risk rating, if necessary, occur on a quarterly basis. Loans that are considered homogeneous, or those which fall into the categories of one-to-four family loans or into consumer loans, are not individually rated annually. The payment performance of the homogeneous loans serves as the clear credit indicator of classification into the categories of pass-rated loans or into substandard, nonaccrual loans. Homogeneous loans that are less than 90 days past due are generally reported as pass-rated loans, unless related to a rated commercial and industrial or commercial real estate loan. Homogeneous loans which are greater than 90 days past due are placed on nonaccrual and rated substandard. Payment performance indicators are based on performance through December 31, 2011. The Company uses the following definitions for adverse risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that requires close attention. If left unattended, the potential weaknesses may result in further deterioration in the repayment prospects of the loan or of the institution’s credit position at a future date.

Substandard. Loans classified as substandard are protected inadequately by the current financial means of the borrower or through the liquidation of collateral pledged. Loans classified as substandard have a well-defined weakness and without substantial intervention, there is a distinct possibility that the institution may incur a loss. As a matter of practice, if the Company feels that a total loss is imminent, it designates nearly all of these loans to charge off. Accordingly, the Company uses the loan classification of doubtful, as defined hereafter, sparingly.

PART I — FINANCIAL INFORMATION

Doubtful. Loans classified as doubtful have all of the inherent weaknesses of those loans classified as substandard with the added structural weakness that the collection in full is highly unlikely. As such, this category is used sparingly by the Company.

As of December 31, 2011, and based on the most recent analysis performed by the Company, the risk category of loans by class of loans were as follows:

	Pass(1)	Special Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$54,284,762	$—	$4,407,977	$—	$58,692,739
1-4 Family Non-Owner Occupied	34,875,160	897,645	3,219,993	—	38,992,798
1-4 Family Second Mortgage	29,463,399	454,545	639,906	—	30,557,850
Home Equity Lines of Credit	64,859,369	421,899	3,115,208	—	68,396,476
Home Equity Investment Lines of Credit	5,248,317	103,916	833,433	—	6,185,666
One-to-Four Family Construction Loans:
1-4 Family Construction	1,049,997	—	—	—	1,049,997
1-4 Family Construction Models/Speculative	1,370,391	—	1,458,462	—	2,828,853
Multi-Family Loans:
Multi-Family	48,379,659	1,150,461	337,075	—	49,867,195
Multi-Family Second Mortgage	407,554	—	—	—	407,554
Multi-Family Construction	2,777,529	—	—	—	2,777,529
Commercial Real Estate Loans:
Commercial	183,107,109	7,325,085	10,019,427	—	200,451,621
Commercial Second Mortgage	6,112,082	—	133,552	—	6,245,634
Commercial Lines of Credit	6,717,039	342,855	6,534,827	—	13,594,721
Commercial Construction	336,956	—	644,808	—	981,764
Commercial and Industrial Loans	42,560,813	44,149	761,605	—	43,366,567
Land Loans:
Lot Loans	17,641,582	40,554	3,353,619	—	21,035,755
Acquisition and Development Loans	11,045,722	2,159,250	4,998,446	—	18,203,418
Consumer Loans	399,675	—	—	—	399,675

Total	$510,637,115	$12,940,359	$40,458,338	$—	$564,035,812

(1)	There are $4.9 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

PART I — FINANCIAL INFORMATION

As of June 30, 2011, and based on the most recent analysis performed by the Company, the risk category of loans by class of loans were as follows:

	Pass(1)	Special Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$59,361,176	$949,387	$5,079,636	$—	$65,390,199
1-4 Family Non-Owner Occupied	33,321,617	78,019	6,237,807	—	39,637,443
1-4 Family Second Mortgage	31,936,613	458,096	447,208	—	32,841,917
Home Equity Lines of Credit	68,342,138	421,182	3,061,314	—	71,824,634
Home Equity Investment Lines of Credit	7,099,224	395,066	523,993	—	8,018,283
One-to-Four Family Construction Loans:
1-4 Family Construction	1,133,853	—	—	—	1,133,853
1-4 Family Construction Models/Speculative	1,684,267	249,575	3,197,969	—	5,131,811
Multi-Family Loans:
Multi-Family	46,492,916	1,511,059	2,204,456	—	50,208,431
Multi-Family Second Mortgage	420,772	—	—	—	420,772
Multi-Family Construction	1,591,268	—	—	—	1,591,268
Commercial Real Estate Loans:
Commercial	171,718,953	7,150,951	16,116,516	—	194,986,420
Commercial Second Mortgage	7,602,778	—	570,500	—	8,173,278
Commercial Lines of Credit	12,683,879	402,588	3,905,146	—	16,991,613
Commercial Construction	414,018	—	3,815,379	—	4,229,397
Commercial and Industrial Loans	25,464,753	2,634,968	2,569,399	—	30,669,120
Land Loans:
Lot Loans	18,091,752	42,077	4,751,234	—	22,885,063
Acquisition and Development Loans	9,418,918	2,129,619	11,434,902	—	22,983,439
Consumer Loans	161,989	—	—	—	161,989

Total	$496,940,884	$16,422,587	$63,915,459	$—	$577,278,930

(1)	There are $9.1 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

NOTE 4 — MORTGAGE BANKING ACTIVITIES

Loans held for sale at December 31, 2011 and June 30, 2011 were $8,221,445 and $9,392,389, respectively.

The Company utilizes the fair value option for accounting for its loans held for sale. The fair value of loans held for sale exceeded the unpaid principal balance of these loans by $219,782 and $181,964 as of December 31, 2011 and June 30, 2011, respectively. The gain on loans held for sale as of December 31, 2011 was reported as gain on sale of mortgage loans on the consolidated statement of operations. Interest on loans held for sale was reported in interest income.

The Company services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the fair value of servicing rights retained on loans originated by the Company and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption “Prepaid expenses and other assets.” At December 31, 2011, the mortgage loan servicing portfolio was approximately $1.0 billion.

PART I — FINANCIAL INFORMATION

Originated mortgage servicing rights capitalized and amortized during the six months ended December 31, 2011 and 2010 were as follows:

	Six Months Ended December 31,
	2011	2010
Servicing rights:
Beginning of period	$7,519,287	$6,960,969
Additions	1,606,415	2,690,414
Amortized to expense	(1,746,032)	(2,120,838)
Valuation allowance for impairment	(683,076)	(465,085)

End of period	$6,696,594	$7,065,460

Originated mortgage servicing rights capitalized and amortized during the three months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,
	2011	2010
Servicing rights:
Beginning of period	$6,567,703	$6,153,715
Additions	1,086,152	1,521,616
Amortized to expense	(972,653)	(1,328,585)
Recovery of valuation allowance for impairment	15,392	718,714

End of period	$6,696,594	$7,065,460

Activity in the valuation allowance for mortgage servicing rights over the six months and three months ended December 31, 2011, as compared with the same periods during 2010, were as follows:

	Six months ended December 31, 2011	Six months ended December 31, 2010
Balance, beginning of period	$(304,001)	$—
Impairment charges	(698,468)	(1,183,799)
Impairment recoveries	15,392	718,714

Balance, end of period	$(987,077)	$(465,085)

	Three months ended December 31, 2011	Three months ended December 31, 2010
Balance, beginning of period	$(1,002,469)	$(1,183,799)
Impairment charges	—	—
Impairment recoveries	15,392	718,714

Balance, end of period	$(987,077)	$(465,085)

PART I — FINANCIAL INFORMATION

Mortgage banking activities for the three and six months ended December 31, 2011 and 2010, net consisted of the following:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Mortgage loan servicing fees	$635,106	$652,091	$1,289,683	$1,294,445
Amortization of mortgage loan servicing rights	(972,653)	(1,328,585)	(1,746,033)	(2,120,838)
Recovery (impairment) of mortgage loan servicing rights	15,392	718,714	(683,076)	(465,085)

Mortgage loan servicing income (loss), net	(322,155)	42,220	(1,139,426)	(1,291,478)
Changes in fair value of mortgage banking derivatives	(407,034)	(1,696,275)	572,794	(482,198)
Realized gains on sale of loans	2,536,212	4,214,265	3,383,819	6,748,182

Gain on the sale of mortgage loans	2,129,177	2,517,990	3,956,613	6,265,984

Mortgage banking activities, net	$1,807,022	$2,560,210	$2,817,187	$4,974,506

The above amounts do not include non-interest expense related to mortgage banking activities.

At December 31, and June 30, 2011, the Company had interest rate-lock commitments on $36,417,913 and $17,625,864, respectively, of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the consolidated financial statements. The fair value of these commitments as of December 31, 2011 and June 30, 2011 was estimated to be $907,776 and $231,031, respectively, which is included in accrued expenses and other liabilities in the consolidated statements of financial position. To mitigate the interest rate risk represented by these interest rate-lock commitments, the Company entered into contracts to sell mortgage loans of $26,820,600 and $21,679,521 as of December 31, 2011 and June 30, 2011, respectively. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the consolidated financial statements. The fair value of these contracts at December 31, 2011 and June 30, 2011 were estimated to be $(87,861) and $53,908 respectively. These amounts were added to (netted against) the fair value of interest rate-lock commitments recorded in prepaid and other assets. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.

NOTE 5 — STOCK BASED COMPENSATION

The 2010 Equity Incentive Plan (the “2010 Plan”) replaced the 2008 Equity Incentive Plan and all remaining available shares from the 2008 Equity Incentive Plan were available for distribution under the 2010 Plan. Generally, the Company can issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based compensation under the 2010 Plan; however, as detailed in Note 10 – Regulatory Matters, the Company currently cannot issue awards under the 2010 Plan without receiving prior approval from the Office of the Comptroller of the Currency (the “OCC”). Grants made during the current period received prior approval from the OCC. Generally, for incentive stock options, a percentage of the options awarded become exercisable on the date of grant and on each anniversary date of grant. The option period expires ten years from the date of grant, except for awards to individuals who own more than 10% of the Company’s outstanding common shares. Incentive stock options awarded to individuals owning more than 10% of the Company’s outstanding common shares may only be granted if the exercise price of such incentive stock options is at least 110% of the fair market value on the date of grant and the term of such options must expire not later than five years from the date of grant.

Previously, nonqualified stock options have been granted to directors, which vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

PART I — FINANCIAL INFORMATION

For the six months ended December 31, 2011, and 2010, compensation expense of $66,974 and $45,252, respectively, was recognized in the income statement related to the vesting of awards.

As of December 31, 2011, there was $314,298 of compensation expense related to unvested awards not yet recognized in the consolidated financial statements. The weighted-average period over which this expense is to be recognized is 1.9 years.

The aggregate intrinsic value of all options outstanding at December 31, 2011 was $0. The aggregate intrinsic value of all options that were exercisable at December 31, 2011 was $0. The Company has not issued any stock option awards to directors of the Company since the institution of the regulatory orders. Subsequent to December 31, 2011, the Company issued restricted stock awards to the directors of the Company in connection with the reinstitution of a directors’ compensation plan. This plan received prior approval from the OCC.

Options outstanding at December 31, 2011 were as follows:

	Outstanding		Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.79 to $4.42	560,200	8.73	239,870	2.37
$6.75 to $7.76	2,928	0.08	2,928	7.59
$8.32 to $13.64	195,332	2.97	171,999	10.75

Total	758,460	7.22	414,797	5.88

A summary of stock-based compensation activity for the current fiscal year is as follows:

	Three months ended December 31,2011 Total options outstanding		Six months ended December 31,2011 Total options outstanding
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding, beginning of period	623,338	$5.01	613,338	$5.07
Forfeited	(300)	4.02	(300)	4.02
Expired	(15,078)	7.05	(15,078)	7.05
Exercised	—	—	—	—
Granted	150,500	1.58	160,500	1.58

Options outstanding, end of period	758,460	$4.29	758,460	$4.29

Options exercisable, end of period	414,797	$5.88	414,797	$5.88

PART I — FINANCIAL INFORMATION

The weighted-average remaining contractual life of options outstanding as of December 31, 2011 was 7.2 years. The weighted-average remaining contractual life of vested options outstanding as of December 31 2011 was 5.8 years.

No options were exercised in the three-month periods ended December 31, 2011 and 2010, respectively.

The fair value for stock options granted during the three and six months ended December 31, 2011, which consisted of individual grants in July, August, and December 2011 and a group grant in November 2011, were determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

December 31, 2011
Expected weighted average risk-free interest rate	2.43%
Expected weighted average life (in years)	6.00
Expected volatility	34.00%
Expected dividend yield	0.00%

The weighted-average fair value of these grants was $0.78 per option. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common shares. The expected dividend yield is based on historical information.

There were 267,500 restricted shares issued to executive officers and certain other employees with a weighted average fair value of $1.87 per share at December 31, 2011. The total fair value of restricted shares issued at June 30, 2011 was $500,425. As of December 31, 2011, there was $303,537 of compensation expense related to unvested awards not yet recognized in the consolidated financial statements. The weighted-average period of time over which this expense is to be recognized was 3.3 years at December 31, 2011.

A summary of changes in the Company’s restricted shares for the six months ended December 31, 2011 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2011	219,500	$410,185
Granted	—	—
Vested	(57,167)	(106,648)
Forfeited	—	—

Nonvested at December 31, 2011	162,333	$303,537

PART I — FINANCIAL INFORMATION

There were 2,405,500 shares available for future issuance under the 2010 Plan at December 31, 2011.

PART I — FINANCIAL INFORMATION

NOTE 6 — EARNINGS PER SHARE

The following table discloses loss per share for the three and six months ended December 31, 2011 and December 31, 2010, respectively:

	Three months ended December 31,
	2011			2010
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Basic EPS
Net Income (loss)	$(1,757,159)	25,669,718	$(0.07)	$(3,709,928)	25,643,115	$(0.14)

Effect of dilutive securities - stock options and warrants	—	—	$0.00	—	—	$0.00

Diluted EPS
Net Income (loss)	$(1,757,159)	25,669,718	$(0.07)	$(3,709,928)	25,643,115	$(0.14)

	Six months ended December 31,
	2011			2010
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Basic EPS
Net Income (loss)	$(2,577,756)	25,669,718	$(0.10)	$(4,328,341)	25,642,666	$(0.17)

Effect of dilutive securities - stock options and warrants	—	—	$0.00	—	—	$0.00

Diluted EPS
Net Income (loss)	$(2,577,756)	25,669,718	$(0.10)	$(4,328,341)	25,642,666	$(0.17)

There was no dilution attributable to stock options since the Company was in a net loss position for the period. There were 753,460 and 442,758 options at December 31, 2011 and 2010, respectively, with an exercise price higher than the average stock price for the periods.

Also included for consideration in the diluted earnings per share calculation for the six-month period ended December 31, 2010 were warrants to acquire common shares issued as part of two separate exchange offerings. The warrants issued on September 3, 2009 include warrants to purchase 797,347 common shares, which expired on September 3, 2011. The warrants issued on March 16, 2010 include warrants to purchase 1,246,179 common shares and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants issued on March 16, 2010 were considered for potential dilution for the period ended December 31, 2011 but the exercise price of the warrants, $1.75 per warrant, was more than the average market price of the Company’s common shares for the period. Additionally, since the Company was in a net loss position for the period, the warrants were not dilutive.

PART I — FINANCIAL INFORMATION

NOTE 7 — FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the company has the ability to access as of the measurement date.

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

Loans held for sale at fair value. The fair value of loans held for sale, which consist of single-family residential loans, is determined using quoted secondary market prices for similar product types (Level 2 inputs).

Mortgage banking pipeline derivatives. The fair value of loan commitments is measured using current market rates for the associated mortgage loans (Level 2 inputs). The fair value of mandatory forward sales contracts is measured using secondary market pricing (Level 2 inputs).

Impaired loans. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available as well as type and status of the property. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Real Estate Owned. Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data approach. Such adjustments are usually significant and typically result in a level 3 classification of the inputs for determining fair value.

PART I — FINANCIAL INFORMATION

Loan Servicing Rights. Fair Value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis at December 31, and June 30, 2011 are summarized below:

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
FHLMC structured note	$3,005,400	$—	$3,005,400	$—
FNMA structured note	2,011,800	—	2,011,800	—
Loans held-for-sale	8,221,445	—	8,221,445	—
Mortgage-backed securities available for sale:
FHLMC mortgage-backed securities	11,495,473	—	11,495,473	—
FNMA mortgage-backed securities	6,082,398	—	6,082,398	—
Interest rate-lock commitments	907,776	—	907,776	—

Liabilities:
Mandatory forward sales contracts	(87,861)	—	(87,861)	—

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
FHLMC structured note	$2,994,000	$—	$2,994,000	$—
FNMA structured note	5,952,674	—	5,952,674	—
Loans held-for-sale	9,392,389	—	9,392,389	—
Mortgage-backed securities available for sale:
FHLMC mortgage-backed securities	4,972,121	—	4,972,121	—
Interest rate-lock commitments	231,031	—	231,031	—
Mandatory forward sales contracts	53,908	—	53,908	—

PART I — FINANCIAL INFORMATION

Assets measured at fair value on a nonrecurring basis at December 31, 2011 and June 30, 2011, respectively are summarized below:

	00000000000000	00000000000000	00000000000000	00000000000000
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$9,763,532	$—	$—	$9,763,532
1-4 Family Construction	1,328,596	—	—	1,328,596
Commercial Real Estate	9,677,577	—	—	9,677,577
Commercial Non-Real Estate	2,459,623	—	—	2,459,623
Land	6,657,053	—	—	6,657,053
Real estate owned
1-4 Family	3,411,834	—	—	3,411,834
Commercial Real Estate	943,140	—	—	943,140
Land	2,732,778	—	—	2,732,778
Impaired mortgage servicing rights	5,971,031	—	—	5,971,031

	00000000000000	00000000000000	00000000000000	00000000000000

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$4,968,626	$—	$—	$4,968,626
1-4 Family Construction	2,065,259	—	—	2,065,259
Multi-Family	250,932	—	—	250,932
Commercial Real Estate	9,650,827	—	—	9,650,827
Commercial Non-Real Estate	871,885			871,885
Land	7,757,380	—	—	7,757,380
Real estate owned
1-4 Family	411,518	—	—	411,518
Commercial Real Estate	763,033	—	—	763,033
Land	2,558,795	—	—	2,558,795
Impaired mortgage servicing rights	6,487,574	—	—	6,487,574

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $32.4 million after the application of impaired charge-offs and impaired recasting of $14.4 million, with a specific valuation allowance of $2.5 million at December 31, 2011. At June 30, 2011, impaired loans had a principal balance of $38.6 million, with a specific valuation allowance of $13.0 million. The provision for loan losses related to changes in the fair value of impaired loans was $3.5 million and $7.3 million for the six months ended December 31, 2011 and 2010, respectively.

Tranches of mortgage servicing rights carried at fair value totaled $6.0 million, which is made up of the outstanding balance of $7.0, net of a valuation allowance of $1.0 million at December 31, 2011. During the six-month period ended December 31, 2011, the Bank recognized an impairment charge of $0.7 million. Tranches of mortgage servicing rights carried at fair value totaled $6.5 million, which is made up of the outstanding balance of $6.8, net of a valuation allowance

PART I — FINANCIAL INFORMATION

of $0.3 million at June 30, 2011. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Real estate owned which is maintained at fair value less costs to sell, had a net carrying amount of $9,994,583 and $7,972,753 at December 31, and June 30, 2011, respectively. The carrying amount of real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs. For the six months ended December 31, 2011, the Bank recognized a net loss of $243,957 on the disposal of other real estate owned and recorded a provision for real estate owned losses of $874,823. These direct write-downs recognized for the period are the result of obtaining updated appraisal valuations and reflect declining property values while holding the asset. The Company values all other real estate owned by obtaining updated appraisal valuations every twelve months. There have been no upward adjustments made in determining fair value. Additionally, the expense of servicing real estate owned for this six-month period totaled $1,397,371.

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and are hedged with derivative instruments, and the Company believes the fair value is the best indicator of the valuation of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2011 and 2010.

As of December 31, 2011 and 2010, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

	2011	2010
Aggregate fair value	$8,221,445	$9,392,389
Contractual balance	8,001,663	9,210,425
Gain (loss)	219,782	81,964

The carrying amount and estimated fair values of financial instruments at December 31, 2011 and June 30, 2011, respectively, were as follows:

	December 31, 2011		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and amounts due from financial institutions	$21,695	$21,695	$19,138	$19,138
Interest-bearing deposits	124,155	124,155	130,153	130,153
Federal funds sold	6,000	6,000	—	—
Securities available for sale	5,017	5,017	8,947	8,947
Mortgage-backed securities available for sale	17,578	17,578	4,972	4,972
Loans receivable, net	546,521	561,625	547,282	551,858
Loans receivable held for sale, net	8,221	8,221	9,392	9,392
Federal Home Loan Bank stock	12,811	NA	12,811	NA
Accrued interest receivable	2,054	2,054	2,204	2,204
Commitments to make loans intended to be sold	908	908	231	231
Mandatory forward sales contracts	—	—	54	54

Liabilities:
Demand deposits and passbook savings	(246,585)	(246,585)	(232,537)	(232,537)
Time deposits	(412,047)	(417,899)	(420,035)	(425,844)
Notes payable	(1,099)	(1,099)	(1,153)	(1,153)
Advances from the Federal Home Loan Bank of Cincinnati	(35,000)	(37,625)	(35,000)	(37,189)
Mandatory forward sale contract	(88)	(88)	—	—
Accrued interest payable	(147)	(147)	(119)	(119)

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

Federal Home Loan Bank Advance. The fair value of the Bank’s FHLB debt is estimated based on the current rates offered to the Bank for debt of the same remaining maturities.

NOTE 8 — NOTE PAYABLE

Note Payable: On November 24, 2008, one of the Company’s subsidiaries obtained a $1.4 million dollar loan from another financial institution with a principal balance of $1,099,445 as of December 31, 2011. The loan was a refinance of a line of credit loan and is collateralized by the Company’s Solon, Ohio headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate plus 50 basis points. The loan required the payment of interest only for six months and then converted to an amortizing loan for a term of 15 years. At December 31, 2011, the interest rate was 3.75%.

NOTE 9 — REPURCHASE AGREEMENT

In March 2006, the Company entered into a $50 million repurchase agreement with another institution (Citigroup) collateralized by mortgage-backed securities and securities. The repurchase was for a five-year term and matured in March 2011. Interest was adjustable quarterly during the first year based on the three-month LIBOR rate minus 100 basis points. After year one, the rate adjusted to 4.99% and the repurchase agreement became callable quarterly at the option of the issuer.

On March 21, 2011, the repurchase agreement matured and the Company repurchased the securities for $50 million utilizing cash on deposit at the Federal Reserve Bank of Cleveland.

PART I — FINANCIAL INFORMATION

NOTE 10 — REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements, which are now administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the OCC. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by banking regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Federal regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At December 31, 2011, the adjusted total minimum regulatory capital regulations require institutions to have a minimum tangible capital to adjusted total assets ratio of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum ratio of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk-weighted assets of 8.0%. At December 31, 2011 and 2010, respectively, the Bank exceeded all of the aforementioned regulatory capital requirements. For more information, please see Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

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

PART I — FINANCIAL INFORMATION

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

At December 31, 2011, Company and the Bank believe they are in compliance with all requirements of the Bank Order and the Company Order that are required to date, with the exception of the level of adversely classified assets and achieving the return to profitability. At December 31, 2011, the Bank’s level of adversely classified assets to core capital plus the allowance for loan and lease losses was 60.3%, and its level of adversely classified assets and assets designated as special mention was 75.8%. The requirements under the Bank Order are 50% and 65%, respectively. Although the Bank did not meet the reduced adversely classified asset levels required by December 31, 2011, and has not yet returned to profitability, it will continue to work to comply with all such requirements in the future.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing. Effective July 21, 2011, the OCC and the Federal Reserve Board succeeded to all powers, authorities, rights, and duties of the OTS relating to the enforcement of the Bank and Company Orders, respectively, as a result of the regulatory transition under the Dodd-Frank Wall Street Reform and Consumer Protection.

Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2011, the Bank was not allowed to make any capital distributions without regulatory approval.

PART I — FINANCIAL INFORMATION

At December 31, 2011, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Required Under Regulatory Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital to risk weighted assets	$73,612	12.52	$47,043	8.00%	$58,804	10.00%	$70,564	12.00%
Tier 1 (Core) Capital to risk weighted assets	66,167	11.25	23,522	4.00%	35,283	6.00%	*	*
Tier 1 (Core) Capital to adjusted total assets	66,167	8.23%	32,162	4.00%	40,202	5.00%	64,324	8.00%
Tangible Capital to adjusted total assets	66,167	8.23%	12,049	1.50%	N/A	N/A	*	*

At June 30, 2011, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Required Under Regulatory Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total Capital to risk weighted assets	$76,475	12.87%	$47,548	8.00%	$59,435	10.00%	$71,322	12.00%
Tier 1 (Core) Capital to risk weighted assets	68,928	11.60%	23,774	4.00%	35,661	6.00%	*	*
Tier 1 (Core) Capital to adjusted total assets	68,928	8.63%	31,958	4.00%	39,947	5.00%	63,916	8.00%
Tangible Capital to adjusted total assets	68,928	8.63%	11,984	1.50%	N/A	N/A	*	*

*	Target levels for these categories are not specified within the Bank Order.

Until the Bank Order is terminated, the Bank cannot be classified as well capitalized under prompt corrective action provisions.

PART I — FINANCIAL INFORMATION

NOTE 11 — OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows at December 31, 2011 and 2010:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Unrealized holding gains (losses) on available for sale securities	$76,031	$(658,453)	$150,083	$(1,417,211)
Tax effect of holding gains and losses on available for sale securities	—	(223,873)	25,178	(481,851)
Tax effect of deferred tax asset valuation allowance	—	483,000		483,000

Other comprehensive income (loss)	76,031	(917,580)	124,905	(1,418,360)
Net income (loss)	(1,757,159)	(3,709,928)	(2,577,756)	(4,328,341)

Total comprehensive income (loss)	$(1,681,128)	$(4,627,508)	$(2,452,851)	$(5,746,701)

PART I — FINANCIAL INFORMATION

NOTE 12 — FEDERAL INCOME TAXES

Management recorded deferred tax assets at December 31, 2011 of $5.3 million. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. In management’s opinion, it is more likely than not that the tax benefits will not be realized; consequently, a valuation allowance was established as of December 31, 2011. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a valuation allowance against deferred tax assets of $5.3 million at December 31, 2011 to reduce the carrying amount of the Company’s net deferred tax asset to zero.

PART I — FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition and results of operations at and for the three and six-month period ended December 31, 2011 for the Company, the Bank, its principal and wholly-owned subsidiary, PVFSC, a wholly-owned real estate subsidiary, Mid Pines Land Company, a wholly-owned real estate subsidiary, and PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.

Historically, the Company recognized specific impairment on individual loans through the utilization of a specific valuation allowance, but did not charge off the impaired loan amount until the loan was disposed and removed from the loan accounting system. During the quarter ended December 31, 2011, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing the ability to track the legal contractual amounts. As such, during the quarter ended December 31, 2011, the Company charged off those principal loan amounts which had previously been specifically impaired through a specific valuation allowance and continued to be carried in loans outstanding. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of significantly elevating reported charge-offs for the period and reducing the allowance for loan losses associated with specific reserves. Since these charge-offs associated with the implementation of this loan accounting system were previously specifically reserved and included in the Company’s historical loss factors, the allowance for loan losses did not need to be replenished after recording these charge-offs

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect the Company’s results are discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as and required by law.

Financial Condition

Consolidated assets of the Company were $794.8 million as of December 31, 2011, an increase of approximately $7.8 million, or 1.0%, as compared to June 30, 2011. The Bank’s regulatory capital ratios for Tier 1 (core) capital, Tier 1 risk-based capital, and total risk-based capital were 8.23%, 11.27% and 12.54%, respectively, at December 31, 2011.

PART I — FINANCIAL INFORMATION

At December 31, 2011, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds, sold totaled $151.8 million, an increase of $2.6 million, or 1.7%, as compared to June 30, 2011. The change in the Company’s cash, cash equivalents and federal funds sold consisted of an increase in cash of $2.6 million and federal funds sold of $6.0 million, which was substantially offset by a decrease in interest-bearing deposits of $6.0 million.

The Bank continued the origination of fixed-rate single-family loans in its marketplace, with most originated for sale in the secondary market as opposed for its portfolio. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Bank to increase its investment in loans serviced, without assuming the interest-rate risk associated with holding long-term fixed-rate assets, which facilitates the maintenance of stronger liquidity levels. Mortgage application volume remained elevated in the current quarter, due to a low interest rate environment, and consisted predominantly of loan refinancing highly correlated to interest rate movements and levels. New home sales continue to remain weak in the current economic environment, limiting new home financing opportunities.

During the six months ended December 31, 2011, mortgage-backed securities available for sale increased by $12.6 million primarily as a result of the purchase of $13.8 million in mortgage-backed securities which was partially offset by principal repayments, amortization of book premium and changes in market value of available for sale mortgage-backed securities.

Securities available for sale decreased by $3.9 million during the six-month period ended December 31, 2011 as a result of calls exercised on agency securities totaling $8.9 million, which was offset by the purchase of $5.0 million in agency securities available for sale.

Loans receivable decreased by $13.4 million, or 2.3%, during the six months ended December 31, 2011. However, performing loans increased by $6.7 million or 1.3% during this same period, as the Company continued to execute its multi-year plan to diversify its balance sheet and improve its risk profile. The growth in the performing loan portfolio was more than offset by the desired decline in nonperforming loans due to the successful disposition of problem and nonperforming loans combined with the results of problem loan charge-offs. As previously discussed historically, the Company recognized specific impairment on individual loans through the use of a specific valuation allowance, but did not charge off the impaired loan amount until the loan was disposed and removed from the loan accounting system. The loan balances were reported in the loan totals, including nonperforming loans at the contractual amount and the specific allowance was included and reported as part of the allowance for loan losses. During the quarter ended December 31, 2011, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. As such, during the quarter ended December 31, 2011, the Company charged off those loan amounts which had previously been specifically impaired, totaling approximately $11.8 million. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the period and reducing the allowance for loan losses associated with specific reserves. The Company also charged-off approximately $2.2 million related to loans whose impairment was recognized during the quarter ended December 31, 2011. The remaining $3.6 million decline in nonperforming loans was the result of net dispositions and transfers to other real estate owned. The Company continued its strategic focus of the origination of high quality commercial and industrial loans and select commercial real estate loans, experiencing growth of $12.8 million, or 7.0%, in the commercial real estate loan portfolio during the six-month period ended December 31, 2011. Additionally, the Bank continues to sell almost all new residential loan production in the secondary market in this interest rate environment, as the Bank manages its interest rate and liquidity risk along with its capital ratios. As the Bank continues to make meaningful progress in its problem asset resolution, the Bank intends to continue to accelerate the origination of commercial and industrial loans for its portfolio as part of its plan to diversify the balance sheet.

PART I — FINANCIAL INFORMATION

The Bank does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. The Company considers subprime borrowers to typically have weakened credit histories that include payment delinquencies, and possibly more severe problems such as charge-offs, judgments and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. The Company also does not originate any hybrid loans, low-doc/no-doc loans or payment option ARMS. All one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to the Bank’s board loan committee for approval. Any exposure the Bank may have to these types of loans is immaterial.

The decrease of $1.2 million in loans receivable held for sale as of December 31, 2011 was the result of increased new loan originations and timing differences between the origination and the sale of loans. One-to-four family mortgage application volume has remained elevated in the current period as a result of lower interest rates resulting in higher refinancing activity and related revenue.

For the six-month period ended December 31, 2011, real estate owned increased $2.0 million. The activity for the period consisted of the addition of 10 single-family properties, 2 land property and 5 nonresidential real estate properties totaling approximately $5.0 million, offset by the disposal of 10 single-family properties totaling $1.1 million, 3 land properties totaling $0.4 million, and 1 nonresidential property totaling $0.6 million. The Bank realized a net loss of approximately $0.2 million on the disposition of these properties. The Bank also recorded an impairment charge of $0.9 million on the carrying amount of real estate still in inventory at December 31, 2011, based on updated valuations and market conditions. At December 31, 2011, the Bank held 45 properties totaling $10.0 million in real estate owned. The real estate owned included 19 single-family properties, 15 land properties, and 11 commercial properties.

The Bank generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. During the six-month period ended December 31, 2011, the Bank’s funding needs increased as a result of increases in investment securities. Accordingly, the Bank saw a decrease in its total deposit levels. Deposits increased by $6.1 million, or 0.9%, which was a result of a decrease of $8.0 million in retail certificates of deposit and an increase of $14.1 million in non-maturing deposits. The decline in retail certificates of deposit was strategically directed as part of management’s relationship pricing initiative which targeted rate sensitive non-relationship deposits for reduction. Management will continue to modify its noncore deposit strategies to support the funding needs of the Bank’s loan activities, while maintaining appropriate liquidity levels, as it executes its strategies to diversify its funding mix by expanding core deposit relationships and building business deposits. During the quarter ended December 31, 2011, the Bank introduced its new suite of deposit products, including enhanced business deposit products and services.

The increase in advances from borrowers for taxes and insurance of $2.8 million for the period ended December 31, 2011 was attributable to timing differences between the collection and payment of taxes and insurance. The increase of $1.3 million in accrued expenses and other liabilities was primarily the result of timing differences between the collection and remittance of funds received on loans serviced for investors.

Results of Operations: Three months ended December 31, 2011, compared to three months ended December 31, 2010.

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

PART I — FINANCIAL INFORMATION

The Company’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. In addition, net income is affected by the level of operating expenses, loan loss provisions, and costs associated with the acquisition, maintenance and disposal of real estate.

The Company recognized a net loss for the three months ended December 31, 2011 of $1.8 million, or $0.07 per basic and diluted share, as compared to a net loss of $3.7 million, or $0.14 per basic and diluted share, for the prior year comparable period. This represents a decrease in the loss recognized of $2.0 million, or $0.07 per basic and diluted share, when compared with the prior year comparable period. The primary cause of the change was a lower level of provision for loan losses, a higher level of net interest income, partially offset by lower noninterest income and higher operating expenses. Also, the results of the prior year period recognized a provision for federal income taxes.

Net Interest Income

Net interest income for the three months ended December 31, 2011 increased by $0.3 million, or 6.2%, as compared to the prior year comparable period. Both interest income and interest expense decreased in the current period, with a larger decline realized in interest expense. Total interest income decreased $0.9 million during the current period compared with the same period in the prior year, as a result of a decrease of a $38.2 million in the average balance of loans outstanding along with a $30.6 million decrease in the average balance of mortgage-backed securities. Total interest expense declined $1.2 million from a year ago primarily due to a $50.0 million decline in borrowing related to the maturity of the repurchase agreement borrowing in March 2011. The increase in net interest income was attributable to an increase of 49 basis points in the interest-rate spread due to the change in the funding sources to a more favorable funding mix which lowered overall funding costs, partially offset by a less favorable mix of interest-earning assets. This overall mix improvement was more than offset by a lower volume of interest-sensitive assets and liabilities for the quarter ended December 31, 2011, as compared to the prior year comparable period.

Total average interest-earning assets for the quarter ended December 31, 2011 were $66.2 million lower, compared to the comparable quarter in 2010. Average loan balances continued to be impacted by loan payments and payoffs, which are not being totally replaced by new portfolio loan production, as well as loan charge-offs and problem loan disposition contributing to the overall decline. Also contributing to the lower level of average interest-earning assets was the $30.6 million decline in the average balance of mortgage-backed securities which were substantially sold during the period ended June 30, 2011 as part of the balance sheet repositioning. The impact of lower loan balances was partially offset by higher average investments and cash and cash equivalents, but funds were reinvested at substantially lower yields.

For the quarter ended December 31, 2011, total average interest-bearing liabilities were $39.8 million lower than the comparable quarter in 2010. This resulted primarily from the deleveraging that occurred as part of the maturity in March 2011 of a $50.0 million repurchase agreement which was funded from the Bank’s overnight liquidity position. Average deposit balances were higher by $10.3 million as the Bank reduced term deposits and increased transactional deposits in the current year period compared with the three-month period ended December 31, 2010.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the three months ended December 31, 2011 and 2010, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

	December 30, 2011			December 30, 2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Interest-earning assets
Loans (1)	$581,805	$7,184	4.94%	$619,982	$7,656	4.94%
Mortgage-backed securities	13,119	66	2.01%	43,709	467	4.27%

Investments and other	136,829	231	0.68%	134,297	235	0.70%

Total interest-earning assets	731,753	7,481	4.09%	797,988	8,358	4.19%
Non-interest-earning assets	55,661			35,704

Total assets	$787,414			$833,692

Interest-bearing liabilities
Deposits	$654,219	$1,783	1.09%	$643,919	$2,347	1.46%
Borrowings	35,000	261	2.98%	85,000	892	4.20%
Subordinated debt	1,108	11	3.97%	1,220	12	3.93%

Total interest-bearing liabilities	690,327	2,055	1.19%	730,139	3,251	1.78%

Non-interest-bearing liabilities	27,329			23,609

Total liabilities	717,656			753,748
Stockholders’ equity	69,758			79,944

Total liabilities and stockholders’ equity	$787,414			$833,692

Net interest income		$5,426			$5,107

Interest-rate spread			2.90%			2.41%

Yield on interest-earning assets			2.97%			2.56%

Interest-earning assets to interest-bearing liabilities	106.00%			109.29%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

PART I — FINANCIAL INFORMATION

Provision for Loan Losses and Asset Quality

For the three months ended December 31, 2011, a provision for loan losses of $2.0 million was recorded to bring the total allowance for loan losses to a level considered by management to be appropriate, based on management’s evaluation of relevant factors, including the risk characteristics and trends of the loan portfolio, historic and current loss experience, current economic conditions and underlying collateral valuations. The provision for loan losses decreased by $2.5 million compared with the same period of the prior year as the level of classified and nonperforming loans declined as compared to the prior period. As previously discussed, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. As such, during the current period, the Company charged off those loan amounts which had previously been specifically impaired, totaling approximately $11.9 million. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the period and reducing the allowance for loan losses associated with specific reserves. The Company also charged-off approximately $2.4 million related to loans whose impairment was recognized during the quarter ended December 31, 2011. The remaining $2 million decline in nonperforming loans is the result of net dispositions and transfers to other real estate. The activity associated with nonperforming assets and the allowance for loan losses is detailed in the table below.

		Other Real Estate Owned	Nonperforming Assets	Specific Allowance	General Allowance	Total Allowance
	Loans
Balance September 30, 2011	$47,733	$7,925	$55,658	$13,560	$15,993	$29,553
New Nonperforming Loans	3,117	—	3,117	—	—	—
Transfer to Other Real Estate Owned	(4,488)	4,488	—	—	—	—
Loan Charge-offs:	—	—	—	—	—	—
Existing specific allocations	(11,867)	—	(11,867)	(11,867)	—	(11,867)
Additional impairments during quarte	(2,368)	—	(2,368)		(2,368)	(2,368)
Loan Recoveries	231	—	231	231	—	231
Write-downs of OREO Balances		(805)	(805)	—	—	—
Dispositions	(2,045)	(1,613)	(3,658)	—	—	—
Provision for Loan Losses	—	—	—	561	1,405	1,966

Balance December 31, 2011	$30,313	$9,995	$40,308	$2,485	$15,030	$17,515

The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Bank’s loan portfolio. The allowance for loan losses consists of a specific component and a general component.

The following is a breakdown of the allowance for loan losses:

	December 31, 2011	June 30, 2011
General allowance	$15,030,321	$16,961,901
Specific allowance	2,484,834	13,034,992

Total allowance	$17,515,155	$29,996,893

The allowance for loan losses was 3.10% of loans outstanding at December 31, 2011, compared with 5.19% at June 30, 2011. As previously noted, during the quarter ended December 31, 2011, the loan balance charge-offs associated with the implementation of the enhanced loan accounting system and

PART I — FINANCIAL INFORMATION

with loans whose specific impairment has been previously recognized, significantly lowered the level of the allowance for loan losses. Since these charge-offs were previously specifically reserved and included in the Company’s historical loss factors, the allowance for loan losses did not need to be replenished after recording of these charge-offs. As such, the ratio of the allowance for loan losses to nonperforming loans remained relatively steady at 57.8% at December 31, 2011, compared with 59.6% at June 30, 2011. The general valuation portion of the allowance was 2.81% and 3.22% of performing loans at December 31, 2011 and June 30, 2011, respectively.

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

A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses. The current provision for loan losses is allocated by loan portfolio segment and lower historical loss factors resulted in recoveries in certain loan portfolio segments in the current period and are illustrated as a negative provision in Note 3 – Loans Receivable. The current period provision for loan losses reflects the continued level of elevated charge-offs during the period.

The total allowance for loan losses decreased significantly during the three months ended December 31, 2011, and was substantially attributable to the previously discussed charge-offs associated with the enhanced loan accounting system implementation. This primarily impacted the specific valuation allowance portion of the allowance for loan losses. Based on recent portfolio trends, historical loss experience and management’s factors, the Bank has experienced an increase to the general valuation allowance allocation to the one-to-four family construction loan pools, commercial non real estate loan pools, and consumer loan pools, while the one-to-four family loan pools, multi-family loan pools, commercial real estate loan pools, and land loan pools experienced a decreased allocation. The change in the specific valuation allowance for the quarter ended December 31, 2011 was the result of the ongoing review of the individual loans for impairment and updates to valuations. Almost all of these loans are real estate related and considered collateral dependent. Real estate valuations in the Bank’s marketplace have declined and updated valuations have resulted in increased impairment valuation allowances. These additional specific allowances have been more than offset through utilization associated with impaired loan dispositions, resulting in a decline in the specific allowance during the quarter and year to date in addition to the previously discussed charge-offs associated with the enhanced loan accounting system implementation.

PART I — FINANCIAL INFORMATION

The Bank continues to aggressively review and monitor its loan portfolio. This review involves analyzing all large borrowing relationships, delinquency trends, and loan collateral valuation in order to identify impaired loans. This analysis is performed so that management can identify all troubled loans and loan relationships as well as deteriorating loans and loan relationships. As a result of this review, detailed action plans are developed to either resolve or liquidate the troubled loans and end the borrowing relationship.

Nonperforming assets at December 31, 2011 and June 30, 2011 were as follows:

	December 31, 2011	June 30, 2011
Total nonperforming loans (2)	$29,690,432	$50,347,090
Other nonperforming assets (1)	9,994,583	7,972,757

Total nonperforming assets	$39,685,015	$58,319,847

Ratio of nonperforming loans to total loans	5.26%	8.72%

Total nonperforming assets to total assets	4.99%	7.41%

(1)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession.
(2)	Unpaid principal balance

The elevated levels of nonperforming loans at December 31, 2011 and June 30, 2011 were attributable to poor current local economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures, as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have experienced slow sales and price decreases. The Bank has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Bank continues to experience an elevated level of nonperforming loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, the Bank’s primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off. As previously discussed, the large decline in the level of nonperforming loans since the prior fiscal year end is due to continued disposition of the nonperforming assets, combined with the elevated charge-offs recognized during the period associated with the implementation of the enhanced loan accounting system.

Non-Interest Income

For the three months ended December 31, 2011, non-interest income decreased by $1.5 million from the prior year comparable period. The decline in the current period was primarily attributed to an increase in provision for losses and losses on the disposal of real estate owned totaling $0.7 million and lower income from net mortgage banking activities of approximately $0.8 million.

The Bank pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans. In the quarter ended December 31, 2011, income from net mortgage banking activities decreased by $0.8 million as a result of lower gains on loan origination and sales activity of $0.4 million and lower servicing income of $0.4

PART I — FINANCIAL INFORMATION

million, as the Bank recorded a recovery of $0.7 million in servicing impairment charge in the prior year period. Although mortgage originations remained strong in the current quarter, it was weaker than the prior-year comparable period, which also experienced a low rate environment. The majority of the mortgage lending activities in the current environment continues to involve refinancing and is highly correlated to interest rate movements and levels. The gains on loan origination and sales activities totaled $2.1 million for the current period, which represented a decrease of $0.4 million compared with the prior year period. The low market rates in the respective periods resulted in a loss of $0.3 million in the current period and income of $0.1 million in the prior year comparable period from mortgage servicing activities due to accelerated amortization of mortgage loan servicing rights, which was partially offset by the recovery in servicing impairment charge in the prior period. The Company recorded a valuation impairment recovery of $0.7 million in the quarter ended December 31, 2010, against the book value of the mortgage loan servicing rights.

In the current period, other income, net decreased by $0.1 million primarily due to decreased income generated by the Company’s partnership interest in a title company, as the result of lower loan refinancing activity compared with a year ago. The title company earnings are directly correlated to loan origination activity of the Bank.

Gains and losses on the sale of real estate owned, including write-downs, is recorded in non-interest income and was a net loss of $1.2 million for the quarter ended December 31, 2011 compared with a loss of $0.5 million in the prior year period.

Non-Interest Expense

Non-interest expense for the three months ended December 31, 2011 increased by $0.4 million, or 6.2%, from the prior year comparable period. This resulted from increases in compensation and benefits of $0.3 million, real estate owned expenses of $0.2 million, and outside services of $0.1 million, which was partially offset by decreases to FDIC insurance of $0.2 million, and office occupancy and equipment of $0.1 million.

The increase to compensation and benefits is due to higher incentive compensation associated with retail banking results, including the higher mortgage banking revenues year to date, along with staffing and other related compensation benefits associated with positioning the Company for growth and transition. The increase in outside services was primarily due to increased cost associated with the migration to an outside service provider for information technology. The decrease to real estate owned expense for the period is attributable to a decline in the acquisition and maintenance of properties acquired through foreclosure as compared with last year, but is elevated during the current period as well due to the activity levels associated with problem asset disposition. The decrease in the cost of FDIC insurance is due to a change in the assessment base for calculating FDIC insurance from a deposit based assessment to an assessment based on total company assets.

Income Tax Expense (Benefit)

The federal income tax provision (benefit) for the three-month period ended December 31, 2011 represented an effective benefit rate of 0% on the loss for the current period, compared to a negative 34.6% for the prior year comparable period. The Company recorded a valuation allowance against deferred tax assets of $2.4 million, resulting in a net deferred tax asset of $0 at December 31, 2010. An ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $5.3 million, resulting in a net deferred tax asset of $0 at December 31, 2011. Accordingly, no tax benefit was recognized during the quarter related to the Company’s reported loss.

PART I — FINANCIAL INFORMATION

Result of Operations: Six months ended December 31, 2011, compared to six months ended December 31, 2010

The Company recognized a net loss for the six-period ended December 31, 2011 of $2.6 million, or $0.10 per basic and diluted share, as compared to a net loss of $4.3 million, or $0.17 per basic and diluted share, for the prior year comparable period. This represents a decrease in the loss recognized of $1.8 million, or $0.07 per basic and diluted share, when compared with the prior year comparable period. The primary cause of the change was a lower level of provision for loan losses, a higher level of net interest income, partially offset by lower noninterest income and higher operating expenses. Also, the results of the prior year period recognized a provision for federal income taxes.

Net Interest Income

Net interest income for the six months ended December 31, 2011 increased by $0.2 million, or 2.1%, as compared to the prior year comparable period. Both interest income and interest expense decreased in the current period, with a larger decline realized in interest expense. Total interest income decrease $2.3 million during the current period compared with the same period in the prior year, as a result of a decrease of $39.5 million in the average balance of loans outstanding, along with a $35.7 million decrease in the average balance of mortgage-backed securities. Total interest expense declined $2.5 million from a year ago primarily due to a $1.3 million decline in borrowing related to the maturity of the repurchase agreement borrowing in March 2011. The increase in net interest income was attributable to an increase of 37 basis points in the interest-rate spread due to the change in the funding sources to a more favorable funding mix which lowered overall funding costs, partially offset by a less favorable mix of interest-earning assets. This overall mix improvement was more than offset by a lower volume of interest-sensitive assets and liabilities for the six-month period ended December 31, 2011, as compared to the prior year comparable period.

Total average interest-earning assets for the six months ended December 31, 2011 were $65.6 million lower, compared to the comparable period in 2010. Average loan balances continued to be impacted by loan payments and payoffs, which are not being totally replaced by new portfolio loan production, as well as loan charge-offs and problem loan disposition contributing to the overall decline. Also contributing to the lower level of average interest-earning assets was the $35.7 million decline in the average balance of mortgage-backed securities which were substantially sold during the period ended December 31, 2011 as part of the balance sheet repositioning. The impact of lower loan balances was partially offset by higher average investments and cash and cash equivalents, but funds were reinvested at substantially lower yields.

For the six-month period ended December 31, 2011, total average interest-bearing liabilities were $49.2 million lower than the comparable period in 2010. This resulted primarily from the deleveraging that occurred as part of the maturity in March 2011 of a $50 million repurchase agreement which was funded from the Bank’s overnight liquidity position. Additionally, as part of management’s strategy to reduce the Company’s risk profile and improve the Company’s capital ratios, as well as a result of a lack of attractive long-term investments, average deposit balances were slightly higher by $0.9 million in the current year period compared with the six-month period ended December 31, 2010.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the six months ended December 31, 2011 and 2010, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

	December 30, 2011			December 30, 2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Interest-earning assets
Loans (1)	$583,279	$14,288	4.90%	$622,773	$15,788	5.07%
Mortgage-backed securities	9,015	116	2.57%	44,757	928	4.15%
Investments and other	143,924	476	0.66%	134,311	495	0.74%

Total interest-earning assets	736,218	14,880	4.04%	801,841	17,211	4.29%
Non-interest-earning assets	51,077			40,482

Total assets	$787,295			$842,323

Interest-bearing liabilities
Deposits	$652,965	$3,732	1.14%	$652,019	$5,013	1.54%
Borrowings	35,000	523	2.99%	85,000	1,791	4.21%
Subordinated debt	1,122	22	3.92%	1,233	24	3.89%

Total interest-bearing liabilities	689,087	4,277	1.24%	738,252	6,828	1.86%
Non-interest-bearing liabilities	27,942			23,027

Total liabilities	717,029			761,279
Stockholders’ equity	70,266			81,044

Total liabilities and stockholders’ equity	$787,295			$842,323

Net interest income		$10,603			$10,383

Interest-rate spread			2.80%			2.43%

Yield on interest-earning assets			2.88%			2.59%

Interest-earning assets to interest-bearing liabilities	106.84%			108.61%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

PART I — FINANCIAL INFORMATION

Provision for Loan Losses and Asset Quality

For the six months ended December 31, 2011, a provision for loan losses of $3.5 million was recorded to bring the total allowance for loan losses to a level considered by management to be appropriate, based on management’s evaluation of relevant factors, including the risk characteristics and trends of the loan portfolio, historic and current loss experience, current economic conditions and underlying collateral valuations. The provision for loan losses decreased by $3.8 million compared with the same period of the prior year. The decrease in the provision for the current period reflects declines in classified and nonperforming assets as compared to the prior period, above and beyond the impact of the previously discussed elevated charge-offs associated with the enhanced loan accounting system.

The total allowance for loan losses decreased significantly during the six months ended December 31, 2011. This decrease was substantially attributable to the previously discussed charge-offs associated with the enhanced loan accounting system implementation. This primarily impacted the specific valuation allowance portion of the allowance for loan losses.

Non-Interest Income

For the six months ended December 31, 2011, non-interest income decreased by $2.3 million from the prior year comparable period. The decline in the current period was primarily attributed to lower income from net mortgage banking activities of approximately $2.2 million and higher provision for losses and losses on the disposal of real estate owned totaling $0.2 million This was partially offset by the recognition of $0.2 million in the gain on the sale of SBA loans, as the Company builds this new business line and revenue source.

The Bank pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans. In the current period, income from net mortgage banking activities decreased by $2.2 million as a result of lower gains on loan origination and sales activity of $2.3 million. Although mortgage activity was stronger in the current quarter than in the fiscal 2012 1st quarter due to lower rates, it was weaker than the prior-year comparable period, which also experienced a low rate environment. The majority of the mortgage lending activities in the current environment continues to involve refinancing and is highly correlated to interest rate movements and levels. The gains on loan origination and sales activities totaled $4.0 million for the current period, which represents a decrease of $2.3 million compared with the prior year period. The low market rates in the respective periods resulted in a loss of $1.1 million in the current period and $1.3 million in the prior year comparable period from mortgage servicing activities due to accelerated amortization of mortgage loan servicing rights. Additionally, the Company recorded a valuation impairment charge of $0.7 million and $0.5 million in the six-month periods ended December 31, 2011 and 2010, respectively, against the book value of the mortgage loan servicing rights.

In the current period, other, net decreased by $0.2 million primarily due to decreased income generated by the Company’s partnership interest in a title company, as the result of lower loan refinancing activity compared with a year ago. The title company earnings are directly correlated to loan origination activity of the Bank.

PART I — FINANCIAL INFORMATION

Gains and losses on the sale of real estate owned, including write-downs, is recorded in non-interest income and was a net loss of $1.1 million for the six-month period ended December 31, 2011 compared with a loss of $0.9 million in the prior year period.

During the six-month period ended December 31, 2011, the Company originated SBA loans which it retained the unguaranteed balance thereof and sold the guaranteed portion in the secondary market, recognizing a gain of $0.2 million. There was no corresponding gain during the 2010 period.

Non-Interest Expense

Non-interest expense for the six months ended December 31, 2011 increased by $0.6 million, or 5.3%, from the prior year comparable period. This resulted from increases in compensation and benefits of $0.7 million, outside services of $0.2 million and franchise tax expense of $0.1 million. These increases were partially offset by decreases to FDIC insurance of $0.4 million, and office occupancy and equipment of $0.2 million.

The increase to compensation and benefits was due to higher incentive compensation associated with retail banking results, including the higher mortgage banking revenues year to date, along with staffing and other related compensation benefits associated with positioning the Company for growth and transition. The increase in outside services was primarily due to increased cost associated with the migration to an outside service provider for information technology. The decrease to real estate owned expense for the period was attributable to a decline in the acquisition and maintenance of properties acquired through foreclosure as compared with last year, but was elevated during the current period as well due to the activity levels associated with problem asset disposition. The decrease in the cost of FDIC insurance was due to a change in the assessment base for calculating FDIC insurance from a deposit based assessment to an assessment based on total company assets.

Income Tax Expense (Benefit)

The federal income tax provision (benefit) for the six-month period ended December 31, 2011 represented an effective benefit rate of 1.0% on the loss for the current period, compared to a negative 16.3% for the prior year comparable period. The Company recorded a valuation allowance against deferred tax assets of $2.4 million, resulting in a net deferred tax asset of $0 at December 31, 2010. An ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $5.3 million, resulting in a net deferred tax asset of $0 at December 31, 2011. Accordingly, no tax benefit was recognized during the six-month period related to the Company’s reported loss.

Liquidity and Capital Resources

The Company’s liquidity measures its ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, purchase securities, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments in a cost-effective manner. The primary sources of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans, repurchase agreements, and advances from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and local

PART I — FINANCIAL INFORMATION

competition. The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. Additional sources of funds include collateralized lines of credit available from the FHLB and Federal Reserve Board.

During the current period, the Company changed its overall liquidity position by using payments received on loans, mortgage-backed securities and securities as well as with its cash and cash equivalents position to redeem brokered and retail certificates of deposits along with the funding of the matured $50 million repurchase agreement. This resulted in a lower on balance sheet liquidity position and higher off balance sheet liquidity due to higher secured borrowing capacity with the FHLB.

Management believes the Company maintains sufficient liquidity to meet current operational needs. Cash at the Company level totaled $21.7 million at December 31, 2011.

The Bank’s primary regulator, the OCC, has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At December 31, 2011, the Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

(In thousands)	Federal Capital	Percent of Assets (1)	Well-Capitalized Institution
Tangible capital	$66,167	8.23%	N/A
Tier-1 core capital	66,167	8.23%	5.00%
Tier-1 risk-based capital	66,167	11.25%	6.00%
Total risk-based capital	73,612	12.52%	10.00%

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

Pursuant to the Bank Order, the OTS directed the Bank to raise its Tier 1 (core) capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009. At December 31, 2011, the Bank continued to meet these capital requirements. However, until the Bank Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

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

PART I — FINANCIAL INFORMATION

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	N/A

(b)	N/A

(c)	The Company did not repurchase its equity securities during the period ended December 31, 2011.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

PART II — OTHER INFORMATION

Item 5.	Other Information.

None.

Item 6. Exhibits.

3.1 [1]	First Amended and Restated Articles of Incorporation, as amended

3.2[2]	Code of Regulations, as amended and restated

10.1[3]	Form of Restricted Stock Award Agreement (Directors)

10.2[4]	PVF Capital Corp. 2012 Incentive Plan

10.3[3]	Non-Employee Directors’ Compensation Summary

31.1[3]	Rule 13a-14(a) Certification of Chief Executive Officer

31.2[3]	Rule 13a-14(a) Certification of Chief Financial Officer

32[3]	Section 1350 Certifications

101.INS[5]	XBRL Instance Document.

101.SCH[5]	XBRL Taxonomy Extension Schema Document.

101.CAL[5]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB[5]	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE[5]	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2010 (Commission File No. 333-163037).
(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2008 (Commission File No. 0-24948).
(3)	Filed herewith.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 6, 2011.
(5)	In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.
(Registrant)

Date: February 14, 2012	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer
(Duly authorized officer)

/s/ James H. Nicholson
James H. Nicholson
Chief Financial Officer
(Principal Financial Officer)

/s/ Edward B. Debevec
Edward B. Debevec
Treasurer and Principal Accounting Officer
(Principal Accounting Officer)