Form 10-Q
period 2012-03-31
PVF CAPITAL CORP
filed 2012-05-15
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	25,745,071
(Class)	(Outstanding at May 15, 2012)

PVF CAPITAL CORP.

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	June 30,
	2012	2011

ASSETS
Cash and amounts due from depository institutions	$18,291,587	$19,138,325
Interest-bearing deposits	110,204,554	130,153,080
Federal funds sold	6,000,000	—

Total cash and cash equivalents	134,496,141	149,291,405
Securities available for sale	24,217,782	8,946,674
Mortgage-backed securities available for sale	16,690,100	4,972,121
Loans receivable held for sale, net	16,385,607	9,392,389
Loans receivable, net of allowance of $16,913,711 and $29,996,893, respectively	546,642,670	547,282,037
Office properties and equipment, net	7,394,462	7,556,764
Other real estate owned, net	9,552,019	7,972,753
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank-owned life insurance	23,594,004	23,420,089
Prepaid expenses and other assets	14,688,185	15,409,502

Total assets	$806,472,070	$787,054,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$50,977,023	$32,133,869
Interest-bearing deposits	616,221,395	620,437,966

Total deposits	667,198,418	652,571,835
Note payable	1,072,778	1,152,778
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Advances from borrowers for taxes and insurance	7,928,354	11,212,923
Accrued expenses and other liabilities	25,504,793	15,835,317

Total liabilities	736,704,343	715,772,853

Stockholders’ equity
Serial preferred stock, none issued		—
Common stock, $.01 par value, 65,000,000 shares authorized; 26,217,796 and 26,142,443 shares issued, respectively	262,178	261,424
Additional paid-in capital	100,812,296	100,543,717
Accumulated deficit	(26,946,269)	(24,788,778)
Accumulated other comprehensive loss	(523,331)	(897,235)
Treasury stock at cost, 472,725 shares	(3,837,147)	(3,837,147)

Total stockholders’ equity	69,767,727	71,281,981

Total liabilities and stockholders’ equity	$806,472,070	$787,054,834

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Interest and dividends income
Loans	$7,079,214	$7,328,247	$21,367,228	$23,116,620
Mortgage-backed securities	95,138	419,470	210,777	1,347,261
Federal Home Loan Bank stock dividends	145,309	145,309	402,233	418,203
Securities	146,456	43,033	184,798	183,955
Federal funds sold and interest-bearing deposits	73,700	72,288	254,586	153,404

Total interest and dividends income	7,539,817	8,008,347	22,419,622	25,219,443

Interest expense
Deposits	1,592,190	2,171,129	5,324,370	7,184,421
Long-term borrowings	268,267	828,394	812,887	2,643,346

Total interest expense	1,860,457	2,999,523	6,137,257	9,827,767

Net interest income	5,679,360	5,008,824	16,282,365	15,391,676
Provision for loan losses	2,016,000	2,090,000	5,482,000	9,390,000

Net interest income after provision for loan losses	3,663,360	2,918,824	10,800,365	6,001,676

Non-interest income
Service charges and other fees	238,403	131,252	623,081	491,947
Gain on sale of mortgage loans	3,849,221	378,298	7,805,834	6,644,282
Income (loss) from mortgage servicing fees	(516,674)	425,358	(1,656,100)	(866,120)
Gain on sale of SBA loans	—	—	221,218	—
Increase in cash surrender value of bank-owned life insurance	54,928	65,773	173,915	209,395
Loss on other real estate owned	(209,813)	(59,560)	(453,770)	(282,690)
Provision for write downs on other real estate owned	(401,580)	(279,160)	(1,276,403)	(1,004,470)
Other, net	260,603	174,453	634,573	742,181

Total non-interest income	3,275,088	836,414	6,072,348	5,934,525

Non-interest expense
Compensation and benefits	2,854,357	2,867,152	8,481,444	7,753,597
Office occupancy and equipment	607,606	656,002	1,770,900	2,016,648
FDIC Insurance	440,182	480,057	1,295,613	1,707,741
Professional and legal	60,000	77,000	305,000	325,482
Outside services	736,031	570,657	1,849,102	1,496,681
Maintenance contracts	221,825	107,814	640,682	443,324
Franchise tax	224,145	230,250	675,000	593,298
Other real estate owned and collection expense	573,306	846,864	1,970,677	2,206,173
Other	800,731	781,878	2,066,964	1,976,401

Total non-interest expense	6,518,183	6,617,674	19,055,382	18,519,345

Income (loss) before federal income taxes	420,265	(2,862,436)	(2,182,669)	(6,583,144)
Federal income tax provision (benefit)	—	(68,901)	(25,178)	538,732

Net income (loss)	$420,265	$(2,793,535)	$(2,157,491)	$(7,121,876)

Basic earnings (loss) per share	$0.02	$(0.11)	$(0.08)	$(0.28)

Diluted earnings (loss) per share	$0.02	$(0.11)	$(0.08)	$(0.28)

Dividend declared per common share	$—	$—	$—	$—

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Net income (loss)	$420,265	$(2,793,535)	$(2,157,491)	$(7,121,876)
Other comprehensive income (loss) , net of tax
Unrealized holding gains (loss) on available for sale securities	278,999	(295,193)	373,904	(1,230,553)
Tax effect of deferred tax asset valuation allowance	—	150,000	—	633,000

Total other comprehensive income (loss)	278,999	(145,193)	373,904	(597,553)

Total comprehensive income (loss)	$699,264	$(2,938,728)	$(1,783,587)	$(7,719,429)

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,
	2012	2011
Operating activities:
Net loss	$(2,157,491)	$(7,121,876)
Adjustments to reconcile net income to net cash flow from operating activities
Amortization of premium on mortgage-backed securities	61,120	202,807
Depreciation and amortization	534,499	563,052
Provision for loan losses	5,482,000	9,390,000
Gain on the sale of loans receivable held for sale	(6,712,912)	(7,514,596)
Gain on the sale of SBA loans	(221,218)	—
Impairment of mortgage loan servicing rights	580,303	338,427
Provision for write downs on other real estate owned	1,276,403	1,004,470
Accretion of deferred loan origination fees, net	(370,876)	(322,505)
Loss on disposal of other real estate owned, net	453,770	282,690
Market adjustment for loans held for sale	(215,785)	273,721
Change in fair value of mortgage banking derivatives	(877,137)	208,477
Stock compensation	269,333	222,908
Change in accrued interest on securities, loans, and borrowings, net	70,404	(60,338)
Proceeds from loans receivable held for sale	258,407,978	310,276,809
Origination of loans receivable held for sale, net	(260,989,856)	(303,712,459)
Earnings on cash surrender value of bank-owned life insurance	(173,915)	(209,395)
Net change in other assets and other liabilities	13,139,793	(1,695,055)

Net cash from operating activities	8,556,413	2,127,137

Investing activities:
Loan repayments and originations, net	(12,680,504)	11,013,313
Principal repayments on mortgage-backed securities available for sale	2,266,125	11,478,648
Purchase of mortgage-backed securities available for sale	(13,805,028)	(5,138,782)
Purchase of securities available for sale	(23,871,399)	(47,950,000)
Calls of securities available for sale	8,950,000	52,000,000
Additions to office properties and equipment, net	(372,197)	(351,512)
Proceeds from sale of other real estate owned	4,899,309	4,204,737

Net cash (used) provided by investing activities	(34,613,694)	25,256,404

Financing activities:
Net increase (decrease) in demand deposits, NOW, and savings	84,621,972	26,244,651
Net increase (decrease) in time deposits	(69,995,389)	(46,540,557)
Repayment of note payable	(80,000)	(80,000)
Repayment of repurchase agreement	—	(50,000,000)
Net increase (decrease) in advances from borrowers for taxes and insurance	(3,284,566)	2,474,913

Net cash provided (used) by financing activities	11,262,017	(67,900,993)

Net decrease in cash and cash equivalents	(14,795,264)	(40,517,452)
Cash and cash equivalents at beginning of period	149,291,405	130,042,946

Cash and cash equivalents at end of period	$134,496,141	$89,525,494

Supplemental disclosures of cash flow information:
Cash payments of interest	$6,132,279	$10,087,811
Supplemental noncash investing activity:
Transfer of loans to other real estate owned	$8,208,748	$4,396,549

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended

March 31, 2012 and 2011

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

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of PVF Capital Corp. have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with PVF Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2012, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements were prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and note disclosures required by U.S. GAAP.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, PVF Service Corporation (“PVFSC”), Mid Pines Land Company, PVF Holdings, Inc., PVF Mortgage Corp. and PVF Community Development Corp. PVFSC owns certain premises and leases them to the Bank. Mid Pines Land Company, PVF Holdings, Inc., PVF Mortgage Corp. and PVF Community Development Corp. did not have any significant assets or activity as of or for the periods presented. All significant intercompany transactions and balances are eliminated in consolidation. In the period ended March 31, 2012, the Company reclassified certain loans between the loan portfolio segments and reclassified certain deposits between interest bearing and non-interest bearing as presented previously in the Company’s Annual Report on Form 10-K to conform to the current period presentation.

PVFSC and the Bank have entered into various nonconsolidated joint ventures that own real estate, including properties leased to the Bank. The Bank has created various limited liability companies have taken title to property acquired through or in lieu of foreclosure.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The allowance for loan losses, valuation of mortgage servicing rights, fair value of mortgage banking derivatives, valuation of loans held for sale, fair value of securities, valuation of other real estate owned, and the realizability of deferred tax assets are particularly susceptible to change.

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

Part I — FINANCIAL INFORMATION

Interest income on mortgage and commercial loans is discontinued at the time the loan is greater than 90 days delinquent, unless the loan is well-secured with a loan to value ratio of 60% or less and in the process of collection. Interest income on consumer loans is discontinued at the time the loan is greater than 90 days delinquent. Consumer loans that become 180 days or more past due will be classified as loss and the amount deemed uncollectable is charged off. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due greater than 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

The allowance consists of specific and general components. The specific allocation relates to loans that are individually classified as impaired and not yet charged off. The general component covers non-impaired loans and is based on historical loss experience, adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 18 months. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Certain loans to borrowers experiencing financial difficulty can be modified as troubled debt restructurings and are classified as impaired. The modification of the terms of such loans include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed under the Company’s internal underwriting policy with respect to the following: whether the borrower is or will be in payment default on any of his or her debt in the foreseeable future without the modification; whether there is a potential for a bankruptcy filing; whether there is a going-concern issue; or whether the borrower is unable to secure financing elsewhere.

Generally, accruing loans which have one or more of their terms modified in response to financial difficulties of the borrower, but remain payment current, are considered troubled debt restructurings on accrual status and performing. Loans that are classified as nonperforming, which have one or more of their terms modified in response to financial difficulties of the borrower, need to remain payment current for a minimum of 180 days under the terms of the restructuring. Only after satisfactory payment history has been re-established can the loan be moved to accrual status.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the respective loan’s effective rate at inception. The Company records impairments associated with troubled debt restructurings as specific allocations to the allowance. If a troubled debt restructure is paid off, the associated specific allocation is released back into the general allowance. For troubled debt restructurings considered to be collateral dependent, the loan is reported, net, at the fair value of collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Historically, the Company recognized specific impairment on individual loans through the utilization of a specific valuation allowance, but did not charge off the impaired loan amount until the loan was disposed and removed from the loan accounting system. During the quarter ended December 31, 2011, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing the ability to track the legal contractual amounts. As such, during the three months ended March 31, 2012 and December 31, 2011, respectively, the Company charged off those principal loan amounts which had previously been specifically impaired through a specific valuation allowance and continued to be carried in loans outstanding. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the periods and reducing the allowance for loan losses associated with specific reserves. Since these charge-offs associated with the implementation of this loan accounting system were previously specifically reserved and included in the Company’s historical loss factors, the allowance for loan losses did not need to be replenished after recording these charge-offs.

New Accounting Pronouncements:

On January 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”), which is codified in ASC Topic 820, Fair Value Measurement. This pronouncement changes certain fair value measurement guidance and expands certain disclosure requirements. Adoption of this pronouncement did not have a material effect on our consolidated financial statements.

On January 1, 2012, the Company adopted ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”) and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (“ASU 2011-12”), which are codified in ASC Topic 220, Comprehensive Income. ASU 2011-05 requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. ASU 2011-12 indefinitely defers certain provision of ASU 2011-05 that required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Adoption of these pronouncements did not have a material effect on our consolidated financial statements.

Part I — FINANCIAL INFORMATION

NOTE 2 — SECURITIES

As of March 31, 2012 and June 30, 2011, the amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC structured notes	$3,000,000	$300	$—	$3,000,300
FNMA structured notes	2,000,000	11,000	—	2,011,000
Trust preferred securities	18,894,788	337,501	(25,807)	19,206,482

Total	$23,894,788	$348,801	$(25,807)	$24,217,782

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC structured notes	$3,000,000	$—	$(6,000)	$2,994,000
FNMA structured notes	5,950,000	2,674	—	5,952,674

Total	$8,950,000	$2,674	$(6,000)	$8,946,674

Management performs a quarterly evaluation of investment securities for other-than-temporary impairment. At March 31, 2012 and June 30, 2011, the gross unrealized losses were in a loss position for less than 12 months. Management does not believe that any of these losses at March 31, 2012 or June 30, 2011 represent an other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, he cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-then-temporary impairment is identified.

The amortized cost and fair value of securities available-for-sale, by contractual maturity, are shown below:

	March 31, 2012
	Amortized Cost	Fair Value
One to five years	$5,000,000	$5,011,300
Greater than 10 years	$18,894,788	$19,206,482

Total	$23,894,788	$24,217,782

	June 30, 2011
	Amortized Cost	Fair Value
Five to ten years	$8,950,000	$8,946,674

Total	$8,950,000	$8,946,674

Part I — FINANCIAL INFORMATION

The Federal Home Loan Mortgage Corporation (“FHLMC”) structured note held at March 31, 2012 was callable on March 29, 2012 and quarterly thereafter, has multiple coupon resets and matures on September 29, 2016. The Fannie Mae (“FNMA”) structured note held at March 31, 2012 is callable on November 9, 2012 and quarterly thereafter, has multiple coupon resets and matures on November 9, 2016.

The fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at March 31, 2012 and June 30, 2011 are summarized as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FHLMC mortgage-backed securities	$10,725,596	$154,939	$—	$10,880,535
FNMA mortgage-backed securities	5,765,113	44,452	—	5,809,565

Total	$16,490,709	$199,391	$—	$16,690,100

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FHLMC mortgage-backed securities	$5,012,927	$4,537	$(45,343)	$4,972,121

Total	$5,012,927	$4,537	$(45,343)	$4,972,121

These mortgage-backed securities are backed by residential mortgage loans and do not mature on a single maturity date.

There were no mortgage-backed securities with unrealized losses at March 31, 2012. At June 30, 2011, gross unrealized losses on mortgage-backed securities were in a loss position for less than 12 months. All of the Company’s holdings of mortgage-backed securities were issued by U.S. government sponsored enterprises. Unrealized losses on mortgage-backed securities were not recognized into income, because the decline in fair value was attributable to changes in interest rates and illiquidity (and not credit quality), and because the Company did not have the intent to sell these mortgage-backed securities and it was likely that it would not be required to sell the securities before their anticipated recovery. The Company did not consider these securities to be other than temporarily impaired at June 30, 2011.

Part I — FINANCIAL INFORMATION

NOTE 3 — LOANS RECEIVABLE

In the period ended December 31, 2011, the Company reclassified certain loans between the loan portfolio segments as presented previously in the Company’s Annual Report on Form 10-K to conform to the current period presentation. Loans receivable at March 31, 2012, and June 30, 2011 consisted of the following:

	March 31,	June 30,
	2012	2011
One-to-Four Family Loans:
1-4 Family Owner Occupied	$58,949,489	$65,501,675
1-4 Family Non-Owner Occupied	35,594,289	39,705,016
1-4 Family Second Mortgage	29,489,020	32,897,907
Home Equity Lines of Credit	66,895,063	71,947,078
Home Equity Investment Lines of Credit	5,882,512	8,031,953
One-to-Four Family Construction Loans:
1-4 Family Construction	1,294,572	1,135,786
1-4 Family Construction Models/Speculative	933,446	5,140,560
Multi-Family Loans:
Multi-Family	55,780,048	50,294,026
Multi-Family Second Mortgage	401,348	421,489
Multi-Family Construction	3,968,312	1,593,981
Commercial Real Estate Loans:
Commercial	203,296,420	195,318,830
Commercial Second Mortgage	5,942,820	8,187,212
Commercial Lines of Credit	10,469,394	17,020,580
Commercial Construction	982,378	4,236,607
Commercial and Industrial Loans	48,646,014	30,721,403
Land Loans:
Lot Loans	13,756,459	22,924,077
Acquisition and Development Loans	20,579,284	23,022,620
Consumer Loans	1,387,929	162,266

Total loans receivable	564,248,797	578,263,066

Net deferred loan origination fees	(692,416)	(984,136)
Allowance for loan losses	(16,913,711)	(29,996,893)

Total loans receivable, net	$546,642,670	$547,282,037

Part I — FINANCIAL INFORMATION

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total

Beginning balance at December 31, 2011	$5,904,130	$530,508	$1,240,126	$5,511,013	$1,560,023	$2,373,755	$395,600	$17,515,155
Provision for loan losses	1,056,747	(4,424)	165,112	(512,507)	(914,177)	2,377,974	(152,725)	2,016,000
Charge-offs	(1,594,690)	(123,687)	—	(780,211)	(3,088)	(425,076)	—	(2,926,752)
Recoveries	44,771	—	—	16,328	238,209	10,000	—	309,308

Ending balance at March 31, 2012	$5,410,958	$402,397	$1,405,238	$4,234,623	$880,967	$4,336,653	$242,875	$16,913,711

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total

Beginning balance at December 31, 2010	$10,263,194	$1,881,756	$2,935,622	$8,103,253	$669,481	$7,639,306	$385	$31,492,997
Provision for loan losses	1,001,661	(65,152)	(39,419)	756,591	(174,645)	544,832	66,132	2,090,000
Charge-offs	(1,221,777)	(469,065)	(490,082)	(59,769)	—	(1,608,040)	—	(3,848,733)
Recoveries	68,166	15,379	—	41,658	16,775	—	—	141,978

Ending balance at March 31, 2011	$10,111,244	$1,362,918	$2,406,121	$8,841,733	$511,611	$6,576,098	$66,517	$29,876,242

Part I — FINANCIAL INFORMATION

The following table presents activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2012:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total

Beginning balance at June 30, 2011	$8,841,454	$1,266,740	$1,767,336	$8,458,942	$1,663,894	$7,891,305	$107,222	$29,996,893
Provision for loan losses	2,807,565	217,262	243,392	(315,396)	(533,952)	2,927,476	135,653	5,482,000
Charge-offs	(6,323,123)	(1,081,605)	(605,490)	(4,030,222)	(540,870)	(6,549,479)	—	(19,130,789)
Recoveries	85,062	—	—	121,299	291,895	67,351	—	565,607

Ending balance at March 31, 2012	$5,410,958	$402,397	$1,405,238	$4,234,623	$880,967	$4,336,653	$242,875	$16,913,711

A summary of the changes in the allowance for loan losses for the nine months ended March 31, 2011 is as follows:

Nine months
ended
2011

Beginning balance	$31,519,466
Provision for loan losses	9,390,000
Loans charged-off	(11,474,301)
Recoveries	441,077

Ending balance	$29,876,242

Part I — FINANCIAL INFORMATION

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2012. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees, but excludes accrued interest receivable which is not considered to be material.

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$906,314	$101,716	$—	$170,785	$306,780	$252,000	$—	$1,737,595
Collectively evaluated for impairment	4,504,644	300,681	1,405,238	4,063,838	574,187	4,084,653	242,875	15,176,116

Total ending allowance balance	$5,410,958	$402,397	$1,405,238	$4,234,623	$880,967	$4,336,653	$242,875	$16,913,711

Loans
Loans individually evaluated for impairment	$13,850,491	$1,175,061	$636,509	$13,720,119	$1,307,066	$6,351,671	$—	$37,040,917
Loans collectively evaluated for impairment	182,718,367	1,050,223	59,439,386	206,700,073	47,279,252	27,941,937	1,386,226	526,515,464

Total ending loans balance	$196,568,858	$2,225,284	$60,075,895	$220,420,192	$48,586,318	$34,293,608	$1,386,226	$563,556,381

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

Part I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2012 and the average recorded investment and interest income recognized by class for the nine months ended March 31, 2012:

	March 31, 2012
	Unpaid Principal Balance (1)	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$6,679,205	$5,867,587	—	$5,800,153	$80,206	$80,206
1-4 Family Non-Owner Occupied	4,860,622	2,745,187	—	3,178,448	32,083	32,083
1-4 Family Second Mortgage	1,291,641	1,241,837	—	1,327,467	14,328	14,328
Home Equity Lines of Credit	1,822,833	1,820,596	—	1,121,372	—	—
Home Equity Investment Lines of Credit	157,121	156,929	—	198,887	—	—
One-to-Four Family Construction Loans:
1-4 Family Construction	282,542	210,293	—	52,573	2,197	2,197
1-4 Family Construction Models/Speculative	926,542	439,050	—	430,507	—	—
Multi-Family Loans:
Multi-Family	1,006,573	636,509	—	931,248	21,239	21,239
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	7,933,276	7,127,059	—	7,291,011	132,425	132,425
Commercial Second Mortgage	137,105	65,746	—	335,025	1,660	1,660
Commercial Lines of Credit	1,778,456	1,776,273	—	2,984,380	24,457	24,457
Commercial Construction	828,491	643,791	—	506,536	—	—
Commercial and Industrial Loans	1,319,446	962,480	—	2,615,647	249	249
Land Loans:
Lot Loans	5,068,194	3,590,810	—	2,276,751	3,658	3,658
Acquisition and Development Loans	5,382,261	2,624,696	—	1,524,327	25,825	25,825
Consumer Loans	—	—	—	—	—	—

Total with no related allowance recorded	$39,474,308	$29,908,843	$—	$30,574,332	$338,327	$338,327

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$247,293	$246,990	$14,685	$640,788	$4,016	$4,016
1-4 Family Non-Owner Occupied	118,243	118,098	8,286	2,433,254	8,933	8,933
1-4 Family Second Mortgage	—	—	—	180,733	—	—
Home Equity Lines of Credit	1,117,396	1,116,025	469,147	1,973,233	—	—
Home Equity Investment Lines of Credit	537,903	537,242	414,197	454,845	—	—
One-to-Four Family Construction Loans:
1-4 Family Construction	526,363	525,718	101,716	131,429	21,029	21,029
1-4 Family Construction Models/Speculative	—	—	—	1,550,474	—	—
Multi-Family Loans:
Multi-Family	—	—	—	184,106	—	—
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	4,112,297	4,107,250	170,784	5,607,978	140,285	140,285
Commercial Second Mortgage	—	—	—	34,220	—	—
Commercial Lines of Credit	—	—	—	48,854	—	—
Commercial Construction	—	—	—	1,573,306	—	—
Commercial and Industrial Loans	345,009	344,586	306,780	1,739,194	18,550	18,550
Land Loans:
Lot Loans	136,332	136,165	252,000	1,671,631	—	—
Acquisition and Development Loans	—	—	—	4,913,195	—	—
Consumer Loans	—	—	—	—	—	—

Total with an allowance recorded	$7,140,836	$7,132,074	$1,737,595	$23,137,240	$192,813	$192,813

Total loans evaluated for impairment	$46,615,144	$37,040,917	$1,737,595	$53,711,572	$531,140	$531,140

(1)	There are $10.8 million of loans individually identified for impairment accruing interest.

Part I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

	June 30, 2011
	Unpaid Principal Balance (1)	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$7,132,500	$7,120,361	$—
1-4 Family Non-Owner Occupied	1,157,145	1,155,176	—
1-4 Family Second Mortgage	1,045,287	1,043,508	—
Home Equity Lines of Credit	941,437	939,835	—
Home Equity Investment Lines of Credit	133,906	133,678	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Speculative	177,211	176,909	—
Multi-Family Loans:
Multi-Family	2,147,835	2,144,180	—
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	6,441,158	6,430,196	—
Commercial Second Mortgage	571,473	570,500	—
Commercial Lines of Credit	2,903,227	2,898,286	—
Commercial Construction	370,000	369,370	—
Commercial and Industrial Loans	1,561,184	1,558,527	—
Land Loans:
Lot Loans	965,760	964,116	—
Acquisition and Development Loans	439,972	439,224	—
Consumer Loans	—	—	—

Total with no related allowance recorded	$25,988,095	$25,943,866	$—

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$688,987	$687,815	$198,181
1-4 Family Non-Owner Occupied	4,885,942	4,877,627	2,024,076
1-4 Family Second Mortgage	266,872	266,418	266,872
Home Equity Lines of Credit	2,274,632	2,270,761	954,907
Home Equity Investment Lines of Credit	345,735	345,147	49,506
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Speculative	3,000,405	2,995,299	935,146
Multi-Family Loans:
Multi-Family	368,828	368,200	117,896
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	8,617,625	8,602,959	1,367,503
Commercial Second Mortgage	—	—	—
Commercial Lines of Credit	—	—	—
Commercial Construction	3,451,883	3,446,009	1,051,178
Commercial and Industrial Loans	1,640,858	1,638,065	768,973
Land Loans:
Lot Loans	2,976,902	2,971,835	867,189
Acquisition and Development Loans	10,081,233	10,064,076	4,433,565
Consumer Loans	—	—	—

Total with an allowance recorded	$38,599,902	$38,534,211	$13,034,992

Total loans evaluated for impairment	$64,587,997	$64,478,077	$13,034,992

(1)	There are $14.2 million of loans individually identified for impairment accruing interest.

Part I — FINANCIAL INFORMATION

The average recorded investment in impaired loans for the nine-month period ended March 31, 2011 amounted to $60.5 million. Interest recognized on impaired loans, while considered impaired in the period, was not material.

Past Due and Non-Accrual Loans

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loan as of March 31, 2012 and June 30, 2011. Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	March 31, 2012		June 30, 2011
	Nonaccrual(1)	Loans Past Due Over 90 Days Still Accruing(2)	Nonaccrual(1)	Loans Past Due Over 90 Days Still Accruing(2)
One-to-Four Family Loans:
1-4 Family Owner Occupied	$3,051,291	$—	$4,456,920	$—
1-4 Family Non-Owner Occupied	2,696,829	—	5,497,907	—
1-4 Family Second Mortgage	575,385	—	225,705	—
Home Equity Lines of Credit	2,936,621	—	3,061,315	—
Home Equity Investment Lines of Credit	694,171	—	478,825	—
One-to-Four Family Construction Loans:
1-4 Family Construction	210,381	—	—	—
1-4 Family Construction Models/Speculative	439,647	—	2,646,740	—
Multi-Family Loans:
Multi-Family	336,661	—	2,204,456	—
Multi-Family Second Mortgage	—	—	—	—
Multi-Family Construction	—	—	—	—
Commercial Real Estate Loans:
Commercial	4,866,245	—	9,902,065	—
Commercial Second Mortgage	65,834	—	570,500	—
Commercial Lines of Credit	494,365	—	1,616,987	—
Commercial Construction	644,016	—	3,815,379	—
Commercial and Industrial Loans	960,142	—	1,522,402	—
Land Loans:
Lot Loans	3,728,780	—	3,758,906	—
Acquisition and Development Loans	1,812,402	—	10,503,299	—
Consumer Loans	—	—	—	—

Total	$23,512,770	$—	$50,261,406	$—

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.
(2)	At March 31, 2012 and June 30, 2011, the Company had balances of approximately $6.1 million and $2.3 million, respectively, in loans that have matured and continue to make current payments. These loans are not considered past due as a result of their payment status being current.

Part I — FINANCIAL INFORMATION

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 by class of loan. Performing loans are accruing loans less than 90 days past due. Nonperforming loans are all loans not accruing or greater than 90 days past due and accruing. At March 31, 2012, the Company had a balance of approximately $6.1 million in loans that were contractually past maturity but were not considered past due as a result of the payment status being current.

Performing Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$2,143,132	$—	$—	$2,143,132	$53,682,726	$55,825,858
1-4 Family Non-Owner Occupied	—	—	—	—	32,853,781	32,853,781
1-4 Family Second Mortgage	—	161,274	—	161,274	28,716,173	28,877,447
Home Equity Lines of Credit	246,446	145,871	—	392,317	63,484,034	63,876,351
Home Equity Investment Lines of Credit	109,934	—	—	109,934	5,071,188	5,181,122
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	1,082,603	1,082,603
1-4 Family Construction Models/Speculative	—	—	—	—	492,653	492,653
Multi-Family Loans:
Multi-Family	274,005	—	—	274,005	55,100,931	55,374,936
Multi-Family Second Mortgage	—	—	—	—	400,856	400,856
Multi-Family Construction	—	—	—	—	3,963,442	3,963,442
Commercial Real Estate Loans:
Commercial	—	294,999	—	294,999	197,885,702	198,180,701
Commercial Second Mortgage	—	—	—	—	5,869,694	5,869,694
Commercial Lines of Credit	1,479,463	123,953	—	1,603,416	8,358,765	9,962,181
Commercial Construction	—	—	—	—	337,157	337,157
Commercial and Industrial Loans	93,641	—	—	93,641	47,532,535	47,626,176
Land Loans:
Lot Loans	—	—	—	—	10,010,799	10,010,799
Acquisition and Development Loans	—	—	—	—	18,741,628	18,741,628
Consumer Loans	—	—	—	—	1,386,226	1,386,226

Total Performing Loans	$4,346,621	$726,097	$—	$5,072,718	$534,970,893	$540,043,611

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$92,574	$—	$2,364,335	$2,456,909	$594,382	$3,051,291
1-4 Family Non-Owner Occupied	—	—	2,129,926	2,129,926	566,903	2,696,829
1-4 Family Second Mortgage	41,546	—	518,847	560,393	14,992	575,385
Home Equity Lines of Credit	252,039	—	2,395,320	2,647,359	289,263	2,936,622
Home Equity Investment Lines of Credit	245,751	92,686	302,594	641,031	53,141	694,172
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	210,381	210,381	—	210,381
1-4 Family Construction Models/Speculative	—	—	318,290	318,290	121,357	439,647
Multi-Family Loans:
Multi-Family	—	—	336,661	336,661	—	336,661
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	—	—	4,703,852	4,703,852	162,392	4,866,244
Commercial Second Mortgage	—	—	65,834	65,834	—	65,834
Commercial Lines of Credit	—	—	494,365	494,365	—	494,365
Commercial Construction	—	—	644,016	644,016	—	644,016
Commercial and Industrial Loans	44,095	—	799,239	843,334	116,808	960,142
Land Loans:
Lot Loans	—	—	2,675,740	2,675,740	1,053,039	3,728,779
Acquisition and Development Loans	34,270		1,641,967	1,676,237	136,165	1,812,402
Consumer Loans	—	—	—	—	—	—

Total Nonperforming Loans	710,275	92,686	19,601,367	20,404,328	3,108,442	23,512,770

Total Loans	$5,056,896	$818,783	$19,601,367	$25,477,046	$538,079,335	$563,556,381

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

Performing Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$2,143,132	$288,485	$—	$2,431,617	$60,102,395	$62,534,012
1-4 Family Non-Owner Occupied	1,435,901	491,638	—	1,927,539	32,211,997	34,139,536
1-4 Family Second Mortgage	223,182	492,543	—	715,725	31,900,488	32,616,213
Home Equity Lines of Credit	88,971	98,347	—	187,318	68,576,001	68,763,319
Home Equity Investment Lines of Credit	82,077	—	—	82,077	7,457,381	7,539,458
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	1,133,853	1,133,853
1-4 Family Construction Models/Speculative	—	525,467	—	525,467	1,959,605	2,485,072
Multi-Family Loans:
Multi-Family	—	—	—	—	48,003,975	48,003,975
Multi-Family Second Mortgage	—	—	—	—	420,772	420,772
Multi-Family Construction	—	—	—	—	1,591,268	1,591,268
Commercial Real Estate Loans:
Commercial	1,602,314	270,619	—	1,872,933	183,211,422	185,084,355
Commercial Second Mortgage	—	—	—	—	7,602,778	7,602,778
Commercial Lines of Credit	1,699,973	—	—	1,699,973	13,674,653	15,374,626
Commercial Construction	—	—	—	—	414,018	414,018
Commercial and Industrial Loans	422,568	—	—	422,568	28,724,148	29,146,716
Land Loans:
Lot Loans	1,160,748	135,812	—	1,296,560	17,829,597	19,126,157
Acquisition and Development Loans	658,166	159,713	—	817,879	11,662,261	12,480,140
Consumer Loans					161,989	161,989

Total Performing Loans	$9,517,032	$2,462,624	$—	$11,979,656	$516,638,601	$528,618,257

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$—	$93,565	$4,012,589	$4,106,154	$350,766	$4,456,920
1-4 Family Non-Owner Occupied	435,800	627,040	4,141,259	5,204,099	293,809	5,497,908
1-4 Family Second Mortgage	—	—	141,746	141,746	83,958	225,704
Home Equity Lines of Credit	—	195,424	2,721,596	2,917,020	144,295	3,061,315
Home Equity Investment Lines of Credit	—	—	386,183	386,183	92,642	478,825
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	2,525,098	2,525,098	121,642	2,646,740
Multi-Family Loans:
Multi-Family	—	—	2,204,456	2,204,456	—	2,204,456
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	708,806	1,043,705	7,311,487	9,063,998	838,067	9,902,065
Commercial Second Mortgage	—	—	570,500	570,500	—	570,500
Commercial Lines of Credit	—	—	1,489,641	1,489,641	127,346	1,616,987
Commercial Construction	—	—	3,815,379	3,815,379	—	3,815,379
Commercial and Industrial Loans	998,298	—	200,418	1,198,716	323,686	1,522,402
Land Loans:
Lot Loans	357,415	—	3,401,491	3,758,906	—	3,758,906
Acquisition and Development Loans	—	—	8,383,675	8,383,675	2,119,624	10,503,299
Consumer Loans	—	—	—	—	—	—

Total Nonperforming Loans	2,500,319	1,959,734	41,305,518	45,765,571	4,495,835	50,261,406

Total Loans	$12,017,351	$4,422,358	$41,305,518	$57,745,227	$521,134,436	$578,879,663

Part I — FINANCIAL INFORMATION

Troubled Debt Restructurings:

Included in loans individually impaired are loans with recorded investment of $16,093,121 and $15,883,869 for which the Company has allocated $231,370 and $443,705 of specific reserves to customers whose terms have been modified in troubled debt restructurings as of March 31, 2012 and June 30, 2011, respectively. Included in troubled debt restructurings are $3,181,604 and $3,041,051 of restructured loans on nonaccrual at March 31, 2012 and June 30, 2011, respectively. Of the restructured loans, both performing and nonaccrual, two loans totaling $116,952 are not performing in accordance with their modified terms. There are no commitments to lend additional amounts at March 31, 2012 and June 30, 2011.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in troubled debt restructurings as of March 31, 2012 and June 30, 2011:

	Number of Loans	Outstanding Recorded Investment 3/31/2012	Number of Loans	Outstanding Recorded Investment 6/30/2011
Troubled Debt Restructurings:
One-to-Four Family Loans:
1-4 Family Owner Occupied	20	$3,997,585	19	$3,706,744
1-4 Family Non-Owner Occupied	2	111,944	15	1,355,137
1-4 Family Second Mortgage	5	914,623	5	922,159
Home Equity Lines of Credit	1	63,782	3	263,241
Home Equity Investment Lines of Credit	0	—	0	—
One-to-Four Family Construction Loans:
1-4 Family Construction	0	—	0	—
1-4 Family Construction Models/Speculative	0	—	0	—
Multi-Family Loans:
Multi-Family	1	300,670	1	308,448
Multi-Family Second Mortgage	0	—	0	—
Multi-Family Construction	0	—	0	—
Commercial Real Estate Loans:
Commercial	11	8,557,434	9	7,888,487
Commercial Second Mortgage	0	—	0	—
Commercial Lines of Credit	0	—	0	—
Commercial Construction	0	—	0	—
Commercial and Industrial Loans	2	46,927	2	156,169
Land Loans:				—
Lot Loans	0	—	0	—
Acquisition and Development Loans	2	2,100,156	1	1,283,484
Consumer Loans

Total	44	$16,093,121	55	$15,883,869

The summary of activity for troubled debt restructured loans for the three and nine months ending March 31, 2012 was as follows:

	Three months ended March 31, 2012	Nine months ended March 31, 2012
Troubled Debt Restructurings:
Beginning balance	$17,166,030	$15,883,869
Additions	—	2,763,159
Charge-offs	(182,328)	(1,111,816)
Payoffs or paydowns	(890,581)	(1,442,091)

Ending balance	$16,093,121	$16,093,121

Part I — FINANCIAL INFORMATION

During the period ended March 31, 2012, the terms of certain loans to borrowers experiencing financial difficulty were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The following table presents loans by class that were modified as troubled debt restructurings during the three and nine months ended March 31, 2012. No new modifications occurred during the three months ended March 31, 2012. All modifications during the nine months ended March 31, 2012 involved a reduction of the stated interest rate of the loan and were for periods ranging from 12 months to 24 months. No maturity dates were extended in these modifications.

	Three months ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	1	$234,441	$234,441

Total	1	$234,441	$234,441

	Nine months ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	1	$234,441	$234,441
1-4 Family Non-Owner Occupied	1	106,976	106,976
Commercial Real Estate	3	2,437,542	1,544,149
Commercial Second Mortgage	1	295,362	295,362
Acquisition and Development	1	816,672	816,672

Total	7	$3,890,993	$2,997,600

The troubled debt restructurings increased the allowance for loan losses by $39,981 and $76,376 for the three months and nine months ended March 31, 2012, respectively and resulted in $182,328 and $1.1 million of charge offs during the three months and nine months ended March 31, 2012, respectively.

Part I — FINANCIAL INFORMATION

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial and Industrial	2	$116,952	$116,952

Total	2	$116,952	$116,952

For the purpose of this disclosure, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted did not result in an increase in the allowance for loan losses or result in charge offs during the period ended March 31, 2012.

Credit Quality Indicators

The Company categorizes loans into risk strata based on relevant borrower information about the ability to service debt. This information includes a review of current financial information, historic payment experience, credit documentation, relevant public information and other factors, as determined by credit underwriting guidelines. Through its analysis of individual borrowers, the Company classifies each loan as to credit risk. All loans considered non-homogeneous, specifically those that are deemed commercial and industrial or commercial real estate loans, are subject to review by the Company, regardless of loan size. In practice, these loans are reviewed continually and changes to the risk rating, if necessary, occur on a quarterly basis. Loans that are considered homogeneous, or those which fall into the categories of one-to-four family loans or into consumer loans, are not individually rated annually. The payment performance of the homogeneous loans serves as the clear credit indicator of classification into the categories of pass-rated loans or into substandard, nonaccrual loans. Homogeneous loans that are less than 90 days past due are generally reported as pass-rated loans, unless related to a rated commercial and industrial or commercial real estate loan. Homogeneous loans which are greater than 90 days past due are placed on nonaccrual and rated substandard. Payment performance indicators are based on performance through March 31, 2012. The Company uses the following definitions for adverse risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that requires close attention. If left unattended, the potential weaknesses may result in further deterioration in the repayment prospects of the loan or of the institution’s credit position at a future date.

Substandard. Loans classified as substandard are protected inadequately by the current financial means of the borrower or through the liquidation of collateral pledged. Loans classified as substandard have a well-defined weakness and without substantial intervention, there is a distinct possibility that the Company may incur a loss. As a matter of practice, if the Company feels that a total loss is imminent, it designates nearly all of these loans to charge off. Accordingly, the Company uses the loan classification of doubtful (as defined hereafter), sparingly.

Part I — FINANCIAL INFORMATION

Doubtful. Loans classified as doubtful have all of the inherent weaknesses of those loans classified as substandard with the added structural weakness that the collection in full is highly unlikely. As such, this category is used sparingly by the Company.

As of March 31, 2012, and based on the most recent analysis performed by the Company, the risk category of loans by class of loan was as follows:

	Pass(1)	Special Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$54,404,144	$891,661	$3,581,346	$—	$58,877,151
1-4 Family Non-Owner Occupied	32,620,495	—	2,930,115	—	35,550,610
1-4 Family Second Mortgage	28,668,745	207,995	576,092	—	29,452,832
Home Equity Lines of Credit	63,799,693	49,585	2,963,695	—	66,812,973
Home Equity Investment Lines of Credit	5,135,215	—	740,079	—	5,875,294
One-to-Four Family Construction Loans:
1-4 Family Construction	555,981	—	737,003	—	1,292,984
1-4 Family Construction Models/Speculative	492,113	—	440,187	—	932,300
Multi-Family Loans:
Multi-Family	54,236,909	1,137,613	337,075	—	55,711,597
Multi-Family Second Mortgage	400,856	—	—	—	400,856
Multi-Family Construction	3,963,442	—	—	—	3,963,442
Commercial Real Estate Loans:
Commercial	181,757,653	6,085,148	15,204,142	—	203,046,943
Commercial Second Mortgage	5,869,613	—	65,915	—	5,935,528
Commercial Lines of Credit	7,433,644	235,933	2,786,969	—	10,456,546
Commercial Construction	336,365	—	644,808	—	981,173
Commercial and Industrial Loans	46,655,961	94,395	1,835,962	—	48,586,318
Land Loans:
Lot Loans	9,966,131	40,086	3,733,361	—	13,739,578
Acquisition and Development Loans	18,348,725	—	2,205,305	—	20,554,030
Consumer Loans	1,386,226	—	—	—	1,386,226

Total	$516,031,911	$8,742,416	$38,782,054	$—	$563,556,381

(1)	There are $15.8 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

Part I — FINANCIAL INFORMATION

As of June 30, 2011, and based on the most recent analysis performed by the Company, the risk category of loans by class of loan was as follows:

	Pass(1)	Special Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$59,361,176	$949,387	$5,079,636	$—	$65,390,199
1-4 Family Non-Owner Occupied	33,321,617	78,019	6,237,807	—	39,637,443
1-4 Family Second Mortgage	31,936,613	458,096	447,208	—	32,841,917
Home Equity Lines of Credit	68,342,138	421,182	3,061,314	—	71,824,634
Home Equity Investment Lines of Credit	7,099,224	395,066	523,993	—	8,018,283
One-to-Four Family Construction Loans:
1-4 Family Construction	1,133,853	—	—	—	1,133,853
1-4 Family Construction Models/Speculative	1,684,267	249,575	3,197,969	—	5,131,811
Multi-Family Loans:
Multi-Family	46,492,916	1,511,059	2,204,456	—	50,208,431
Multi-Family Second Mortgage	420,772	—	—	—	420,772
Multi-Family Construction	1,591,268	—	—	—	1,591,268
Commercial Real Estate Loans:
Commercial	171,718,953	7,150,951	16,116,516	—	194,986,420
Commercial Second Mortgage	7,602,778	—	570,500	—	8,173,278
Commercial Lines of Credit	12,683,879	402,588	3,905,146	—	16,991,613
Commercial Construction	414,018	—	3,815,379	—	4,229,397
Commercial and Industrial Loans	25,464,753	2,634,968	2,569,399	—	30,669,120
Land Loans:
Lot Loans	18,091,752	42,077	4,751,234	—	22,885,063
Acquisition and Development Loans	9,418,918	2,129,619	11,434,902	—	22,983,439
Consumer Loans	161,989	—	—	—	161,989

Total	$496,940,884	$16,422,587	$63,915,459	$—	$577,278,930

(1)	There are $9.1 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

NOTE 4 — MORTGAGE BANKING ACTIVITIES

Loans held for sale at March 31, 2012 and June 30, 2011 were $16,385,607 and $9,392,389, respectively.

The Company utilizes the fair value option for accounting for its loans held for sale. The fair value of loans held for sale exceeded the unpaid principal balance of these loans by $397,749 and $181,964 as of March 31, 2012 and June 30, 2011, respectively. The gain on loans held for sale as of March 31, 2012 was reported as gain on sale of mortgage loans on the consolidated statement of operations. Interest on loans held for sale was reported in interest income.

The Company services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the fair value of servicing rights retained on loans originated by the Company and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption “Prepaid expenses and other assets.” At March 31, 2012, the mortgage loan servicing portfolio was approximately $1.0 billion.

Part I — FINANCIAL INFORMATION

Originated mortgage servicing rights capitalized and amortized during the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
	2012	2011
Servicing rights:
Beginning of period	$6,696,594	$7,065,460
Additions	1,132,160	855,323
Amortized to expense	(1,031,394)	(374,152)
Recovery of valuation allowance for impairment	102,773	126,658

End of period	$6,900,133	$7,673,289

Originated mortgage servicing rights capitalized and amortized during the nine months ended March 31, 2012 and 2011 were as follows:

	Nine months ended March 31,
	2012	2011
Servicing rights:
Beginning of period	$7,519,287	$6,960,969
Additions	2,738,575	3,545,737
Amortized to expense	(2,777,426)	(2,494,990)
Valuation allowance for impairment	(580,303)	(338,427)

End of period	$6,900,133	$7,673,289

Activity in the valuation allowance for mortgage servicing rights over the three months and nine months ended March 31, 2012, as compared with the same periods during 2011, were as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011

Balance, beginning of period	$(987,077)	$(465,085)
Impairment charges	—	—
Impairment recoveries	102,773	126,658

Balance, end of period	$(884,304)	$(338,427)

	Nine months ended March 31, 2012	Nine months ended March 31, 2011

Balance, beginning of period	$(304,001)	$—
Impairment charges	(698,468)	(1,183,799)
Impairment recoveries	118,165	845,372

Balance, end of period	$(884,304)	$(338,427)

Part I — FINANCIAL INFORMATION

Mortgage banking activities for the three and nine months ended March 31, 2012 and 2011, net consisted of the following:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011

Mortgage loan servicing fees	$411,947	$672,852	$1,701,629	$1,967,297
Amortization of mortgage loan servicing rights	(1,031,394)	(374,152)	(2,777,426)	(2,494,990)
Recovery (impairment) of mortgage loan servicing rights	102,773	126,658	(580,303)	(338,427)

Mortgage loan servicing income (loss), net	(516,674)	425,358	(1,656,100)	(866,120)
Changes in fair value of mortgage banking derivatives	520,128	(388,116)	1,092,922	(870,314)
Realized gains on sale of loans	3,329,093	766,414	6,712,912	7,514,596

Gain on the sale of mortgage loans	3,849,221	378,298	7,805,834	6,644,282

Mortgage banking activities, net	$3,332,547	$803,656	$6,149,734	$5,778,162

The above amounts do not include non-interest expense related to mortgage banking activities.

At March 31, 2012 and June 30, 2011, the Company had interest rate-lock commitments on $59,601,352 and $17,625,864, respectively, of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the consolidated financial statements. The fair value of these commitments as of March 31, 2012 and June 30, 2011 was estimated to be $1,214,899 and $231,031, respectively, which is included in accrued expenses and other liabilities in the consolidated statements of financial position. In order to mitigate the interest rate risk represented by these interest rate-lock commitments, the Company entered into contracts to sell mortgage loans of $50,560,900 and $21,679,521 as of March 31, 2012 and June 30, 2011, respectively. These contracts are also considered to be free-standing derivatives and the change in fair value is also recorded in the consolidated financial statements. The fair value of these contracts at March 31, 2012 and June 30, 2011 were estimated to be $(52,823) and $53,908 respectively. These amounts were added to (netted against) the fair value of interest rate-lock commitments recorded in accrued expenses and other liabilities. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.

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

Part I — FINANCIAL INFORMATION

Previously, nonqualified stock options have been granted to directors, which vest immediately. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

For the nine months ended March 31, 2012, and 2011, compensation expense of $182,866 and $296,915, respectively, was recognized in the income statement related to the vesting of awards.

As of March 31, 2012, there was $278,393 of compensation expense related to unvested awards not yet recognized in the consolidated financial statements. The weighted-average period over which this expense is to be recognized is 1.7 years.

The aggregate intrinsic value of all options outstanding at March 31, 2012 was $0. The aggregate intrinsic value of all options that were exercisable at March 31, 2012 was $0. The Company has not issued any stock option awards to directors of the Company since the institution of the regulatory orders. During the three months ended March 31, 2012, the Company issued 75,353 restricted stock awards to directors of the Company in connection with the reinstitution of a directors’ compensation plan. This grant received prior approval from the OCC.

Options outstanding at March 31, 2012 were as follows:

	Outstanding		Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.79 to $ 4.42	560,200	8.48	239,870	2.37
$8.32 to $13.64	195,332	2.72	171,999	10.75

Total	755,532	6.99	411,869	5.87

Part I — FINANCIAL INFORMATION

A summary of stock-based compensation activity for the three and nine months ended March 31, 2012 is as follows:

	Three months ended March 31, 2012 Total options outstanding		Nine months ended March 31, 2012 Total options outstanding
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of period	758,460	$4.29	613,338	$5.07
Forfeited	—	—	(300)	4.02
Expired	(2,928)	7.60	(18,006)	7.13
Exercised	—	—	—	—
Granted	—	—	160,500	1.58

Options outstanding, end of period	755,532	$4.28	755,532	$4.28

Options exercisable, end of period	411,869	$5.87	411,869	$5.87

The weighted-average remaining contractual life of options outstanding as of March 31, 2012 was 7.0 years. The weighted-average remaining contractual life of vested options outstanding as of March 31, 2011 was 5.6 years.

No options were exercised in the three months ended March 31, 2012 and March 31, 2011, respectively.

The fair value for stock options granted during the three and nine months ended March 31, 2012, which consisted of individual grants in July, August, and December 2011 and a group grant in November 2011, were determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

2012
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

There were 342,583 restricted shares issued to executive officers and certain other employees with a weighted average fair value of $1.80 per share at March 31, 2012. The total fair value of restricted shares issued at June 30, 2011 was $500,425. As of March 31, 2012, there was $418,827 of compensation expense related to unvested awards not yet recognized in the consolidated financial statements. The weighted-average period of time over which this expense is to be recognized was 2.16 years at March 31, 2012.

Part I — FINANCIAL INFORMATION

A summary of changes in the Company’s restricted shares for the nine months ended March 31, 2012 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at July 1, 2011	219,500	$410,185
Granted	75,353	115,290
Vested	(57,167)	(106,648)
Forfeited	—	—

Nonvested at March 31, 2012	237,686	$418,827

There were 2,330,147 shares available for future issuance under the 2010 Plan at March 31, 2012.

NOTE 6 — EARNINGS PER SHARE

The following table discloses the income (loss) per share for the three and nine months ended March 31, 2012 and March 31, 2011, respectively:

	Three months ended March 31,
	2012			2011
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Basic EPS
Net income (loss)	$420,265	25,745,071	$0.02	$(2,793,535)	25,669,718	$(0.11)

Effect of dilutive securities - stock options and warrants	$—	160,500	$—	$—	—	$0.00

Diluted EPS
Net income (loss)	$420,265	25,905,571	$0.02	$(2,793,535)	25,669,718	$(0.11)

	Nine months ended March 31,
	2012			2011
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Basic EPS
Net income (loss)	$(2,157,491)	25,688,556	$(0.08)	$(7,121,876)	25,651,552	$(0.28)

Effect of dilutive securities - stock options and warrants	$—	—	$0.00	$—	—	$0.00

Diluted EPS
Net income (loss)	$(2,157,491)	25,688,556	$(0.08)	$(7,121,876)	25,651,552	$(0.28)

Part I — FINANCIAL INFORMATION

There were 595,032 and 378,338 options not considered in the diluted earnings per share calculation for the three and nine months ended March 31, 2012 and 2011, respectively, because they were not dilutive as the exercise price is higher than the average stock price for the periods. There was no dilution attributable to stock options for the three months ended March 31, 2011 and the nine months ended March 31, 2012 and 2011, respectively, since the Company was in a net loss position for the periods.

Also included for consideration in the diluted earnings per share calculation for the nine-month period ended March 31, 2012 were warrants to acquire common shares issued as part of two separate exchange offerings. The warrants issued on September 3, 2009 include warrants to purchase 797,347 common shares, which expired on September 3, 2011. The warrants issued on March 16, 2010 include warrants to purchase 1,246,179 common shares and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants issued on March 16, 2010 were considered for potential dilution for the nine months ended March 31, 2012 but the exercise price of the warrants, $1.75 per warrant, was more than the average market price of the Company’s common shares for the period. Additionally, since the Company was in a net loss position for the period, the warrants were not dilutive.

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

Loans held for sale at fair value. The fair value of loans held for sale, which consist of single-family residential loans, is determined using quoted secondary market prices, adjusted for specific attributes of that loan or other observable data, such as outstanding commitments from third party investors (Level 2 inputs).

Mortgage banking pipeline derivatives. The fair value of loan commitments is measured using current market rates for the associated mortgage loans (Level 2 inputs). The fair value of mandatory forward sales contracts is measured using secondary market pricing for similar product types (Level 2 inputs).

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

Other real estate owned. Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are

Part I — FINANCIAL INFORMATION

routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data approach. Such adjustments are usually significant and typically result in a level 3 classification of the inputs for determining fair value.

Appraisals for both collateral dependent impaired loans and other real estate owned are performed by certified general appraisers for commercial properties or certified residential appraisers for residential properties, whose qualifications and licenses have been reviewed and verified by the Company. When the appraisals are received, Credit Administration reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. The Company currently utilizes a 9% discount for selling costs and it is applied to all properties, regardless of size. This discount is supported by the Company’s most recent analysis. Also, an additional 10% discount is applied to properties with appraisals performed greater than 12 months ago.

Loan Servicing Rights. On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount on an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).

Part I — FINANCIAL INFORMATION

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and June 30, 2011, respectively, are summarized below:

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
FHLMC structured note	$3,000,300	$—	$3,000,300	$—
FNMA structured note	2,011,000	—	2,011,000	—
Bank issued trust preferred securities	19,206,482	—	19,206,482	—
Loans held-for-sale	16,385,607	—	16,385,607	—
Mortgage-backed securities available for sale:
FHLMC mortgage-backed securities	10,880,535	—	10,880,535	—
FNMA mortgage-backed securities	5,809,565	—	5,809,565	—
Interest rate-lock commitments	1,214,899	—	1,214,899	—

Liabilities:
Mandatory forward sales contracts	(52,823)	—	(52,823)	—

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
FHLMC structured note	$2,994,000	$—	$2,994,000	$—
FNMA structured note	5,952,674	—	5,952,674	—
Loans held-for-sale	9,392,389	—	9,392,389	—
Mortgage-backed securities available for sale:
FHLMC mortgage-backed securities	4,972,121	—	4,972,121	—
Interest rate-lock commitments	231,031	—	231,031	—
Mandatory forward sales contracts	53,908	—	53,908	—

There were no transfers between Level 1 and Level 2 in the period ended March 31, 2012 or June 30, 2011. The Company's policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs.

Part I — FINANCIAL INFORMATION

Assets measured at fair value on a nonrecurring basis at March 31, 2012 and June 30, 2011, respectively are summarized below:

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$4,002,345	$—	$—	$4,002,345
1-4 Family Construction	899,247	—	—	899,247
Commercial Real Estate	6,984,586	—	—	6,984,586
Commercial Non-Real Estate	800,392	—	—	800,392
Land	4,711,990	—	—	4,711,990
Real estate owned
1-4 Family	2,742,184	—	—	2,742,184
Commercial Real Estate	939,800	—	—	939,800
Land	2,707,663	—	—	2,707,663
Impaired mortgage servicing rights	7,174,485	—	7,174,485	—

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$4,968,626	$—	$—	$4,968,626
1-4 Family Construction	2,065,259	—	—	2,065,259
Multi-Family	250,932	—	—	250,932
Commercial Real Estate	9,650,827	—	—	9,650,827
Commercial Non-Real Estate	871,885	—	—	871,885
Land	7,757,380	—	—	7,757,380
Real estate owned
1-4 Family	411,518	—	—	411,518
Commercial Real Estate	763,033	—	—	763,033
Land	2,558,795	—	—	2,558,795
Impaired mortgage servicing rights	6,487,574	—	6,487,574	—

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $28.6 million after the application of impaired charge-offs and impaired recasting of $9.5 million, with a specific valuation allowance of $1.7 million at March 31, 2012. At June 30, 2011, impaired loans had a principal balance of $38.6 million, with a specific valuation allowance of $13.0 million. The provision for loan losses related to changes in the fair value of impaired loans was $5.5 million and $9.4 million for the nine months ended March 31, 2012 and 2011, respectively.

Tranches of mortgage servicing rights carried at fair value totaled $7.2 million, which is made up of the outstanding balance of $8.1, net of a valuation allowance of $0.9 million at March 31, 2012. During the nine months ended March 31, 2012, the Company recognized an impairment charge of $0.6 million.

Part I — FINANCIAL INFORMATION

Tranches of mortgage servicing rights carried at fair value totaled $6.5 million, which is made up of the outstanding balance of $6.8 million, net of a valuation allowance of $0.3 million at June 30, 2011. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Other real estate owned which is maintained at fair value less costs to sell, had a net carrying amount of $9,552,019 and $7,972,753 at March 31, 2012, and June 30, 2011, respectively. The carrying amount of other real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs. For the nine months ended March 31, 2012, the Company recognized a net loss of $453,770 on the disposal of other real estate owned and recorded a provision for other real estate owned losses of $1,276,403. These direct write-downs recognized for the period are the result of obtaining updated appraisal valuations and reflect declining property values while holding the asset. The Company values all other real estate owned by obtaining updated appraisal valuations every twelve months. There have been no upward adjustments made in determining fair value. Additionally, the expense of servicing other real estate owned for the nine months ended march 31, 2012 totaled $631,072.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair value at March 31, 2012	Valuation Techniques	Unobservable Inputs	Range (weighted Average)

Impaired loans	$17,398,560	Appraisal value - sales comparison approach	Adjustment for differences between comparable sales	9% - 19%

Real estate owned	6,389,657	Appraisal value - sales comparison approach	Adjustment for differences between comparable sales	9% - 19%

Impaired mortgage servicing rights	7,174,485	Discounted Cash Flow	Discount Rate	N/A

Part I — FINANCIAL INFORMATION

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and are hedged with derivative instruments, and the Company believes the fair value is the best indicator of the valuation of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of March 31, 2012 and 2011.

As of March 31, 2012 and 2011, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

	2012	2011
Aggregate fair value	$16,385,607	$5,848,380
Contractual balance	15,987,858	5,797,929
Gain (loss)	397,749	50,451

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 are as follows:

		Fair Value Measurements at March 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and amounts due from financial institutions	$18,292	$18,292	—	—	$18,292
Interest-bearing deposits	110,204	110,204	—	—	110,204
Federal funds sold	6,000	6,000	—	—	6,000
Securities available for sale	24,218	—	24,218	—	24,218
Mortgage-backed securities available for sale	16,690	—	16,690	—	16,690
Loans receivable, net	546,643	—	—	565,041	565,041
Loans receivable held for sale, net	16,386	—	16,386	—	16,386
Federal Home Loan Bank stock	12,811	N/A	N/A	N/A	N/A
Accrued interest receivable	2,138	—	—	2,138	2,138
Commitments to make loans intended to be sold	1,215	—	1,215	—	1,215

Liabilities:
Demand deposits and savings	(268,425)	(268,425)	—	—	(268,425)
Time deposits	(398,773)	—	(400,497)	—	(400,497)
Notes payable	(1,073)	—	(1,073)	—	(1,073)
Advances from the Federal Home Loan Bank	(35,000)	—	(37,312)	—	(37,312)
Mandatory forward sale contract	(53)	(53)	—	—	(53)
Accrued interest payable	(124)	—	(124)	—	(124)

Part I — FINANCIAL INFORMATION

The carrying amount and estimated fair values of financial instruments at June 30, 2011 were as follows:

	June 30, 2011
	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and amounts due from financial institutions	$19,138	$19,138
Interest-bearing deposits	130,153	130,153
Federal funds sold	—	—
Securities available for sale	8,947	8,947
Mortgage-backed securities available for sale	4,972	4,972
Loans receivable, net	547,282	551,858
Loans receivable held for sale, net	9,392	9,392
Federal Home Loan Bank stock	12,811	NA
Accrued interest receivable	2,204	2,204
Commitments to make loans intended to be sold	231	231
Mandatory forward sales contracts	54	54

Liabilities:
Demand deposits and savings	(232,537)	(232,537)
Time deposits	(420,035)	(425,844)
Notes payable	(1,153)	(1,153)
Advances from the Federal Home Loan Bank	(35,000)	(37,189)
Mandatory forward sale contract	—	—
Accrued interest payable	(119)	(119)

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is involved in interpreting market data so as to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange and may not necessarily be the exit price. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company used the following methods and assumptions to estimate fair value for items not described above:

Cash and amounts due from financial institutions, interest-bearing deposits, and federal funds sold. The carrying amount is a reasonable estimate of fair value because of the short maturity of these instruments and therefore are classified as Level 1.

Loans receivable. For performing variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. For other performing loans receivable, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

Part I — FINANCIAL INFORMATION

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

Federal Home Loan Bank Advance. The fair value of the Company’s FHLB debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

NOTE 8 — NOTE PAYABLE

On November 24, 2008, one of the Company’s subsidiaries obtained a $1.4 million dollar loan from another financial institution with a principal balance of $1,072,778 as of March 31, 2012. The loan was a refinance of a line of credit loan and is collateralized by the Company’s Solon, Ohio headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate plus 50 basis points. The loan required the payment of interest only for nine months and then converted to an amortizing loan for a term of 15 years. At March 31, 2012, the interest rate was 3.75%.

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

Part I — FINANCIAL INFORMATION

Prompt corrective action regulations provide five classifications: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Federal regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 2012, the adjusted total minimum regulatory capital regulations require institutions to have a minimum tangible capital to adjusted total assets ratio of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum ratio of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk-weighted assets of 8.0%. At March 31, 2012 and 2011, respectively, the Bank exceeded all of the aforementioned regulatory capital requirements. For more information, please see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

On October 19, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision (the “OTS”), whereby the Company and the Bank each consented to the issuance of an Order to Cease and Desist (the “Company Order” and the “Bank Order”) without admitting or denying that grounds existed for the OTS to initiate an administrative proceeding against the Company or the Bank.

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

Part I — FINANCIAL INFORMATION

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

At March 31, 2012, Company and the Bank believe they are in compliance with all requirements of the Bank Order and the Company Order that are required to date, with the exception of the level of adversely classified assets and achieving the return to consistent profitability. At March 31, 2012, the Bank’s level of adversely classified assets to core capital plus the allowance for loan and lease losses was 55.9%, and its level of adversely classified assets and assets designated as special mention was 66.0%. The requirements under the Bank Order are 50% and 65%, respectively. The Bank did not meet the reduced adversely classified asset levels required at March 31, 2012, and has not yet returned to consistent profitability, but will continue working to comply with all such requirements in the future.

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

Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At March 31, 2012, the Bank was not allowed to make any capital distributions without regulatory approval.

Part I — FINANCIAL INFORMATION

At March 31, 2012, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Required Under Regulatory Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total Capital to risk weighted assets	$77,096	12.93%	$47,690	8.00%	$59,613	10.00%	$71,535	12.00%
Tier 1 (Core) Capital to risk weighted assets	69,528	11.66%	23,845	4.00%	35,768	6.00%	*	*
Tier 1 (Core) Capital to adjusted total assets	69,528	8.55%	32,545	4.00%	40,681	5.00%	65,090	8.00%
Tangible Capital to adjusted total assets	69,528	8.55%	12,204	1.50%	N/A	N/A	*	*

At June 30, 2011, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Required Under Regulatory Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total Capital to risk weighted assets	$76,475	12.87%	$47,548	8.00%	$59,435	10.00%	$71,322	12.00%
Tier 1 (Core) Capital to risk weighted assets	68,928	11.60%	23,774	4.00%	35,661	6.00%	*	*
Tier 1 (Core) Capital to adjusted total assets	68,928	8.63%	31,958	4.00%	39,947	5.00%	63,916	8.00%
Tangible Capital to adjusted total assets	68,928	8.63%	11,984	1.50%	N/A	N/A	*	*

*	Target levels for these categories are not specified within the Bank Order.

Until the Bank Order is terminated, the Bank cannot be classified as well capitalized under prompt corrective action provisions.

Part I — FINANCIAL INFORMATION

NOTE 11 — OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows at March 31, 2012 and 2011:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Unrealized holding gains (losses) on available for sale securities	$248,995	$(447,261)	$399,078	$(1,864,472)
Tax effect of holding gains and losses on available for sale securities	(4)	(152,068)	25,174	(633,919)
Tax effect of deferred tax asset valuation allowance	—	150,000	—	633,000

Other comprehensive income (loss)	248,999	(445,193)	373,904	(1,863,553)
Net income (loss)	420,265	(2,793,535)	(2,157,491)	(7,121,876)

Total comprehensive income (loss)	$669,264	$(3,238,728)	$(1,783,587)	$(8,985,429)

NOTE 12 — FEDERAL INCOME TAXES

Management recorded deferred tax assets at March 31, 2012 of $5.3 million. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. In management’s opinion, it is more likely than not that the tax benefits will not be realized; consequently, a valuation allowance was established as of March 31, 2012. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a valuation allowance against deferred tax assets of $5.3 million at March 31, 2012 to reduce the carrying amount of the Company’s net deferred tax asset to zero. At June 30, 2011, the Company recorded a deferred tax asset of $4.4 million with a valuation allowance of $4.4 million reducing the carrying amount of the Company’s net deferred tax asset to zero.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition and results of operations at and for the three and nine months ended March 31, 2012 for the Company, the Bank, its principal and wholly-owned subsidiary, PVFSC, a wholly-owned real estate subsidiary, Mid Pines Land Company, a wholly-owned real estate subsidiary, and PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.

Historically, the Company recognized specific impairment on individual loans through the utilization of a specific valuation allowance, but did not charge off the impaired loan amount until the loan was disposed and removed from the loan accounting system. During the quarter ended December 31, 2011, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing the ability to track the legal contractual amounts. As such, during the quarters ended March 31, 2012 and December 31, 2011, the Company charged off those principal loan amounts which had previously been specifically impaired through a specific valuation allowance and continued to be carried in loans outstanding. In the quarter ended March 31, 2012, the Company recorded charge-offs totaling $0.7 million. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of significantly elevating reported charge-offs for the period and reducing the allowance for loan losses associated with specific reserves. Since these charge-offs associated with the implementation of this loan accounting system were previously specifically reserved and included in the Company’s historical loss factors, the allowance for loan losses did not need to be replenished after recording these charge-offs.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect the Company’s results are discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events except as and required by law.

Financial Condition

Consolidated assets of the Company were $806.5 million as of March 31, 2012, an increase of approximately $19.4 million, or 2.5%, as compared to June 30, 2011. The Company’s regulatory capital ratios for Tier 1 (core) capital, Tier 1 risk-based capital, and total risk-based capital were 8.55%, 11.66%

and 12.93%, respectively, at March 31, 2012. At March 31, 2012, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, totaled $134.5 million, a decrease of $14.8 million, or 9.9%, as compared to June 30, 2011. The change in the Company’s cash, cash equivalents and federal funds sold consisted of decreases in cash of $0.9 million, $19.9 million in interest-bearing deposits and $6.0 million of federal funds sold as the Company deployed a portion of its liquidity into securities.

The Company continued the origination of fixed-rate, single-family loans in its marketplace, with most originated for sale in the secondary market rather than for its portfolio. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced, without assuming the interest-rate risk associated with holding long-term fixed-rate assets, which facilitates the maintenance of stronger liquidity levels. Mortgage application volume has remained elevated in the current quarter, due to a low interest rate environment, and consisted predominantly of loan refinancing highly correlated to interest rate movements and levels. New home sales continue to remain weak in the current economic environment, limiting new home financing opportunities.

During the nine months ended March 31, 2012, mortgage-backed securities available for sale increased by $11.7 million primarily as a result of the purchase of $13.8 million in mortgage-backed securities, which was partially offset by principal repayments, amortization of book premium and changes in market value of available for sale mortgage-backed securities.

Securities available for sale increased by $15.3 million during the nine months ended March 31, 2012 as a result of the purchase of trust preferred securities totaling $18.9 million and the purchase of $5.0 million in agency securities available for sale, which was offset by calls exercised on agency securities totaling $8.9 million.

Loans receivable decreased by $13.7 million, or 2.4%, during the nine months ended March 31, 2012. The Company continued its strategic focus on the origination of high quality commercial and industrial loans and select commercial real estate loans, experiencing growth in performing loans of approximately $11.4 million, or 2.2%, during this same period. During the quarter ended March 31, 2012, the Company recorded net charge-offs of $2.6 million that included net new impairments totaling $1.9 million and $0.7 million related to previously recognized specific valuation allowances. The growth in the performing loan portfolio was more than offset by the desired decline in nonperforming loans due to the successful disposition of problem and nonperforming loans combined with the results of problem loan charge-offs. As previously discussed, the Company historically recognized specific impairment on individual loans through the use of specific valuation allowance, but did not charge off the impaired loan amount until the loan was disposed and removed from the loan accounting system. The loan balances were reported in the loan totals, including nonperforming loans, at the contractual amount and the specific allowance was included and reported as part of the allowance for loan losses. During the three months ended December 31, 2011, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. As such, during the quarters ended March 31, 2012 and December 31, 2011, the Company charged off those loan amounts which had previously been specifically impaired through the use of a specific valuation allowance, totaling approximately $0.7 million and $11.8 million, respectively. In addition to reducing loan balances, including nonperforming loans, the implementation of this new enhanced loan accounting system had the impact of elevating reported charge-offs for the period and reducing the allowance for loan losses associated with specific valuation allowances. The remaining decline in nonperforming loans was the result of net dispositions and transfers to other real estate owned. The Company continues to sell almost all new residential loan production in the secondary market in this interest rate environment, as the Company manages its interest rate and liquidity risk along with its capital ratios. As the Company continues to make meaningful progress in its problem asset resolution, it intends to continue accelerating the origination of commercial and industrial loans for its portfolio as part of its plan to diversify the balance sheet.

The Company does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. The Company considers subprime borrowers typically to have weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. The Company also does not originate any hybrid loans, low-doc/no-doc loans or payment option ARMs. All one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to the Company’s board loan committee for approval. Any exposure the Company may have to these types of loans is immaterial.

The increase of $7.0 million in loans receivable held for sale as of March 31, 2012 was the result of increased new loan originations and timing differences between the origination and the sale of loans. One-to-four family mortgage application volume has remained elevated in the current period as a result of lower interest rates, resulting in higher refinancing activity and related revenue.

For the nine months ended March 31, 2012, other real estate owned increased $1.6 million. The activity for the period consisted of the addition of 12 single-family properties, 3 land properties and 7 nonresidential real estate properties totaling approximately $8.2 million, offset by the disposal of 26 single-family properties totaling $2.5 million, 5 land properties totaling $0.8 million, and 9 nonresidential properties totaling $3.3 million. The Company realized a net loss of approximately $0.4 million on the disposition of these properties. The Company also recorded an impairment charge of $1.3 million on the carrying amount of real estate still in inventory at March 31, 2012, based on updated valuations and market conditions. At March 31, 2012, the Company held 41 properties, totaling $9.6 million in other real estate owned. The other real estate owned included 14 single-family properties, 17 land properties, and 10 commercial properties.

The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. During the nine months ended March 31, 2012, the Company’s funding needs increased as a result of increases in investment securities. Deposits increased by $14.6 million, or 2.2%, which was a result of an increase of $35.9 million in non-maturing deposits partially offset by a decrease of $21.3 million in retail certificates of deposit. The decline in retail certificates of deposit was strategically directed as part of management’s relationship pricing initiative which targeted rate sensitive, non-relationship deposits for reduction coupled with an emphasis on increasing commercial deposits. Management will continue to modify its noncore deposit strategies to support the funding needs of the Company’s loan activities, while maintaining appropriate liquidity levels, as it executes its strategies to diversify its funding mix by expanding core deposit relationships and building business deposits. During the quarter ended December 31, 2011, the Company introduced its new suite of deposit products, including enhanced business deposit products and services.

The decrease in advances from borrowers for taxes and insurance of $3.3 million for the period ended March 31, 2012 was attributable to timing differences between the collection and payment of taxes and insurance. The increase of $9.7 million in accrued expenses and other liabilities was primarily the result of timing differences between the collection and remittance of funds received on loans serviced for investors.

PART I — FINANCIAL INFORMATION

Results of Operations: Three months ended March 31, 2012, compared to three months ended March 31, 2011.

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

The Company recognized a net profit for the three months ended March 31, 2012 of $0.4 million, or $0.02 per basic and diluted share, as compared to a net loss of $2.8 million, or $0.11 per basic and diluted share, for the prior-year comparable period. This represents a decrease in the loss recognized of $3.2 million, or $0.13 per basic and diluted share, when compared with the prior-year comparable period. The primary cause of the change was a lower level of provision for loan losses and a higher level of net interest income, partially offset by lower noninterest income and higher operating expenses.

Net Interest Income

Net interest income for the three months ended March 31, 2012 increased by $0.7 million, or 13.4%, as compared to the prior-year comparable period. Both interest income and interest expense decreased in the current period, with a larger decline realized in interest expense. Total interest income decreased $0.5 million during the current period compared with the same period in the prior year, as a result of a decrease of $23.5 million in the average balance of loans outstanding along with a $24.5 million decrease in the average balance of mortgage-backed securities. Total interest expense declined $1.1 million from a year ago, partially due to a $50.0 million decline in borrowing related to the maturity of the repurchase agreement borrowing in March 2011. The increase in net interest income was attributable to an increase of 54 basis points in the interest-rate spread due to the change in the funding sources to a more favorable funding mix which lowered overall funding costs, partially offset by a less favorable mix of interest-earning assets. This overall mix improvement was more than offset by a lower volume of interest-sensitive assets and liabilities for the quarter ended March 31, 2012, as compared to the prior-year comparable period.

Total average interest-earning assets for the quarter ended March 31, 2012 were $40.3 million lower, compared to the comparable quarter in 2011. Average loan balances continued to be impacted by loan payments and payoffs, which are not being totally replaced by new portfolio loan production, as well as loan charge-offs and problem loan disposition contributing to the overall decline. Also contributing to the lower level of average interest-earning assets was the $24.5 million decline in the average balance of

PART I — FINANCIAL INFORMATION

mortgage-backed securities which were substantially sold during the period ended June 30, 2011 as part of the balance sheet repositioning. The impact of lower loan balances was partially offset by higher average investments and cash and cash equivalents, but funds were reinvested at substantially lower yields.

For the quarter ended March 31, 2012, total average interest-bearing liabilities were $39.5 million lower than the comparable quarter in 2011. This resulted primarily from the deleveraging that occurred as part of the maturity in March 2011 of a $50.0 million repurchase agreement which was funded from the Company’s overnight liquidity position. Average deposit balances were higher by $7.9 million as the Company reduced term deposits and increased transactional deposits in the current-year period compared with the three months ended March 31, 2011.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the three months ended March 31, 2012 and 2011, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

	March 31, 2012			March 31, 2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Interest-earning assets

Loans (1)	$575,966	$7,079	4.92%	$599,459	$7,329	4.89%
Mortgage-backed securities	17,302	95	2.20%	41,836	419	4.01%
Investments and other	143,149	366	1.20%	135,463	260	0.77%

Total interest-earning assets	736,417	7,540	4.10%	776,758	8,008	4.12%

Non-interest-earning assets	64,231			50,606

Total assets	$800,648			$827,364

Interest-bearing liabilities

Deposits	$655,125	$1,592	0.97%	$647,192	$2,171	1.34%
Borrowings	36,081	268	2.97%	83,540	828	3.96%

Total interest-bearing liabilities	691,206	1,860	1.08%	730,732	2,999	1.64%

Non-interest-bearing liabilities	39,681			20,471

Total liabilities	730,887			751,203

Stockholders’ equity	69,760			76,161

Total liabilities and stockholders’ equity	$800,647			$827,364

Net interest income		$5,680			$5,009

Interest-rate spread			3.02%			2.48%

Net yield on interest-earning assets			3.09%			2.58%

Interest-earning assets to interest-bearing liabilities	106.54%			106.30%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

PART I — FINANCIAL INFORMATION

Provision for Loan Losses and Asset Quality

For the three months ended March 31, 2012, a provision for loan losses of $2.0 million was recorded to bring the total allowance for loan losses to a level considered by management to be appropriate, based on management’s evaluation of relevant factors, including the risk characteristics and trends of the loan portfolio, historic and current loss experience, current economic conditions and underlying collateral valuations. The provision for loan losses remained flat compared with the same period of the prior year while the level of classified and nonperforming loans declined as compared to the prior period. As of December 31, 2011, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. As such, during the current period, the Company charged off those loan amounts which had previously been specifically impaired, totaling approximately $0.7 million. As of March 31, 2012, any remaining specific impairments known in prior periods as specific valuation allowances are now tracked as specific allocations to the allowance. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the period and reducing the allowance for loan losses associated with specific reserves. The Company also recorded net charge offs of approximately $1.9 million related to loans whose impairment was recognized during the quarter ended March 31, 2012. The remaining $8.3 million decline in nonperforming loans is the result of net dispositions and transfers to other real estate owned. The activity associated with nonperforming assets and the allowance for loan losses is detailed in the table below.

(in thousands)	Nonperforming Loans	Other Real Estate Owned	Total Nonperforming Assets	Total Valuation Allowance
Balance December 31, 2011	$30,313	$9,995	$40,308	$17,515
New nonperforming loans	3,250	—	3,250	—
Transfer to other real estate owned	(3,181)	3,181	—	—
Loan charge-offs:
Existing specific allocations	(690)	—	(690)	(690)
Additional impairments during quarter	(2,237)	—	(2,237)	(2,237)
Loan recoveries	310	—	310	310
Write-downs of OREO balances	—	(402)	(402)	—
Dispositions	(4,223)	(3,222)	(7,445)	—
Provision for loan losses	—	—	—	2,016

Balance March 31, 2012	$23,542	$9,552	$33,094	$16,914

The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Company’s loan portfolio. As of March 31, 2012, the allowance for loan losses no longer consists of a specific component and a general component. Rather, the allowance for loan losses maintains specific allocations where appropriate on nonperforming loans where known risks have been identified but no clear loss has been quantified or deemed appropriate to be taken.

The following is a breakdown of the allowance for loan losses:

	March 31, 2012	June 30, 2011

General allowance	$15,176,116	$16,961,901
Specific allocation	1,737,595	13,034,992

Total allowance	$16,913,711	$29,996,893

PART I — FINANCIAL INFORMATION

The allowance for loan losses was 3.0% of loans outstanding at March 31, 2012, compared with 5.19% at June 30, 2011. As previously noted, during the quarter ended March 31, 2012, the loan balance charge-offs associated with the implementation of the enhanced loan accounting system and with loans whose specific impairment has been previously recognized, significantly lowered the level of the allowance for loan losses. Since these charge-offs were previously specifically reserved and included in the Company’s historical loss factors, the allowance for loan losses did not need to be replenished after recording of these charge-offs. The ratio of the allowance for loan losses to nonperforming loans increased to 71.9% at March 31, 2012, compared with 59.6% at June 30, 2011, which is attributable to the ongoing reduction in nonperforming loan balances.

Management’s approach includes establishing a specific valuation allowance by evaluating individual nonperforming loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management establishes a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on historical loss experience, trends based on changes to nonperforming loans and foreclosure activity, and a subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Company’s loss experience for each category. Historical loss percentages are calculated based on transfers from the general reserve to the specific reserve, indicating a loss has been incurred, for each risk category during the historical period and dividing the total by the average balance of each category. Presently, historical loss percentages are updated on a monthly basis using an 18-month rolling average. Subjective adjustments are made to the Company’s historical experience, including consideration of trends in delinquencies and classified loans, portfolio growth, national and local economic and business conditions including unemployment, bankruptcy and foreclosures and effectiveness of credit administration, as appropriate.

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

The total allowance for loan losses decreased slightly during the three months ended March 31, 2012, and was attributable to the previously discussed charge-offs associated with the enhanced loan accounting system implementation and additional impairments taken during the period due to nonperforming loan disposition activity or due to updated valuations. Based on recent portfolio trends, historical loss experience and management’s factors, the Company has experienced a decrease to the allowance allocation in the commercial real estate loan pools and in the land loan pools while the one-to-four family construction loan pools, one-to-four family loan pools, multi-family loan pools, commercial non real estate loan pools, and consumer loan pools remained steady. Almost all of these loans are real estate related and considered collateral dependent. Real estate valuations in the Company’s marketplace have declined and updated valuations have resulted in increased impairment valuation allowances. These additional specific allocations have been more than offset through utilization associated with impaired loan dispositions, resulting in a decline in the allowance during the quarter and year to date in addition to the previously discussed charge-offs associated with the enhanced loan accounting system implementation.

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

Nonperforming assets at March 31, 2012 and June 30, 2011 were as follows:

	March 31, 2012	June 30, 2011

Total nonperforming loans (1)	$23,541,655	$50,347,090

Other nonperforming assets (2)	9,552,019	7,972,753

Total nonperforming assets	$33,093,674	$58,319,843

Ratio of nonperforming loans to total loans	4.18%	8.72%

Total nonperforming assets to total assets	4.10%	7.41%

(1)	Unpaid principal balance.
(2)	Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession.

The elevated levels of nonperforming loans at March 31, 2012 and June 30, 2011 were attributable to poor current local economic conditions. Residential markets nationally and locally have been adversely impacted by a significant increase in foreclosures, as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have experienced slow sales and price decreases. The Company has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Company continues to experience an elevated level of nonperforming loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, the Company’s primary market, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to other real estate owned, or charged off. As previously discussed, the large decline in the level of nonperforming loans since the prior fiscal year end is due to continued disposition of the nonperforming assets, combined with the elevated charge-offs recognized during the period associated with the implementation of the enhanced loan accounting system.

Non-Interest Income

For the three months ended March 31, 2012, non-interest income increased by $2.4 million from the prior-year comparable period. The increase in the current period was primarily attributed to higher income from net mortgage banking activities of approximately $2.5 million partially offset by higher provision for loan losses and losses on the disposal of other real estate owned totaling $0.3 million.

The Company pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans. In the three months ended March 31, 2012, income from net mortgage banking activities increased by $2.4 million as a result of higher gains on loan origination and sales activity of $3.5 million and

PART I — FINANCIAL INFORMATION

lower servicing income of $0.9 million. The majority of the mortgage lending activities in the current environment continues to involve refinancing and is highly correlated to interest rate movements and levels. The gains on loan origination and sales activities totaled $3.8 million for the current period, which represented an increase of $3.5 million compared with the prior-year period. The high level of refinancing in the current period resulted in a loan servicing loss of $0.5 million compared to income of $0.4 million in the prior-year comparable quarter end. This was partially offset by the recovery in servicing impairment charge in the prior period. The Company recorded a valuation impairment recovery of $0.1 million in the three months ended March 31, 2012, against the book value of the mortgage loan servicing rights.

Gains and losses on the sale of other real estate owned, including write-downs, is recorded in non-interest income and was a net loss of $0.6 million for the quarter ended March 31, 2012, compared with a loss of $0.3 million in the prior-year period.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2012 decreased by $0.1 million, or 1.5%, from the prior-year comparable period. This resulted from lower other real estate owned expenses of $0.3 million, lower office occupancy costs and lower compensation and benefits of $0.1 million, partially offset by higher outside services of $0.2 million and higher maintenance contracts of $0.1 million.

The decrease to other real estate owned expense for the current period is attributable to a decline in the acquisition and maintenance of properties acquired through foreclosure as compared with last year, but remains elevated during the current period due to the activity levels associated with problem asset disposition. The increase in outside services was primarily due to increased cost associated with the migration to an outside service provider for information technology.

Income Tax Expense (Benefit)

There was no federal income tax provision (benefit) recorded for the three months ended March 31, 2012, compared to a 2.4% benefit on the net loss for the prior-year comparable period. The Company recorded a valuation allowance against deferred tax assets of $3.1 million, resulting in a net deferred tax asset of $0 at March 31, 2011. An ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $5.3 million, resulting in a net deferred tax asset of $0 at March 31, 2012. Accordingly, no tax benefit was recognized during the quarter related to the Company’s reported loss.

PART I — FINANCIAL INFORMATION

Results of Operations: Nine months ended March 31, 2012, compared to nine months ended March 31, 2011.

The Company recognized a net loss for the nine months ended March 31, 2012 of $2.2 million, or $0.08 per basic and diluted share, as compared to a net loss of $7.1 million, or $0.28 per basic and diluted share, for the prior-year comparable period. This represents a decrease in the loss recognized of $4.9 million, or $0.20 per basic and diluted share, when compared with the prior-year comparable period. The primary cause of the change was a lower level of provision for loan losses, lower interest expense and higher non-interest income partially offset by lower interest income and higher operating expenses. Also, the results of the prior-year period recognized a provision for federal income taxes.

Net Interest Income

Net interest income for the nine months ended March 31, 2012 increased by $0.9 million, or 5.8%, as compared to the prior-year comparable period. Both interest income and interest expense decreased in the current period, with a larger decline realized in interest expense. Total interest income decreased $2.8 million during the current period compared with the same period in the prior year, as a result of a decrease of $34.2 million in the average balance of loans outstanding, along with a $32.0 million decrease in the average balance of mortgage-backed securities. Total interest expense declined $3.7 million from a year ago due to a $50.0 million decline in borrowing related to the maturity of the repurchase agreement borrowing in March 2011. The increase in net interest income was attributable to an increase of 41 basis points in the interest-rate spread due to the change in the funding sources to a more favorable funding mix which lowered overall funding costs, partially offset by a less favorable mix of interest-earning assets. This overall mix improvement was more than offset by a lower volume of interest-sensitive assets and liabilities for the nine months ended March 31, 2012, as compared to the prior-year comparable period.

Total average interest-earning assets for the nine months ended March 31, 2012 were $57.2 million lower, compared to the comparable period in 2011. Average loan balances continued to be impacted by loan payments and payoffs, which are not being totally replaced by new portfolio loan production, as well as loan charge-offs and problem loan disposition contributing to the overall decline. Also contributing to the lower level of average interest-earning assets was the $32.0 million decline in the average balance of mortgage-backed securities which were substantially sold during the period ended June 30, 2011 as part of the balance sheet repositioning and the maturity of the $50.0 million repurchase agreement. The impact of lower loan balances was partially offset by higher average investments and cash and cash equivalents, but funds were reinvested at substantially lower yields.

For the nine months ended March 31, 2012, total average interest-bearing liabilities were $46.0 million lower than the comparable period in 2011. This resulted primarily from the deleveraging that occurred as part of the maturity in March 2011 of a $50.0 million repurchase agreement which was funded from the Company’s overnight liquidity position. Additionally, as part of management’s strategy to reduce the Company’s risk profile and improve the Company’s capital ratios, as well as a result of a lack of attractive long-term investments, average deposit balances were slightly higher by $3.3 million in the current-year period compared with the nine months ended March 31, 2011.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the nine months ended March 31, 2012 and 2011, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

	March 31, 2012			March 31, 2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)

Interest-earning assets

Loans (1)	$580,841	$21,367	4.90%	$615,002	$23,117	5.01%
Mortgage-backed securities	11,777	211	2.39%	43,783	1,347	4.10%
Investments and other	143,665	842	0.78%	134,695	755	0.75%

Total interest-earning assets	736,283	22,420	4.06%	793,480	25,219	4.24%

Non-interest-earning assets	55,790			44,285

Total assets	$792,073			$837,765

Interest-bearing liabilities

Deposits	$653,685	$5,324	1.09%	$650,410	$7,184	1.47%
Borrowings	36,108	813	3.00%	85,335	2,643	4.13%

Total interest-bearing liabilities	689,793	6,137	1.19%	735,745	9,827	1.78%

Non-interest-bearing liabilities	30,912			22,571

Total liabilities	720,705			758,316

Stockholders’ equity	71,368			79,449

Total liabilities and stockholders’ equity	$792,073			$837,765

Net interest income		$16,283			$15,392

Interest-rate spread			2.87%			2.46%

Net yield on interest-earning assets			2.95%			2.59%

Interest-earning assets to interest-bearing liabilities	106.74%			107.85%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

PART I — FINANCIAL INFORMATION

Provision for Loan Losses and Asset Quality

For the nine months ended March 31, 2012, a provision for loan losses of $5.5 million was recorded to bring the total allowance for loan losses to a level considered by management to be appropriate, based on management’s evaluation of relevant factors, including the risk characteristics and trends of the loan portfolio, historic and current loss experience, current economic conditions and underlying collateral valuations. The provision for loan losses decreased by $3.9 million compared with the same period of the prior year. The decrease in the provision for the current period reflects declines in classified and nonperforming assets as compared to the prior period, above and beyond the impact of the previously discussed elevated charge-offs associated with the enhanced loan accounting system.

The total allowance for loan losses decreased significantly during the nine months ended March 31, 2012. This decrease was substantially attributable to the previously discussed charge-offs associated with the enhanced loan accounting system implementation. This primarily impacted the specific allocation allowance portion of the allowance for loan losses.

Non-Interest Income

For the nine months ended March 31, 2012, non-interest income increased by $0.1 million from the prior-year comparable period. The increase in the current period was primarily attributed to higher income from net mortgage banking activities of approximately $0.4 million, recognition of $0.2 million in the gain on the sale of SBA loans, as the Company builds this new business line and revenue source, partially offset by higher provision for losses and losses on the disposal of other real estate owned totaling $0.4 million.

The Company pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans. In the current period, income from net mortgage banking activities increased by $0.4 million as a result of higher gains on loan origination and sales activity of $1.2 million. The majority of the mortgage lending activities in the current environment continues to involve refinancing and is highly correlated to interest rate movements and levels. The gains on loan origination and sales activities totaled $7.8 million for the current period, which represents an increase of $1.2 million compared with the prior-year period. The low market rates in the respective periods resulted in a loss of $1.6 million in the current period and $0.9 million in the prior-year comparable period from mortgage servicing activities due to accelerated amortization of mortgage loan servicing rights. Additionally, the Company recorded a valuation impairment charge of $0.6 million and $0.3 million in the nine-month periods ended March 31, 2012 and 2011, respectively, against the book value of the mortgage loan servicing rights.

Gains and losses on the sale of other real estate owned, including write-downs, is recorded in non-interest income and was a net loss of $1.7 million for the nine months ended March 31, 2012 compared with a loss of $1.3 million in the prior-year period.

During the nine months ended March 31, 2012, the Company originated SBA loans which it retained the unguaranteed balance thereof and sold the guaranteed portion in the secondary market, recognizing a gain of $0.2 million. There was no corresponding gain during the 2011 period.

PART I — FINANCIAL INFORMATION

Non-Interest Expense

Non-interest expense for the nine months ended March 31, 2012 increased by $0.4 million, or 2.9%, from the prior-year comparable period. This resulted from increases in compensation and benefits of $0.7 million, outside services of $0.4 million and franchise tax expense of $0.1 million. These increases were partially offset by decreases to FDIC insurance of $0.4 million, other real estate owned and collection expenses of $0.2 million and office occupancy and equipment of $0.2 million.

The increase to compensation and benefits was due to higher incentive compensation associated with retail banking results, including the higher mortgage banking revenues year to date, along with staffing and other related compensation benefits associated with positioning the Company for growth and transition. The increase in outside services was primarily due to increased cost associated with the migration to an outside service provider for information technology. The decrease to other real estate owned expense for the period was attributable to a decline in the acquisition and maintenance of properties acquired through foreclosure as compared with last year, but was elevated during the current period due to the activity levels associated with problem asset disposition. The decrease in the cost of FDIC insurance was due to a change in the assessment base for calculating FDIC insurance from a deposit based assessment to an assessment based on total company assets.

Income Tax Expense (Benefit)

The federal income tax provision (benefit) for the nine months ended March 31, 2012 represented an effective benefit rate of 1.2% on the loss for the current period, compared to a negative 8.2% for the prior-year comparable period. The Company recorded a valuation allowance against deferred tax assets of $3.1 million, resulting in a net deferred tax asset of $0 at March 31, 2011. An ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $5.3 million, resulting in a net deferred tax asset of $0 at March 31, 2012. Accordingly, no tax benefit was recognized during the nine-month period related to the Company’s reported loss.

Liquidity and Capital Resources

The Company’s liquidity measures its ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, purchase securities, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments in a cost-effective manner. The primary sources of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans, and advances from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and local competition. The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. Additional sources of funds include collateralized lines of credit available from the FHLB and Federal Reserve Bank.

PART I — FINANCIAL INFORMATION

The Company utilized a portion of its liquidity by deploying funds into investment securities at a level greater than funding provided by overall deposit growth.

Management believes the Company maintains sufficient liquidity to meet current operational needs. Cash at the Company level totaled $18.3 million at March 31, 2012.

The Bank’s primary regulator, the OCC, has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At March 31, 2012, the Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

(In thousands)	Park View Federal Capital	Percent of Assets (1)	Requirement for Well-Capitalized Institution (2)
Tangible capital	$69,528	8.55%	N/A
Tier-1 core capital	69,528	8.55%	5.00%
Tier-1 risk-based capital	69,528	11.66%	6.00%
Total risk-based capital	77,096	12.93%	10.00%

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

(2)	Pursuant to the Bank Order, the OCC directed the Bank to raise its Tier 1 (core) capital and total risk-based capital ratios to 8% and 12%, respectively, by December 31, 2009. At March 31, 2012, the Bank continued to meet these capital requirements. However, until the Bank Order is terminated, the Bank cannot be classified as well-capitalized under prompt corrective action provisions.

Under the Bank and Company Orders, the Bank may not declare or pay dividends or make any other capital distributions from the Bank without receiving prior OCC approval. In addition, the Company shall not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any Company equity stock without the prior non-objection of its regulator.

PART I — FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is generally composed of interest rate risk.

Asset/Liability Management: The Company’s asset and liability committee (“ALCO”) monitors and considers methods of managing the rate sensitivity and repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value (“NPV”) and net interest income. The Company’s asset and liability management program is designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO and the Company’s Board of Directors. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the Company’s change in NPV in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Company’s assets and liabilities. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten the effective maturity and increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate loans and loans with shorter balloon maturities which are retained by the Company for its portfolio. In addition, all long-term, fixed-rate mortgages are underwritten according to guidelines of the Freddie Mac and the Fannie Mae, which are then sold directly for cash in the secondary market. The Company carefully monitors the maturity and repricing of its interest-earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. The Company’s interest rate risk position is the result of the repricing characteristics of assets and liabilities. The balance sheet is primarily comprised of interest-earning assets having a maturity and repricing period of one month to five years. These assets were funded primarily utilizing interest-bearing liabilities having a final maturity of two years or less.

PART I — FINANCIAL INFORMATION

Item 4.	Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended: (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level. During the period covered by this Quarterly Report on Form 10-Q, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	N/A

(b)	N/A

(c)	The Company did not repurchase its equity securities during the period ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

PART II — OTHER INFORMATION

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1 [1]	First Amended and Restated Articles of Incorporation, as amended

3.2 [2]	Code of Regulations, as amended and restated

4 [4]	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

31.1 [4]	Rule 13a-14(a) Certification of Chief Executive Officer

31.2 [4]	Rule 13a-14(a) Certification of Chief Financial Officer

32 [4]	Section 1350 Certifications

101.INS[5]	XBRL Instance Document.

101.SCH[5]	XBRL Taxonomy Extension Schema Document.

101.CAL[5]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB[5]	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE[5]	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2010 (Commission File No. 333-163037).
(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2008 (Commission File No. 0-24948).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 6, 2011.
(4)	Filed herewith.
(5)	In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.
(Registrant)

Date: May 15, 2012	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer
(Duly authorized officer)

/s/ James H. Nicholson
James H. Nicholson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)