Form 10-K
period 2012-06-30
PVF CAPITAL CORP
filed 2012-09-21
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of September 7, 2012, the Registrant had 25,921,009 common shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement for the 2012 Annual Meeting of Shareholders. (Part III)

PART I

Item 1.	Business

General

PVF Capital Corp. (“PVF” or the “Company”) is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”). PVF owns and operates Park View Federal, PVF Service Corporation (“PVFSC”), a real estate subsidiary, and Mid Pines Land Company (“MPLC”), a real estate subsidiary. In addition, PVF owns PVF Holdings, Inc., a financial services subsidiary which is currently inactive, and two other subsidiaries, PVF Mortgage Corp. and PVF Community Development Corp., both of which are chartered for future operation, but are also currently inactive. These securities were cancelled during 2010 and both entities have subsequently been dissolved. PVF also created PVF Capital Trust I and PVF Capital Trust II for the sole purpose of issuing trust preferred securities. Park View Federal has operated continuously for 92 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF’s main office is located at 30000 Aurora Road, Solon, Ohio 44139 and its telephone number is (440) 248-7171.

Park View Federal’s principal business consists of attracting deposits from the general public and investing these funds primarily in loans secured by first mortgages on real estate, as well as other commercial and consumer loans located in the Bank’s market area, which consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. Historically, Park View Federal has emphasized the origination of loans for the purchase or construction of residential real estate, commercial real estate and multi-family residential property and land loans. To a lesser extent, Park View Federal has also originated loans secured by second mortgages, including home equity lines of credit and loans secured by savings deposits. Over the past few years, portfolio real estate lending has been minimal as Park View Federal has continued to focus on problem asset resolution. Recently, the Bank has increased its lending activity in the commercial and industrial loan segment, including Small Business Administration (“SBA”) lending, which it initiated in late fiscal 2011.

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

For the fiscal year ended June 30, 2012, PVF and Park View Federal, as a federally chartered savings and loan holding company and federal savings association, respectively, have been subject to examination and comprehensive federal regulation and oversight by the Office of the Comptroller of the Currency (the “OCC”). As of July 21, 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and has altered the jurisdictions of existing bank regulatory agencies. In particular, the Dodd-Frank Act has transferred the regulatory responsibilities and authority over federal savings associations and savings and loan holding companies from the Office of Thrift Supervision (the “OTS”) to the OCC and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), respectively. Park View Federal has also been and continues to be subject to regulation and examination by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s savings deposits up to applicable limits through the Deposit Insurance Fund (the “DIF”). Park View Federal is a member of, and owns capital stock in, the FHLB of Cincinnati, which is one of 12 regional banks in the Federal Home Loan Bank System (the “FHLB”). For additional information on the regulation of PVF and Park View Federal, see the section captioned “Regulation.”

From October 19, 2009 until August 27, 2012, each of PVF and Park View Federal was subject to an Order to Cease and Desist. The order governing the Bank was terminated on August 27, 2012, but PVF’s order remains in effect. For further discussion see Note 13 of Notes to Consolidated Financial Statements.

PVF’s Internet site, parkviewfederal.com, provides the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) free of charge as soon as reasonably practicable after the Company has filed the report with the Securities and Exchange Commission (the “Commission”).

Market Area

Park View Federal conducts its business through seventeen offices located in its geographic market area, which consists of Cuyahoga, Summit, Medina, Lorain, Lake, Portage and Geauga Counties in Ohio. At June 30, 2012, over 85% of Park View Federal’s net loan portfolio and generally all of the Bank’s deposits were from Park View Federal’s market area.

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

Park View Federal’s market area continued to experience dramatic declines in the housing market, with falling home prices and increased foreclosures and higher rates of unemployment, which have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially in the area of mortgage-backed securities but spread to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Concerns continue about the stability of the financial markets, as well as the strength of counterparties, lenders, and financial institutions.

Lending Activities

General

Park View Federal’s lending activities include the origination of commercial real estate and business loans, consumer loans, and conventional fixed-rate and adjustable-rate mortgage loans for acquisition or refinancing of single-family residential homes located in the Bank’s primary market area. Permanent mortgage loans on condominiums, multi-family (over four units) and nonresidential properties are also offered by Park View Federal. Historically, construction financing of single-family residential properties was a primary component of the Bank’s lending activity; however, depressed market conditions in the last several years have forced a curtailment of lending activity within this segment and lead the Bank to focus its new substantive lending activity in the commercial and industrial loan segment, including a specialized focus in SBA lending, subject to market conditions and applicable lending restrictions imposed under the Home Owners’ Loan Act (“HOLA”). The Company’s SBA lending activities are focused on general small businesses within its market area and on an industry-specific basis throughout the Midwestern United States.

Loan Portfolio Composition

Park View Federal’s loans receivable and loans receivable held for sale totaled $566.7 million at June 30, 2012, representing 71.6% of total assets at such date. It is Park View Federal’s policy to concentrate its lending in its market area.

Set forth below is certain data relating to the composition of Park View Federal’s loan portfolio by type of loan on the dates indicated. As lending activity to commercial and industrial customers has increased, the composition of the loan portfolio will continue to change.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Real estate loans receivable held for investment:
One-to-four family residential	$122,314	22.58%	$135,996	24.85%	$154,794	26.35%	$158,956	23.78%	$168,532	23.59%
Home equity line of credit	71,555	13.21	79,979	14.61	83,261	14.17	88,407	13.23	87,876	12.30
Multi-family residential	54,105	9.99	48,656	8.89	48,902	8.33	58,568	8.76	52,421	7.34
Commercial	204,038	37.67	192,109	35.10	211,690	36.04	192,115	28.74	174,404	24.41
Commercial equity line of credit	22,336	4.12	17,020	3.11	24,971	4.25	46,287	6.92	36,913	5.17
Land	31,184	5.76	39,030	7.13	51,811	8.82	60,922	9.11	73,545	10.29
Construction—residential	2,122	0.39	6,276	1.15	14,433	2.46	39,237	5.87	55,442	7.76
Construction—multi-family	5,375	0.99	1,594	0.29	3,294	0.56	5,211	0.78	5,803	0.81
Construction—commercial	7,733	1.43	4,237	0.77	5,294	0.90	20,381	3.05	38,303	5.36
Non-real estate	37,556	6.93	53,366	9.75	21,937	3.73	32,155	4.81	33,592	4.70

	558,318	103.08	578,263	105.66	620,387	105.61	702,239	105.05	726,831	101.73
Deferred loan fees	(637)	(0.12)	(984)	(0.18)	(1,462)	(0.25)	(2,296)	(0.34)	(2,685)	(0.38)
Allowance for loan losses	(16,053)	(2.96)	(29,997)	(5.48)	(31,519)	(5.36)	(31,483)	(4.71)	(9,654)	(1.35)

Total other items	(16,690)	(3.08)	(30,981)	(5.66)	(32,981)	(5.61)	(33,779)	(5.05)	(12,339)	(1.73)

Total loans receivable, net	$541,628	100.00%	$547,282	100.00%	$587,406	100.00%	$668,460	100.00%	$714,492	100.00%

Loans receivable held for sale, net	25,063		$9,392		$8,718		$27,078		$7,831

Loan Maturity

The following table presents at June 30, 2012 the amount of loan principal repayments scheduled to be received by Park View Federal during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments, no stated maturity date and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments that may cause Park View Federal’s actual repayment experience to differ from that shown below.

	Due During the Year Ending June 30, 2013	Due More than One Year Through Five Years After June 30, 2012	Due More than Five Years After June 30, 2012	Total
(In thousands)
Real estate mortgage loans	$82,699	$215,775	$195,275	$493,749
Real estate construction loans	4,212	10,466	552	15,230
Non-real estate loans	22,801	20,304	6,234	49,339

Total	$109,712	$246,545	$202,061	$558,318

Due After June 30, 2013
(In thousands)
Fixed rate	$137,885
Adjustable rate	310,721

$448,606

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

Generally, Park View Federal originates fixed-rate, single-family mortgage loans in conformity with Freddie Mac and Fannie Mae guidelines, so as to permit their being swapped with Freddie Mac or Fannie Mae in exchange for mortgage-backed securities secured by such loans or their sale in the secondary market. Most such loans are sold or swapped, as the case may be, with servicing rights retained, and are sold in furtherance of Park View Federal’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. Park View Federal generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells or converts into mortgage-backed securities, and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

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

Park View Federal’s lending activities are subject to the Bank’s written, nondiscriminatory underwriting guidelines and to loan origination procedures prescribed by Park View Federal’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by independent outside appraisers approved by Park View Federal’s Board of Directors. As prescribed by Park View Federal’s Credit Policy and supporting approved lending authorities, Park View Federal’s residential underwriter has authority to approve all fixed-rate single-family residential mortgage loans which meet Freddie Mac and Fannie Mae underwriting guidelines and those adjustable-rate single-family residential mortgage loans which meet the Bank’s underwriting standards and are in amounts of less than $700,000. All loans in excess of the above amounts or any exceptions to guidelines must be approved by Park View Federal’s Loan Committee. All loans secured by savings deposits can be approved by lending officers based in Park View Federal’s branch offices.

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

The HOLA includes a provision that limits Park View Federal’s non-residential real estate lending to no more than four times its total capital. This maximum limitation, which at June 30, 2012 was $281.5 million, has not materially limited the Bank’s lending practices.

Under HOLA, the maximum amount which Park View Federal may lend to any one borrower is 15% of the Bank’s unimpaired capital and surplus, or $12.9 million at June 30, 2012. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. Park View Federal may request a waiver from the OCC to exceed the 15% loans-to-one borrower limitation on a case-by-case basis. See “—Loans-to-One Borrower” for more information and a discussion of the loans-to-one borrower regulations.

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

Loan Participation Interests

From time to time, Park View Federal sells participation interests in mortgage loans and commercial loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Park View Federal held whole loans and participations in loans originated by other lenders of approximately $12.4 million at June 30, 2012. Loans which Park View Federal purchases must meet or exceed the underwriting standards for loans originated by the Bank.

Mortgage Banking Activity

The Company originates conventional loans secured by first lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the year ended June 30, 2012, Park View Federal recorded a gain of $10.9 million on the sale of $350.8 million in loans receivable originated for sale. Cyclically low market rates resulted in increased refinancing activity for the year. The sold loans were generally sold on a servicing retained basis.

In addition to interest earned on loans and income recognized on the sale of loans, Park View Federal receives fees for servicing loans that it has sold. During the year ended June 30, 2012, Park View Federal reported a net loan servicing loss of $1.8 million, as the result of the accelerated repayment of loans serviced along with an impairment charge against the value of its mortgage loan servicing asset and, at June 30, 2012, was servicing approximately $1.0 billion of loans for others. The income from loan servicing during this period was attributable to the generation of mortgage loan servicing fees of $2.3 million, which was reduced by amortization expense of $3.6 million of the mortgage servicing assets resulting from heavy refinance activity and an impairment charge of $.5 million resulting from low interest rates and accelerated prepayment speeds during the year. Park View Federal has been able to keep delinquencies on residential loans serviced for others to a relatively low level of the aggregate outstanding balance of loans serviced, as a result of its policy of limiting servicing to loans it originates and subsequently sells to Freddie Mac and Fannie Mae. Because of the success Park View Federal has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, the Bank intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate single-family residential mortgage loans with Freddie Mac and Fannie Mae in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.

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

The following table sets forth information with respect to Park View Federal’s non-performing loans and other problem assets at the dates indicated. Amounts are net of deferred loan fees.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accruing loans: (1)
Real estate	$20,076	$50,261	$68,862	$69,534	$22,406

Accruing loans which are contractually past due 90 days or more:
Real estate	—	—	65	727	2,966

Total non-accrual and 90 days past due loans	$20,076	$50,261	$68,927	$70,261	$25,372

Ratio of non-performing loans to total loans	3.60%	8.69%	11.14%	10.04%	3.50%

Other non-performing assets (2)	$7,734	$7,973	$8,174	$11,608	$4,065

Total non-performing assets	$27,810	$58,234	$77,101	$81,869	$29,437

Total non-performing assets to total assets	3.51%	7.40%	8.97%	8.97%	3.39%

Troubled debt restructuring (3)	$1,806	$3,041	$2,985	$—	$—

(1)

Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Nonaccrual loans include all loans classified as doubtful or loss, and all loans greater than 90 days past due with a loan-to-value ratio greater than 60%.

(2)	Other non-performing assets represent property acquired by Park View Federal through foreclosure or repossession.
(3)	Excludes all nonaccrual loans disclosed as troubled debt restructurings in note 3 in notes to the financial statements.

All nonperforming loans are specifically evaluated and an updated valuation obtained at least annually to determine the amount of impairment. Additionally, in determining the adequacy of the allowance for loan losses, a factor is applied to the amount of impaired loans to estimate possible declining values of the underlying collateral as well as possible valuation adjustments above the specific factor applied against collateral whose valuation is greater than twelve months old. As such, the length of time that a loan has been nonperforming is not additionally factored in determining the adequacy of the allowance for loan losses. The following is a schedule as of June 30, 2012 and 2011 detailing the length of time our nonaccrual loans and accruing loans that were contractually past due 90 days have been contractually past due, along with detail as to the composition of these loans:

	At June 30, 2012
	(In thousands)
	90 days or less	91 to 365 days	1 to 2 Years	2 to 3 Years	Over 3 Years	Total
One-to-four residential	$870	$1,721	$2,164	$1,225	$484	$6,464
Home equity line of credit	490	744	496	997	—	2,727
Multi-family residential	—	325	—	—	—	325
Commercial real estate	265	1,559	1,247	723	133	3,927
Land	671	299	3,004	764	458	5,196
Residential construction	119	—	—	111	125	355
Multi-family construction	—	—	—	—	—	—
Commercial construction	—	—	—	644	—	644
Non-mortgage	200	238	—	—	—	438

Total	$2,615	$4,886	$6,911	$4,464	$1,200	$20,076

	At June 30, 2011
	(In thousands)
	90 days or less	91 to 365 days	Over 1 Year	Total
One-to-four residential	$1,885	$2,565	$5,731	$10,181
Home equity line of credit	401	633	2,506	3,540
Multi-family residential	—	1,836	368	2,204
Commercial real estate	2,718	4,301	5,071	12,090
Land	2,477	4,073	7,712	14,262
Residential construction	122	545	1,979	2,646
Multi-family construction	—	—	—	—
Commercial construction	—	2,987	828	3,815
Non-mortgage	1,322	201	—	1,523

Total	$8,925	$17,141	$24,195	$50,261

The decrease in nonaccruals from 2011 is primarily the result of the change in methodology used to recognize specific impairment. Historically, the Company recognized specific impairment on individual loans through the utilization of a specific valuation allowance, but did not charge off the impaired loan amount until the loan was disposed and removed from the loan accounting system. During 2012, Park View Federal implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing the ability to track the legal contractual amounts. As such, the Bank charged off those principal loan amounts which had previously been specifically impaired through a specific valuation allowance and continued to be carried in loans outstanding. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the periods and reducing the allowance for loan losses associated with specific reserves. Since these charge-offs associated with the implementation of this loan accounting system were previously specifically reserved and included in the Company’s historical loss factors, the allowance for loan losses did not need to be replenished after recording these charge-offs.

The level in nonaccrual loans and accruing loans which are contractually past due more than 90 days at June 30, 2012 and June 30, 2011continues to remain elevated and is attributable to poor current local and national economic conditions. Residential markets locally and nationally have been impacted by a significant increase in foreclosures and value declines as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. As a savings institution, Park View Federal has significant exposure to the residential market in the greater Cleveland, Ohio area. As a result, Park View Federal has seen a continued high level of non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, one of Park View Federal’s primary markets, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned (“OREO”), or charged off.

Of the $20.1 million in nonaccrual loans at June 30, 2012, $10.8 million were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction loans. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral. To the extent Park View Federal believes the collection of loan principal is in doubt, it charges off all or a portion of the loan balance or establishes specific loss reserves. Management’s evaluations of the underlying collateral include a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This evaluation involves discounting the original appraised values of the real estate and estimated disposition costs along with unpaid real estate taxes to arrive at an estimate of the net realizable value of the collateral. A new appraisal or evaluation is obtained within 90 days from the time a loan becomes criticized. Additionally, a new appraisal is obtained annually as long as the loan remains criticized, regardless of loan type. For criticized loans where the appraisal or evaluation is more than twelve months old, an additional adjustment is made to the existing appraised value until such time that an updated appraisal has been obtained. Based on actual experience for updating valuations, this additional adjustment approximates 10%. The estimated disposition costs are deemed to be 9% based on actual experience. In determining the adequacy of the allowance for loan losses, a factor is applied to the amount of impaired loans to estimate possible declining values of the underlying collateral as well as possible valuation adjustments above the specific factor applied against collateral whose valuation is greater than twelve months old.

The remaining nonaccrual loans are homogeneous one-to-four family loans. The loss allocations applied to adversely classified loans are based on current appraisals on the underlying collateral, the potential impact of continuing erosion in real estate values and the estimated cost of disposal. Additionally, the loss allocations consider the potential that the value of this collateral may erode during the foreclosure process. Through this analysis, management established specific reserves for these loans to the extent such losses are identifiable.

Impaired loans represent nonaccrual loans in the nonresidential real estate, non real estate and residential construction loan categories. Foreclosure proceedings for these loans are subject to external factors, such as bankruptcy and other legal proceedings that may delay the disposition of the loan, but generally occur within a period of time ranging from 12 to 60 months from the time they are initiated until the loan is ultimately collected, transferred to REO, or charged off. Management is not aware of any loans where information known about a possible credit would cause serious doubts of the borrower to comply with payments terms related to the credit causing the credit to be deemed nonaccrual.

It is Park View Federal’s policy not to record as income partial interest payments on nonaccrual loans. At June 30, 2012, gross interest income of $3.5 million would have been recorded on loans accounted for on a nonaccrual basis if such loans had been current and accruing.

Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.

Park View Federal has adversely classified $33.9 million of loans at June 30, 2012, including $20.1 million in non-performing loans discussed above. This compares to $64.0 million of adversely classified loans and $50.3 million in non-performing loans at June 30, 2011. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or in the institutions credit position at some future date.

Real estate acquired by Park View Federal as a result of foreclosure is classified as OREO until such time as it is sold. At June 30, 2012, Park View Federal had 43 real estate owned properties totaling $7.7 million. These properties include raw land, partially developed land and, in some cases, developed and partially developed commercial and residential properties. Park View Federal faces the possibility of declines in value of these properties below their carrying amount. During the year ended June 30, 2012, Park View Federal recognized a write-down on OREO of $1.7 million. Occasionally, Park View Federal will finish development or construction of these projects or homes. In these cases, Park View Federal also faces the risk that costs to complete construction will exceed original estimates or other execution risks.

The following table presents the activity in other real estate owned for the year ended June 30, 2012:

June 30, 2012
Beginning Balance	$7,972,753
Additions	9,314,588
Dispositions	(7,824,966)
Impairment write-downs	(1,728,797)

Ending Balance	$7,733,578

Asset Classification and Allowance for Loan Losses

Federal regulations require savings institutions to review their assets on a regular basis and to classify them as “substandard,” “doubtful,” or “loss,” if warranted. If an asset or portion thereof is classified as a loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as a loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention is required to be designated as “special mention.” As part of its Credit Policy, Park View Federal outlines its risk rating methodology to ensure appropriate grading of non-homogenous loans. The Asset Classification Committee reviews the recommendations of Park View Federal’s Special Assets team for potential downgrades and allocation of specific reserve allowance to loans. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. For additional information regarding regulatory capital requirements, see the section captioned “Regulatory Capital Requirements.” OCC examiners may disagree with the insured institution’s classifications and amounts reserved. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination. At June 30, 2012, total nonaccrual and 90 days past due loans and other non-performing assets were $20.1 million, all of which were classified as substandard. For additional information, see the section captioned “—Non-performing Loans and Other Problem Assets” and Note 3 of Notes to Consolidated Financial Statements.

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

As of December 31, 2011, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. As such, during the current fiscal year, the Company charged off those loan amounts which had previously been specifically impaired through the use of the Specific Valuation Allowance approximately $13.0 million. As of June 30, 2012, any remaining specific impairments known in prior periods as specific valuation allowances are now tracked as specific allocations to the allowance. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the period and reducing the allowance for loan losses associated with specific reserves.

The following table shows how Park View Federal’s allowance for loan losses is allocated at each of the dates indicated:

	June 30, 2012	June 30, 2011
General allowance	$14,634,531	$16,961,901
Specific allowance	1,418,334	13,034,992

Total allowance	$16,052,865	$29,996,893

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

Investment Activities

Park View Federal’s investment policy currently allows for investment in various types of liquid assets, including U.S. government and U.S. government sponsored enterprise securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers’ acceptances at other federally insured depository institutions, and Trust Preferred, corporate and mortgage-backed securities. The general objective of Park View Federal’s investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. Park View Federal’s equity investments consisted of floating rate preferred stock issued by Freddie Mac and Fannie Mae. During 2010, these securities were sold, resulting in a pre-tax gain of $24,000.

Park View Federal reports its investments, other than marketable equity securities and securities available for sale, at cost as adjusted for discounts and unamortized premiums. Park View Federal has the intent and ability and generally holds all securities until maturity.

In the fiscal year ended June 2012, Park View Federal did not sell mortgage-backed securities available for sale. At present, management is not aware of any conditions or circumstances which could impair its ability to hold its remaining securities to maturity. In accordance with its general investment policy, Park View Federal held U.S. government sponsored enterprise, Trust Preferred, corporate and mortgage-backed securities, and FHLB of Cincinnati stock at June 30, 2012. For additional information regarding Park View Federal’s investment activities, see Note 2 of Notes to Consolidated Financial Statements.

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

Deposits

Park View Federal attracts deposits principally from within its primary market area by offering a variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts and certificates of deposit, which generally range in maturity from seven days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by Park View Federal on a periodic basis. Park View Federal generally reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, Park View Federal considers the rates offered by competing institutions, funds acquisition costs and liquidity requirements, growth goals and federal regulations. Under the terms of the Bank Order, Park View Federal was prohibited from accepting brokered deposits or offering rates more than 75 basis points above the national average rate. As noted in Note 21 of Notes to Consolidated Financial Statements, the OCC removed the Bank Order. See Note 21 for additional information with respect to the termination of the Bank Order.

Park View Federal competes for deposits with other institutions in its market area by offering deposit instruments that are competitively priced and providing customer service through convenient and attractive offices, knowledgeable and efficient staff, and hours of service that meet customers’ needs. To provide additional convenience, Park View Federal participates in the nationwide MoneyPass® ATM/debit card Automated Teller Machine network, through which customers can gain access to their accounts at any time.

Park View Federal’s deposits decreased by $3.4 million for the fiscal year ended June 30, 2012, as compared to the fiscal year ended June 30, 2011. Deposit balances totaled $656.0 million, $652.6 million and $667.5 million at the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

The following table sets forth the deposits in Park View Federal as of June 30, 2012 were:

Weighted Average Interest Rate	Category	Minimum Balance	Balance (in thousands)	Percentage of Total Deposits
0.16%	NOW accounts	$50	$37,112	5.66%
0.10	Passbook statement accounts	5	47,261	7.20
0.53	Money market accounts	1,000	136,240	20.77
0.00	Non-interest earning demand accounts	50	50,799	7.74

			271,412	41.38
	Certificates of Deposit
1.43	3 months or less	500	3,483	0.53
0.49	3-6 months	500	14,834	2.26
0.80	6-12 months	500	97,118	14.81
1.15	1-3 years	500	223,856	34.13
2.94	More than three years	500	45,276	6.90

1.24	Total certificates of deposit		384,567	58.62

	Total deposits		$655,979	100.00%

The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated:

	For the Year Ended June 30,
	2012			2011			2010
	Interest- Bearing Demand Deposits	Savings Deposits	Time Deposits	Interest- Bearing Demand Deposits	Savings Deposits	Time Deposits	Interest- Bearing Demand Deposits	Savings Deposits	Time Deposits
Average balance	$168,005	$47,722	$406,142	$137,140	$51,707	$431,439	$108,232	$64,995	$497,236
Average rate paid	0.50%	0.11%	1.03%	0.71%	0.23%	1.91%	0.97%	0.86%	2.56%

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

The following table indicates the amount of Park View Federal’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2012:

Maturity Period	Certificates of Deposit
(In thousands)
Over three through six months	$36,369
Three through six months	25,057
Over six through 12 months	52,826
Over 12 months	36,488

Total	$150,740

Borrowings

Savings deposits historically have been the primary source of funds for Park View Federal’s lending, investments and general operating activities. Park View Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 50% of assets subject to normal collateral and underwriting requirements. Park View Federal currently has two commitments with the FHLB of Cincinnati for flexible lines of credit, referred to as a cash management advance (“CMA”) and a Repo advance (“REPO”), in the amounts of $30 million and $200 million, respectively, which can be drawn on to the extent of collateral pledged. At June 30, 2012, Park View Federal had borrowing capacity of $230.0 million on these lines of credit. The CMA and the REPO were not drawn down at June 30, 2012. Advances from the FHLB of Cincinnati are secured by Park View Federal’s stock in the FHLB of Cincinnati and other eligible assets. In addition, PVFSC had a loan with an outstanding balance of $1.0 million as of June 30, 2012 collateralized by real estate. For additional information, refer to Note 7 of Notes to Consolidated Financial Statements.

The following table sets forth certain information regarding Park View Federal’s advances from the FHLB of Cincinnati for the periods indicated:

	At June 30,
	2012	2011	2010
	(Dollars in thousands)
Amounts outstanding at end of period	$35,000	$35,000	$35,000
Weighted average rate	2.96%	2.96%	2.96%
Maximum amount outstanding at any month end	$35,000	$35,000	$45,000
Approximate average outstanding balance	$35,000	$35,000	$35,056
Weighted average rate	2.96%	2.96%	2.95%

Subsidiary Activities

Park View Federal is required to give the FDIC and the OCC 30 days prior notice before establishing or acquiring a new subsidiary or commencing a new activity through an existing subsidiary. Both the FDIC and the OCC have the authority to prohibit the initiation of, and to order the termination of, subsidiary activities determined to pose a risk to the safety or soundness of the institution.

As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2012, Park View Federal was authorized to invest up to approximately $24 million in the shares of, or as loans to, subsidiaries, including the additional 1% investment for community, inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

PVF has three active subsidiaries, Park View Federal, PVFSC and MPLC. PVFSC is engaged in the activities of land acquisition and real estate investment and MPLC holds an investment in land adjacent to PVF’s Corporate Center. PVF has three nonactive subsidiaries, PVF Community Development Corp., PVF Mortgage Corp. and PVF Holdings, Inc., which have been chartered for future activity. Park View Federal has created various limited liability companies that have taken title to property acquired through or in lieu of foreclosure.

PVF Service Corporation

At June 30, 2012, PVFSC had the following investments (1) a $.1 million investment in a joint venture that owns real estate leased to Park View Federal for use as a branch office in Avon, Ohio; (2) a $0.1 million investment in a joint venture for a branch office location in Mayfield Heights, Ohio. (3) an interest in Park View Plaza, a joint venture, which is a strip center in Cleveland, Ohio that includes Park View Federal’s Cleveland branch office; (4) an interest in a joint venture containing a title company, PVF Title Services, LLC; and (5) a $4.2 million investment in office properties used by PVF and Park View Federal that includes the Corporate Center in Solon, Ohio, and branch offices in Bainbridge, Ohio and Chardon, Ohio. In November 2008, PVFSC refinanced a line of credit loan for $1.6 million. The balance at June 30, 2012 was $1.0 million, and the loan is secured by the Corporate Center in Solon, Ohio.

Mid Pines Land Company

At June 30, 2012, MPLC had an investment of $0.6 million in land adjacent to PVF’s Corporate Center in Solon, Ohio.

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

Employees

As of June 30, 2012, PVF and its subsidiaries had 168 full-time employees and 31 part-time employees, none of whom was represented by a collective bargaining agreement. PVF believes it enjoys a good relationship with its personnel.

Regulation

General

For the fiscal year ended June 30, 2012, PVF and Park View Federal, as a federally chartered savings and loan holding company and federal savings association, respectively, have been subject to examination and comprehensive federal regulation and oversight by the OCC. Park View Federal has also been and continues to be subject to regulation and examination by the FDIC, which insures the deposits of Park View Federal to the maximum extent permitted by law, and other certain requirements established by the Federal Reserve Board.

The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws or regulations. Such regulations and supervision primarily are intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides federal banking regulators, including the OCC, the Federal Reserve Board and the FDIC, with substantial enforcement powers. The enforcement authority of the OCC and the Federal Reserve Board over savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC and the Federal Reserve Board.

Recently Enacted Regulatory Reform

Federal regulators continue to implement many provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010. The following discussion summarizes significant aspects of the new law that affect or already affecting PVF and Park View Federal:

•

Effective July 21, 2011, the OCC assumed responsibility from the OTS for the examination, supervision and regulation of federal savings associations and rulemaking for federal and state savings associations,and the authority of the other remaining bank regulatory agencies has been restructured;

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

•

The standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012;

•	The deposit insurance assessment base calculation has been expanded to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period; and

•

New corporate governance requirements, which are generally applicable to most larger public companies, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and requiring new executive compensation disclosure.

Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making by federal regulators. PVF is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with the applicable portions of the law and its rules and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are increasing compliance costs and may restrictour operations, all of which may have a material adverse affect on our operating results and financial condition.

Regulation of Park View Federal

General

As a savings institution, Park View Federal is subject to extensive regulation by federal banking regulators, and its deposits are insured by the DIF, which is administered by the FDIC. The lending activities and other investments of Park View Federal must comply with various federal regulatory requirements. The OCC periodically examines Park View Federal for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of FDIC-insured savings institutions. Park View Federal must regularly file reports describing its activities and financial condition. Park View Federal is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere herein. The discussion is not intended to be a complete explanation of all applicable laws and regulations and is qualified in its entirety by reference to the actual statutes and regulations involved.

Regulatory Capital Requirements

Under current OCC regulations, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, Tier 1 capital (core) equal to at least 4.0% (or 3.0% if the institution is the highest rated under the OCC examination rating system) of adjusted total assets and “total capital,” a combination of Tier 1 and “supplementary” capital, equal to at least 8.0% of “risk-weighted” assets. The OCC continues to enforce, regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is the highest rated). For purposes of these regulations, Tier 1 capital generally consists of common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. For additional information regarding regulatory capital requirements, see the section captioned “Prompt Corrective Regulatory Action.” Investments in subsidiaries that are engaged as principal in activities not permissible for national banks must also be deducted from Tier 1 capital. Park View Federal was in compliance with all applicable regulatory capital requirements at June 30, 2012.

In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution’s allowances for loan and lease losses allowances, and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At June 30, 2012, Park View Federal had no equity investments for which federal regulations require a deduction from total capital.

The risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OCC risk-weighting system, one-to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and multi-family mortgages (or residential property consisting of five or more dwelling units) with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer, home equity and land loans, residential and nonresidential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by Fannie Mae or Freddie Mac are assigned a 20% risk weight. Cash and United States government securities backed by the full faith and credit of the United States government are given a 0% risk weight. At June 30, 2012, Park View Federal’s risk-weighted assets were $595.1 million, and its total risk-based capital was $77.9 million, or 13.10%, of risk-weighted assets.

The table below presents Park View’s capital position at June 30, 2012, relative to its various minimum regulatory capital requirements:

	At June 30, 2012
	Amount	Percent of Assets (1)
	(Dollars in thousands)
Tangible Capital	$70,387	8.74%
Tangible Capital Requirement	12,084	1.50

Excess	58,303	7.24%

Tier 1/Core Capital	$70,387	8.74%
Tier 1/Core Capital Requirement	64,448	8.00

Excess	5,939	0.74%

Tier 1 Risk-Based Capital	$70,387	11.83%
Tier 1 Risk-Based Capital Requirement	23,802	4.00

Excess	46,585	7.83%

Risk-Based Capital	$77,932	13.10%
Risk-Based Capital Requirement	71,407	12.00

Excess	6,525	1.10%

(1)	Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

In addition to requiring generally applicable capital standards for savings institutions, the OCC has the authority to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as is determined to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and such a savings institution may be issued a directive requiring such savings institution to submit and adhere to a plan for increasing capital. On October 19, 2009, Park View Federal was directed by the OTS to raise its Tier 1 core capital and total risk-based capital ratios to 8.0% and 12.0%, respectively. As of June 30, 2012, Park View Federal continued to exceed the minimum capital ratios required under the Bank Order. As discussed in Note 21 of Notes to Consolidated Financial Statements, the OCC has terminated the Bank Order.

The banking regulators have proposed and are considering new regulations that would increase the amount and the calculation of capital required for all financial institutions.

Regulatory Agreements

On October 19, 2009, PVF and Park View Federal, entered into the Company and Bank Orders with the OTS, whereby the Company and the Bank each consented to the issuance of the Cease and Desist Order promulgated by the OTS without admitting or denying that grounds existed for the OTS to initiate an administrative proceeding against PVF or Park View Federal. Effective July 21, 2011, the OCC and the Federal Reserve Board succeeded to all powers, authorities, rights and duties of the OTS relating to the Bank and Company Orders, respectively, as a result of the Dodd-Frank Act.

The Bank Order required Park View Federal to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) if Park View Federal fails to meet these capital requirements at any time after December 31, 2009, within 15 days thereafter prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to Park View Federal’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit for OCCapproval a new business plan that will include the requirements contained in the Bank Order and that also will include well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OCC approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the FDIC; and (viii) not declare or pay dividends or make any other capital distributions from Park View Federal without receiving prior OCC approval. On August 27, 2012, the OCC terminated the Bank Order. The Company Order remains in effect.

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

The Bank Order did, and the Company Order still does, also impose certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements that PVF and Park View Federal may enter into, third party service contracts and transactions with affiliates.

PVF believes it is in compliance with the requirements the Company Order that are required to date. As discussed in Note 21 of Notes to Consolidated Financial Statements, the OCC has terminated the Bank Order.

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

A “critically undercapitalized” savings institution is defined as a savings institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative preferred stock less all intangibles other than qualifying supervisory goodwill and certain servicing rights. The OCC may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OCC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At June 30, 2012, Park View Federal met the capital requirements to be deemed a well capitalized institution for purposes of the prompt corrective action regulations. For more information regarding the position of Park View Federal with respect to the FDICIA prompt corrective action rules, see Notes 13 and 21 of Notes to Consolidated Financial Statements.

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

Federal Home Loan Bank System

Park View Federal is a member of the FHLB, which consists of 12 regional FHLBs subject to supervision and regulation by the FHFA. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB, Park View Federal is required to acquire and hold specified amounts of capital stock in the FHLB of Cincinnati. Park View Federal was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2012 of $12.8 million. The FHLB of Cincinnati’s ability to pay dividends to its shareholders is subject to a variety of factors such as legal requirements, the Bank’s financial condition and income and economic conditions.

Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2012, Park View Federal had $35 million in advances outstanding from the FHLB of Cincinnati. For more information regarding Park View Federal’s sources of funds, see the section captioned “Borrowings.”

Loan and Investment Powers

Federal savings associations, such as Park View Federal, are subject to certain lending and investment restrictions imposed by the HOLA and the OCC’s implementing regulations thereunder. Under these laws and regulations, federal savings associations may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. Federal savings associations may also establish service corporations that may engage in activities not otherwise permissible, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations. At June 30, 2012, Park View Federal met all lending restrictions imposed under the HOLA.

Qualified Thrift Lender Test

Pursuant to the provisions of HOLA, savings association must meet the standard of a qualified thrift lender (“QTL”). Under the QTL test, Park View Federal is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, an association’s total assets less the sum of: (1) specified liquid assets up to 20% of total assets; (2) goodwill and other intangible assets; and (3) the value of property used to conduct Park View Federal’s business. “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans. If a savings association fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made non-compliance potentially subject to agency enforcement action for violation of law. At June 30, 2012, Park View Federal qualified as a QTL. Additionally, Park View Federal had also met the QTL test in each of the prior 12 months.

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

Federal regulations require that savings institutions submit notice to the OCC prior to making a capital distribution (which includes dividends, share repurchases and amounts paid to shareholders of another institution in a cash merger) ifthe institution is a subsidiary of a holding company. A savings institution must make application to the OCC to pay a capital distribution if: (1) the institution would not be adequately capitalized following the distribution; (2) the institution’s total distributions for the calendar year exceed the institution’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years; or (3) the distribution would otherwise violate applicable law or regulation or an agreement with or conditions imposed by the OTS and/or OCC. As a subsidiary of a savings and loan holding company, Park View Federal must, at a minimum, provide prior notice to the OCC of capital distributions. The OCC may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

PVF is currently prohibited from paying dividends under the terms of the Company Order. For additional information, see the section captioned “Regulatory Capital Requirements.”

Federal Reserve System

Federal Reserve Board regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). At June 30, 2012, Park View Federal met its reserve requirements. Since required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Park View Federal’s interestincome.

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

Loans to One Borrower Limitations

Under federal law, loans and extensions of credit, to anyone may generally not exceed 15% of the unimpaired capital and surplus of the savings institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. At June 30, 2012, Park View Federal’s lending limit under this restriction is $12.9 million.

Enforcement

Effective July 21, 2011, the OCC assumed primary enforcement responsibility over federal savings institutions. In this regard, the OCC has the authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Savings institutions are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% shareholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution’s loan to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above specified amounts to directors, executive officers and greater than 10% shareholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. The specified amounts are the greater of $25,000 or 5% of capital and surplus (and any loan or loans aggregating to $500,000 or more). Further, loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons. There is an exception to that requirement where such loans are made pursuant to a benefit or compensation program that is widely available to employees of the institution and the program does not give preference to directors or executive officers over other employees.

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

Regulation of PVF

General

PVF is a savings and loan holding company as defined by HOLA. Effective July 21, 2011, the Dodd-Frank Act regulatory restructuring transferred to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies, such as PVF. As a subsidiary of a savings and loan holding company, Park View Federal is subject to certain restrictions in its dealings with PVF and affiliates thereof.

Capital

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period from the July 21, 2010 (the date of enactment of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

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

Savings institutions are subject to the provisions of the Code in the same general manner as other corporations. Prior to legislation in 1996, institutions such as Park View Federal, which met certain definitional tests and other conditions prescribed by the Code, benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. Legislation that is effective for tax years beginning after December 31, 1995 repealed the reserve method available to thrifts and required institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. Park View Federal had no such excess reserve. Park View Federal is no longer allowed to use the percentage of taxable income method for tax loan loss provisions, but is allowed to use the experience method of accounting for bad debts as long as it is not considered a large thrift. Beginning with its June 30, 1997 taxable year, Park View Federal was treated the same as a small commercial bank. Institutions with less than $500 million in assets were still permitted to make deductible bad debt additions to reserves, using the experience method. Beginning with the June 30, 2000 taxable year, Park View Federal began being taxed as a large thrift and is only able to take a tax deduction when a loan is actually charged off.

Earnings appropriated to Park View Federal’s bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless the Bank includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

Park View Federal’s federal income tax returns through June 30, 2009 were audited by the Internal Revenue Service. Subsequent fiscal years remain open to audit.

For further information regarding federal income taxes, see Note 10 of Notes to Consolidated Financial Statements.

State Income Taxation

Park View Federal is subject to Ohio franchise tax based on its equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital is taxed at a rate of 1.3%. PVF generally elects to be taxed as a qualifying holding company and pay Ohio tax based on its net income only. The other subsidiaries of PVF are taxed on the greater of a tax based on net income or net worth.

Executive Officers of the Registrant

The following sets forth information with respect to the executive officers of PVF.

Name	Age as of September 24, 2012	Title
Robert J. King, Jr.	57	President and Chief Executive Officer of PVF and Park View Federal
James H. Nicholson	50	Executive Vice President and Chief Financial Officer of PVF and Park View Federal
Jeffrey N. Male	63	Vice President and Secretary of PVF and Executive Vice President and Chief Residential Lending Officer of Park View Federal
Jane Grebenc	53	Executive Vice President of Retail Banking of Park View Federal (1)
Lonnie L. Shiffert	54	Executive Vice President of Corporate Banking of Park View Federal
Mary Ann Stropkay	40	Senior Vice President and Chief Credit Officer of Park View Federal

(1)	Mrs. Grebenc has announced her resignation from the Company effective September 28, 2012.

Robert J. King, Jr.

Mr. King was appointed President and Chief Executive Officer of PVF and Park View Federal in July, 2009 and began service on September 10, 2009. Mr. King succeeded Marty E. Adams, who served as interim chief executive of PVF and Park View Federal from March 4, 2009 to September 9, 2009. Prior to joining PVF, Mr. King was senior managing director of FSI Group, LLC, a private equity operation focused on investing in the financial sector. Prior to that, Mr. King held numerous positions with Fifth Third Bank, which he joined in 1975. During his tenure with the Cincinnati-based company, he served in various positions, including vice president of Institutional Asset Administration, director of marketing, commercial lending officer, customer service manager and marketing research specialist. In 1989, he joined Fifth Third Bank (Northeastern Ohio) as an executive vice president and was promoted to president and chief executive officer the following year. In 1997, Fifth Third’s Board of Directors appointed King Chairman of Fifth Third Bank (Northeastern Ohio), a position he held until his retirement in 2004. He also was an executive vice president of Fifth Third Bancorp and regional president of Fifth Third affiliates in Toledo, Dayton, Columbus and southern Ohio. Mr. King currently serves on the boards of directors of United Way Services, the Cleveland Orchestra, the Diversity Center, Ursuline College, Cleveland Development Partners, Musical Arts Association and Cleveland Area Boy Scouts. Mr. King is a director of The Andersons, Inc. and Shiloh Industries, Inc., companies with a class of securities registered under Section 12(b) of the Exchange Act.

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

Jeffrey N. Male

Mr. Male has been with Park View Federal since 1973. He has served in various capacities, including supervisor of the construction loan department, personnel director and manager of the collection, foreclosure and REO departments. Mr. Male was named Executive Vice President of Park View Federal in 2000. In 1986 Mr. Male was named Senior Vice President in charge of residential lending operations. He was named Vice President and Secretary of PVF upon its organization in 1994 and continues to serve in that position.

Jane Grebenc

In October 2009, Ms. Grebenc was appointed as Executive Vice President, Retail Banking. Previously, Ms. Grebenc served as Executive Vice President, Wealth Segment and Senior Executive, Private Bank at KeyBank National Association from 2008 to 2009. Ms. Grebenc previously served National City Corporation from 1982 to 2007 in several capacities, including Executive Vice President, Private Client Group (2006 to 2007), Executive Vice President, Loan Operations (2003 to 2006), Executive Vice President, Branch Network (1999 to 2003) and Executive Vice President, Retail Banking Group (1995 to 1998). Mrs. Grebenc has announced her resignation from the Company effective September 28, 2012.

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

Mary Ann Stropkay

In August 2010, Ms. Stropkay was appointed Senior Vice President and Chief Credit Officer. Previously, Ms. Stropkay served as President and Chief Executive Officer of Shore Bank Enterprise Cleveland, a 501(c)3 Community Development Finance Institution from 2007 to 2010. Ms. Stropkay served as a Senior Vice President in wealth management at FirstMerit Bank from 2005 to 2007. Prior to that, Ms. Stropkay served in a variety of capacities at National City Corporation from 1993 to 2005.

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

Market conditions encountered under the current economic cycle have also led to the failure and merger of a number of financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization levels and of the DIF, which has led to a significant increase in deposit insurance premiums paid by financial institutions and pervasive regulatory modifications.

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

Our market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. As of June 30, 2012, management estimates that more than 90% of our deposits and the majority of loans came from our market area. Because of our concentration of business activities in our market area, our financial condition and results of operations depend upon economic conditions in our market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas when and if they do occur.

Risks Related to Our Business

We have an elevated level of non-performing loans and classified assets relative to our total assets. If our allowance for loan losses is not sufficient to cover our actual loan losses, our ability to become profitable will be adversely affected.

At June 30, 2012, our non-performing loans totaled $20.1 million, representing 3.6% of total loans and 2.5% of total assets. In addition, loans which management has classified as either substandard, doubtful or loss totaled $33.9 million, which includes the non-performing loans previously mentioned, representing 6.1% of total loans and 4.3% of total assets. At June 30, 2012, our allowance for loan losses was $16.1 million, representing 80.1% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.

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

At June 30, 2012, we had $204.0 million in loans secured by commercial real estate, $15.2 million in real estate construction loans, which included $2.1 million in residential construction loans, $5.4 million in loans for the construction of multi-family properties and $7.7 million for the construction of commercial properties and $31.2 million in loans secured by land. Commercial real estate loans, construction loans and land loans represented 37.7%, 2.8% and 5.8%, respectively, of our loan portfolio. While commercial real estate, construction and land loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

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

We may not be able to access capital when needed.

We are required by regulatory authorities to maintain specified levels of capital. The financial institutions regulatory agencies are contemplating increased capital requirements. Should we experience significant loan losses, we may need additional capital. In addition, we may elect to raise additional capital to support our business, to finance acquisitions, if any, or for other purposes. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control. There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us. If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

Material breaches in security of our systems may have a significant effect on our business.

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third party service providers. e have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. e also have implemented security controls to prevent unauthorized access to the computer systems and requires its third party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business.

Future expansion may adversely affect our financial condition and results of operations.

We may acquire other financial institutions or parts of institutions in the future and may open new branches. We also may consider and enter into new lines of business or offer new products or services. Expansions of our business involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions;

•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target institutions;

•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

•	our ability to finance an acquisition or other expansion and the possible dilution to our existing shareholders;

•	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

•	entry into unfamiliar markets;

•	the introduction of new products and services into our existing business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

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

The large percentage of shares controlled by management and family members of management may have the effect of discouraging a third party from acquiring us.

As of September 7, 2012, directors and executive officers controlled the vote of 36.5% of the outstanding common shares of PVF. The percentage of voting control by PVF affiliates and relatives could have the effect of delaying or preventing a transaction or a change in control that a shareholder might deem to be in the best interests of that shareholder.

Trading in our common shares is limited, which may adversely affect the time and the price at which you can sell your PVF common shares.

Although the common shares of PVF are quoted on The NASDAQ Capital Market, trading in PVF’s common shares is not active, and the spread between the bid and the asked price may be significant. As a result, you may not be able to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. The price at which you may be able to sell your common shares may be significantly lower than the price at which you could buy PVF common shares at that time.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. There are a number of reform provisions that are likely to significantly impact the ways in which savings institutions and their holding companies, including us and Park View Federal, do business. For example, the Dodd-Frank Act significantly altered the regulation of federal savings associations and savings and loan holding companies by transferring the authority and responsibilities of the OTS with respect to savings associations to the OCC. Additionally, the Dodd-Frank Act changed the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to equal a depository institution’s consolidated assets less tangible capital and permanently increases the standard maximum amount of deposit insurance per customer to $250,000 and non-interest bearing transaction accounts will have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act also created the Consumer Financial Protection Bureau as a new agency, which is empowered to promulgate new and revise existing consumer protection regulations which may limit certain consumer fees or otherwise significantly change fee practices. The Dodd-Frank Act also repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Other significant changes from provisions of the Dodd-Frank Act include, but are not limited to: (i) changes to rules relating to debit card interchange fees; (ii) new comprehensive regulation of the over-the counter derivatives market; (iii) reform related to the regulation of credit rating agencies; (iv) restrictions on the ability of banks to sponsor or invest in private equity or hedge funds; and (v) the implementation of a number of new corporate governance provisions, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, providing shareholders the opportunity to cast a non-binding vote on executive compensation, new executive compensation disclosure requirements and considerations regarding the independence of compensation advisors.

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

During fiscal 2012, PVF evaluated its foreclosure documentation procedures, given the recent announcements made by other financial institutions regarding their foreclosure activities. The results of PVF’s review indicate that its procedures for reviewing and validating the information in its documentation are sound and its foreclosure affidavits are accurate. PVF has implemented additional reviews of pending foreclosures to ensure that all appropriate actions are taken to enable foreclosure actions to continue.

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

PVF undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in the above risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are required to be disclosed by applicable securities laws or regulations.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following table sets forth the location and certain additional information regarding PVF’s offices at June 30, 2012:

Location	Year Opened/ Acquired	Total Deposits	Net Book Value at June 30, 2012	Owned or Leased/ Expiration	Approximate Square Footage
	(Dollars in thousands)
Main Office:
30000 Aurora Rd.	2000	$36,107	4,435	Owned	51,635
Solon, Ohio

Branch Offices:
2111 Richmond Road	1967	68,942	232	Lease	2,750
Beachwood, Ohio				12/31/19

Location	Year Opened/ Acquired	Total Deposits	Net Book Value at June 30, 2012	Owned or Leased/ Expiration	Approximate Square Footage
	(Dollars in thousands)

413 Northfield Road	2002	36,160	49	Lease	3,084
Bedford, Ohio				10/31/15

11010 Clifton Boulevard	1974	22,094	—	Lease	1,550
Cleveland, Ohio				10/31/16

13901 Ridge Road	1999	66,136	24	Lease	3,278
North Royalton, Ohio				8/31/19

6990 Heisley Road	1994	52,034	—	Lease	2,400
Mentor, Ohio				10/31/18

1244 SOM Center Road	2004	56,838	54	Lease	2,200
Mayfield Heights, Ohio				6/30/14

497 East Aurora Road	1994	50,919	—	Lease	2,400
Macedonia, Ohio				9/30/14

8500 Washington Street	1995	38,285	561	Owned	2,700
Chagrin Falls, Ohio

408 Water Street	1998	31,025	464	Owned	2,800
Chardon, Ohio

3613 Medina Road	2000	41,407	23	Lease	2,440
Medina, Ohio				2/28/13

16909 Chagrin Boulevard	2000	24,825	—	Lease	2,904
Shaker Heights, Ohio				6/30/13

36311 Detroit Road	2002	32,883	28	Lease	3,375
Avon, Ohio				8/31/17

17780 Pearl Road	2002	42,126	26	Lease	3,500
Strongsville, Ohio				8/31/17

9305 Market Square Drive	2003	15,589	908	Owned	3,700
Streetsboro, Ohio

215 West Garfield Road	2005	18,315	25	Lease	4,700
Aurora, Ohio				12/31/20

10071 Darrow Road	2010	23,281	54	Lease	3,422
Twinsburg, Ohio				8/31/15

At June 30, 2012, the net book value of PVF’s premises, furniture, fixtures and equipment was $7.2 million. See Note 5 of Notes to Consolidated Financial Statements for further information.

PVF also owns real estate in Solon, Ohio. See “Item 1. Business—Subsidiary Activities” for further information.

Item 3.	Legal Proceedings

From time to time, PVF and/or Park View Federal is a party to various legal proceedings incident to its business. There are no material legal proceedings to which PVF or Park View Federal is a party or to which any of their property is subject.

Item 4.	(Mine Safety Disclosures)

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PVF’s common shares trade under the symbol “PVFC” on the Nasdaq Capital Market. PVF had 25,901,009 common shares outstanding and approximately 148 holders of record of common shares at September 14, 2012. Federal regulations applicable to all federal savings institutions, such as Park View Federal, limit the dividends that may be paid by Park View Federal to PVF. Any dividends paid may not reduce Park View Federal’s capital below minimum regulatory requirements. Pursuant to the terms of the Company Orders, PVF may declare not or pay a dividend without receiving the prior written approval from the OCC. As noted in Note 21 of the Notes to Consolidated Financial Statements – Subsequent Event, the OCC terminated the Bank Order on August 27, 2012.

At June 30, 2012, as adjusted to reflect all stock dividends, PVF had acquired a total of 472,725 shares, or 1.8%, of the Company’s common shares. PVF’s cash dividend policy remains dependent upon the Company’s financial condition, earnings, capital needs, regulatory requirements and economic conditions. However, pursuant to the Company Order, PVF may not declare or pay a dividend, or repurchase or redeem capital stock, without receiving the prior written approval.

The following table sets forth certain information as to the range of the high and low bid prices for PVF’s common shares for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
Fourth Quarter	$2.10	$1.85	$2.14	$1.75
Third Quarter	2.05	1.48	2.06	1.80
Second Quarter	1.74	1.41	1.98	1.73
First Quarter	1.83	1.34	2.07	1.63

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

Financial Condition Data:

	At June 30,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Total assets	$791,450	$787,055	$859,585	$912,209	$867,402
Loans receivable, net	541,628	547,282	587,406	668,460	714,492
Loans receivable held for sale, net	25,062	9,392	8,718	27,078	7,831
Mortgage-backed securities held to maturity	—	—	—	—	55,151
Mortgage-backed securities available for sale	15,387	4,972	47,146	64,178	—
Cash and cash equivalents	120,110	149,291	130,043	21,213	17,804
Securities held to maturity	—	—	—	50,000	7,580
Securities available for sale	23,271	8,947	20,149	103	1,890
Deposits	655,979	652,572	667,546	724,932	659,386
Borrowings	36,046	36,153	86,259	106,366	114,950
Stockholders’ equity	70,731	71,282	83,243	49,505	69,075

Operating Data:

	Year Ended June 30,
(Dollars in thousands except for earnings per share)	2012	2011	2010		2009	2008
Interest income	$29,848	$32,982	$38,565		$46,662	$56,485
Interest expense	7,874	12,160	18,545		27,347	34,275

Net interest income before provision for loan losses	21,974	20,822	20,020		19,315	22,210
Provision for loan losses	6,982	13,540	14,928		31,273	6,058

Net interest income (expense) after provision for loan losses	14,992	7,282	5,092		(11,958)	16,152
Non-interest income	9,115	7,938	21,536	(2)	4,799	2,458
Non-interest expense	25,657	24,789	24,456		23,001	20,806

Income (loss) before federal income taxes	(1,550)	(9,569)	2,172		(30,160)	(2,196)
Federal income tax expense (benefit)	(219)	122	731		(10,044)	(1,095)

Net income (loss)	$(1,331)	$(9,691)	$1,441		$(20,116)	$(1,101)

Basic earnings (loss) per share (1)	$(0.05)	$(0.38)	$0.11		$(2.59)	$(0.14)

Diluted earning (loss) per share (1)	$(0.05)	$(0.38)	$0.11		$(2.59)	$(0.14)

(1)	Adjusted for stock dividends.
(2)	Includes gains of $17.6 million recorded on the cancellation of subordinated debt.

Other Data:

	At or For the Year Ended June 30,
	2012	2011	2010	2009	2008
Return on average assets	(0.17)%	(1.18)%	0.16%	(2.24)%	(0.13)
Return on average equity	(1.95)	(12.41)	2.20	(32.39)	(1.55)
Interest rate spread	2.90	2.55	2.33	2.21	2.48
Net interest margin	2.97	2.67	2.43	2.32	2.70
Average interest-earning assets to average interest-bearing liabilities	106.71	107.93	104.14	103.40	105.33
Non-accruing loans and repossessed assets to total assets	3.51	7.41	8.98	8.92	3.06
Stockholders’ equity to total assets	8.94	9.06	9.68	5.43	7.96
Ratio of average equity to average assets	8.70	9.54	7.41	6.92	8.09
Net charge offs	$20,926	$15,063	$14,891	$9,444	$985
Net charge offs to average loans	3.61	2.47	2.22	1.29	0.14
Dividend payout ratio (cash dividends declared divided by net income)	—	—	—	—	—

Bank Regulatory Capital Ratios:
Ratio of tangible capital to adjusted total assets	8.74%	8.63%	8.63%	6.54%	9.69
Ratio of Tier-1 core capital to adjusted total assets	8.74	8.63	8.63	6.54	9.69
Ratio of Tier-1 risk-based capital to risk-weighted assets	11.83	11.60	11.56	8.77	12.09

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the fiscal year ended June 30, 2012, PVF and Park View Federal have been subject to examination and comprehensive federal regulation and oversight by the OCC. As of July 21, 2011, the Dodd-Frank Act transferred the regulatory responsibilities and authority over savings associations and savings and loan holding companies from the OTS to the OCC and the Federal Reserve Board, respectively. Consequently, effective July 21, 2011, the Federal Reserve Board began serving as PVF’s primary federal regulator and the OCC will serve as the primary regulatory agency for Park View Federal. For additional information on the regulation of PVF and Park View Federal, see “Item 1—Business.”

Cease and Desist Orders

On October 19, 2009, PVF and Park View Federal entered into the Company and Bank Orders without admitting or denying that grounds existed for the OTS to initiate an administrative proceeding against PVF or Park View Federal. The Bank Order required Park View Federal to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) if Park View Federal fails to meet these capital requirements at any time after December 31, 2009, within 15 days thereafter prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to Park View Federal’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit for OTS approval a new business plan that will include the requirements contained in the Cease and Desist Order and that also will include well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the Federal Deposit Insurance Corporation; and (viii) not declare or pay dividends or make any other capital distributions from Park View Federal without receiving prior OTS approval. The OCC terminated the Bank Order on August 27, 2012. See Note 21 of the Consolidated Financial Statements for additional information.

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

The Company Order imposes certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements that PVF and Park View Federal may enter into, third-party service contracts and transactions with affiliates.

The Company Order will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve Board. Effective July 21, 2011, the OCC and the Federal Reserve Board succeeded to all powers, authorities, rights and duties of the OTS relating to the enforcement of the Bank and Company Orders, respectively, as a result of the regulatory transition under the Dodd-Frank Act.

At June 30, 2012, PVF and Park View Federal believe that each are in compliance with all requirements of Company Orders that are required to date.

The failure to comply with the Company Orders could result in the initiation of further enforcement action by the Federal Reserve Board and/or OCC, including the imposition of civil monetary penalties. The Federal Reserve Board and/or OCC could also direct PVF to seek a merger partner. PVF and Park View Federal have incurred, and expect to continue to incur, significant additional regulatory compliance expense in connection with the Company Orders.

Overview of Financial Condition at June 30, 2012, 2011 and 2010

Park View Federal had total assets of $791.5 million, $787.1 million and $859.6 million at June 30, 2012, 2011 and 2010, respectively. The primary source of Park View Federal’s total assets has been its loan portfolio.

Net loans receivable, loans receivable held for sale and mortgage-backed securities totaled $582.1 million, $561.6 million and $643.3 million at June 30, 2012, 2011 and 2010, respectively.

The following table provides a breakdown of the composition of loans receivable, loans receivable held for sale and mortgage-backed securities for these periods.

(In thousands)	2012	2011	2010
One-to-four family residential	$122,314	$135,996	$154,794
Home equity line of credit	71,555	79,979	83,260
Multi-family residential	54,105	48,656	48,902
Commercial	204,038	192,109	211,690
Commercial equity line of credit	22,336	17,020	24,971
Land	31,184	39,030	51,811
Construction—residential	2,122	6,276	14,433
Construction—multi-family	5,375	1,594	3,294
Construction—commercial	7,733	4,237	5,294

Total real estate mortgages	520,762	524,897	598,449
Non-real estate mortgages	37,556	53,366	21,938

Total loans receivable	558,318	578,263	620,387
Net deferred loan origination fees	(637)	(984)	(1,462)
Allowance for loan losses	(16,053)	(29,997)	(31,519)

Total loans receivable, net	$541,628	$547,282	$587,406
Loans receivable held for sale, net	$25,063	$9,392	$8,718
Mortgage-backed securities available for sale	$15,387	$4,972	$47,146

The increase in mortgage-backed securities in 2012 resulted from the purchase of $13.8 million in mortgage-backed securities, less payments received of $3.6 million, and a market valuation adjustment of $0.3 million. The increase of $14.3 million in available for sale securities in 2012 is the result of the purchase of $26.0 million of trust preferred and corporate securities, call or maturities of $12.0 million and a market valuation adjustment of $0.3 million. The $8.9 million in securities available for sale in 2011 resulted from Park View Federal’s purchase of $48.0 million in Freddie Mac and Fannie Mae agency securities, calls of $59.0 million and a market valuation adjustment of negative $0.1 million. There were no securities held to maturity. Cash and cash equivalents totaled $120.1 million, $149.3 million and $130.0 million at June 30, 2012, 2011 and 2010, respectively.

The securities portfolio has been and will continue to be used primarily to meet the liquidity requirements of Park View Federal in its deposit taking and lending activities.

Park View Federal’s policy permits investment only in U.S. government, U.S. government-sponsored enterprises securities, Triple-A-rated securities, trust preferred or corporate securities. Park View Federal invests primarily in securities having a final maturity of five years or less, federal funds sold and deposits at the FHLB of Cincinnati. The entire portfolio matures within ten years or less. Park View Federal’s deposit liabilities totaled $656.0 million, $652.6 million and $667.5 million at June 30, 2012, 2011 and 2010, respectively. Management’s decision to pay reduced rates on certificates of deposit and promote the growth of core accounts resulted in a decrease of $35.5 million in certificates of deposit, an increase of $41.4 million in core accounts and a total decrease in savings deposits of $2.5 million for the year ended June 30, 2012. Park View Federal no longer holds any brokered deposits. Brokered deposits represent funds which Park View Federal obtains through a deposit broker that places deposits from third parties with insured depository institutions. Under the Bank Order, which was removed August 27, 2012, Park View Federal was prohibited from obtaining or renewing brokered deposits. Following is a breakdown of deposits by category for these periods:

(In thousands)	2012	2011	2010
NOW accounts	$37,112	$37,748	$35,862
Passbook and statement savings	47,261	49,748	57,069
Money market accounts	136,240	116,094	80,354
Non-interest-bearing	50,799	28,947	23,522
Certificates of deposit	384,567	420,035	470,740

Total deposits	$655,979	$652,572	$667,547

FHLB advances and other borrowings amounted to $36.0 million, $36.2 million and $86.3 million at June 30, 2012, 2011 and 2010, respectively.

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

In July 2006, PVF formed Trust II, a special purpose entity formed for the sole purpose of issuing $10.0 million of variable rate trust preferred securities. PVF issued the Trust II Debentures to Trust II in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities issued by Trust II carried a fixed rate of 7.462% until September 15, 2011 and thereafter a variable interest rate that adjusts to the three-month LIBOR rate plus 175 basis points. The Trust II Debentures were the sole asset of the Trust II.

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

As a result of repurchase of the trust preferred securities issued by Trust I, PVF recorded a gain of $8,561,530, which was included in non-interest income for the year ended June 30, 2010. The estimated fair values of the Trust I Warrant A and Trust I Warrant B were estimated to be $808,088 and $29,126, respectively, and were recorded in paid in capital.

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

Liquidity and Capital Resources

PVF’s shareholders’ equity totaled $70.7 million, $71.3 million, and $83.2 million at the years ended June 30, 2012, 2011 and 2010, respectively. On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, PVF contributed approximately $20.0 million of the proceeds to the capital of Park View Federal to improve its regulatory capital position. At June 30, 2012, Park View Federal’s Tier 1 (core) capital ratio was 8.74% and its total risk-based capital ratio was 13.10%, exceeding the requirements of the Bank Order. The other changes were the result of the retention of net earnings, net loss, less cash dividends paid.

Federal banking regulators have implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At June 30, 2012, Park View Federal was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the table below. On August 27, 2012 the OCC terminate the Bank Order.

(In thousands)	Park View Federal Capital	Percent of Assets (1)	Requirement for Well-Capitalized Institution
Tangible capital	$70,387	8.74%	N/A
Tier-1 core capital	70,387	8.74	5.00%
Tier-1 risk-based capital	70,387	11.83	6.00
Total risk-based capital	77,932	13.10	10.00

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

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

Park View Federal uses its capital resources principally to meet its ongoing commitment to fund existing and continuing loan commitments, fund maturing certificates of deposit and deposit withdrawals, repay borrowings, maintain its liquidity and meet operating expenses. At June 30, 2012, Park View Federal had commitments to originate loans totaling $69.2 million, of which $66.0 million are intended to be sold, commitments to fund equity lines of credit totaling $51.7 million, and $.8 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 2012 totaled $293.6 million. Management believes that a significant portion of the amounts maturing during fiscal 2013 will be reinvested with Park View Federal because they are retail deposits; however, no assurances can be made that this will occur.

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

PVF currently does not pay dividends on its common shares. In addition, pursuant to the terms of the Company Order, PVF is not permitted to declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any Company equity stock without the prior non-objection of the Federal Reserve Board. The Company’s ability to pay dividends is also dependent, in part, on its receipt of dividends from Park View Federal This restriction may adversely affect the market price for PVF’s common shares. Besides the limitations imposed by the Company and Bank Orders, PVF’s ability to pay dividends will depend on a number of factors, including capital requirements, its financial condition and results of operations including its ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions. PVF has cash of approximately $.3 million at the parent company level available to service its operating expenses and for future investment in Park View Federal, if necessary. It has no debt obligations. PVF also derives its liquidity resources for operating obligations from its non subsidiaries which are sufficient to meet current operating obligations. Management believes its current liquidity levels are adequate to meet its operating obligations over the next twelve months.

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

Off-balance sheet financial instruments are summarized as follows:

	June 30,
(In thousands)	2012	2011
Commitments to originate:
Mortgage loans intended for sale	$65,996	$17,626
Mortgage loans held for investment	743	1,975
Unfunded home equity and commercial real estate lines of credit	51,692	66,126
Undisbursed portion of loan proceeds	849	6,045
Commitments to sell loans held for sale	69,150	21,680
Standby letters of credit	763	1,011

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

Commitments to sell loans intended for sale are agreements to sell loans to a third-party at an agreed-upon price. The fair value of commitments to originate mortgage loans intended for sale at June 30, 2012 was $1,773,453, and commitments to sell loans intended for sale was $(117,718). Park View Federal’s net mortgage banking derivatives was $1,655,735 at June 30, 2012.

The following table presents as of June 30, 2012, PVF’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

(Dollars in thousands)	Note Reference	Within 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years	Total
Deposits without a stated maturity	—	$271,412	$—	$—	$—	$271,412
Certificates of deposit	6	293,580	68,595	22,392	—	384,567
Long-term advances from the FHLB of Cincinnati	7	—	30,000	5,000	—	35,000
Operating leases	11	1,060	1,694	677	1,710	5,141

Results of Operations

General

PVF’s net loss for the year ended June 30, 2012 was $1.3 million or $.05 basic loss per share and $.05 diluted loss per share compared to a net loss at June 30, 2011 of $9.7 million, or $.38 basic and diluted loss per share, and net income of $1.4 million, or $0.11 basic and diluted earnings per share for fiscal 2010.

PVF’s results for the current year improved by $8.4 million from the prior year. The improvement for 2012 was attributable to an increase in net interest income, a decrease in the provision for loan losses, an increase in non-interest income, and a federal income tax benefit partially offset by an increase in non-interest expense. The increase to net interest income was attributable to a decrease in the level of activity of nonperforming loans and a continued effort to reduce cost of funds. The provision for loan losses decreased $6.6 million as a result of a decrease in nonperforming loans and lower estimated losses associated with specifically identified loans. Non-interest income increased by $1.1 million primarily the result of higher overall mortgage banking revenue of $2.5 million. This increase was offset by a decrease in gains on the sale of securities of $1.2 million.

Losses on other real estate owned and the provision for losses on the sale of real estate owned increased in the current period. Income decreased on the cash surrender value of Bank-Owned Life Insurance (“BOLI”) from the prior year. Gains recorded on the sale of loans originated for sale and income from PVF’s share of profits generated by its ownership interest in a PVF Title Services were up from 2011, remaining strong in 2012. The increase in non-interest expense resulted primarily from increases in compensation that resulted from Park View Federal continuing to strengthen staff in commercial, retail, SBA lending and support areas. This increase was offset by decreases in office occupancy and equipment, insurance expense, professional and legal, and real estate owned expense in the current period.

The levels of non-accruing loans although improving, were attributable to poor current local and national economic conditions. Residential markets locally and nationally have been impacted by a significant increase in foreclosures and value declines as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. As a savings institution, Park View Federal has significant exposure to the residential market in the greater Cleveland, Ohio area. As a result, Park View Federal has seen a continued high level of non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, one of Park View Federal’s primary markets, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to OREO, or charged off.

Net Interest Income

Net interest income amounted to $22.0 million for the year ended June 30, 2012, as compared to $20.8 million and $20.0 million for the years ended June 30, 2011 and 2010, respectively. Changes in the level of net interest income reflect changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities. Tables 1 and 2 provide information as to changes in PVF’s net interest income.

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

Table 1 Average Balances, Interest, and Average Yields and Costs

	For the Year Ended June 30,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans (1)	$580,112	$28,383	4.89%	$608,886	$30,215	4.96%	$671,107	$35,192	5.24%
Mortgage-backed securities	12,889	290	2.25	42,364	1,749	4.13	57,277	2,538	4.43
Securities and other interest-earning assets	145,956	1,175	0.81	128,417	1,018	0.79	96,155	835	0.87

Total interest-earning assets	738,957	29,848	4.04	779,667	32,982	4.23	824,539	38,565	4.68

Non-interest-earning assets	54,215			38,572			59,741

Total assets	$793,172			$818,239			$884,280

Interest-bearing liabilities:
Deposits	$657,500	6,793	1.03	$651,360	9,247	1.42	$696,825	14,354	2.06
Borrowings	36,094	1,081	2.99	71,022	2,913	4.10	94,951	4,191	4.42

Total interest-bearing liabilities	693,594	7,874	1.14	722,382	12,160	1.68	791,776	18,545	2.34
Non-interest-bearing liabilities	28,210			18,000			27,001

Total liabilities	721,804			740,382			818,777
Stockholders’ equity	71,368			78,087			65,503

Total liabilities and stockholders’ equity	$793,172			$818,469			$884,280

Net interest income		$21,974			$20,822			$20,020

Interest rate spread			2.90%			2.55%			2.34%

Net yield on interest-earning assets			2.97%			2.67%			2.43%

Ratio of average interest-earning assets to average interest-bearing liabilities		106.54%			107.93%			104.14%

(1)	For purposes of the computation, nonaccrual loans are included in the average loans outstanding.

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

Table 2 Volume/Rate Variance Analysis

	Year Ended June 30,
	2012	vs.	2011	2011	vs.	2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(1,408)	$(424)	$(1,832)	$(3,088)	$(1,889)	$(4,977)
Mortgage-backed securities	(663)	(796)	(1,459)	(616)	(173)	(789)
Securities and other interest-earning assets	141	17	158	256	(73)	183

Total interest-earning assets	(1,930)	(1,203)	(3,133)	(3,448)	(2,135)	(5,583)

Interest expense:
Deposits	63	(2,517)	(2,454)	(645)	(4,462)	(5,107)
Borrowings	(1,046)	(786)	(1,832)	(981)	(297)	(1,278)

Total interest-bearing liabilities	(983)	(3,303)	(4,286)	(1,626)	(4,759)	(6,385)

Net interest income	$(947)	$2,100	$1,153	$(1,822)	$2,624	$802

As is evidenced by these tables, interest rate changes had a positive effect on Park View Federal’s net interest income for the years ended June 30, 2012, and 2011. Specifically, net interest income increased by $2.1 million, and $2.6 million due to rate changes for the years ended June 30, 2012, and 2011, respectively. Reflecting the repricing characteristics of Park View Federal’s loan portfolio and short-term nature of its deposit portfolio, along with changing interest rates during the years ended June 30, 2012, and 2011. Park View Federal’s interest rate spread was 2.90% for fiscal year 2012, and 2.55% for fiscal year 2011. The increase in Park View Federal’s interest rate spread in fiscal year 2012 and 2011 was attributable to the decline in the cost of interest-bearing liabilities exceeding the decline in the yield on interest-earning assets. This was partially due to a lower level of nonperforming loans and a continued effort to reduce cost of funds. Non-accruing loans decreased to $20.2 million at June 30, 2012 from $50.3 million at June 30, 2011 and $69.0 million in 2010.

Additionally, during the prior period, Park View Federal repaid a $50 million repurchase agreement which matured on March 2011 and carried a rate of 4.99%. Management paid off this borrowing by utilizing a portion of its cash and cash equivalents.

Net interest income was unfavorably affected by volume changes during the year ended June 30, 2012, and 2011. Accordingly, net interest income declined by $.9 million, and $1.8 million due to volume changes for the years ended June 30, 2012, and 2011, respectively. As the Company executes its turnaround plan, there has been lower levels of portfolio lending as it focuses on reducing its risk profile and disposition of problem assets. As a result, interest-earning asset levels are lower but at an overall higher interest spread. Net interest income increased by $1.2 million during the year ended June 30, 2012, and $0.8 million during the year ended June 30, 2011, as a result of changes to interest rates and the volume of rate sensitive assets and liabilities.

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

Park View Federal uses a systematic approach in determining the adequacy of its allowance for loan losses and the necessary provision for loan losses, whereby the loan portfolio is reviewed generally and delinquent loan accounts are analyzed individually on a monthly basis. Consideration is given primarily to the types of loans in the portfolio and the overall risk inherent in the portfolio as well as, with respect to individual loans, account status, payment history, ability to repay and probability of repayment, and loan-to-value percentages. After reviewing current economic conditions, changes in delinquency status and actual loan losses incurred by Park View Federal, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with the results of this analysis. Loans are grouped by property type and original loan to value ratio in determining historical loss rates. One-to-four family property type loans are further categorized by first mortgage, second mortgage, and home equity line of credit in addition to owner occupied and non-owner occupied loans. Historical loss rates reflect the actual prior 18 months losses recorded as a percentage of the average loan balance by property type. Management believes it uses the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions.

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

For the year ended June 30, 2012, a provision for loan losses of $7.0 million was recorded, while a provision for loan losses of $13.5 million was recorded in the prior year. The provision for loan losses for the year ended June 30, 2012 reflected management’s judgments about the additional inherent risk in Park View Federal’s loan portfolio as management continues to reduce problem and nonperforming loans, the continued challenges of national and local residential markets, and negative local population and economic indicators. The current period provision for loan losses also reflects specific loss reserves established for loans individually identified as impaired. The decline in the provision for loan losses in the current year can be attributed to declining levels of charge offs and impairments recognized and a significant decrease in the migration of performing loans to delinquent and nonperforming loans.

The following table provides statistical measures of nonperforming assets:

	June 30,
(Dollars in thousands)	2012	2011
Loans on non-accruing status (1)
Real estate mortgages:
One-to-four family residential	$9,191	$13,721
Commercial	4,571	12,090
Multi-family residential	325	2,204
Construction and land	5,551	20,724
Non real estate	438	1,522

Total loans on nonaccrual status	$20,076	$50,261

Ratio of nonperforming loans to total loans	3.60%	8.69%

Other nonperforming assets (2)	$7,734	$7,973

Total nonperforming assets (3)	$27,927	$58,234

Total nonperforming assets to total assets	3.51%	7.40%

(1)

Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Nonaccrual loans include all loans classified as doubtful or loss, and loans greater than 90 days past due for which interest accrual has been discontinued. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan. Nonperforming loan balances are net deferred loan origination fees.

(2)	Other nonperforming assets represent property acquired by Park View Federal through foreclosure or repossession.
(3)	Excludes loans past due more than 90 days still on accrual status.

The levels of non-accruing loans at June 30, 2012 and June 30, 2011 are attributable to poor current local and national economic conditions. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, one of Park View Federal’s primary markets, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned, or charged off.

The reduction in non-accruing loans is substantially related to management’s efforts to resolve and remove problem loans as well as the implementation of shadow accounting. Of the $20.1 and $50.3 million of non-accruing loans at June 30, 2012 and June 30, 2011, respectively, $10.8 million and $36.6 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of multi-family, commercial and industrial, land, non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent management believed collection of loan principal was in doubt, Park View Federal established specific loss reserves. Management’s evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involved obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through management’s evaluation of the underlying collateral, Park View Federal determined that despite difficult conditions, these loans are generally well secured. Through this process, Park View Federal established specific loss reserves related to these loans outstanding at June 30, 2012 and June 30, 2011 of $.3 million and $9.0 million, respectively.

The remaining balance of nonperforming loans represents homogeneous one-to-four-family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, we established specific loan loss reserves of $.6 million and $3.2 million for these loans as of June 30, 2012 and June 30, 2011, respectively.

During 2012, Park View Federal experienced a decrease in the loan portfolio of $5.7 million, or 1.03%, the result of significantly reducing the level of one to four family, commercial real estate, construction and land loans. These reductions were offset by a $21.5 million increase in commercial and industrial loans. The level of classified assets decreased from $71.9 million in 2011 to $33.9 million in 2012. The level of non-accruing loans decreased from $50.3 million in 2011 to $20.1 million in 2012. Net charge-offs increased from $15.1 million in 2011 to $20.9 million in 2012. This increase can primarily be attributed to the charge off of loans previously treated as specific valuation allowances.

In 2011, Park View Federal experienced a decrease in the loan portfolio of $42.1 million or 6.8%, while significantly reducing the level of commercial real estate, construction, and land loans. The level of classified assets decreased from $96.6 million in 2010 to $71.9 million in 2011. The level of non accruing loans decreased from $69.8million in 2010 to $50.3 million in 2011. Net charge offs increased from $14.9 million in 2010 to $15.1 million in 2011.

In light of the elevated levels of nonperforming loans, the poor local and national economic conditions, and Park View Federal’s concentrations of land development and construction loans, management increased the general reserve or non-specific portion of the allowance for loan losses in fiscal 2011. Although nonperforming loans remain elevated in 2012 the general reserve or non specific portion was reduced due to a more stabilized level of nonperforming loans and a reduction of historic losses. Park View Federal expects net charge-offs to remain at elevated levels for the foreseeable future. Therefore, taking into consideration local economic conditions, the level of classified assets, as well as net charge-offs and the overall performance of the loan portfolio, Park View Federal provided $7.0 million of additional provision to bring the allowance to a level deemed appropriate of $16.1 million as of June 30, 2012.

Non-interest Income

Non-interest income amounted to $9.1 million, $7.9 million and $21.5 million for the years ended June 30, 2012, 2011 and 2010, respectively. The fluctuations in non-interest income were due primarily to gains recorded of $17.6 million on the cancellation of subordinated debt in 2010, fluctuations in income derived from mortgage banking activities, fee income on deposit accounts, net losses on the sale of OREO and the gain on sale of SBA loans. Mortgage banking activity is subject to variability due to changes in mortgage origination volume and as a result of Park View Federal’s pipeline interest rate risk management activities. Park View Federal typically covers a portion of the pipeline with forward loan sales contracts. Changes in the value of these contracts and in interest rate lock commitments to Park View Federal’s borrowers causes mortgage banking income to fluctuate from period to period. Income attributable to mortgage banking activities consists of net loan servicing income, gains and losses on the sale of loans, and market valuation provisions and recoveries. Income from mortgage banking activities amounted to $9.1 million, $6.6 million and $4.6 million for the years ended June 30, 2012, 2011 and 2010, respectively. The increase in income from mortgage banking activities was primarily due to gains recorded on loans sold the result of elevated refinancing activity from historically low interest rates. Other components of non-interest income amounted to a neutral, a positive $1.3 million, and a positive $16.9 million ($17.6 million due to the cancelation of subordinated debt) for the years ended June 30, 2012, 2011 and 2010, respectively. Additionally, losses and write-downs associated with other real estate owned increased by $0.6 million to $2.4 million.

Non-interest Expense

Non-interest expense amounted to $25.7 million, $24.8 million and $24.5 million for the years ended June 30, 2012, 2011 and 2010, respectively. The principal component of non-interest expense is compensation and related benefits which amounted to $11.5 million, $10.7 million and $9.4 million for the years ended June 30, 2012, 2011 and 2010, respectively. The increase in compensation for the year ended June 30, 2012 was due primarily to increased staffing. Office occupancy totaled $2.4 million, $2.5 million and $2.6 million for the years ended June 30, 2012, 2011 and 2010, respectively. Other components of non-interest expense totaled $11.8 million, $11.6 million and $12.5 million for the years ended June 30, 2012, 2011 and 2010, respectively. Changes in other non-interest expense are primarily the result of increased, outside services expense.

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

Federal Income Taxes

PVF’s federal income tax expense (benefit) was $(.2) million, $0.1 million and $0.7 million for the years ended June 30, 2012, 2011 and 2010, respectively. Due to the availability of tax credits for the years ended June 30, 2010 and 2008, the tax-advantaged treatment of BOLI and other miscellaneous deductions, the Company’s effective federal income tax rate was below the expected tax rate of 35%, with an effective tax rate of 14.1% for the year ended June 30, 2012, negative 1.3% for the year ended June 30, 2011, and 34% for the year ended June 30, 2010.

The Company has a valuation allowance against all of its net deferred tax assets at June 30, 2012 and 2011 such that the net deferred tax asset is $0 for both periods. In recording the valuation allowance, $.4 million was recognized against results from continuing operations, while no, portion of the change in the deferred tax asset relating to changes flowed through comprehensive loss. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a valuation allowance against the entire deferred tax asset of $4.8 million at June 30, 2012 and 2011.

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

The most significant accounting policies followed by PVF are presented in Note 1 to the consolidated financial statements. Accounting and reporting policies for the allowance for loan losses and mortgage servicing rights and OREO are deemed critical since they involve the use of estimates and require significant management judgments. The allowance for loan losses is established using percentages applied to each loan category based upon PVF’s historical losses and trends established for non-accruing and delinquent loans, residential foreclosures, and changes to the local population and economy. The allocation of specific loan loss reserves is based on current appraised values, cash flow projection, and management’s estimate of liquidation costs. PVF provides further detail on the methodology and reporting of the allowance for loan losses in Note 4 and mortgage servicing rights in Note 5.

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

In order to reduce the exposure to interest rate fluctuations, Park View Federal has developed strategies to manage its liquidity and the interest rate sensitivity of its asset base. Management has sought to decrease the average duration of its assets by emphasizing the origination of floating rate and adjustable commercial and industrial loans, adjustable-rate residential mortgage loans and adjustable-rate mortgage loans for the acquisition, development and construction of residential and commercial real estate, which are retained by Park View Federal for its portfolio. In addition, most long-term, fixed-rate mortgages are underwritten according to guidelines of Freddie Mac and Fannie Mae and are then sold directly for cash in the secondary market.

Interest rate sensitivity analysis is used to measure Park View Federal’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of an immediate and sustained 1% and 2% increase or decrease (if practical) in market interest rates. Park View Federal’s Board of Directors has adopted an interest rate risk policy which establishes maximum percentage change decreases in the NPV ratio (ratio of market value of portfolio equity to the market value of portfolio assets) of 10.0%, 15.0%, 20% and 25% in the event of an immediate and sustained 1%, 2%, 3% and 4% increase or decrease in market interest rates, respectively.

The following table presents Park View Federal’s projected change in NPV for the various rate shock levels at June 30, 2012 and 2011, respectively. All market risk sensitive instruments presented in this table are held to maturity or held for sale. Park View Federal has no trading securities.

	June 30, 2012			June 30, 2011
Change in Interest Rates	Market Value of Portfolio Equity	Dollar Change	NPV Ratio	Market Value of Portfolio Equity	Dollar Change	NPV Ratio
(Dollars in thousands)
+2%	$91,206	$(2,838)	11.60%	$87,323	$3,804	10.67%
+1%	93,404	(640)	11.90	86,735	3,216	10.56
0	94,044	—	12.00	83,519	—	10.16
-1%	—	—	—	82,089	(1,430)	9.99
-2%	—	—	—	—	—	—

The table illustrates that for June 30, 2012, in the event of an immediate and sustained increase in prevailing market interest rates, Park View Federal’s NPV ratio would be expected to decrease. Under the current market environment an immediate and sustained decrease in market interest rates of 1.0% or more is not practical. Park View Federal carefully monitors the maturity and repricing of its interest-earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. At June 30, 2012, Park View Federal’s estimated changes in the NPV ratio were within the targets established by the Board of Directors in the event of an immediate and sustained increase and decrease in prevailing market interest rates. Park View Federal’s interest rate risk position is the result of the repricing characteristics of assets and liabilities. The balance sheet is primarily comprised of interest-earning assets having a maturity and repricing period of one month to five years. These assets were funded primarily utilizing interest-bearing liabilities having a final maturity of two years or less and FHLB borrowings. Management carefully monitors its interest rate risk position and will make the necessary adjustments to its asset and liability mix to manage Park View Federal’s NPV ratio to within target levels established by the Board of Directors.

NPV is calculated utilizing a model using Park View Federal’s information based on the net present value of discounted cash flow utilizing prepayment assumption and market rates of interest. Additionally, beginning in fiscal 2012, Park View Federal also began to use its simulation model to measure net interest income sensitivity to movement in interest rates. The model is based on cash flows and repricing characteristics for balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. This model also includes management’s projections for activity levels of various balance sheet instruments necessary to simulate and measure net interest income assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into this simulation model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income and NPV. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

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

The following table summarizes PVF’s interest rate sensitivity gap analysis at June 30, 2012. The table indicates that PVF’s one year and under ratio of cumulative gap to total assets is negative 17%, one-to-three year ratio of cumulative gap to total assets is negative 10.0%, and three-to-five year ratio of cumulative gap to total assets is negative 3.0%.

(Dollars in thousands)	Within 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years	Total
Total interest-rate-sensitive assets	$392,431	$157,160	$73,619	$125,955	$749,165
Total interest-rate-sensitive liabilities	529,239	98,148	22,392	64,786	714,565
Periodic GAP	(136,808)	59,012	51,227	61,169	34,600
Cumulative GAP	(136,808)	(77,796)	(26,569)	34,600
Ratio of cumulative GAP to total assets	(17)%	(10)%	(3)%	4%

Item 8.	Financial Statements and Supplementary Data

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PVF Capital Corp.

Solon, Ohio

We have audited the accompanying consolidated statements of financial condition of PVF Capital Corp. (“Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Cleveland, Ohio

September 21, 2012

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2012 and 2011

	2012	2011
ASSETS
Cash and amounts due from financial institutions	$5,840,608	$19,138,325
Interest-bearing deposits	114,269,532	130,153,080

Total cash and cash equivalents	120,110,140	149,291,405
Securities available for sale	23,271,082	8,946,674
Mortgage-backed securities available for sale	15,386,962	4,972,121
Loans receivable held for sale, net	25,062,786	9,392,389
Loans receivable, net of allowance of $16,052,865 and $29,996,893	541,627,515	547,282,037
Office properties and equipment, net	7,237,165	7,556,764
Real estate owned, net	7,733,578	7,972,753
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank-owned life insurance	23,648,663	23,420,089
Prepaid expenses and other assets	14,560,882	15,409,502

Total assets	$791,449,873	$787,054,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Non-interest bearing deposits	$51,786,588	$32,133,869
Interest bearing deposits	604,192,552	620,437,966

Total deposits	655,979,140	652,571,835
Note payable	1,046,111	1,152,778
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Advances from borrowers for taxes and insurance	4,469,292	11,212,923
Accrued expenses and other liabilities	24,224,709	15,835,317

Total liabilities	720,719,252	715,772,853

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Serial preferred stock, none issued	—	—
Common stock, $.01 par value, 65,000,000 shares authorized; 26,217,796 and 26,142,443 shares issued, respectively	262,178	261,424
Additional paid-in capital	100,897,561	100,543,717
Retained earnings (accumulated deficit)	(26,119,855)	(24,788,778)
Accumulated other comprehensive income (loss)	(472,116)	(897,235)
Treasury stock at cost, 472,725 shares	(3,837,147)	(3,837,147)

Total stockholders' equity	70,730,621	71,281,981

Total liabilities and stockholders' equity	$791,449,873	$787,054,834

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30, 2012, 2011 and 2010

	2012	2011	2010
Interest and dividends income
Loans	$28,382,546	$30,214,747	$35,192,001
Mortgage-backed securities	289,690	1,749,216	2,537,522
Federal Home Loan Bank stock dividends	537,608	560,354	592,469
Securities	316,180	241,238	205,209
Federal funds sold and interest-bearing deposits	321,889	216,221	37,777

Total interest and dividends income	29,847,913	32,981,776	38,564,978

Interest expense
Deposits	6,793,493	9,247,128	14,353,734
Short-term borrowings	—	—	50
Long-term borrowings	1,080,898	2,913,075	3,617,118
Subordinated debt	—	—	574,499

Total interest expense	7,874,391	12,160,203	18,545,401

Net interest income	21,973,522	20,821,573	20,019,577
Provision for loan losses	6,982,000	13,540,000	14,928,000

Net interest income after provision for loan losses	14,991,522	7,281,573	5,091,577

Non-interest income
Service charges and other fees	838,333	694,547	714,455
Mortgage banking activities, net	9,137,364	6,615,079	4,603,043
Gain on sale of SBA loans	455,993	114,453	—
Increase in cash surrender value of bank-owned life insurance	228,573	276,056	250,019
Gain on sale of mortgage-backed securities	—	1,232,112	—
Gain on sale of equity securities	—	—	23,871
Loss on real estate owned	(673,950)	(498,995)	(247,674)
Provision for real estate owned losses	(1,728,797)	(1,303,154)	(1,957,286)
Gain on the cancellation of subordinated debt	—	—	17,627,438
Other, net	857,705	807,689	521,838

Total non-interest income	9,115,221	7,937,787	21,535,704

Non-interest expense
Compensation and benefits	11,461,869	10,710,612	9,360,246
Office occupancy and equipment	2,351,359	2,471,196	2,577,334
FDIC insurance	1,727,508	2,131,524	2,472,902
Professional and legal	410,000	486,077	857,605
Outside services	3,590,266	2,778,151	2,829,142
Franchise tax	881,994	818,726	895,834
Real estate owned and collection expense	2,534,228	2,945,405	3,087,571
Other	2,699,595	2,446,950	2,374,941

Total non-interest expense	25,656,819	24,788,641	24,455,575

Income (loss) before federal income taxes	(1,550,076)	(9,569,281)	2,171,706
Federal income tax provision (benefit)	(218,999)	121,839	730,849

Net income (loss)	$(1,331,077)	$(9,691,120)	$1,440,857

Basic earnings (loss) per share	$(0.05)	$(0.38)	$0.11

Diluted earnings (loss) per share	$(0.05)	$(0.38)	$0.11

Dividend declared per common share	$—	$—	$—

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended June 30, 2012, 2011, and 2010

	2012	2011	2010
Net income (loss)	$(1,331,077)	$(9,691,120)	$1,440,857
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) on available for sale securities	425,119	(1,321,139)	1,895,805
Reclassification adjustment for (gains) included in net income	—	(1,232,112)	(23,871)
Tax effect	—	—	636,460

Total other comprehensive income (loss)	425,119	(2,553,251)	1,235,474

Total comprehensive income (loss)	$(905,958)	$(12,244,371)	$2,676,331

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended June 30, 2012, 2011, and 2010

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2009	$82,465	$69,377,852	$(16,538,515)	$(3,837,147)	$420,542	$49,505,197

Net income (loss)	—	—	1,440,857	—	—	$1,440,857
other comprehensive income	—	—	—	—	1,235,474	1,235,474
Proceeds from stock offering, net of issuance cost	171,428	27,792,633	—	—	—	27,964,061
Warrants issued (17,142,857)	—	1,884,004	—	—	—	1,884,004
Common stock issued (485,538 shares)	4,856	1,095,144	—	—	—	1,100,000
Restricted stock issued (240,000 shares)	2,400	(2,400)	—	—	—	—
Paid in capital related to stock based compensation	—	113,432	—	—	—	113,432

Balance at June 30, 2010	$261,149	$100,260,665	$(15,097,658)	$(3,837,147)	$1,656,016	$83,243,025
Net income (loss)	—	—	(9,691,120)	—	—	(9,691,120)
other comprehensive income	—	—	—	—	(2,553,251)	(2,553,251)
Restricted stock issued (27,500 shares)	275	(275)	—	—	—	—
Paid in capital related to stock based compensation	—	283,327	—	—	—	283,327

Balance at June 30, 2011	$261,424	$100,543,717	$(24,788,778)	$(3,837,147)	$(897,235)	$71,281,981
Net income (loss)			(1,331,077)			(1,331,077)
other comprehensive income	—	—	—	—	425,119	425,119
Restricted stock issued (75,353 share)	754	(754)	—	—	—	—
Paid in capital related to stock based compensation	—	354,598	—	—	—	354,598

Balance at June 30, 2012	$262,178	$100,897,561	$(26,119,855)	$(3,837,147)	$(472,116)	$70,730,621

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2012, 2011 and 2010

	2012	2011	2010
Operating activities:
Net income (loss)	$(1,331,077)	$(9,691,120)	$1,440,857
Adjustments to reconcile net income to net cash flow from operating activities
Amortization of premium on mortgage-backed securities	106,520	240,543	292,851
Depreciation and amortization	712,087	741,065	880,693
Provision for loan losses	6,982,000	13,540,000	14,928,000
Gain on the sale of loans receivable held for sale	(9,020,634)	(7,920,334)	(4,447,603)
Gain on the sale of SBA loans	(455,993)	(114,453)	—
Gain on the sale of equity securities	—	—	(23,871)
Gain on cancellation of subordinated debt	—	—	(17,627,438)
Provision for real estate owned losses	1,728,797	1,303,154	1,957,286
Accretion of deferred loan origination fees, net	(526,735)	(882,078)	(846,719)
Loss on disposal of real estate owned, net	673,950	498,995	247,674
Gain on sale of mortgage-backed securities held for sale, net	—	(1,232,112)	—
Market adjustment for loans held for sale	(556,778)	142,208	(107,149)
Change in fair value of mortgage banking derivatives	(1,370,796)	438,949	480,922
Stock compensation	354,598	283,327	113,432
Deferred income tax provision (benefit)	(218,999)	572,120	5,426,287
Proceeds from loans receivable held for sale	350,776,226	336,585,355	210,780,920
Origination of loans receivable held for sale, net	(360,444,613)	(333,201,053)	(190,777,493)
Increase in cash surrender value of bank-owned life insurance	(228,574)	(276,056)	(250,019)
Net change in other assets and other liabilities	14,640,204	(238,904)	4,755,825

Net cash from operating activities	1,820,183	789,606	27,224,455

Investing activities:
Loan repayments and originations, net	(10,115,330)	20,049,886	62,085,561
Principal repayments on mortgage-backed securities available for sale	3,617,570	14,800,075	20,018,602
Purchase of mortgage-backed securities available for sale	(13,805,028)	(5,138,782)	(1,501,775)
Proceeds from sale of mortgage-backed securities available for sale	—	31,103,257	—
Purchase of securities held to maturity	—	—	(112,000,000)
Calls of securities available for sale	11,950,000	59,000,000	162,000,000
Purchase of securities available for sale	(25,964,197)	(47,950,000)	(20,000,000)
Sale of securities available for sale	—	—	71,471
Additions to office properties and equipment, net	(392,487)	(421,509)	(132,518)
Proceeds from sale of real estate owned	7,151,017	5,814,638	6,116,600

Net cash from investing activities	(27,558,455)	77,257,565	116,657,941

(Continued)

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2012, 2011 and 2010

	2012	2011	2010
Financing activities:
Net increase in demand deposits, NOW and passbook savings	38,875,378	35,730,756	8,608,633
Net decrease in time deposits	(35,468,073)	(50,705,398)	(65,993,725)
Repayment of note payable	(106,667)	(106,666)	(106,667)
Repayment of repurchase agreement	—	(50,000,000)	—
Net increase (decrease) in advances from borrowers for taxes and insurance	(6,743,631)	6,282,596	(4,624,810)
Payment in exchange for cancellation of subordinated debt	—	—	(900,000)
Proceeds from Stock Offering, net of issuance cost	—	—	27,964,061

Net cash from financing activities	(3,442,993)	(58,798,712)	(35,052,508)

Net increase (decrease) in cash and cash equivalents	(29,181,265)	19,248,459	108,829,888
Cash and cash equivalents at beginning of year	149,291,405	130,042,946	21,213,058

Cash and cash equivalents at end of year	$120,110,140	$149,291,405	$130,042,946

Supplemental disclosures of cash flow information:
Cash payments of interest	$7,873,971	$12,420,489	$18,604,331
Supplemental noncash investing activity:
Transfer of loans to real estate owned	$9,314,588	$7,415,799	$4,887,543
Supplemental noncash financing activity:
Common stock and warrants exchanged for cancellation of debt	$—	$—	$2,984,004

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2012, 2011 and 2010

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

The accounting and reporting policies of PVF Capital Corp. (the “Company”) conform to U.S. generally accepted accounting principles and general industry practice. The Company’s principal subsidiary, Park View Federal Savings Bank (the “Bank” or “Park View Federal” is principally engaged in the business of offering deposits through the issuance of savings accounts, money market accounts and certificates of deposit, and lending funds primarily for the purchase, construction, and improvement of real estate in Cuyahoga, Summit, Geauga, Lake, Medina, Lorain and Portage Counties, Ohio. The deposit accounts of the Bank are insured up to applicable limits by the FDIC. The following is a description of the significant policies, the Company follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of PVF and its wholly-owned subsidiaries, the Bank, Park View Federal Service Corp (“PVFSC”), Park View Federal Holdings, Inc. (“PVF Holdings”, and Mid Pines LC (“MPLC”). PVFSC owns some the Bank premises and leases them to the Bank. PVF Holdings, Inc. and MPLC did not have any significant assets or activity as of or for the periods presented. All significant intercompany transactions and balances are eliminated in consolidation.

PVFSC and the Bank have entered into various nonconsolidated joint ventures that own real estate including properties leased to the Bank. See “Note 14—Related Party Transactions” for additional disclosures related to these entities. Park View Federal has created various limited liability companies that have taken title to property acquired through or in lieu of foreclosure.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of mortgage servicing rights, fair value of mortgage banking derivatives, valuation of loans held for sale, fair value of securities, valuation of other real estate owned, the realizability of deferred tax assets and are subject to change.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of OTTI is recognized through earnings.

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are carried at fair value. The Company sells the loans on either a servicing retained or servicing released basis. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. The Company measures servicing assets using the amortization method. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Loan servicing rights are amortized in proportion to and over the period of estimated net future servicing revenue. The expected period of the estimated net servicing income is based in part on the expected prepayment of the underlying mortgages. The unamortized balance of mortgage servicing rights is included in prepaid expenses and other assets on the Consolidated Statement of Financial Condition.

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

The Company is exposed to interest rate risk on loans held for sale and rate-lock loan commitments (“IRLCs”). As market interest rates increase or decrease, the fair value of loans held for sale and rate-lock commitments will decline or increase. The Company enters into derivative transactions principally to protect against the risk of adverse interest movements affecting the value of the Company’s committed loan sales pipeline. In order to mitigate the risk that a change in interest rates will result in a decline in value of the Company’s IRLCs in the committed mortgage pipeline or its loans held for sale, the Company enters into mandatory forward loan sales contracts with secondary market participants. Mandatory forward sales contracts and committed loans intended to be held for sale are considered free-standing derivative instruments and changes in fair value are recorded in current period earnings. For committed loans, fair value is measured using current market rates for the associated mortgage loans. For mandatory forward sales contracts, fair value is measured using secondary market pricing.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

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

Years ended June 30, 2012, 2011 and 2010

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of the tax benefit that is greater than fifty percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Earnings per Share: Basic earnings (loss) per share is calculated by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The additional potential common shares issuable under stock options and outstanding warrants to purchase common stock are included in the calculation of diluted earnings per share.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe at this time such matters exist that will have a material effect on the financial statements.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividend paid by the bank to the holding company or by the holding company to shareholders. See “Note 13—Regulatory Matters” for more specific disclosure related to the Bank.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

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

Adoption of New Accounting Standards:

In May 2011, the FASB issued Accounting Standards Updated No. ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). The amendments in ASI 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurement has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

NOTE 2—SECURITIES

As of June 30, 2012 and 2011, the amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FNMA structured notes	$2,000,000	$9,320	$—	$2,009,320
Trust preferred and corporate securities	20,964,197	344,230	(46,665)	21,261,762

Total	$22,964,197	$353,550	$(46,665)	$23,271,082

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC structured notes	$3,000,000	$—	$(6,000)	$2,994,000
FNMA structured notes	5,950,000	2,674	—	5,952,674

Total	$8,950,000	$2,674	$(6,000)	$8,946,674

The amortized cost and fair value of securities available-for-sale, by contractual maturity, are shown below.

	June 30, 2012
	Amortized Cost	Fair Value
One to five years	$2,000,000	$2,009,320
Five to ten years	2,092,755	2,085,500
Over ten years	18,871,442	19,176,262

Total	$22,964,197	$23,271,082

The Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) structured notes are callable quarterly, and have multiple coupon resets and maturities ranging up to 10 years. At June 30, 2012, gross unrealized losses have been in a loss position for less than 12 months and no other than temporary impairment has been taken as the investments are believed to be of high credit quality with the decline in fair value largely due to changes in market interest rates and not credit quality.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

The fair value of mortgage-backed securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, 2012 and 2011 are summarized as follows:

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FNMA mortgage-backed securities	$5,249,277	$89,171	$—	$5,338,448
FHLMC mortgage-backed securities	9,844,587	203,927	—	10,048,514

Total	$15,093,864	$293,098	$—	$15,386,962

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLMC mortgage-backed securities	$5,012,927	$4,537	$(45,343)	$4,972,121

These mortgage-backed securities are backed by residential mortgage loans and do not mature on a single maturity date.

At June 30, 2012, there are no gross unrealized losses on mortgage-backed securities. Gross unrealized losses on mortgage backed securities at June 30, 2011 were at a loss position for less than 12 months. All of the Company’s holdings of mortgage-backed securities at year end 2012 and 2011 were issued by U.S. government sponsored enterprises. Unrealized gains and losses on mortgage-backed securities have not been recognized into income, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other than temporarily impaired at June 30, 2012 and 2011.

In June of 2011, the Company sold a mortgaged-backed security with an amortized cost of $29,871,145. The Company realized a gross gain of $1,232,112.

There were no sales of mortgaged-backed securities in 2010 and 2012.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

NOTE 3—LOANS RECEIVABLE

Loans receivable at June 30, 2012 and 2011 consisted of the following:

	2012	2011
One-to-Four Family Loans:
1-4 Family Owner Occupied	$58,743,933	$65,501,675
1-4 Family Non-Owner Occupied	34,368,320	39,705,016
1-4 Family Second Mortgage	29,202,145	32,897,907
Home Equity Lines of Credit	65,908,899	71,947,078
Home Equity Investment Lines of Credit	5,645,851	8,031,953
One-to-Four Family Construction Loans:
1-4 Family Construction	514,052	1,135,786
1-4 Family Construction Models/Speculative	1,608,137	5,140,560
Multi-Family Loans:
Multi-Family	53,959,459	50,294,026
Multi-Family Second Mortgage	145,642	421,489
Multi-Family Construction	5,375,000	1,593,981
Commercial Real Estate Loans:
Commercial	198,287,457	195,318,830
Commercial Second Mortgage	5,750,283	8,187,212
Commercial Lines of Credit	22,335,619	17,020,580
Commercial Construction	7,732,736	4,236,607
Commercial and Industrial Loans	35,443,184	30,721,403
Land Loans:
Lot Loans	12,091,093	22,924,077
Acquisition and Development Loans	19,093,006	23,022,620
Consumer Loans	2,112,708	162,266

Total loans receivable	558,317,524	578,263,066

Net deferred loan origination fees	(637,144)	(984,136)
Allowance for loan losses	(16,052,865)	(29,996,893)

Total loans receivable, net	$541,627,515	$547,282,037

The following table presents activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2012:

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Beginning balance at June 30, 2011	$8,841,454	$1,266,740	$1,767,336	$8,458,942	$1,663,894	$7,891,305	$107,222	$29,996,893
Provision for loan losses	4,176,679	321,391	753,393	1,375,624	(482,403)	934,922	(97,606)	6,982,000
Charge-offs	(7,398,876)	(1,287,819)	(617,591)	(4,884,634)	(546,789)	(7,068,348)	—	(21,804,057)
Recoveries	146,019	5,000	—	134,247	293,341	299,422	—	878,029

Ending balance at June 30, 2012	$5,765,276	$305,312	$1,903,138	$5,084,179	$928,043	$2,057,301	$9,616	$16,052,865

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

The following is a summary of the changes in the allowance for loan losses for the years ended June 30, 2011 and June 30, 2010 is as follows:

	2011	2010
Beginning balance	$31,519,466	$31,483,205
Provision for loan losses	13,540,000	14,928,000
Loans charged-off	(15,528,353)	(14,891,739)
Recoveries	465,780	—

Ending balance	$29,996,893	$31,519,466

As of December 31, 2011, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. As such, during the current fiscal year, the Company charged off those loan amounts which had previously been specifically impaired through the use of the specific valuation allowance. As of June 30, 2012, any remaining specific impairments known in prior periods as specific valuation allowances are now tracked as specific allocations to the allowance. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the period and reducing the allowance for loan losses associated with specific reserves.

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2012. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees, but excludes accrued interest receivable which is not considered to be material.

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$665,033	$101,716	$—	$98,725	$300,860	$252,000	$—	$1,418,334
Collectively evaluated for impairment	5,100,243	203,596	1,903,138	4,985,454	627,183	1,805,301	9,616	14,634,531

Total ending allowance balance	$5,765,276	$305,312	$1,903,138	$5,084,179	$928,043	$2,057,301	$9,616	$16,052,865

Loans
Loans individually evaluated for impairment	$13,243,350	$880,749	$622,228	$11,902,730	$740,297	$7,189,109	$—	$34,578,463
Loans collectively evaluated for impairment	180,404,558	1,239,018	58,789,996	221,936,205	34,662,439	23,959,404	2,110,297	523,101,917

Total ending loans balance	$193,647,908	$2,119,767	$59,412,224	$233,838,935	$35,402,736	$31,148,513	$2,110,297	$557,680,380

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and the average recorded investment and interest income recognized by class for the twelve months ended June 30, 2012:

	June 30, 2012
	Unpaid Principal Balance (1)	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$6,380,803	$5,671,079	$0	$5,437,834	$30,882	$30,882
1-4 Family Non-Owner Occupied	4,597,708	2,453,581	0	3,503,049	48,828	48,828
1-4 Family Second Mortgage	1,455,914	1,230,284	0	1,374,161	3,958	3,958
Home Equity Lines of Credit	1,834,685	1,832,595	0	1,344,562	0	0
Home Equity Investment Lines of Credit	157,120	156,943	0	204,703	0	0
One-to-Four Family Construction Loans:
1-4 Family Construction	0	0	0	52,573	4,821	4,821
1-4 Family Construction Models/Speculative	678,779	354,986	0	475,027	0	0
Multi-Family Loans:
Multi-Family	635,053	622,228	0	550,760	4,081	4,081
Multi-Family Second Mortgage	0	0	0	0	0	0
Multi-Family Construction	0	0	0	0	0	0
Commercial Real Estate Loans:
Commercial	10,902,253	9,286,678	0	8,005,131	147,148	147,148
Commercial Second Mortgage	0	0	0	192,399	1,660	1,660
Commercial Lines of Credit	617,240	616,536	0	2,413,942	0	0
Commercial Construction	828,490	643,863	0	575,159	0	0
Commercial and Industrial Loans	801,075	439,781	0	2,335,961	662	662
Land Loans:
Lot Loans	5,235,050	3,678,550	0	2,955,360	5,519	5,519
Acquisition and Development Loans	5,986,575	3,375,100	0	2,258,295	19,132	19,132
Consumer Loans	0	0	0	0	0	0

Total with no related allowance recorded	$40,110,745	$30,362,204	$0	$31,678,916	$266,691	$266,691

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$232,751	$232,485	$39,981	$526,956	$0	$0
1-4 Family Non-Owner Occupied	117,360	117,226	8,286	1,243,154	10,112	10,112
1-4 Family Second Mortgage	247,293	247,011	14,685	175,881	0	0
Home Equity Lines of Credit	895,875	894,852	299,759	1,629,256	0	0
Home Equity Investment Lines of Credit	407,757	407,293	302,322	470,382	0	0
One-to-Four Family Construction Loans:
1-4 Family Construction	0	0	0	0
1-4 Family Construction Models/Speculative	526,363	525,762	101,716	1,064,520	14,047	14,047
Multi-Family Loans:
Multi-Family	0	0	0	92,056	0	0
Multi-Family Second Mortgage	0	0	0	0	0	0
Multi-Family Construction	0	0	0	0	0	0
Commercial Real Estate Loans:
Commercial	1,357,202	1,355,653	98,725	3,796,149	37,340	37,340
Commercial Second Mortgage	0	0	0	34,220	0	0
Commercial Lines of Credit	0	0	0	48,854	0	0
Commercial Construction	0	0	0	711,804	0	0
Commercial and Industrial Loans	300,860	300,517	300,860	1,404,807	0	0
Land Loans:
Lot Loans	135,614	135,459	252,000	962,537	0	0
Acquisition and Development Loans	0	0	0	2,397,176	0	0
Consumer Loans	0	0	0	0	0	0

Total with an allowance recorded	$4,221,075	$4,216,258	$1,418,334	$14,557,752	$61,499	$61,499

Total loans evaluated for impairment	$44,331,820	$34,578,462	$1,418,334	$46,236,668	$328,190	$328,190

(1)	There are $13.9 million of loans individually identified for impairment accruing interest.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

The average recorded investment in impaired loans for the years ended June 30, 2011 and 2010 amounted to $61,642,944 and $52,866,638, respectively. Interest recognized on impaired loans, while considered impaired in 2011 and 2010 was not material.

Past Due and Non-Accrual Loans

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and 2011. Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	June 30, 2012		June 30, 2011
	Nonaccrual (1)	Loans Past Due Over 90 Days Still Accruing (2)	Nonaccrual (1)	Loans Past Due Over 90 Days Still Accruing (2)
One-to-Four Family Loans:
1-4 Family Owner Occupied	$2,871,746	$—	$4,456,920	$—
1-4 Family Non-Owner Occupied	2,461,281	—	5,497,907	—
1-4 Family Second Mortgage	566,444	—	225,705	—
Home Equity Lines of Credit	2,727,447	—	3,061,315	—
Home Equity Investment Lines of Credit	564,235	—	478,825	—
One-to-Four Family Construction Loans:
1-4 Family Construction	0	—	—	—
1-4 Family Construction Models/Speculative	355,355	—	2,646,740	—
Multi-Family Loans:
Multi-Family	324,602	—	2,204,456	—
Multi-Family Second Mortgage	0	—	—	—
Multi-Family Construction	0	—	—	—
Commercial Real Estate Loans:
Commercial	3,310,170	—	9,902,065	—
Commercial Second Mortgage	0	—	570,500	—
Commercial Lines of Credit	616,537	—	1,616,987	—
Commercial Construction	644,072	—	3,815,379	—
Commercial and Industrial Loans	437,729	—	1,522,402	—
Land Loans:
Lot Loans	3,815,778	—	3,758,906	—
Acquisition and Development Loans	1,380,199	—	10,503,299	—
Consumer Loans	0	—	—	—

Total	$20,075,595	$—	$50,261,406	$—

(1)

Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectability of the principal balance of the loan.

(2)

At June 30, 2012 and 2011, the Company had balances of approximately $6.3 million and $2.3 million, respectively, in loans that have matured and continue to make current payments. These loans are not considered past due as a result of their payment status being current.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loan. Performing loans are accruing loans less than 90 days past due. Nonperforming loans are all loans not accruing or greater than 90 days past due and accruing. At June 30, 2012, the Company had a balance of approximately $6.3 million in loans that were contractually past maturity but were not considered past due as a result of the payment status being current.

Performing Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$584,430	$—	$—	$584,430	$55,220,719	$55,805,149
1-4 Family Non-Owner Occupied	375,660	303,667	—	679,327	31,188,492	31,867,819
1-4 Family Second Mortgage	14,221	—	—	14,221	28,588,155	28,602,376
Home Equity Lines of Credit	114,558	23,230	—	137,788	62,968,449	63,106,237
Home Equity Investment Lines of Credit	200,657	—	—	200,657	4,874,516	5,075,173
One-to-Four Family Construction Loans:
1-4 Family Construction	—	145,771	—	145,771	367,695	513,466
1-4 Family Construction Models/Speculative	—	—	—	—	1,250,946	1,250,946
Multi-Family Loans:						—
Multi-Family	—	—	—	—	53,573,280	53,573,280
Multi-Family Second Mortgage	—	—	—	—	145,476	145,476
Multi-Family Construction	—	—	—	—	5,368,866	5,368,866
Commercial Real Estate Loans:
Commercial	744,536	—	—	744,536	194,006,468	194,751,004
Commercial Second Mortgage	—	—	—	—	5,743,721	5,743,721
Commercial Lines of Credit	—	—	—	—	21,693,593	21,693,593
Commercial Construction	—	—	—	—	7,079,839	7,079,839
Commercial and Industrial Loans	—	—	—	—	34,965,008	34,965,007
Land Loans:
Lot Loans	—	—	—	—	8,261,518	8,261,518
Acquisition and Development Loans	—	—	—	—	17,691,018	17,691,018
Consumer Loans	—	58,394	—	58,394	2,051,903	2,110,297

Total Performing Loans	$2,034,062	$531,062	$—	$2,565,124	$535,039,662	$537,604,785

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$105,333	$—	$2,124,062	$2,229,395	$642,351	$2,871,746
1-4 Family Non-Owner Occupied	—	—	2,405,774	2,405,774	55,507	2,461,281
1-4 Family Second Mortgage	—	—	499,154	499,154	67,290	566,444
Home Equity Lines of Credit	14,607	—	2,371,962	2,386,569	340,878	2,727,447
Home Equity Investment Lines of Credit	—	134,195	430,041	564,236	—	564,236
One-to-Four Family Construction Loans:				—		—
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	235,945	235,945	119,410	355,355
Multi-Family Loans:				—		—
Multi-Family	—	—	324,602	324,602	—	324,602
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:				—		—
Commercial	—	—	3,166,992	3,166,992	143,178	3,310,170
Commercial Second Mortgage	—	—	—	—	—	—
Commercial Lines of Credit	—	122,129	494,407	616,536	—	616,536
Commercial Construction	—	—	644,072	644,072	—	644,072
Commercial and Industrial Loans	—	—	237,957	237,957	199,772	437,729
Land Loans:				—		—
Lot Loans	—	—	3,144,721	3,144,721	671,057	3,815,778
Acquisition and Development Loans	—	—	1,380,199	1,380,199	—	1,380,199
Consumer Loans	$—	$—		$—	$—	$—

Total Nonperforming Loans	119,940	256,324	17,459,888	17,836,152	2,239,443	20,075,595

Total Loans	$2,154,002	$787,386	$17,459,888	$20,401,276	$537,279,105	$557,680,380

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

Troubled Debt Restructurings:

Included in loans individually impaired are loans with recorded investment of $15,590,705 and $15,883,869 for which the Company has allocated $153,391 and $443,705 of specific reserves to customers whose terms have been modified in troubled debt restructurings as of June 30, 2012 and 2011, respectively. Included in troubled debt restructurings are $1,805,855 and $3,041,051 of restructured loans on nonaccrual at June 30, 2012 and 2011, respectively. Of the restructured loans, both performing and nonaccrual, two loans totaling $116,065 are not performing in accordance with their modified terms. There are no commitments to lend additional amounts at June 30, 2012 and 2011.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in troubled debt restructurings as of June 30, 2012 and 2011:

	Number of Loans	Outstanding Recorded Investment 6/30/2012	Number of Loans	Outstanding Recorded Investment 6/30/2011
Troubled Debt Restructurings:
One-to-Four Family Loans:
1-4 Family Owner Occupied	19	$3,775,715	19	$3,706,744
1-4 Family Non-Owner Occupied	2	53,993	15	1,355,137
1-4 Family Second Mortgage	5	912,147	5	922,159
Home Equity Lines of Credit	1	63,782	3	263,241
Home Equity Investment Lines of Credit	0	0	0	—
One-to-Four Family Construction Loans:
1-4 Family Construction	0	0	0	—
1-4 Family Construction Models/Speculative	0	0	0	—
Multi-Family Loans:
Multi-Family	1	297,979	1	308,448
Multi-Family Second Mortgage	0	0	0	—
Multi-Family Construction	0	0	0	—
Commercial Real Estate Loans:
Commercial	12	8,264,020	9	7,888,487
Commercial Second Mortgage	0	0	0	—
Commercial Lines of Credit	0	0	0	—
Commercial Construction	0	0	0	—
Commercial and Industrial Loans	2	40,696	2	156,169
Land Loans:
Lot Loans	0	0	0	—
Acquisition and Development Loans	2	2,182,373	1	1,283,484
Consumer Loans	0	0	0	—

Total	44	$15,590,705	55	$15,883,869

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

The summary of activity for troubled debt restructure loans was as follows:

2012
Troubled Debt Restructurings:
Beginning balance	$15,883,869
Additions	3,757,042
Charge-offs	(1,990,653)
Payoffs or paydowns	(2,059,553)

Ending Balance	$15,590,705

During 2012 and 2011, the terms of certain loans to borrowers experiencing financial difficulty were modified as troubled debt restructurings. The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The following table presents loans by class that was modified as troubled debt restructurings at June 30, 2012 and 2011, respectively. All modifications during 2012 involved a reduction of the stated interest rate of the loan and were for periods ranging from 12 months to 24 months, additionally three loans involved a permanent reduction in the recorded investment in the loan totaling approximately $932,000. No maturity dates were extended in these modifications.

	June 30, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	1	$234,441	$234,441
1-4 Family Non-Owner Occupied	1	106,976	106,976
Commercial Real Estate	3	2,437,542	1,544,149
Commercial Second Mortgage	1	295,362	295,362
Acquisition and Development	1	1,037,620	998,890

Total	7	$4,111,941	$3,179,818

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

	June 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	6	$1,663,724	$1,663,724
1-4 Family Non-Owner Occupied	0	—	—
Commercial Real Estate	3	3,073,774	3,073,774
Commercial Second Mortgage	5	655,661	655,661
Acquisition and Development	1	1,283,484	1,283,484

Total	15	$6,676,643	$6,676,643

The troubled debt restructurings resulted in $1.9 million and $0.1 million of charge-offs during the periods ended June 30, 2012 and 2011, respectively of which $1.1 million and $0 were specifically reserved prior to the charge off. As a result the increase in the allowance for loan losses associated with the troubled debt restructuring was $.8 million and $.1 million for the period ended June 30, 2012 and 2011, respectively and included charge off recognized in previous periods.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ended June 30, 2012:

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial and Industrial	2	$116,065	$116,065

Total	2	$116,065	$116,065

For the purpose of this disclosure, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted did not result in an increase in the allowance for loan losses or result in charge-offs during the periods ended June 30, 2012 and 2011.

Credit Quality Indicators:

The Company categorizes loans into risk strata based on relevant borrower information about the ability to service debt. This information includes a review of current financial information, historic payment experience, credit documentation, relevant public information and other factors, as determined by credit underwriting guidelines. Through its analysis of individual borrowers, the Company classifies each loan as to credit risk. All loans considered non-homogeneous, specifically those that are deemed commercial and industrial or commercial real estate loans, are subject to review by the Company, regardless of loan size. In practice, these loans are reviewed continually and changes to the risk rating, if necessary, occur on a quarterly basis. Loans that are considered homogeneous, or those which fall into the categories of one-to-four family loans or into consumer loans, are not individually rated annually. The payment performance of the homogeneous loans serves as the clear credit indicator of classification into the categories of pass-rated loans or into substandard, nonaccrual loans. Homogeneous loans that are less than 90 days past due are generally reported as pass-rated loans, unless related to a rated commercial and industrial or commercial real estate loan. Homogeneous loans which are greater than 90 days past due are

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

placed on nonaccrual and rated substandard. Payment performance indicators are based on performance through June 30, 2012. The Company uses the following definitions for adverse risk ratings:

Special Mention Loans classified as special mention have a potential weakness that requires close attention. If left unattended, the potential weaknesses may result in further deterioration in the repayment prospects of the loan or of the institution’s credit position at a future date.

Substandard Loans classified as substandard are protected inadequately by the current financial means of the borrower or through the liquidation of collateral pledged. Loans classified as substandard have a well-defined weakness, and without substantial intervention, there is a distinct possibility that the institution may incur a loss. As a matter of practice, if the Bank feels that a total loss is imminent, it designates nearly all of these loans to charge off. Accordingly, the Bank uses the loan classification of doubtful, as defined below, sparingly.

Doubtful Loans classified as doubtful have all of the inherent weaknesses of those loans classified as substandard with the added structural weakness rendering the collection in full highly unlikely. As such, this category is used sparingly by the Bank.

As of June 30, 2012, and based on the most recent analysis performed by the Company, the risk category of loans by class of loans is as follows:

		Special
	Pass (1)	Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$55,526,297	$0	$3,150,598	$—	$58,676,895
1-4 Family Non-Owner Occupied	30,621,009	1,117,122	2,590,969	—	34,329,100
1-4 Family Second Mortgage	28,147,735	206,701	814,384	—	29,168,820
Home Equity Lines of Credit	63,030,206	49,585	2,753,893	—	65,833,684
Home Equity Investment Lines of Credit	4,828,651	200,886	609,872	—	5,639,409
One-to-Four Family Construction Loans:
1-4 Family Construction	513,466	0	0	—	513,466
1-4 Family Construction Models/Speculative	724,177	0	882,124	—	1,606,301
Multi-Family Loans:
Multi-Family	52,448,152	1,124,756	324,974	—	53,897,882
Multi-Family Second Mortgage	145,476	0	0	—	145,476
Multi-Family Construction	5,368,866	0	0	—	5,368,866
Commercial Real Estate Loans:
Commercial	183,422,738	3,100,295	11,538,141	—	198,061,174
Commercial Second Mortgage	5,743,721	0	0	—	5,743,721
Commercial Lines of Credit	19,401,017	0	2,909,112	—	22,310,129
Commercial Construction	7,079,104	0	644,807	—	7,723,911
Commercial and Industrial Loans	34,042,381	91,634	1,268,721	—	35,402,736
Land Loans:
Lot Loans	8,217,784	39,374	3,820,138	—	12,077,296
Acquisition and Development Loans	16,486,141	0	2,585,076	—	19,071,217
Consumer Loans	2,110,297	0	0	—	2,110,297

Total	$517,857,218	$5,930,353	$33,892,809	$—	$557,680,380

(1)

There is $2.6 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

As of June 30, 2011, and based on the most recent analysis performed by the Company, the risk category of loans by class of loan was as follows:

		Special
	Pass (1)	Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$59,361,176	$949,387	$5,079,636	$—	$65,390,199
1-4 Family Non-Owner Occupied	33,321,617	78,019	6,237,807	—	39,637,443
1-4 Family Second Mortgage	31,936,613	458,096	447,208	—	32,841,917
Home Equity Lines of Credit	68,342,138	421,182	3,061,314	—	71,824,634
Home Equity Investment Lines of Credit	7,099,224	395,066	523,993	—	8,018,283
One-to-Four Family Construction Loans:
1-4 Family Construction	1,133,853	—	—	—	1,133,853
1-4 Family Construction Models/Speculative	1,684,267	249,575	3,197,969	—	5,131,811
Multi-Family Loans:
Multi-Family	46,492,916	1,511,059	2,204,456	—	50,208,431
Multi-Family Second Mortgage	420,772	—	—	—	420,772
Multi-Family Construction	1,591,268	—	—	—	1,591,268
Commercial Real Estate Loans:
Commercial	171,718,953	7,150,951	16,116,516	—	194,986,420
Commercial Second Mortgage	7,602,778	—	570,500	—	8,173,278
Commercial Lines of Credit	12,683,879	402,588	3,905,146	—	16,991,613
Commercial Construction	414,018	—	3,815,379	—	4,229,397
Commercial and Industrial Loans	25,464,753	2,634,968	2,569,399	—	30,669,120
Land Loans:
Lot Loans	18,091,752	42,077	4,751,234	—	22,885,063
Acquisition and Development Loans	9,418,918	2,129,619	11,434,902	—	22,983,439
Consumer Loans	161,989	—	—	—	161,989

Total	$496,940,884	$16,422,587	$63,915,459	$—	$577,278,930

(1)

There are $9.1 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

Note 4—MORTGAGE BANKING ACTIVITIES

Loans held for sale at June 30, 2012 and 2011 were $25,062,786 and $9,392,389, respectively.

The Company accounts for loans held for sale at fair value. The fair value of loans held for sale exceeded the unpaid principal balance of these loans by $738,742 and $181,964 as of June 30, 2012 and 2011, respectively. The gain on loans held for sale as of June 30, 2012 was reported in the mortgage banking activities line of the consolidated statement of operations. Interest on loans held for sale was reported in interest income.

The Company services real estate loans for investors that are not included in the accompanying Consolidated Financial Statements. Mortgage servicing rights are established based on the fair value of servicing

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

rights retained on loans originated by the Company and subsequently sold in the secondary market. Mortgage servicing rights are included in the Consolidated Statements of Financial Condition under the caption “Prepaid Expenses and Other Assets.” At June 30, 2012 and 2011, the mortgage loan servicing portfolio was approximately $1.0 billion.

Originated mortgage servicing rights capitalized and amortized during the years ended June 30, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Servicing rights:
Beginning of period	$7,519,287	$6,960,969	$6,097,861
Additions	3,473,077	3,862,505	2,912,205
Amortized to expense	(3,612,550)	(3,000,186)	(2,049,097)
Change in valuation allowance for impairment	(512,480)	(304,001)	—

End of period	$6,867,334	$7,519,287	$6,960,969

Activity in the valuation allowance for mortgage servicing rights over the years ended June 30, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Balance, beginning of period	$(304,001)	$—	$—
Impairment charges	(698,468)	(1,183,799)	—
Impairment recoveries	185,988	879,798	—

Balance, end of period	$(816,481)	$(304,001)	$—

The fair value of capitalized mortgage servicing rights was $7,928,789 and $7,777,979 at June 30, 2012 and 2011, respectively. Fair value was determined using discount rates ranging from 9.0% to 12.0% and prepayment speeds ranging from 0.0% to 415.0%, depending on the stratification of the specific rights. At June 30, 2012, there were eight tranches of the Company’s mortgage servicing asset that were considered impaired. The weighted average coupon of the loans serviced represented by these tranches was 4.47%, and the Company recorded a valuation allowance for impairment of $816,481 on these tranches. At June 30, 2011, an impairment of $304,001 was recorded. At June 30, 2010, no tranche of the Company’s mortgage servicing assets were considered to be impaired.

Mortgage banking activities, net, as presented in the consolidated statements of operations consisted of the following:

	2012	2011	2010
Mortgage loan servicing fees	$2,314,186	$2,580,089	$2,578,310
Amortization of mortgage servicing rights	(3,612,550)	(3,000,186)	(2,049,097)
Recovery (impairment) of mortgage servicing fees	(512,480)	(304,001)	—
Market adjustment for loans held for sale	556,778	(142,208)	107,149
Changes in fair value of mortgage banking derivatives	1,370,796	(438,949)	(480,922)
Realized gains on sale of loans	9,020,634	7,920,334	4,447,603

Mortgage banking activities, net	$9,137,364	$6,615,079	$4,603,043

The above amounts do not include non-interest expense related to mortgage banking activities.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

At June 30, 2012 and 2011, the Bank had IRLC’s on $65,996,365 and $17,625,864, respectively, of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the Consolidated Financial Statements. The fair value of these commitments as of June 30, 2012 and 2011 was estimated to be $1,773,453 and $231,031, respectively, which is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. To mitigate the interest rate risk represented by these IRLC’s, the Bank entered into contracts to sell mortgage loans of $69,150,472 and $21,679,521 as of June 30, 2012 and 2011, respectively. These contracts are also considered to be free-standing derivatives, and the change in fair value also is recorded in the financial statements. The fair value of these contracts at June 30, 2012 and 2011 was estimated to be $(117,718) and $53,908, respectively. These amounts are added to (netted against) the fair value of IRLC’s recorded in accrued expenses and other liabilities. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at cost, less accumulated depreciation and amortization at June 30, 2012 and 2011, are summarized as follows:

	2012	2011
Land and land improvements	$1,034,892	$1,034,892
Building and building improvements	5,553,075	5,553,075
Leasehold improvements	6,608,542	6,285,354
Furniture and equipment	13,338,523	13,269,223

	26,535,032	26,142,544
Less accumulated depreciation and amortization	(19,297,867)	(18,585,780)

	$7,237,165	$7,556,764

NOTE 6—DEPOSITS

Scheduled maturities of time deposits were as follows:

	2012		2011
	Amount	%	Amount	%
12 months or less	$293,579,515	76.3%	$387,751,183	92.3%
13 to 24 months	53,750,152	14.0	22,973,538	5.4
25 to 36 months	14,845,083	3.9	4,433,641	1.1
Over 36 months months	22,392,207	5.8	4,876,668	1.2

	$384,566,957	100.0%	$420,035,030	100.0%

Weighted average rate on certificate of deposits		1.24%		1.68%

Time deposits in amounts of $100,000 or more totaled approximately $150,740,270 and $160,879,860 at June 30, 2012 and 2011, respectively.

Deposits of related parties totaled $2,391,702 and $1,992,286 at June 30, 2012 and June 30, 2011.

No brokered deposits were held at June 30, 2012 or 2011.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

NOTE 7—ADVANCES FROM THE FEDERAL HOME LOAN BANK OF CINCINNATI

Short-Term Advances: The Bank maintains two lines of credit totaling $230,000,000 with the FHLB. The $200,000,000 repurchase line matures on February 8, 2013. No borrowings were outstanding on the repurchase line of credit as of June 30, 2012 and June 30, 2011. The Bank has chosen to take daily advances from this line, with the interest rate set daily. The $30,000,000 cash management line matures on September 28, 2012. No borrowings were outstanding on the cash management line as of June 30, 2012 and June 30, 2011. The borrowing capacity on these lines of credit is limited to collateral pledged. At June 30, 2012, Park View Federal had an available borrowing capacity of $10.4 million on these lines.

In order to secure these advances, the Bank has pledged mortgage loans with unpaid principal balances aggregating approximately $45,393,890 and $44,097,091 at June 30, 2012 and 2011, respectively, and FHLB stock.

Long-Term Advances: Long-term advances from the FHLB, with maturities and interest rates thereon at June 30, 2012 and 2011, were as follows:

Maturity	Interest Rate	2012	2011
January 2015	2.82%	$15,000,000	$15,000,000
January 2015	3.04%	15,000,000	15,000,000
April 2018	3.17%	5,000,000	5,000,000

		$35,000,000	$35,000,000

Weighted average interest rate		2.96%	2.96%

The advances outstanding at June 30, 2012 and 2011 were putable fixed-rate advances. They can be terminated at the option of the FHLB after a stated lockout period. If the option is exercised, the Bank could repay this advance without a prepayment penalty.

NOTE 8—SUBORDINATED DEBT AND NOTE PAYABLE

Subordinated Debt: In June 2004, the Company formed Trust I, a special purpose entity created for the sole purpose of issuing $10.0 million of variable-rate trust preferred securities. The Company issued the Trust I Debentures to Trust I in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities offered by Trust I had a variable interest rate that adjusted to the three-month LIBOR rate plus 260 basis points. The Trust I Debentures were the sole asset of Trust I.

In July 2006, the Company formed Trust II, a special purpose entity created for the sole purpose of issuing $10.0 million of variable-rate trust preferred securities. The Company issued the Trust II Debentures to Trust II in exchange for the proceeds of the offering of the trust preferred securities. The trust preferred securities issued by Trust II carried a fixed rate of 7.462% until September 15, 2011 and thereafter a variable interest rate that adjusted to the three-month LIBOR rate plus 175 basis points. The Trust II Debentures were the sole asset of Trust II.

On September 1, 2009, the Company entered into Exchange Agreement I with the holder and collateral manager of the $10.0 million principal amount trust preferred securities issued by Trust I in 2004. Under

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

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

Note Payable: On November 24, 2008, one of PVF’s subsidiaries obtained a $1.4 million dollar loan from another financial institution with a principal balance of $1,046,111 as of June 30, 2012. The loan was a refinance of a line of credit loan and is collateralized by PVF’s Solon headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate plus 50 basis points. The loan pays interest only for six months and then converts to an amortizing loan for a term of 15 years. At June 30, 2012, the interest rate was 3.80%.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

On March 21, 2011 the repurchase agreement matured and the Bank repurchased the securities for $50 million utilizing cash on deposit at the Federal Reserve Bank of Cleveland. Interest expense associated with this borrowing was approximately $1.8 million during the year ended June 30, 2011.

NOTE 10—FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows:

	2012	2011	2010
Current expense (benefit)	$—	$(450,281)	$(4,695,438)
Deferred expense (benefit)	(218,999)	(2,978,446)	5,426,287
Benefit of operating loss carryforwards	—	—	—
Establishment of valuation allowance	—	3,550,566	—

Total	$(218,999)	$121,839	$730,849

For 2012, the tax benefit reflected in continuing operations relates to adjustments between other comprehensive income and continuing operations tax expense due to accounting rules related to intraperiod allocation of tax between components of the financial statements.

The provision for federal income taxes differs from the amounts computed by applying the U.S. federal income tax statutory rate to income before federal income taxes. These differences are reconciled as follows:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Computed expected tax	$(542,526)	35.0%	$(3,349,248)	35.0%	$760,097	35.0%
Increase (decrease) in tax resulting from:
Effect of graduated rates	15,501	(1.0)	95,693	(1.0)	(21,717)	(1.0)
Bank-owned life insurance	(77,715)	5.0	(93,859)	1.0	(85,006)	(3.9)
Stock compensation	12,536	(0.8)	39,849	(0.4)	31,971	1.5
Increase in deferred tax valuation allowance	369,528	(23.9)	3,550,566	(37.1)	—	0.0
Other, net	3,677	(0.2)	(121,162)	1.2	45,504	2.1

	$(218,999)	14.1%	$121,839	(1.3)%	$730,849	33.7%

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

The net tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2012 and 2011 are:

	2012	2011
Deferred tax assets:
Loan loss reserves	$7,314,023	$7,380,529
Deferred compensation	179,258	165,118
Deferred loan fees, net	123,361	340,042
Unrealized gains on loans and securities held for sale	108,246	41,852
Net operating loss carryforward	5,532,746	4,476,068
Other	93,425	131,765

Total gross deferred tax assets	13,351,059	12,535,374

Deferred tax liabilities:
FHLB stock dividend	(2,041,343)	(2,041,343)
Originated mortgage servicing asset	(2,334,894)	(2,556,558)
Fixed assets	(293,669)	(336,641)
Prepaid franchise tax	(122,767)	(154,652)
Debt discharge income deferral	(2,788,000)	(2,788,000)
Other	(982,187)	(239,509)

Total gross deferred tax liabilities	(8,562,860)	(8,116,703)

Deferred tax asset before valuation allowance	$4,788,199	$4,418,671

Deferred tax valuation allowance	(4,788,199)	(4,418,671)

Total net deferred tax asset	$—	$—

Management recorded net deferred tax assets at year end 2012 and 2011 of $4.8 million and $4.4 million respectively. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. In management’s opinion, it is more likely than not that the tax benefits will not be realized; consequently, a valuation allowance has been established as of June 30, 2011 and increased as of June 30, 2012. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to carry a valuation allowance against deferred tax assets of $4.8 million at June 30, 2012 and $4.4 million at June 30, 2011 to reduce the carrying amount of the Company’s net deferred tax asset to zero.

As of June 30, 2012, the Company has net operating loss carryforwards of approximately $3,888,000 from the year ending June 30, 2012, $11,758,000 from June 30, 2011 and $627,000 from June 30, 2010. The related net operating loss carry-forward periods expire in 2030, 2031 and 2032, respectively.

Accumulated deficits at June 30, 2012 and 2011 include approximately $4,516,000 for which no provision for federal income tax has been made. The related unrecorded deferred tax liability was approximately $1,535,000 at June 30, 2012 and 2011. This amount represents allocations of income during years prior to 1988 to bad debt reserve deductions for tax purposes only. These reserves will be recaptured into taxable income in the

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to income taxes at the then current corporate income tax rate, resulting in a charge to income tax expense. Recapture would not occur upon the reorganization, merger, or acquisition of Park View Federal, or if the Bank is merged or liquidated tax-free into a bank or undergoes a charter change. If Park View Federal fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into taxable income, resulting in a charge to income tax expense.

NOTE 11—LEASES

The Company leases certain premises from unrelated and related parties. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at June 30, 2012:

Year ending June 30,	Leases With Unrelated Parties	Leases With Related Parties	Total Leases
2013	$591,404	$302,531	$893,935
2014	497,257	304,868	802,125
2015	535,239	147,044	682,283
2016	425,079	147,044	572,123
2017	353,039	147,044	500,083
Thereafter	770,383	95,372	865,755

Total minimum lease payment	$3,172,401	$1,143,903	$4,316,304

During the years ended June 30, 2012, 2011 and 2010, rental expense was $942,416, $962,863 and $965,802, respectively. Rental expense related to related party leases was $296,159, $233,357 and $233,365 for the years ended June 30, 2012, 2011 and 2010, respectively.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

The Bank’s lending is concentrated in Northeastern Ohio, and as a result, the economic conditions and market for real estate in Northeastern Ohio could have a significant impact on the Bank.

At June 30, 2012 and 2011, the Bank had the following commitments to originate loans intended to be held in the portfolio:

	2012	2011
Commitments to fund variable-rate mortgage loans	$743,250	$1,975,000
Commitments to fund equity lines of credit	51,691,583	66,125,716
Undisbursed portion of loan proceeds	849,345	6,045,499
Standby letters of credit	762,700	1,011,000

At June 30, 2012 and 2011, the Bank had IRLCs on $65,996,365 and $17,625,864 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives, and the change in fair value is recorded in the financial statements. The fair value of these commitments as of June 30, 2012 and 2011 was estimated to be $1,773,453 and $231,031, respectively. To mitigate the interest rate risk represented by these IRLCs the Bank entered into contracts to sell mortgage loans of $69,150,472and $21,679,521 as of June 30, 2012 and 2011. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at June 30, 2012 and 2011 was estimated to be $(117,718) and $53,908, respectively.

NOTE 13—REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements, which are now administered by the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At fiscal year-end 2012 and 2011, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action as a result of the Bank Order. As noted in Note 21—Subsequent Events, the OCC removed the Bank Order on August 27, 2012.

Federal regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 2012, the adjusted total minimum regulatory capital regulations require institutions to have a minimum tangible capital to adjusted total assets ratio of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

minimum ratio of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk-weighted assets of 8.0%. At June 30, 2012 and 2011, respectively, the Bank exceeded all of the aforementioned regulatory capital requirements.

On October 19, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of the Thrift supervision (“OTS”) which was replaced by the OCC, whereby the Company and the Bank each consented to the issuance of a Order to Cease and Desist (the “Company Order” and the “Bank Order”) without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Company or the Bank.

The Bank Order required the Bank to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) if the Bank fails to meet these capital requirements at any time after December 31, 2009, within 15 days thereafter, prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to the Bank’s liquidity policy to, among other things, increase the Bank’s minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and to reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit for OTS approval a new business plan that includes the requirements contained in the Bank Order and that also includes well supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the OTS approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the FDIC and (viii) not declare or pay dividends or make any other capital distributions from the Bank without receiving prior OTS approval.

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

At June 30, 2012, Company and the Bank believe they are in compliance with the requirements of the Bank Order and the Company Order that are required to date. At June 30, 2012, the Bank’s level of adversely classified assets to core capital plus the allowance for loan and lease losses was 48.2% and its level of adversely classified

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

assets and assets designated as special mention was 55.0% The requirements under the Bank Order are 50% and 65%, respectively. As noted in Note 21- Subsequent Events, the OCC on August 27, 2012 removed the Bank Order.

The Bank Order and the Company Order will remain in effect until terminated, modified, or suspended in writing by the OTS. Effective July 21, 2011, the OCC and the Federal Reserve Board succeeded to all powers, authorities, rights, and duties of the OTS relating to the enforcement of the Bank and Company Orders, respectively, as a result of the regulatory transition under the Dodd-Frank Act. As noted in Note 21- Subsequent Events, the OCC on August 27, 2012 removed the Bank Order.

Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At June 30, 2012, the Bank was not allowed to make any capital distributions without regulatory approval.

At June 30, 2012 and 2011, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Required Under Regulatory Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Total Capital to risk weighted assets	$77,932	13.10%	$47,605	8.00%	$59,506	10.00%	$71,407	12.00%
Tier 1 (Core) Capital to risk weighted assets	70,387	11.83%	23,802	4.00%	35,704	6.00%	*	*
Tier 1 (Core) Capital to adjusted total assets	70,387	8.74%	32,224	4.00%	40,280	5.00%	64,448	8.00%
Tangible Capital to adjusted total assets	70,387	8.74%	12,084	1.50%	N/A	N/A	*	*

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Required Under Regulatory Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

2011
Total Capital to risk weighted assets	$76,475	12.87%	$47,548	8.00%	$59,435	10.00%	$71,322	12.00%
Tier 1 (Core) Capital to risk weighted assets	68,928	11.60%	23,774	4.00%	35,661	6.00%	*	*
Tier 1 (Core) Capital to adjusted total assets	68,928	8.63%	31,958	4.00%	39,947	5.00%	63,916	8.00%
Tangible Capital to adjusted total assets	68,928	8.63%	11,984	1.50%	N/A	N/A	*	*

*	Target levels for these categories are not specified within the Bank Order.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

NOTE 14—RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2012 were as follows.

Beginning balance	$5,764,092
Effect of changes in the composition of the Board of Directors	—
New loans	9,061,720
Repayments	(698,065)

Ending balance	$14,127,747

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

NOTE 15—STOCK-BASED COMPENSATION

The 2010 Equity Incentive Plan (the “2010 Plan”) replaced the 2008 Equity Incentive Plan and all remaining available shares from the 2008 Equity Incentive Plan will be available for distribution under the 2010 Plan. Generally, the Company can issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based compensation under the 2010 Plan; however, as detailed in Note 13—Regulatory Matters and Note 21—Subsequent Events, the Company currently cannot issue awards under the 2010 Plan without receiving prior approval from the its regulators. Such approval was obtained for awards granted during fiscal 2012 and 2011. Generally, for incentive stock options, a percentage of the options awarded become exercisable on the date of grant and on each anniversary date of grant, and for nonqualified stock options a percentage of the options awarded become exercisable on each anniversary of the date of grant. The option period expires ten years from the date of grant, except for awards to individuals who own more than 10% of the Company’s outstanding stock. Awards to these individuals expire after five years from the date of grant and are exercisable at 110% of the market price at the date of grant.

Previously, nonqualified stock options have been granted to directors, which vest immediately. The option period expires ten years from the date of grant, and the exercise price is the market price at the date of grant.

For the years ended June 30, 2012, 2011, and 2010, compensation expense of $138,785, $117,203, and $113,432, respectively, was recognized in the income statement related to the vesting of option awards.

As of June 30, 2012, there was $281,034 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 1.7 years.

The aggregate intrinsic value of all options outstanding at June 30, 2012 was $136,000. The aggregate intrinsic value of all options that were exercisable at June 30, 2012 was $15,000. The Company has not issued any stock option awards to directors of the Company since the institution of the regulatory orders detailed in Note 13—Regulatory Matters.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

Options outstanding at June 30, 2012 were as follows:

	Outstanding		Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.79 to $4.42	557,500	8.27	238,660	2.32
$8.32 to $13.64	182,756	2.48	159,423	10.73

Total	740,256	6.84	398,083	5.69

A summary of stock-based compensation activity is as follows:

	2012 Total options outstanding
	Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	613,338	$5.07
Forfeited	(20,576)	8.28
Expired	(18,006)	7.13
Exercised
Granted	165,500	1.59

Options outstanding, end of year	740,256	$4.15

Options exercisable, end of year	398,082	$5.69

The weighted-average remaining contractual life of options outstanding as of June 30, 2012 was 6.8 years. The weighted-average remaining contractual life of vested options outstanding as of June 30, 2012 was 5.4 years.

No options were exercised in the twelve-month periods ended June 30, 2012 and 2011, respectively.

The fair value for stock options granted to executive officers and certain other employees was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

	2012	2011	2010
Expected weighted average risk-free interest rate	2.43%	3.32%	3.40%
Expected weighted average life (in years)	6.00	6.00	10.00
Expected volatility	34.00%	34.00%	34.00%
Expected dividend yield	0.00%	0.00%	0.00%

The weighted-average fair value of the fiscal 2012 grants was $.78 per option. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

There were 342,853 shares of restricted stock issued to directors, executive officers and certain other employees with a weighted average fair value of $1.80 per share at June 30, 2012. The total fair value of restricted stock issued at June 30, 2012 was $615,715. For the years ended June 30, 2012, 2011 and 2010 compensation expense related to the vesting of restricted stock awards of $215,813, $166,124 and $0, respectively was recognized. As of June 30, 2012, there was $303,537 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period of time over which this expense is to be recognized is 2.8 years at June 30, 2012.

A summary of changes in the Company’s restricted stock for the twelve months ended June 30, 2012 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2011	219,500	$410,185
Granted	75,353	115,290
Vested	(132,520)	(221,938)
Forfeited

Nonvested at June 30, 2012	162,333	$303,537

There were 2,325,000 shares available for future issuance under the existing stock plan at June 30, 2012.

NOTE 16—EARNINGS (LOSS) PER SHARE

The following table discloses earnings (loss) per share for the years ended June 30, 2012, 2011 and 2010, respectively:

	2012
	Net Income (Loss)	Shares	Per Share Amount
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$(1,331,078)	$25,707,395	$(0.05)
Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$(1,331,078)	$25,707,395	$(0.05)

	2011
	Net Income (Loss)	Shares	Per Share Amount
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$(9,691,120)	$25,656,081	$(0.38)
Effect of dilutive securities—stock options and warrants	—	—	—

Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$(9,691,120)	$25,656,081	$(0.38)

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

	2010
	Net Income (Loss)	Shares	Per Share Amount
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$1,440,857	$12,581,706	$0.11
Effect of dilutive securities—stock options and warrants	—	149,203	—

Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$1,440,857	$12,730,909	$0.11

None of the options were dilutive for the fiscal years ended June 30, 2012 and 2011 since the Company was in a net loss position for these periods. There were 470,996 options not considered in the diluted earnings per share calculation for the year ended June 30, 2010 because they were not dilutive as the exercise price is higher than the average stock price.

Also included for consideration in the diluted earnings per share calculation for the year ended June 30, 2012 were warrants to acquire shares of common stock issued as part of an exchange more fully described in Note 8—Subordinated Debt. The warrants issued on March 16, 2010 include warrants to purchase 1,246,179 shares of common stock and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants were considered for potential dilution for the period ended June 30, 2012 because the exercise price of the warrants, $1.75 per warrant, was less than the average market price of the Company’s common stock for the period; however, since the Company was in a net loss position for the period, the warrants were not dilutive.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and 2011 are summarized below:

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
FNMA structured note	$2,009,320	$—	$2,009,320	$—
Trust preferred and corporate securities	21,261,762	—	21,261,762	—
Loans held-for-sale	25,062,786	—	25,062,786	—
Mortgage-backed securities available for sale:
FNMA mortgage-backed securities	5,338,448	—	5,338,448	—
FHLMC mortgage-backed securities	10,048,515		10,048,515
Interest rate-lock commitments	1,773,453	—	1,773,453	—
Liabilities:
Mandatory forward sales contracts	117,718	—	117,718	—

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
FHLB structured note	$2,994,000	$—	$2,994,000	$—
FNMA structured note	5,952,674	—	5,952,674	—
Loans held-for-sale	9,392,389	—	9,392,389	—
Mortgage-backed securities available for sale:
FHLMC mortgage-backed securities	4,972,121	—	4,972,121	—
Interest rate-lock commitments	231,031	—	231,031	—
Mandatory forward sales contracts	53,908	—	53,908	—

There were no transfers between Level 1 and Level 2 in the period ended June 30, 2012 or June 30, 2011. The Company's policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

Assets measured at fair value on a nonrecurring basis at June 30, 2012 and 2011 are summarized below:

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$4,033,385	$—	$—	$4,033,385
1-4 Family Construction	660,862	—	—	660,862
Multi-Family	324,974	—	—	324,974
Commercial Real Estate	5,688,747	—	—	5,688,747
Commercial Non-Real Estate	238,229			238,229
Land	4,223,074	—	—	4,223,074
Real estate owned
1-4 Family	2,042,573	—	—	2,042,573
Commercial Real Estate	923,262	—	—	923,262
Land	2,914,174	—	—	2,914,174
Impaired mortgage servicing rights	7,315,637	—	7,315,637	—

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$4,968,626	$—	$—	$4,968,626
1-4 Family Construction	2,065,259	—	—	2,065,259
Multi-Family	250,932	—	—	250,932
Commercial Real Estate	9,650,827	—	—	9,650,827
Commercial Non-Real Estate	871,885			871,885
Land	7,757,380	—	—	7,757,380
Real estate owned
1-4 Family	411,518	—	—	411,518
Commercial Real Estate	763,033	—	—	763,033
Land	2,558,795	—	—	2,558,795
Impaired mortgage servicing rights	6,487,574	—	6,487,574	—

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $26.3 million after the application of impaired charge-offs and impaired recasting of $9.7 million, with a specific valuation allowance of $1.4 million at June 30, 2012. At June 30, 2011, impaired loans had a principal balance of $38.6 million, with a specific valuation allowance of $13.0 million. The provision for loan losses related to changes in the fair value of impaired loans was $.4 million and $13.5 million for the years ended June 30, 2012 and 2011, respectively.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

Tranches of mortgage servicing rights carried at fair value totaled $7.3 million, which is made up of the outstanding balance of $8.1, net of a valuation allowance of $0.8 million at June 30, 2012. During the year ended June 30, 2012, the Company recognized an impairment charge of $0.5 million. Tranches of mortgage servicing rights carried at fair value totaled $6.5 million, which is made up of the outstanding balance of $6.8 million, net of a valuation allowance of $0.3 million at June 30, 2011. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Other real estate owned, which is maintained at fair value less costs to sell, had a net carrying amount of $7,733,578 and $7,972,753 at June 30, 2012, and June 30, 2011, respectively. The carrying amount of other real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs. For the year ended June 30, 2012, the Company recognized a net loss of $442,111 on the disposal of other real estate owned and recorded a provision for other real estate owned losses of $1,960,635. These direct write-downs recognized for the period are the result of obtaining updated appraisal valuations and reflect declining property values while holding the asset. The Company values all other real estate owned by obtaining updated appraisal valuations every twelve months. There have been no upward adjustments made in determining fair value.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Fair value at June 30, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$15,169,270	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	0% - 9%
Other real estate owned	5,880,009	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	9% - 19%
Impaired mortgage servicing rights	7,315,637	Discounted Cash Flow	Discount Rate	N/A

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and are hedged with derivative instruments, and the Company believes the fair value is the best indicator of the valuation of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of June 30, 2012 and 2011.

As of June 30, 2012 and 2011, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

	2012	2011
Aggregate fair value	$25,062,786	$9,392,389
Contractual balance	24,324,044	9,210,425
Gain (loss)	738,742	181,964

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

The total amount of gains (losses) from changes in fair value included in earnings for the years ended June 30, 2010, 2011, and 2012 for loans held for sale were $556,778, ($142,153) and $107,176.

The carrying amounts and estimated fair values of financial instruments at June 30, 2012 were as follows:

		Fair Value Measurements at June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and amounts due from financial institutions	$5,841	$5,841	—	—	$5,841
Interest-bearing deposits	114,270	114,270	—	—	114,270
Securities available for sale	23,271	—	23,271	—	23,271
Mortgage-backed securities available for sale	15,387	—	15,387	—	15,387
Loans receivable, net	541,628	—	—	569,603	569,603
Loans receivable held for sale, net	25,063	—	25,063	—	25,063
Federal Home Loan Bank stock	12,811	N/A	N/A	N/A	N/A
Accrued interest receivable	2,047	—	174	1,873	2,047
Commitments to make loans intended to be sold	1,773	—	1,773	—	1,773

Liabilities:
Demand deposits and savings	(271,412)	(271,412)	—	—	(271,412)
Time deposits	(384,567)	—	(385,872)	—	(385,872)
Notes payable	(1,046)	—	(1,046)	—	(1,046)
Advances from the Federal Home Loan Bank	(35,000)	—	(37,222)	—	(37,222)
Mandatory forward sale contract	(118)	(118)	—	—	(118)
Accrued interest payable	(120)	(112)	8	—	8

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

The carrying amount and estimated fair values of financial instruments at June 30, 2011, were as follows:

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

Loans receivable. For performing variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a level 3 classification. For other performing loans receivable, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs resulting in a level 3 classification.

Federal Home Loan Bank stock. It was not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Accrued interest receivable and accrued interest payable. The carrying amount is a reasonable estimate of the fair value. The fair value level classification is consistent with the related financial instrument.

Demand deposits and time deposits. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date resulting in a level 1 clasification. The fair

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

value of fixed-maturity certificates of deposit is estimated using discounted cash flows and rates currently offered for deposits of similar remaining maturities resulting in a level 2 classification.

Note payable. The carrying amount is a reasonable estimate of the fair value resulting in a level 2 classification.

Federal Home Loan Bank Advance. The fair value of the Company’s FHLB debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities resulting in a level 2 classification.

NOTE 18—PARENT COMPANY

The following are condensed statements of financial condition as of June 30, 2012 and 2011 and related condensed statements of operations and cash flows for the years ended June 30, 2012, 2011 and 2010 for the parent company.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2012	2011
Cash and amounts due from depository institutions	$348,883	$2,940,911
Prepaid expenses and other assets	2,817,484	2,782,936
Investment in Bank subsidiary	69,915,230	68,031,126
Investment in non-Bank subsidiaries	5,915,618	5,171,655

Total assets	$78,997,215	$78,926,628

Accrued expenses and other liabilities	$8,266,594	$7,644,647
Stockholders' equity	70,730,621	71,281,981

Total liabilities and stockholders' equity	$78,997,215	$78,926,628

CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010
Income:
Mortgage banking activities	$—	$—	$5,468
Gain on cancellation of subordinated debt	—	—	17,627,438

	—	—	17,632,906

Expenses:
Interest expense	—	—	574,499
General and administrative	331,883	385,073	656,058

	331,883	385,073	1,230,557

Income (loss) before federal income taxes and equity in undistributed net income of subsidiaries	(331,883)	(385,073)	16,402,349
Federal income tax benefit (expense)	152,455	130,924	(5,576,799)

Income (loss) before equity in undistributed net income of subsidiaries	(179,428)	(254,149)	10,825,550
Equity in undistributed net income (loss) of subsidiaries	(1,151,649)	(9,436,971)	(9,384,693)

Net income (loss)	$(1,331,077)	$(9,691,120)	$1,440,857

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

CONDENSED STATEMENTS OF CASH FLOWS

	2012	2011	2010
Operating activities:
Net income (loss)	$(1,331,077)	$(9,691,120)	$1,440,857
Equity in undistributed net loss (income) of subsidiaries	1,151,649	9,436,971	9,384,694
Gain on cancellation of subordinated debt	—	—	(17,627,438)
Other, net	1,350,759	(128,778)	6,712,933

Net cash from (used in) operating activities	1,171,331	(382,927)	(88,954)

Investing activities:
Advance to subsidiary	(763,359)	(1,102,217)	1,426,000
Investment in subsidiary	(3,000,000)	(4,000,000)	(20,000,000)

Net decrease in cash from investing activities	(3,763,359)	(5,102,217)	(18,574,000)

Financing activities:
Payment in exchange for cancellation of subordinated debt	—	—	(900,000)
Proceeds from common stock issuance	—	—	27,964,061

Net cash from (used in) financing activities	—	—	27,064,061

Net increase (decrease) in cash and cash equivalents	(2,592,028)	(5,485,144)	8,401,107
Cash and cash equivalents at beginning of year	2,940,911	8,426,055	24,948

Cash and cash equivalents at end of year	$348,883	$2,940,911	$8,426,055

NOTE 19—EMPLOYEE BENEFIT PLANS

401(k) Savings Plan: Employees who have reached age 18 and have completed three months of eligibility service are eligible to participate in the Company’s 401(k) Savings Plan. The plan allows eligible employees to contribute up to 50% of their compensation with the Company matching up to 50% of the first 4% contributed by the employee, as determined by the Company for the contribution period. The plan also permits the Company to make a profit sharing contribution at its discretion up to 4% of the employee’s compensation. Participants vest in the Company’s contributions ratably over six years.

The total of the Company’s matching and profit sharing contribution cost related to the plan for the years ended June 30, 2012, 2011 and 2010 was $0.

Supplemental Executive Retirement Plan: During fiscal year 2000 the Company established a Supplemental Executive Retirement Plan (“SERP”) to provide additional retirement benefits to participating executive officers.

The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under PVF’s tax-qualified benefit plans pursuant to limitations under the Code. The SERP is subject to certain vesting provisions, and provides that the executives shall receive a supplemental retirement benefit if the executive’s employment is terminated after reaching the normal retirement. Effective August 1, 2009, the Company stopped the accrual of benefits under the SERP. Benefits accrued to date were paid in fiscal 2011 pursuant to agreements reached between the Company and participating executives. For the years ended June 30, 2012, 2011, and 2010, the Company recognized expense under the SERP of $0, $0, and $12,289, respectively. The accrued SERP liability at June 30, 2012 and 2011 included in accrued expenses and other liabilities totaled $0.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended June 30, 2012, 2011 and 2010

The Company entered into a Letter Agreement with Mr. John Male, former Chief Executive Officer and director, (the “Male Agreement”), dated July 27, 2009, certain terms of which were subject to OTS approval. The Male Agreement entitled Mr. Male to receive an early retirement benefit under the SERP in the amount of $1,471,731, which was paid in accordance with Section 409A of the Code in 2010. Under the Male Agreement, The Bank will continue to provide health insurance coverage to Mr. Male on the same terms as coverage previously made available to Mr. Male until he becomes eligible for Medicare coverage. The Male Agreement provides that Mr. Male will be retained as a consultant to the Bank for a 12-month period following OTS approval and during such period may not compete within 25 miles of the Company’s headquarters; Mr. Male was to be paid $8,333 per month for his consulting services pursuant to the Male Agreement, however, payments on the consulting agreement have been suspended pursuant to the terms of the Company and Bank Orders.

NOTE 20—COMMON STOCK ISSUANCE

On March 26, 2010, the Company completed a rights offering and an offering to a standby investor. Shareholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, the Company raised proceeds of $27,964,015, net of issuance costs. Subsequent to the offering, the Company contributed approximately $20.0 million of the proceeds to the capital of the Bank to improve its regulatory capital position. During the quarter ended December 31, 2010, the Company contributed an additional $4.0 million to the capital of the Bank. At June 30, 2012, the Bank’s Tier 1 (core) capital ratio was 8.74% and its total risk-based capital ratio was 13.10% which exceeded the requirements of the Bank Order. On August 27, 2012 the Bank Order was removed.

NOTE 21—SUBSEQUENT EVENTS

On August 27, 2012, the OCC terminated the Bank Order, which had been in place since October 19, 2009. The Bank Order is more fully described in Note 13 of Notes to Consolidated Financial Statements—Regulatory Matters.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

PVF maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to PVF’s management, including the Company’s principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, PVF carried out an evaluation, with the participation of management, including its principal executive officer and principal accounting officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PVF disclosure controls and procedures were effective as of June 30, 2012.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with U.S. generally accepted accounting principals. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting, management assessed PVF’s system of internal control over financial reporting as of June 30, 2012, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

With the supervision and participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of PVF’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that PVF Capital Corp. maintained effective internal control over financial reporting as of June 30, 2012.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of Regulation S-K concerning the directors of PVF and the nominees for re-election as directors of PVF at the Annual Meeting of Shareholders to be held on October 26, 2012 (the “2012 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposals 1 and 2—Election of Directors” in PVF’s definitive proxy statement relating to the 2012 Annual Meeting to be filed with the Commission (“PVF’s 2012 proxy statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of PVF is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in PVF’s 2012 proxy statement.

Code of Ethics

PVF has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees. The Code is posted on PVF’s website at www.parkviewfederal.com/investor/governance. Amendments to the Code and waivers of the provisions of the Code will also be posted on PVF’s website.

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders of PVF may recommend nominees to Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance—Committees of the Board of Directors—Nominating Committee Procedures” in PVF’s 2012 proxy statement. These procedures have not materially changed from those described PVF’s definitive proxy materials for the 2011 Annual Meeting of Shareholders.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance—Committees of the Board of Directors—Audit Committee” in PVF’s 2012 proxy statement.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Executive Compensation” and “Director Compensation” in PVF’s 2012 proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in PVF’s 2012 proxy statement.

The following table sets forth certain information with respect PVF’s equity compensation plans as of June 30, 2012:

	(a) Number of securities to be issued upon exercise of outstanding options (1)	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	398,083	$5.69	2,325,147
Equity compensation plans not approved by security holders	—	—	—

Total	398,083	$5.69	2,325,147

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

Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in PVF’s 2012 proxy statement.

Corporate Governance

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Corporate Governance—The Board of Directors—Independence” in PVF’s 2012 proxy statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm -Fees Paid to Independent Registered Public Accounting Firm” and “Pre-Approval of Services by the Independent Registered Public Accounting Firm” in PVF’s 2012 proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements appear in Part II of this Annual Report:

(a)	Consolidated Statements of Financial Condition, at June 30, 2012 and 2011;

(b)	Consolidated Statements of Operations for the Years Ended June 30, 2012, 2011 and 2010;

(c)	Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2012, 2011 and 2010;

(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2012, 2011 and 2010;

(e)	Notes to Consolidated Financial Statements;

(f)	Report of Independent Registered Public Accounting Firm.

(a)(2)	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description

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

4.8	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

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

10.13*

Form of Employment Agreement between PVF Capital Corp., Park View Federal Savings Bank and Robert J. King, Jr. (incorporated by reference from Exhibit 10.09 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

10.14*

Letter Agreement between PVF Capital Corp. and John R. Male, dated July 27, 2009 (incorporated by reference from Exhibit 10.10 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

10.15

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

10.19

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

10.20

Letter Agreement between PVF Capital Corp. and Thomas J. Smith, dated November 24, 2009 (incorporated by reference from Exhibit 10.6 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the Commission on January 29, 2010 (Commission File No. 0-24948)).

10.21

Agency Agreement between PVF Capital Corp. and Stifel Nicolaus & Company, Incorporated, dated February 17, 2010 (incorporated by reference from Exhibit 1.1 to PVF’s Current Report on Form 8-K filed with the Commission on February 23, 2010 (Commission File No. 0-24948)).

No.	Description

10.22

Standby Purchase Agreement by and among PVF Capital Corp. and Short Vincent Partners II, L.P., dated February 17, 2010 (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed with the Commission on February 23, 2010 (Commission File No. 0-24948)).

10.23*

PVF Capital Corp. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed with the Commission on November 24, 2010 (Commission File No. 0-24948)).

10.24*

PVF Capital Corp. Form of Restricted Stock Award (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Commission on May 16, 2011 (Commission File No. 0-24948).

10.25*

PVF Capital Corp. Form of Stock Option Award (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Commission on May 16, 2011 (Commission File No. 0-24948)).

10.26	Non-employee Directors’ Compensation Summary (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (Commission File No. 0-24948)).

10.27

Form of Restricted Stock Award Agreement (Directors) (incorporated by reference from Exhibit 10.1 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (Commission File No. 0-24948)).

10.28	2012 Annual Incentive Plan (incorporated by reference from Item 5.02 of PVF’s Current Report on Form 8-K filed on December 6, 2011).

21	Subsidiaries of PVF Capital Corp. (filed herewith)

23	Consent of Crowe Horwath (filed herewith)

24	Power of Attorney (filed herewith).

31.1	Rule 13a-14(a)/Section 302 Certification of Robert J. King, Jr., President and Chief Executive Officer of PVF Capital Corp. (filed herewith).

31.2	Rule 13a-14(a)/Section 302 Certification of James H. Nicholson, Executive Vice President and Chief Financial Officer of PVF Capital Corp. (filed herewith).

32	Certifications of Robert J. King, Jr. and James H. Nicholson pursuant to 18 U.S.C. 1350 (filed herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.

September 21, 2012	By:	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. King, Jr. Robert J. King, Jr. President and Chief Executive Officer (Principal Executive Officer)	September 21, 2012

/s/ James H. Nicholson James H. Nicholson Executive Vice President and Chief Financial Officer	September 21, 2012

/s/ Mark D. Grossi Mark D. Grossi Chairman of the Board	September 21, 2012

/s/ Marty E. Adams Marty E. Adams Director	September 21, 2012

/s/ Steven A. Calabrese Steven A. Calabrese Director	September 21, 2012

/s/ Frederick D. DiSanto Frederick D. DiSanto Director	September 21, 2012

/s/ Umberto P. Fedeli Umberto P. Fedeli Director	September 21, 2012

/s/ Richard R. Hollington, III Richard R. Hollington, III Director	September 21, 2012

/s/ Stuart D. Neidus Stuart D. Neidus Director	September 21, 2012