Form 10-K/A
period 2012-06-30
PVF CAPITAL CORP
filed 2012-10-05
CIK 928592

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K of PVF Capital Corp. (“PVF”) for the period ended June, 30, 2012 (“Form 10-K”), as filed with the Securities and Exchange Commission on September 21, 2012, is to furnish Exhibit 101 to the Form 10-K, which provides certain items from our Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3) Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description

3.1	First Amended and Restated Articles of Incorporation, as amended (incorporated by reference from PVF’s Registration Statement on Form S-1/A filed with the Commission on February 10, 2010 (Commission File No. 333-163037)).

3.2	Second Amended and Restated Code of Regulations of PVF Capital Corp. (incorporated by reference from PVF’s Current Report on Form 8-K filed with the Commission on February 6, 2008 (Commission File No. 0-24948)).

4.1	Specimen of Common Stock Certificate (incorporated by reference from Exhibit 4 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Commission on September 25, 1996 (Commission File No. 0-24948)).

4.2	Indenture between PVF Capital Corp. and LaSalle Bank National Association, dated July 6, 2006 (incorporated by reference from Exhibit 4.2 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

4.3	Form of Junior Subordinated Debt Security due 2036 (incorporated by reference from Exhibit A to Exhibit 4.2 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

4.4	Form of Common Stock A Warrant issued to each of Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington (incorporated by reference from Exhibit 4.2 to PVF’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the Commission on May 14, 2010 (Commission File No. 0-24948)).

4.5	Form of Common Stock B Warrant issued to each of Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington Jr. and Richard R. Hollington, III (incorporated by reference from Exhibit 4.3 to PVF’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the Commission on May 14, 2010 (Commission File No. 0-24948)).

4.6	Form of Common Stock Warrant issued to Alesco Preferred Funding IV, Ltd. (incorporated by reference from Exhibit 4.1 to PVF’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the Commission on November 09, 2010 (Commission File No. 0-24948)).

4.7	Form of Common Stock Warrant issued to Alesco Preferred Funding IV, Ltd. (incorporated by reference from Exhibit 4.2 to PVF’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the Commission on November 09, 2010 (Commission File No. 0-24948)).

4.8	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (incorporated by reference from Exhibit 4.8 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Commission on September 21, 2012 (Commission File No. 0-24948)).

10.1*	Park View Federal Savings Bank Conversion Stock Option Plan (incorporated by reference from Exhibit 10.1 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Commission on September 15, 1996 (Commission File No. 0-24948)).

10.2*	PVF Capital Corp. 1996 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.2 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Commission on September 15, 1996 (Commission File No. 0-24948)).

10.3*	PVF Capital Corp. 2000 Incentive Stock Option Plan and Deferred Compensation Plan (incorporated by reference from Exhibit 10.5 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Commission on September 29, 2003 (Commission File No. 0-24948)).

10.4*	Park View Federal Savings Bank Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference from Exhibit 10.4 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the Commission on September 13, 2006 (Commission File No. 0-24948)).

10.5*	Management Incentive Compensation Plan (incorporated by reference from Exhibit 10.6 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Commission on September 13, 2007 (Commission File No. 0-24948)).

10.6	Agreement by and between PVF Capital Corp., Park View Federal Savings Bank, Steven A. Calabrese, CCAG Limited Partnership and Steven A. Calabrese Profit Sharing Trust, dated September 30, 2008 (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed on October 6, 2008 (Commission File No. 0-24948)).

10.7	Agreement by and between PVF Capital Corp., Park View Federal Savings Bank, Richard M. Osborne and Richard M. Osborne Trust, dated September 30, 2008 (incorporated by reference from Exhibit 10.2 to PVF’s Current Report on Form 8-K filed on October 6, 2008 (Commission File No. 0-24948)).

10.8*	PVF Capital Corp. 2008 Equity Incentive Plan (incorporated by reference from Appendix A to PVF’s Definitive Proxy Statement filed with the Commission on October 17, 2008 (Commission File No. 0-24948)).

10.9*	Amended and Restated Severance Agreement by and between PVF Capital Corp., Park View Federal Savings Bank and Jeffrey N. Male (incorporated by reference from Exhibit 10.2 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the Commission on February 17, 2009 (Commission File No. 0-24948)).

10.10*	Amended and Restated Severance Agreement by and between PVF Capital Corp., Park View Savings Bank and Edward B. Debevec (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the Commission on February 17, 2009 (Commission File No. 0-24948)).

10.11*	Agreement among PVF Capital Corp., Park View Federal Savings Bank and Marty Adams Consulting LLC, dated February 26, 2009 (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed with the Commission on March 4, 2009 (Commission File No. 0-24948)).

10.12	Guarantee Agreement between PVF Capital Corp., PVF Capital Trust II and LaSalle Bank National Association, dated July 6, 2006 (incorporated by reference from Exhibit 10.1 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

10.13*	Form of Employment Agreement between PVF Capital Corp., Park View Federal Savings Bank and Robert J. King, Jr. (incorporated by reference from Exhibit 10.09 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

10.14*	Letter Agreement between PVF Capital Corp. and John R. Male, dated July 27, 2009 (incorporated by reference from Exhibit 10.10 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

10.15	Stipulation and Consent to the Issuance of an Order to Cease and Desist between Park View Federal Savings Bank and the Office of Thrift Supervision (incorporated by reference to Exhibit 10.1 to PVF’s Current Report on Form 8-K filed with the Commission on October 23, 2009 (Commission File No. 0-24948)).

10.16	Order to Cease and Desist issued by the Office of Thrift Supervision for Park View Federal Savings Bank (incorporated by reference to Exhibit 10.2 to PVF’s Current Report on Form 8-K filed with the Commission on October 23, 2009 (Commission File No. 0-24948)).

10.17	Stipulation and Consent to the Issuance of an Order to Cease and Desist between PVF Capital Corp. and the Office of Thrift Supervision (incorporated by reference to Exhibit 10.3 to PVF’s Current Report on Form 8-K filed with the Commission on October 23, 2009 (Commission File No. 0-24948)).

10.18	Order to Cease and Desist issued by the Office of Thrift Supervision for PVF Capital Corp. (incorporated by reference to Exhibit 10.4 to PVF’s Current Report on Form 8-K filed with the Commission on October 23, 2009 (Commission File No. 0-24948)).

10.19	Exchange Agreement between PVF Capital Corp., Marty E. Adams, Umberto P. Fedeli, Robert J. King, Jr., James B. Pastore, John S. Loeber, Lee Burdman, Jonathan A. Levy, Richard R. Hollington Jr. and Richard R. Hollington, III, dated October 9, 2009 (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 9, 2009 (Commission File No. 0-24948)).

10.20	Letter Agreement between PVF Capital Corp. and Thomas J. Smith, dated November 24, 2009 (incorporated by reference from Exhibit 10.6 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the Commission on January 29, 2010 (Commission File No. 0-24948)).

10.21	Agency Agreement between PVF Capital Corp. and Stifel Nicolaus & Company, Incorporated, dated February 17, 2010 (incorporated by reference from Exhibit 1.1 to PVF’s Current Report on Form 8-K filed with the Commission on February 23, 2010 (Commission File No. 0-24948)).

10.22	Standby Purchase Agreement by and among PVF Capital Corp. and Short Vincent Partners II, L.P., dated February 17, 2010 (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed with the Commission on February 23, 2010 (Commission File No. 0-24948)).

10.23*	PVF Capital Corp. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed with the Commission on November 24, 2010 (Commission File No. 0-24948)).

10.24*	PVF Capital Corp. Form of Restricted Stock Award (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Commission on May 16, 2011 (Commission File No. 0-24948)).

10.25*	PVF Capital Corp. Form of Stock Option Award (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Commission on May 16, 2011 (Commission File No. 0-24948)).

10.26	Non-employee Directors’ Compensation Summary (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (Commission File No. 0-24948)).

10.27	Form of Restricted Stock Award Agreement (Directors) (incorporated by reference from Exhibit 10.1 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (Commission File No. 0-24948)).

10.28	2012 Annual Incentive Plan (incorporated by reference from Item 5.02 of PVF’s Current Report on Form 8-K filed on December 6, 2011 (Commission File No. 0-24948)).

21	Subsidiaries of PVF Capital Corp. (incorporated by reference from Exhibit 21 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Commission on September 21, 2012 (Commission File No. 0-24948)).

23	Consent of Crowe Horwath (incorporated by reference from Exhibit 23 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Commission on September 21, 2012 (Commission File No. 0-24948)).

24	Power of Attorney (incorporated by reference from Exhibit 24 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Commission on September 21, 2012 (Commission File No. 0-24948)).

31.1	Rule 13a-14(a)/Section 302 Certification of Robert J. King, Jr., President and Chief Executive Officer of PVF Capital Corp. (incorporated by reference from Exhibit 31.1 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Commission on September 21, 2012 (Commission File No. 0-24948)).

31.2	Rule 13a-14(a)/Section 302 Certification of James H. Nicholson, Executive Vice President and Chief Financial Officer of PVF Capital Corp. (incorporated by reference from Exhibit 31.2 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Commission on September 21, 2012 (Commission File No. 0-24948)).

32	Certifications of Robert J. King, Jr. and James H. Nicholson pursuant to 18 U.S.C. 1350 (incorporated by reference from Exhibit 32 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Commission on September 21, 2012 (Commission File No. 0-24948)).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.

October 5, 2012	By:	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer