Form 10-Q
period 2012-09-30
PVF CAPITAL CORP
filed 2012-11-14
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	26,392,195
(Class)	(Outstanding at November 14, 2012)

PVF CAPITAL CORP.

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	June 30,
	2012	2012
ASSETS
Cash and amounts due from financial institutions	$16,903,187	$5,840,608
Interest-bearing deposits	97,672,255	114,269,532

Total cash and cash equivalents	114,575,442	120,110,140
Securities available for sale	38,280,551	38,658,044
Loans receivable held for sale, net	19,765,946	25,062,786
Loans receivable, net of allowance of $16,135,640 and $16,052,865	543,186,276	541,627,515
Office properties and equipment, net	7,286,062	7,237,165
Real estate owned, net	7,232,119	7,733,578
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank-owned life insurance	23,696,129	23,648,663
Prepaid expenses and other assets	12,289,670	14,560,882

Total assets	$779,123,295	$791,449,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$57,769,225	$51,786,588
Interest bearing deposits	588,381,234	604,192,552

Total deposits	646,150,459	655,979,140
Note payable	1,019,445	1,046,111
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Advances from borrowers for taxes and insurance	6,955,246	4,469,292
Accrued expenses and other liabilities	17,167,776	24,224,709

Total liabilities	706,292,926	720,719,252

Stockholders’ equity
Serial preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 65,000,000 shares authorized; 26,392,195 and 26,217,796 shares issued, respectively	263,922	262,178
Additional paid-in capital	101,297,166	100,897,561
Retained earnings (accumulated deficit)	(24,568,768)	(26,119,855)
Accumulated other comprehensive income (loss)	(324,804)	(472,116)
Treasury stock at cost, 472,725 shares	(3,837,147)	(3,837,147)

Total stockholders’ equity	72,830,369	70,730,621

Total liabilities and stockholders’ equity	$779,123,295	$791,449,873

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	September 30,
	2012	2011
Interest and dividends income
Loans	$6,986,437	$7,104,267
Mortgage-backed securities	80,231	49,721
Federal Home Loan Bank stock dividends	135,374	127,760
Securities	141,238	24,217
Federal funds sold and interest-bearing deposits	68,295	92,498

Total interest and dividends income	7,411,575	7,398,463

Interest expense
Deposits	1,325,728	1,949,047
Long-term borrowings	270,706	272,440

Total interest expense	1,596,434	2,221,487

Net interest income	5,815,141	5,176,976
Provision for loan losses	1,050,000	1,500,000

Net interest income after provision for loan losses	4,765,141	3,676,976

Non-interest income
Service charges and other fees	180,392	178,818
Mortgage banking activities, net	3,126,247	1,010,165
Gain (loss) on sale of SBA loans	(3,686)	221,218
Increase in cash surrender value of bank-owned life insurance	47,466	62,699
Gain (loss) on real estate owned	(17,881)	140,112
Provision for real estate owned losses	(233,719)	(69,400)
Other, net	192,200	127,507

Total non-interest income	3,291,019	1,671,119

Non-interest expense
Compensation and benefits	3,109,759	2,894,698
Office occupancy and equipment	569,589	598,910
FDIC insurance	432,239	428,699
Professional and legal	120,000	115,000
Outside services	774,845	495,667
Franchise tax	196,707	225,428
Real estate owned and collection expense	385,504	613,859
Other	916,430	821,609

Total non-interest expense	6,505,073	6,193,870

Income (loss) before federal income taxes	1,551,087	(845,775)
Federal income tax provision (benefit)	—	(25,178)

Net income (loss)	$1,551,087	$(820,597)

Basic earnings (loss) per share	$0.06	$(0.03)

Diluted earnings (loss) per share	$0.06	$(0.03)

Dividend declared per common share	$—	$—

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	September 30,
	2012	2011
Net income (loss)	$1,551,087	$(820,597)
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) on available for sale securities	147,312	48,874
Reclassification adjustment for (gains) included in net income	—	—
Tax effect	—	—

Total other comprehensive income (loss)	147,312	48,874

Total comprehensive income (loss)	$1,698,399	$(771,723)

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30,
	2012	2011
Operating activities:
Net income (loss)	$1,551,087	$(820,597)
Adjustments to reconcile net income to net cash flow from operating activities
Accretion of discount on available for sale securities	(6,180)	(8,940)
Depreciation and amortization	176,153	177,621
Provision for loan losses	1,050,000	1,500,000
Gain on the sale of loans receivable held for sale	(3,550,824)	(847,607)
(Gain) loss on the sale of SBA loans	3,686	(221,218)
Provision for real estate owned losses	233,719	69,400
Accretion (defferral) of loan origination fees, net	(95,144)	633,032
(Gain) loss on disposal of real estate owned, net	17,881	(140,112)
Market adjustment for loans held for sale	87,634	(231,052)
Change in fair value of mortgage banking derivatives	(567,931)	(748,776)
Stock compensation	399,606	61,005
Proceeds from loans receivable held for sale	112,540,431	44,937,267
Origination of loans receivable held for sale, net	(105,332,333)	(47,622,223)
Increase in cash surrender value of bank-owned life insurance	(47,466)	(62,700)
Net change in other assets and other liabilities	(2,745,430)	2,482,067

Net cash from (used in) operating activities	3,714,889	(842,833)

Investing activities:
Loan repayments and originations, net	(3,323,245)	2,899,216
Principal repayments on securities available for sale	1,881,562	246,328
Calls of securities available for sale	5,750,000	8,950,000
Purchase of securities available for sale	(7,024,690)	(3,000,000)
Additions to office properties and equipment, net	(225,050)	(146,920)
Proceeds from sale of real estate owned	1,059,485	657,264

Net cash from (used in) investing activities	(1,881,938)	9,605,888

Financing activities:
Net increase in demand deposits, NOW and passbook savings	12,928,106	(1,518,884)
Net decrease in time deposits	(22,756,787)	(2,530,726)
Repayment of note payable	(26,666)	(26,667)
Net increase (decrease) in advances from borrowers for taxes and insurance	2,485,954	(3,705,833)
Proceeds from the issuance of common shares	1,744	—

Net cash from (used in) financing activities	(7,367,649)	(7,782,110)

Net increase (decrease) in cash and cash equivalents	(5,534,698)	980,945
Cash and cash equivalents at beginning of year	120,110,140	149,291,405

Cash and cash equivalents at end of year	$114,575,442	$150,272,350

Supplemental disclosures of cash flow information:
Cash payments of interest	$1,589,416	$2,221,594
Cash payments of income taxes	$—	$—
Supplemental noncash investing activity:
Transfer of loans to real estate owned	$809,626	$538,978

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended

September 30, 2012 and 2011

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

The accounting and reporting policies of PVF Capital Corp. (the “Company”) conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and general industry practice. The Company’s principal subsidiary, Park View Federal Savings Bank (the “Bank”) is primarily engaged in the business of offering deposits through the issuance of savings accounts, money market accounts, and certificates of deposit and lending funds primarily for the purchase, construction, and improvement of real estate in Cuyahoga, Summit, Geauga, Lake, Medina, Lorain and Portage Counties, Ohio. The deposit accounts of the Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). The following is a description of the significant policies which the Company follows in preparing and presenting its consolidated financial statements.

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of PVF Capital Corp. have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with PVF Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2012, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements were prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and note disclosures required by U.S. GAAP.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, PVF Service Corporation (“PVFSC”), Mid Pines Land Company, PVF Holdings, Inc., PVF Mortgage Corp. and PVF Community Development Corp. PVFSC owns certain premises and leases them to the Bank. Mid Pines Land Company, PVF Holdings, Inc., PVF Mortgage Corp. and PVF Community Development Corp. did not have any significant assets or activity as of or for the periods presented. All significant intercompany transactions and balances are eliminated in consolidation. In the period ended September 30, 2012, the Company reclassified certain loans between the loan portfolio segments and reclassified certain deposits between interest bearing and non-interest bearing as presented previously in the Company’s Annual Report on Form 10-K to conform to the current period presentation.

PVFSC and the Bank have entered into various nonconsolidated joint ventures that own real estate, including properties leased to the Bank. The Bank has created various limited liability companies that have taken title to property acquired through or in lieu of foreclosure.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets

Part I — FINANCIAL INFORMATION

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

NOTE 2 — SECURITIES

As of September 30, 2012 and June 30, 2012, respectively, the amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
FNMA structured notes	$2,000,000	$3,600	$0	$2,003,600
Trust preferred and corporate securities	18,210,212	460,346	(13,562)	18,656,997
Mortgage-backed GSE securities	17,247,156	387,506	(14,708)	17,619,954

Total	$37,457,369	$851,452	$(28,270)	$38,280,551

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
FNMA structured notes	$2,000,000	$9,320	$0	$2,009,320
Trust preferred and corporate securities	20,964,197	344,230	(46,665)	21,261,762
Mortgage-backed GSE securities	15,093,864	293,098		15,386,962

Total	$38,058,061	$646,648	$(46,665)	$38,658,044

Management performs a quarterly evaluation of investment securities for other-than-temporary impairment. At September 30, 2012 and June 30, 2012, respectively, the gross unrealized losses were in a loss position for less than 12 months. Management does not believe that any of these losses at September 30, 2012 or June 30, 2012 represent an other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-then-temporary impairment is identified.

The amortized cost and fair value of securities available-for-sale, by contractual maturity, are shown below:

Part I — FINANCIAL INFORMATION

	September 30, 2012
	Amortized
	Cost	Fair Value
One to five years	$2,000,000	$2,003,600
Five to ten years	5,037,865	5,102,220
Greater than 10 years	13,172,347	13,554,827
Mortgage-backed GSE securities	17,225,615	17,619,954

Total	$37,435,828	$38,280,551

The Fannie Mae (“FNMA”) structured note held at September 30, 2012 is callable on November 9, 2012 and quarterly thereafter, has multiple coupon resets and matures on November 9, 2016. These mortgage-backed securities are backed by residential mortgage loans and do not mature on a single maturity date.

Securities pledged as collateral for contingent funding at the Federal Home Loan Bank of Cincinnati were approximately $14.6 million.

Part I — FINANCIAL INFORMATION

NOTE 3 — LOANS RECEIVABLE

Loans receivable at September 30, 2012, and June 30, 2012 consisted of the following:

	September 30,	June 30,
	2012	2012
One-to-Four Family Loans:
1-4 Family Owner Occupied	$59,297,788	$58,743,933
1-4 Family Non-Owner Occupied	34,303,456	34,368,320
1-4 Family Second Mortgage	28,729,779	29,202,145
Home Equity Lines of Credit	64,933,215	65,908,899
Home Equity Investment Lines of Credit	5,267,763	5,645,851
One-to-Four Family Construction Loans:
1-4 Family Construction	1,341,302	514,052
1-4 Family Construction Models/Speculative	621,042	1,608,137
Multi-Family Loans:
Multi-Family	62,638,057	53,959,459
Multi-Family Second Mortgage	144,754	145,642
Multi-Family Construction	108,428	5,375,000
Commercial Real Estate Loans:
Commercial	198,023,597	198,287,457
Commercial Second Mortgage	4,799,704	5,750,283
Commercial Lines of Credit	22,656,803	22,335,619
Commercial Construction	9,126,892	7,732,736
Commercial and Industrial Loans	37,556,592	35,443,184
Land Loans:
Lot Loans	9,346,567	12,091,093
Acquisition and Development Loans	18,968,781	19,093,006
Consumer Loans	2,101,434	2,112,708

Total loans receivable	559,965,954	558,317,524

Net deferred loan origination fees	(644,038)	(637,144)
Allowance for loan losses	(16,135,640)	(16,052,865)

Total loans receivable, net	$543,186,276	$541,627,515

Part I — FINANCIAL INFORMATION

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Beginning balance at June 30, 2012	$5,765,276	$305,312	$1,903,138	$5,084,179	$928,043	$2,057,301	$9,616	$16,052,865
Provision for loan losses	623,779	43,601	(766,960)	943,294	312,966	(120,627)	13,947	1,050,000
Charge-offs	(741,685)	(45,959)	—	(248,493)	(12,500)	(20,078)	(13,000)	(1,081,715)
Recoveries	42,569	10,000	—	17,614	1,585	42,480	242	114,490

Ending balance at September 30, 2012	$5,689,939	$312,954	$1,136,178	$5,796,594	$1,230,094	$1,959,076	$10,805	$16,135,640

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Beginning balance at June 30, 2011	$8,841,454	$1,266,740	$1,767,335	$8,458,943	$1,663,894	$7,891,305	$107,222	$29,996,893
Provision for loan losses	(511,394)	39,566	(360,444)	949,896	493,657	728,029	160,690	1,500,000
Charge-offs	(476,158)	(109,322)	(236,663)	(1,089,347)	(29,609)	(28,421)	—	(1,969,520)
Recoveries	4,765	—	—	19,271	1,755	—	—	25,791

Ending balance at September 30, 2011	$7,858,667	$1,196,984	$1,170,228	$8,338,763	$2,129,697	$8,590,913	$267,912	$29,553,164

Part I — FINANCIAL INFORMATION

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2012. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees, but excludes accrued interest receivable which is not considered to be material.

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$699,204	$101,716	$—	$98,725	$300,860	$252,000	$—	$1,452,505
Collectively evaluated for impairment	4,990,735	211,238	1,136,178	5,697,869	929,234	1,707,076	10,805	14,683,135

Total ending allowance balance	$5,689,939	$312,954	$1,136,178	$5,796,594	$1,230,094	$1,959,076	$10,805	$16,135,640

Loans
Loans individually evaluated for impairment	$12,208,532	$833,904	$300,254	$11,851,912	$540,441	$6,763,662	$—	$32,498,705
Loans collectively evaluated for impairment	180,102,030	1,126,183	62,518,652	222,485,254	36,972,956	21,519,119	2,099,017	526,823,211

Total ending loans balance	$192,310,562	$1,960,087	$62,818,906	$234,337,166	$37,513,397	$28,282,781	$2,099,017	$559,321,916

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

Part I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2012 and the average recorded investment and interest income recognized by class for the three months ended September 30, 2012:

	September 30, 2012
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance (1)	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$5,878,741	$5,075,565	$0	$5,373,322	$0	$0
1-4 Family Non-Owner Occupied	3,487,465	2,130,102	0	2,291,842	164	164
1-4 Family Second Mortgage	1,405,390	1,142,585	0	1,186,435	0	0
Home Equity Lines of Credit	1,751,282	1,749,268	0	1,790,931	0	0
Home Equity Investment Lines of Credit	157,122	156,941	0	156,942	0	0
One-to-Four Family Construction Loans:
1-4 Family Construction	0	0	0		0	0
1-4 Family Construction Models/Speculative	678,779	308,146	0	331,566	0	0
Multi-Family Loans:
Multi-Family	312,714	300,254	0	461,241	0	0
Multi-Family Second Mortgage	0	0	0	0	0	0
Multi-Family Construction	0	0	0	0	0	0
Commercial Real Estate Loans:
Commercial	10,366,525	9,239,212	0	9,262,945	43,972	43,972
Commercial Second Mortgage	0	0	0		0	0
Commercial Lines of Credit	613,910	613,204	0	614,870	0	0
Commercial Construction	828,491	643,855	0	643,859	0	0
Commercial and Industrial Loans	484,799	239,927	0	339,854	0	0
Land Loans:
Lot Loans	5,379,609	4,254,141	0	3,966,345	11,569	11,569
Acquisition and Development Loans	4,990,178	2,374,790	0	2,874,945	0	0
Consumer Loans	0	0	0	0	0	0

Total with no related allowance recorded	$36,335,005	$28,227,990	$0	$29,295,097	$55,705	$55,705

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$231,051	$230,786	$39,982	$231,635	$0	$0
1-4 Family Non-Owner Occupied	116,463	116,329	8,286	116,778	0	0
1-4 Family Second Mortgage	246,621	246,337	14,685	246,674	592	592
Home Equity Lines of Credit	963,762	962,653	338,080	928,753	0	0
Home Equity Investment Lines of Credit	398,424	397,966	298,171	402,629	0	0
One-to-Four Family Construction Loans:
1-4 Family Construction	0	0	0	0	0	0
1-4 Family Construction Models/Speculative	526,363	525,758	101,716	525,760	7,062	7,062
Multi-Family Loans:
Multi-Family	0	0	0	0	0	0
Multi-Family Second Mortgage	0	0	0	0	0	0
Multi-Family Construction	0	0	0	0	0	0
Commercial Real Estate Loans:
Commercial	1,357,202	1,355,641	98,725	1,355,647	0	0
Commercial Second Mortgage	0	0	0	0	0	0
Commercial Lines of Credit	0	0	0		0	0
Commercial Construction	0	0	0	0	0	0
Commercial and Industrial Loans	300,860	300,514	300,860	300,515	0	0
Land Loans:
Lot Loans	134,886	134,731	252,000	135,095	2,031	2,031
Acquisition and Development Loans	0	0	0	0	0	0
Consumer Loans	0	0	0	0	0	0

Total with an allowance recorded	$4,275,632	$4,270,715	$1,452,505	$4,243,486	$9,685	$9,685

Total loans evaluated for impairment	$40,610,637	$32,498,705	$1,452,505	$33,538,583	$65,390	$65,390

(1)	There are $14.5 million of loans individually identified for impairment accruing interest.

Part I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012:

	June 30, 2012
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance (1)	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$6,380,803	$5,671,079	$0	$5,437,834	$30,882	$30,882
1-4 Family Non-Owner Occupied	4,597,708	2,453,581	0	3,503,049	48,828	48,828
1-4 Family Second Mortgage	1,455,914	1,230,284	0	1,374,161	3,958	3,958
Home Equity Lines of Credit	1,834,685	1,832,595	0	1,344,562	0	0
Home Equity Investment Lines of Credit	157,120	156,943	0	204,703	0	0
One-to-Four Family Construction Loans:
1-4 Family Construction	0	0	0	52,573	4,821	4,821
1-4 Family Construction Models/Speculative	678,779	354,986	0	475,027	0	0
Multi-Family Loans:
Multi-Family	635,053	622,228	0	550,760	4,081	4,081
Multi-Family Second Mortgage	0	0	0	0	0	0
Multi-Family Construction	0	0	0	0	0	0
Commercial Real Estate Loans:
Commercial	10,902,253	9,286,679	0	8,005,131	147,148	147,148
Commercial Second Mortgage	0	0	0	192,399	1,660	1,660
Commercial Lines of Credit	617,240	616,536	0	2,413,942	0	0
Commercial Construction	828,490	643,863	0	575,159	0	0
Commercial and Industrial Loans	801,075	439,781	0	2,335,961	662	662
Land Loans:
Lot Loans	5,235,050	3,678,550	0	2,955,360	5,519	5,519
Acquisition and Development Loans	5,986,575	3,375,100	0	2,258,295	19,132	19,132
Consumer Loans	0	0	0	0	0	0

Total with no related allowance recorded	$40,110,745	$30,362,205	$0	$31,678,916	$266,691	$266,691

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$232,751	$232,485	$39,981	$526,956	$0	$0
1-4 Family Non-Owner Occupied	117,360	117,226	8,286	1,243,154	10,112	10,112
1-4 Family Second Mortgage	247,293	247,011	14,685	175,881	0	0
Home Equity Lines of Credit	895,875	894,852	299,759	1,629,256	0	0
Home Equity Investment Lines of Credit	407,757	407,293	302,322	470,382	0	0
One-to-Four Family Construction Loans:
1-4 Family Construction	0	0	0	0
1-4 Family Construction Models/Speculative	526,363	525,762	101,716	1,064,520	14,047	14,047
Multi-Family Loans:
Multi-Family	0	0	0	92,056	0	0
Multi-Family Second Mortgage	0	0	0	0	0	0
Multi-Family Construction	0	0	0	0	0	0
Commercial Real Estate Loans:
Commercial	1,357,202	1,355,653	98,725	3,796,149	37,340	37,340
Commercial Second Mortgage	0	0	0	34,220	0	0
Commercial Lines of Credit	0	0	0	48,854	0	0
Commercial Construction	0	0	0	711,804	0	0
Commercial and Industrial Loans	300,860	300,517	300,860	1,404,807	0	0
Land Loans:
Lot Loans	135,614	135,459	252,000	962,537	0	0
Acquisition and Development Loans	0	0	0	2,397,176	0	0
Consumer Loans	0	0	0	0	0	0

Total with an allowance recorded	$4,221,075	$4,216,258	$1,418,334	$14,557,752	$61,499	$61,499

Total loans evaluated for impairment	$44,331,820	$34,578,463	$1,418,334	$46,236,668	$328,190	$328,190

(1)	There are $13.9 million of loans individually identified for impairment accruing interest.

Part I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011:

	September 30, 2011
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance (1)	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$6,101,095	$6,091,111	$—	$6,605,736	$47,473	$47,473
1-4 Family Non-Owner Occupied	2,845,537	2,840,881	—	1,998,029	7,295	7,295
1-4 Family Second Mortgage	1,517,563	1,515,080	—	1,279,294	107	107
Home Equity Lines of Credit	796,506	795,203	—	867,519	582	582
Home Equity Investment Lines of Credit	310,121	309,614	—	221,646	317	317
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	176,887	176,598	—	176,753	1,322	1,322
Multi-Family Loans:
Multi-Family	305,904	305,404	—	1,224,791	—	—
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	7,266,866	7,254,974	—	6,842,586	25,577	25,577
Commercial Second Mortgage	571,473	570,538	—	570,519	—	—
Commercial Lines of Credit	2,623,140	2,618,848	—	2,758,567	2,186	2,186
Commercial Construction	370,000	369,395	—	369,382	—	—
Commercial and Industrial Loans	2,559,945	2,555,755	—	2,057,142	—	—
Land Loans:
Lot Loans	1,344,192	1,341,993	—	1,153,055	807	807
Acquisition and Development Loans	109,818	109,638	—	274,431	—	—
Consumer Loans	—	—	—		—	—

Total with no related allowance recorded	$26,899,047	$26,855,032	$—	$26,399,450	$85,666	$85,666

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$1,631,018	$1,628,349	$405,552	$1,158,082	$719	$719
1-4 Family Non-Owner Occupied	4,625,921	4,618,352	1,924,308	4,747,990	3,565	3,565
1-4 Family Second Mortgage	457,261	456,513	224,653	361,465	—	—
Home Equity Lines of Credit	2,329,197	2,325,385	987,669	2,298,073	—	—
Home Equity Investment Lines of Credit	345,735	345,170	102,008	345,158	1,286	1,286
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	2,685,405	2,681,011	862,554	2,838,155	—	—
Multi-Family Loans:
Multi-Family	368,828	368,224	226,067	368,212	—	—
Multi-Family Second Mortgage	—	—	—	—	1,660	1,660
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	6,378,282	6,367,846	929,808	7,485,402	6,936	6,936
Commercial Second Mortgage	137,105	136,881	3,553	68,440	—	—
Commercial Lines of Credit	—	—	—	—	—	—
Commercial Construction	2,851,883	2,847,217	751,178	3,146,613	—	—
Commercial and Industrial Loans	3,279,788	3,274,422	1,041,066	2,456,243	2,920	2,920
Land Loans:
Lot Loans	3,202,019	3,196,779	1,291,302	3,084,307	6,742	6,742
Acquisition and Development Loans	9,604,420	9,588,705	4,810,417	9,826,391	24,176	24,176
Consumer Loans	—	—	—	—	—	—

Total with an allowance recorded	$37,896,862	$37,834,854	$13,560,135	$38,184,531	$48,004	$48,004

Total loans evaluated for impairment	$64,795,909	$64,689,886	$13,560,135	$64,583,981	$133,670	$133,670

(1)	There are $17.0 million of loans individually identified for impairment accruing interest.

Part I — FINANCIAL INFORMATION

Past Due and Non-Accrual Loans

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loan as of September 30, 2012 and June 30, 2012. Non-accrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	September 30, 2012		June 30, 2012
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual(1)	Still Accruing(2)	Nonaccrual(1)	Still Accruing(2)
One-to-Four Family Loans:
1-4 Family Owner Occupied	$2,293,702	$—	$2,871,746	$—
1-4 Family Non-Owner Occupied	2,084,520	0	2,461,281	0
1-4 Family Second Mortgage	481,843	0	566,444	0
Home Equity Lines of Credit	2,715,044	0	2,727,447	0
Home Equity Investment Lines of Credit	555,545	0	564,235	0
One-to-Four Family Construction Loans:
1-4 Family Construction	—	0	0	0
1-4 Family Construction Models/Speculative	308,927	0	355,355	0
Multi-Family Loans:
Multi-Family	5,720	0	324,602	0
Multi-Family Second Mortgage	—	0	0	0
Multi-Family Construction	—	0	0	0
Commercial Real Estate Loans:
Commercial	3,146,513	0	3,310,170	0
Commercial Second Mortgage	—	0	0	0
Commercial Lines of Credit	613,910	0	616,537	0
Commercial Construction	644,808	0	644,072	0
Commercial and Industrial Loans	238,229	0	437,729	0
Land Loans:
Lot Loans	3,578,542	0	3,815,778	0
Acquisition and Development Loans	1,197,045	0	1,380,199	0
Consumer Loans	—	0	0	0

Total	$17,864,348	$—	$20,075,595	$—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the principal balance of the loan.
(2)	At September 30, 2012 and June 30, 2012, the Company had balances of approximately $6.1 million and $6.3 million, respectively, in loans that have matured and continue to make current payments. These loans are not considered past due as a result of their payment status being current.

Part I — FINANCIAL INFORMATION

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 by class of loan. Performing loans are accruing loans less than 90 days past due. Nonperforming loans are all loans not accruing or greater than 90 days past due and accruing. At September 30, 2012, the Company had a balance of approximately $6.1 million in loans that were contractually past maturity but were not considered past due as a result of the payment status being current.

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Performing Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$2,050,531	$247,273	$—	$2,297,804	$54,638,081	$56,935,885
1-4 Family Non-Owner Occupied	16,284	—	—	16,284	32,163,198	32,179,482
1-4 Family Second Mortgage	273,583	—	—	273,583	27,941,310	28,214,893
Home Equity Lines of Credit	777,134	19,991	—	797,125	61,346,364	62,143,489
Home Equity Investment Lines of Credit	235,512	—	—	235,512	4,470,647	4,706,159
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	1,339,759	1,339,759
1-4 Family Construction Models/Speculative	—	—	—	—	311,401	311,401
Multi-Family Loans:
Multi-Family	235,540	—	—	235,540	62,324,755	62,560,295
Multi-Family Second Mortgage	—	—	—	—	144,588	144,588
Multi-Family Construction	—	—	—	—	108,303	108,303
Commercial Real Estate Loans:
Commercial	405,037	616,238	—	1,021,275	193,628,054	194,649,329
Commercial Second Mortgage	—	—	—	—	4,794,184	4,794,184
Commercial Lines of Credit	587,524	1,183,484	—	1,771,008	20,245,827	22,016,835
Commercial Construction	—	—	—	—	8,471,587	8,471,587
Commercial and Industrial Loans					37,275,168	37,275,168
Land Loans:
Lot Loans	14,622	95,903	—	110,525	5,646,750	5,757,275
Acquisition and Development Loans	—	—	—	—	17,749,919	17,749,919
Consumer Loans	—	—	—	—	2,099,017	2,099,017

Total Performing Loans	$4,595,767	$2,162,889	$—	$6,758,656	$534,698,912	$541,457,568

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$—	$—	$2,036,669	$2,036,669	$257,033	$2,293,702
1-4 Family Non-Owner Occupied	57,235	58,470	1,870,021	1,985,726	98,794	2,084,520
1-4 Family Second Mortgage	—	41,014	393,349	434,363	47,480	481,843
Home Equity Lines of Credit	119,966	—	2,249,808	2,369,774	345,270	2,715,044
Home Equity Investment Lines of Credit	84,536	—	471,009	555,545	—	555,545
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	190,256	190,256	118,671	308,927
Multi-Family Loans:
Multi-Family	—	—	5,720	5,720	—	5,720
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	—	—	3,013,679	3,013,679	132,834	3,146,513
Commercial Second Mortgage	—	—	—	—	—	—
Commercial Lines of Credit	—	—	494,972	494,972	118,938	613,910
Commercial Construction	—	—	644,808	644,808	—	644,808
Commercial and Industrial Loans	—	—	38,229	38,229	200,000	238,229
Land Loans:
Lot Loans	—	—	3,096,352	3,096,352	482,190	3,578,542
Acquisition and Development Loans	—	—	1,197,045	1,197,045	—	1,197,045
Consumer Loans	—	—	—	—	—	—

Total Nonperforming Loans	$261,737	$99,484	$15,701,917	$16,063,138	$1,801,210	$17,864,348

Total Loans	$4,857,504	$2,262,373	$15,701,917	$22,821,794	$536,500,122	$559,321,916

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

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Performing Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$584,430	$—	$—	$584,430	$55,220,719	$55,805,149
1-4 Family Non-Owner Occupied	375,660	303,667	—	679,327	31,188,492	31,867,819
1-4 Family Second Mortgage	14,221	—	—	14,221	28,588,155	28,602,376
Home Equity Lines of Credit	114,558	23,230	—	137,788	62,968,449	63,106,237
Home Equity Investment Lines of Credit	200,657	—	—	200,657	4,874,516	5,075,173
One-to-Four Family Construction Loans:
1-4 Family Construction	—	145,771	—	145,771	367,695	513,466
1-4 Family Construction Models/Speculative	—	—	—	—	1,250,946	1,250,946
Multi-Family Loans:
Multi-Family	—	—	—	—	53,573,280	53,573,280
Multi-Family Second Mortgage	—	—	—	—	145,476	145,476
Multi-Family Construction	—	—	—	—	5,368,866	5,368,866
Commercial Real Estate Loans:
Commercial	744,536	—	—	744,536	194,006,468	194,751,004
Commercial Second Mortgage	—	—	—	—	5,743,721	5,743,721
Commercial Lines of Credit	—	—	—	—	21,693,593	21,693,593
Commercial Construction	—	—	—	—	7,079,839	7,079,839
Commercial and Industrial Loans	—	—	—	—	34,965,008	34,965,007
Land Loans:
Lot Loans	—	—	—	—	8,261,518	8,261,518
Acquisition and Development Loans	—	—	—	—	17,691,018	17,691,018
Consumer Loans	—	58,394	—	58,394	2,051,903	2,110,297

Total Performing Loans	$2,034,062	$531,062	$—	$2,565,124	$535,039,662	$537,604,785

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$105,333	$—	$2,124,062	$2,229,395	$642,351	$2,871,746
1-4 Family Non-Owner Occupied	—	—	2,405,774	2,405,774	55,507	2,461,281
1-4 Family Second Mortgage	—	—	499,154	499,154	67,290	566,444
Home Equity Lines of Credit	14,607	—	2,371,962	2,386,569	340,878	2,727,447
Home Equity Investment Lines of Credit	—	134,195	430,041	564,236	—	564,236
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	235,945	235,945	119,410	355,355
Multi-Family Loans:
Multi-Family	—	—	324,602	324,602	—	324,602
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	—	—	3,166,992	3,166,992	143,178	3,310,170
Commercial Second Mortgage	—	—	—	—	—	—
Commercial Lines of Credit	—	122,129	494,407	616,536	—	616,536
Commercial Construction	—	—	644,072	644,072	—	644,072
Commercial and Industrial Loans	—	—	237,957	237,957	199,772	437,729
Land Loans:
Lot Loans	—	—	3,144,721	3,144,721	671,057	3,815,778
Acquisition and Development Loans	—	—	1,380,199	1,380,199	—	1,380,199
Consumer Loans	—	—	—	—	—	—

Total Nonperforming Loans	$119,940	$256,324	$17,459,888	$17,836,152	$2,239,443	$20,075,595

Total Loans	$2,154,002	$787,386	$17,459,888	$20,401,276	$537,279,105	$557,680,380

Part I — FINANCIAL INFORMATION

Troubled Debt Restructurings:

Included in loans individually impaired are loans with recorded investment of $15,345,654 and $15,590,705 for which the Company has allocated $153,391 of specific reserves to customers whose terms have been modified in troubled debt restructurings as of both September 30, 2012 and June 30, 2012, respectively. Included in troubled debt restructurings are $1,608,276 and $1,805,855 of restructured loans on non-accrual at September 30, 2012 and June 30, 2012, respectively. Of the restructured loans, both performing and non-accrual, one loan totaling $111,944 was not performing in accordance with its modified terms. There are no commitments to lend additional amounts at September 30, 2012 and June 30, 2012.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in troubled debt restructurings as of September 30, 2012 and June 30, 2012:

		Outstanding		Outstanding
		Recorded		Recorded
	Number	Investment	Number	Investment
	of Loans	9/30/2012	of Loans	6/30/2012
Troubled Debt Restructurings:
One-to-Four Family Loans:
1-4 Family Owner Occupied	20	$3,756,859	20	$3,775,715
1-4 Family Non-Owner Occupied	1	49,594	1	53,993
1-4 Family Second Mortgage	5	908,979	5	912,147
Home Equity Lines of Credit	1	63,782	1	63,782
Home Equity Investment Lines of Credit	0	—	0	0
One-to-Four Family Construction Loans:
1-4 Family Construction	0	—	0	0
1-4 Family Construction Models/Speculative	0	—	0	0
Multi-Family Loans:
Multi-Family	1	294,893	1	297,979
Multi-Family Second Mortgage	0	—	0	0
Multi-Family Construction	0	—	0	0
Commercial Real Estate Loans:
Commercial	12	8,230,906	12	8,264,020
Commercial Second Mortgage	0	—	0	0
Commercial Lines of Credit	0	—	0	0
Commercial Construction	0	—	0	0
Commercial and Industrial Loans	2	40,485	2	40,696
Land Loans:
Lot Loans	0	—	0	0
Acquisition and Development Loans	2	2,000,156	2	2,182,373
Consumer Loans	0	—	0	0

Total	44	$15,345,654	44	$15,590,705

The summary of activity for troubled debt restructured loans for the three months ending September 30, 2012 was as follows:

Three months ended
September 30, 2012
Troubled Debt Restructurings:

Beginning Balance	$15,590,705
Additions	—
Charge-offs	(3,688)
Payoffs or pay downs	(241,363)

Ending Balance	$15,345,654

Part I — FINANCIAL INFORMATION

During the periods ended September 30, 2012 and September 30, 2011, the terms of certain loans to borrowers experiencing financial difficulty were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

The following table presents loans, by classes, which were modified during the three months ended September 30, 2012. All modifications during the three months ended September 30, 2012 were limited to loans which were already classified as troubled debt restructurings and involved an extension of the maturity dates and were for periods ranging from 12 months to 24 months.

	September 30, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	0	0	0
1-4 Family Non-Owner Occupied	0	0	0
Commercial Real Estate	1	$1,283,869	$1,283,869
Commercial Second Mortgage	0	0	0
Acquisition and Development	1	816,672	816,672

Total	2	$2,100,541	$2,100,541

The troubled debt restructurings described above did not result in an increase in the allowance for loan losses for the three months ended September 30, 2012, and did not result in charge offs during the three months ended September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three-month period ended September 30, 2011:

	September 30, 2011
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial Real Estate	1	$295,362	$295,362
Commercial and Industrial	1	44,149	44,149

Total	2	$339,511	$339,511

The troubled debt restructurings described above increased the allowance for loan losses by $36,395 and did not result in charge offs during the period ended September 30, 2011.

Part I — FINANCIAL INFORMATION

During the three months ended September 30, 2012, one loan modified as a troubled debt restructure had a payment default within twelve months following the modification.

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

The troubled debt restructurings that subsequently defaulted described above did not result in increasing the allowance or result in charge offs during the period ending September 30, 2011.

Credit Quality Indicators

The Company categorizes loans into risk strata based on relevant borrower information about the ability to service debt. This information includes a review of current financial information, historic payment experience, credit documentation, relevant public information and other factors, as determined by credit underwriting guidelines. Through its analysis of individual borrowers, the Company classifies each loan as to credit risk. All loans considered non-homogeneous, specifically those that are deemed commercial and industrial or commercial real estate loans, are subject to review by the Company, regardless of loan size. In practice, these loans are reviewed continually and changes to the risk rating, if necessary, occur on a quarterly basis. Loans that are considered homogeneous, or those which fall into the categories of one-to-four family loans or into consumer loans, are not individually rated annually. The payment performance of the homogeneous loans serves as the clear credit indicator of classification into the categories of pass-rated loans or into substandard, non-accrual loans. Homogeneous loans that are less than 90 days past due are generally reported as pass-rated loans, unless related to a rated commercial and industrial or commercial real estate loan. Homogeneous loans which are greater than 90 days past due are placed on non-accrual and rated substandard. Payment performance indicators are based on performance through September 30, 2012. The Company uses the following definitions for adverse risk ratings:

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

Part I — FINANCIAL INFORMATION

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

As of September 30, 2012, and based on the most recent analysis performed by the Company, the risk category of loans by class of loan was as follows:

		Special
	Pass(1)	Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$56,662,038	$0	$2,567,550	$0	$59,229,588
1-4 Family Non-Owner Occupied	30,693,293	1,108,211	2,462,498	0	34,264,002
1-4 Family Second Mortgage	27,762,887	205,384	728,464	0	28,696,735
Home Equity Lines of Credit	62,045,109	49,585	2,763,839	0	64,858,533
Home Equity Investment Lines of Credit	4,312,353	200,846	748,505	0	5,261,704
One-to-Four Family Construction Loans:
1-4 Family Construction	1,030,832	0	308,927	0	1,339,759
1-4 Family Construction Models/Speculative	93,964	0	526,364	0	620,328
Multi-Family Loans:
Multi-Family	61,448,233	1,112,062	5,720	0	62,566,015
Multi-Family Second Mortgage	144,588	0	0	0	144,588
Multi-Family Construction	108,303	0	0	0	108,303
Commercial Real Estate Loans:
Commercial	182,950,964	3,389,855	11,455,022	0	197,795,841
Commercial Second Mortgage	4,794,184	0	0	0	4,794,184
Commercial Lines of Credit	19,724,964	0	2,905,781	0	22,630,745
Commercial Construction	8,471,587	0	644,808	0	9,116,395
Commercial and Industrial Loans	36,356,799	87,877	1,068,721	0	37,513,397
Land Loans:
Lot Loans	4,901,956	38,650	4,395,212	0	9,335,818
Acquisition and Development Loans	17,367,339	0	1,579,625	0	18,946,964
Consumer Loans	2,099,017	0	0	0	2,099,017

Total	$520,968,410	$6,192,470	$32,161,036	$0	$559,321,916

(1)	There are $2.1 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

Part I — FINANCIAL INFORMATION

As of June 30, 2012, and based on the most recent analysis performed by the Company, the risk category of loans by class of loan was as follows:

		Special
	Pass(1)	Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$55,526,297	$0	$3,150,598	$—	$58,676,895
1-4 Family Non-Owner Occupied	30,621,009	1,117,122	2,590,969	—	34,329,100
1-4 Family Second Mortgage	28,147,735	206,701	814,384	—	29,168,820
Home Equity Lines of Credit	63,030,206	49,585	2,753,893	—	65,833,684
Home Equity Investment Lines of Credit	4,828,651	200,886	609,872	—	5,639,409
One-to-Four Family Construction Loans:
1-4 Family Construction	513,466	0	0	—	513,466
1-4 Family Construction Models/Speculative	724,177	0	882,124	—	1,606,301
Multi-Family Loans:
Multi-Family	52,448,152	1,124,756	324,974	—	53,897,882
Multi-Family Second Mortgage	145,476	0	0	—	145,476
Multi-Family Construction	5,368,866	0	0	—	5,368,866
Commercial Real Estate Loans:
Commercial	183,422,738	3,100,295	11,538,141	—	198,061,174
Commercial Second Mortgage	5,743,721	0	0	—	5,743,721
Commercial Lines of Credit	19,401,017	0	2,909,112	—	22,310,129
Commercial Construction	7,079,104	0	644,807	—	7,723,911
Commercial and Industrial Loans	34,042,381	91,634	1,268,721	—	35,402,736
Land Loans:
Lot Loans	8,217,784	39,374	3,820,138	—	12,077,296
Acquisition and Development Loans	16,486,141	0	2,585,076	—	19,071,217
Consumer Loans	2,110,297	0	0	—	2,110,297

Total	$517,857,218	$5,930,353	$33,892,809	$—	$557,680,380

(1)	There are $2.6 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

NOTE 4 — MORTGAGE BANKING ACTIVITIES

Loans held for sale at September 30, 2012 and June 30, 2012 were $19,765,946 and $25,062,786, respectively.

The Company utilizes the fair value option for accounting for its loans held for sale. The fair value of loans held for sale exceeded the unpaid principal balance of these loans by $651,108 and $738,742 as of September 30, 2012 and June 30, 2012, respectively. The gain on loans held for sale as of September 30, 2012 was reported as gain on sale of mortgage loans on the consolidated statement of operations. Interest on loans held for sale was reported in interest income.

The Company services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the fair value of servicing rights retained on loans originated by the Company and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption “Prepaid expenses and other assets.” At September 30, 2012, the mortgage loan servicing portfolio was approximately $1.0 billion.

Part I — FINANCIAL INFORMATION

Originated mortgage servicing rights capitalized and amortized during the three months ended September 30, 2012 and 2011 were as follows:

	Three months ended
	September 30
	2012	2011
Servicing rights:
Beginning of period	$6,867,334	$7,519,287
Additions	1,548,248	520,263
Amortized to expense	(972,306)	(773,379)
Change in valuation allowance	(604,179)	(698,468)

End of period	$6,839,097	$6,567,703

Activity in the valuation allowance for mortgage servicing rights over the three months ended September 30, 2012, as compared with the same periods during 2011, were as follows:

	Three months ended	Three months ended
	September 30, 2012	September 30, 2011
Balance, beginning of period	$(816,481)	$(304,001)
Impairment charges	(604,179)	(698,468)
Impairment recoveries	—	—

Balance, end of period	$(1,420,660)	$(1,002,469)

Mortgage banking activities for the three months ended September 30, 2012 and 2011, net consisted of the following:

	Three months ended
	September 30
	2012	2011
Mortgage loan servicing fees	$671,611	$654,577
Amortization of mortgage loan servicing rights	(972,306)	(773,379)
Impairment of mortgage loan servicing rights	(604,179)	(698,468)

Mortgage loan servicing (loss), net	(904,874)	(817,270)

Changes in fair value of loans held for sale	(87,634)	231,052
Changes in fair value of mortgage banking derivatives	567,931	748,776
Realized gains on sale of loans	3,550,824	847,607

Gain on the sale of mortgage loans	$4,031,121	$1,827,435

The above amounts do not include non-interest expense related to mortgage banking activities.

At September 30, 2012 and June 30, 2012, the Company had interest rate-lock commitments on $74,101,724 and $65,996,365, respectively, of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the consolidated financial statements. The fair value of these commitments as of September 30, 2012 and June 30, 2012 was estimated to be $3,067,188 and $1,773,453, respectively, as a reduction of accrued expenses and other liabilities in the consolidated statements of financial position. In order to mitigate the interest rate risk represented by these interest rate-lock commitments, the Company entered into contracts to sell mortgage loans of $65,021,613 and $69,150,472 as of September 30, 2012 and June 30, 2012,

Part I — FINANCIAL INFORMATION

respectively. These contracts are also considered to be free-standing derivatives and the change in fair value is also recorded in the consolidated financial statements. The fair value of these contracts at September 30, 2012 and June 30, 2012 were estimated to be $(843,522) and $(117,718) respectively. These amounts were netted against the fair value of interest rate-lock commitments recorded in accrued expenses and other liabilities. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.

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

For the three months ended September 30, 2012, and 2011, compensation expense of $35,906 and $61,005, respectively, was recognized in the income statement related to the vesting of option awards.

As of September 30, 2012, there was $288,169 of compensation expense related to unvested awards not yet recognized in the consolidated financial statements. The weighted-average period over which this expense is to be recognized is 1.7 years.

The aggregate intrinsic value of all options outstanding at September 30, 2012 was $322,962. The aggregate intrinsic value of all options that were exercisable at September 30, 2012 was $71,865.

Options outstanding at September 30, 2012 were as follows:

	Outstanding		Exercisable
		Weighted		Weighted
Range of		Average		Average
Exercise		Remaining		Exercise
Price	Number	Life	Number	Price
$1.79 to $4.42	561,100	8.05	248,340	$2.29
$8.32 to $13.64	177,456	2.30	195,494	11.05

Total	738,556	6.67	443,834	$6.15

Part I — FINANCIAL INFORMATION

A summary of stock-based compensation activity for the three months ended September 30, 2012 is as follows:

	Three months ended
	September 30, 2012
	Total options outstanding
		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	740,256	$4.15
Forfeited	(7,200)	3.06
Expired	(4,500)	10.64
Exercised	—	—
Granted	10,000	1.96

Options outstanding, end of period	738,556	$4.28

Options exercisable, end of period	443,834	6.15

The weighted-average remaining contractual life of options outstanding as of September 30, 2012 was 6.7 years. The weighted-average remaining contractual life of vested options outstanding as of September 30, 2012 was 4.7 years.

The fair value for stock options granted during the three months ended September 30, 2012, which consisted of individual grants in July and August 2012, were determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

September 30
2012
Expected weighted average risk-free interest rate	0.81%
Expected weighted average life (in years)	6.00
Expected volatility	60.00%
Expected dividend yield	0.00%

The weighted-average fair value of these grants was $1.10 per option. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common shares. The expected dividend yield is based on historical information.

There were 420,790 restricted shares issued to directors and executive officers with a weighted average fair value of $1.84 per share at September 30, 2012. During the three months ended September 30, 2012, the Company issued 77,937 restricted stock awards to directors of the Company in connection with the reinstitution of a directors’ compensation plan. This grant received prior approval from the OCC. The total fair value of restricted shares issued at September 30, 2012 was $773,148. As of September 30, 2012, there was $370,729 of compensation expense related to unvested awards not yet recognized in the consolidated financial statements. The weighted-average period of time over which this expense is to be recognized was 1.77 years at September 30, 2012.

Part I — FINANCIAL INFORMATION

A summary of changes in the Company’s restricted shares for the three months ended September 30, 2012 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at July 1, 2012	162,333	$303,537
Granted	77,937	157,432
Vested	(48,000)	(90,240)
Forfeited	—	—

Nonvested at September 30, 2012	192,270	$370,729

There were 2,330,210 shares available for future issuance under the 2010 Plan at September 30, 2012.

NOTE 6 — EARNINGS PER SHARE

The following table discloses the income (loss) per share for the three months ended September 30, 2012 and September 30, 2011, respectively:

	Three months ended September 30,
	2012			2011
	Income		Per Share	Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Basic EPS
Net income (loss)	$1,551,087	25,832,271	$0.06	$(850,597)	25,669,718	$(0.03)

Effect of dilutive securities—stock options and warrants	$—	216,777	$0.00	$—	—	$0.00

Diluted EPS
Net income (loss)	$1,551,087	26,049,048	$0.06	$(850,597)	25,669,718	$(0.03)

There were 235,496 and 618,338 options not considered in the diluted earnings per share calculation for the three months ended September 30, 2012 and 2011, respectively, because they were not dilutive as the exercise price is higher than the average stock price for the periods. There was no dilution attributable to stock options for the three months ended September 2011, since the Company was in a net loss position for the period.

Also included for consideration in the diluted earnings per share calculation for the three month period ended September 30, 2012 were warrants to acquire common shares issued as part of two separate exchange offerings. The warrants issued on September 3, 2009 include warrants to purchase 797,347 common shares, which expired on September 3, 2011. The warrants issued on March 16, 2010 include warrants to purchase 1,246,179 common shares and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants issued on March 16, 2010 were considered for potential dilution for the three months ended September 30, 2012.

Part I — FINANCIAL INFORMATION

NOTE 7 – FAIR VALUE

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

Part I — FINANCIAL INFORMATION

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and June 30, 2012, respectively, are summarized below:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
FNMA structured note	$2,003,600	$—	$2,003,600	$—
Trust preferred and corporate securities	18,656,997	—	18,656,997	—
Mortgage-backed GSE securities	17,619,954	—	17,619,954	—
Loans held-for-sale	19,765,946	—	19,765,946	—
Interest rate-lock commitments	3,067,188	—	3,067,188	—

Liabilities:
Mandatory forward sales contracts	843,522	—	843,522	—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
FNMA structured note	$2,009,320	$—	$2,009,320	$—
Trust preferred and corportate securities	21,261,762	—	21,261,762	—
Mortgage-backed GSE securities	15,386,963		15,386,963
Loans held-for-sale	25,062,786	—	25,062,786	—
Interest rate-lock commitments	1,773,453	—	1,773,453	—
Liabilities:
Mandatory forward sales contracts	117,718	—	117,718	—

There were no transfers between Level 1 and Level 2 in the period ended September 30, 2012 or June 30, 2012. The Company's policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs.

Part I — FINANCIAL INFORMATION

Assets measured at fair value on a nonrecurring basis at September 30, 2012 and June 30, 2012, respectively are summarized below:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
1-4 Family	$3,784,204	$—	$—	$3,784,204
1-4 Family Construction	614,903	—	—	614,903
Multi-Family	5,720	—	—	5,720
Commercial Real Estate	5,201,249	—	—	5,201,249
Commercial Non-Real Estate	238,229	—	—	238,229
Land	3,938,058	—	—	3,938,058
Real estate owned
1-4 Family	2,256,177	—	—	2,256,177
Commercial Real Estate	2,136,191	—	—	2,136,191
Land	2,839,751	—	—	2,839,751
Impaired mortgage servicing rights	6,121,857	—	6,121,857	—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
1-4 Family	$4,033,385	$—	$—	$4,033,385
1-4 Family Construction	660,862	—	—	660,862
Multi-Family	324,974	—	—	324,974
Commercial Real Estate	5,688,747	—	—	5,688,747
Commercial Non-Real Estate	238,229	—	—	238,229
Land	4,223,074	—	—	4,223,074
Real estate owned
1-4 Family	2,042,573	—	—	2,042,573
Commercial Real Estate	923,262	—	—	923,262
Land	2,914,174	—	—	2,914,174
Impaired mortgage servicing rights	6,499,157	—	6,499,157	—

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $23.3 million after the application of impaired charge-offs and impaired recasting of $8.0 million, with a specific valuation allowance of $1.4 million at September 30, 2012. At June 30, 2012, impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $26.3 million after the application of impaired charge-offs of $9.7 million, with a specific valuation allowance of $1.4 million. The provision for loan losses related to changes in the fair value of impaired loans was $.1 million and $2.5 million for the three months ended September 30, 2012 and 2011, respectively.

Tranches of mortgage servicing rights carried at fair value totaled $6.1 million, which is made up of the outstanding balance of $7.5 million, net of a valuation allowance of $1.4 million at September 30, 2012. During the three months ended September 30, 2012 and 2011, the Company recognized an impairment charge of $0.6 million and $0.7 million respectively. Tranches of mortgage servicing rights carried at fair value totaled $6.5 million, which is made up of the outstanding balance of $7.3 million, net of a valuation

Part I — FINANCIAL INFORMATION

allowance of $0.8 million at June 30, 2012. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Other real estate owned which is maintained at fair value less costs to sell, had a net carrying amount of $7,232,119 and $7,733,578 at September 30, 2012, and June 30, 2012, respectively. The carrying amount of other real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs. For the three months ended September 30, 2012, the Company recognized a net loss of $17,881 on the disposal of other real estate owned compared to the gain of $140,112 recognized for three months ended September 30, 2011. The Company also recorded a provision for other real estate owned losses of $233,719 and $69,400 for the quarters ended September 30, 2012 and 2011, respectively. These direct write-downs recognized for the period are the result of obtaining updated appraisal valuations and reflect declining property values while holding the asset. The Company values all other real estate owned by obtaining updated appraisal valuations every twelve months. There have been no upward adjustments made in determining fair value.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair value at September 30, 2012	Valuation Techniques	Unobservable Inputs	Range and (weighted Average)
Impaired loans	$13,782,363	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	9% - 19%
Real estate owned	7,232,119	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	9% - 19%

Part I — FINANCIAL INFORMATION

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and are hedged with derivative instruments, and the Company believes the fair value is the best indicator of the valuation of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of September 30, 2012 and 2011.

As of September 30, 2012 and 2011, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

	2012	2011
Aggregate fair value	$19,765,946	$12,856,969
Contractual balance	19,114,838	12,443,953
Gain (loss)	651,108	413,016

The total amount of gains (losses) from changes in fair value included in earnings for the period ended September 30, 2011 and 2012 for loans held for sale were $231,052 and $(87,634) respectively.

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 are as follows:

	Carrying	Fair Value Measurements at September 30, 2012
	Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and amounts due from financial institutions	$16,903	$16,903	$—	$—	$16,903
Interest-bearing deposits	97,672	97,672	—	—	97,672
Securities available for sale	38,281	—	38,281	—	38,281
Loans receivable, net	543,186	—	—	565,090	565,090
Loans receivable held for sale, net	19,766	—	19,766	—	19,766
Federal Home Loan Bank stock	12,811	N/A	N/A	N/A	N/A
Accrued interest receivable	2,142	—	126	2,016	2,142
Commitments to make loans intended to be sold	3,067	—	3,067	—	3,067

Liabilities:
Demand deposits and savings	(284,340)	(284,340)	—	—	(284,340)
Time deposits	(361,810)	—	(343,358)	—	(343,358)
Notes payable	(1,019)	—	(1,019)	—	(1,019)
Advances from the Federal Home Loan Bank	(35,000)	—	(37,173)	—	(37,173)
Mandatory forward sale contract	(844)	—	(844)	—	(844)
Accrued interest payable	(127)	(28)	(99)	—	(127)

Part I — FINANCIAL INFORMATION

The carrying amount and estimated fair values of financial instruments at June 30, 2012 were as follows:

	Carrying	Fair Value Measurements at June 30, 2012
	Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and amounts due from financial institutions	$5,841	$5,841	$—	$—	$5,841
Interest-bearing deposits	114,270	114,270	—	—	114,270
Securities available for sale	38,658	—	38,658	—	38,658
Loans receivable, net	541,628	—	—	569,603	569,603
Loans receivable held for sale, net	25,063	—	25,063	—	25,063
Federal Home Loan Bank stock	12,811	N/A	N/A	N/A	N/A
Accrued interest receivable	2,047	—	174	1,873	2,047
Commitments to make loans intended to be sold	1,773	—	1,773	—	1,773

Liabilities:
Demand deposits and savings	(271,412)	(271,412)	—	—	(271,412)
Time deposits	(384,567)	—	(385,872)	—	(385,872)
Notes payable	(1,046)	—	(1,046)	—	(1,046)
Advances from the Federal Home Loan Bank	(35,000)	—	(37,222)	—	(37,222)
Mandatory forward sale contract	(118)	—	(118)	—	(118)
Accrued interest payable	(120)	(112)	(8)	—	(120)

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

Part I — FINANCIAL INFORMATION

restrictions placed on its transferability.

Accrued interest receivable and accrued interest payable. The carrying amount is a reasonable estimate of the fair value. The fair value level classification is consistent with the related final instrument.

Demand deposits and time deposits. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date resulting in a level 1 classification. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flows and rates currently offered for deposits of similar remaining maturities resulting in a level 2 classification.

Note payable. The carrying amount is a reasonable estimate of the fair value resulting in a level 2 classification.

Federal Home Loan Bank Advance. The fair value of the Company’s FHLB debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities resulting in a level 2 classification.

NOTE 8 —NOTE PAYABLE

On November 24, 2008, one of the Company’s subsidiaries obtained a $1.4 million dollar loan from another financial institution with a principal balance of $1,019,445 as of September 30, 2012. The loan was a refinance of a line of credit loan and is collateralized by the Company’s Solon, Ohio headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate plus 50 basis points. The loan required the payment of interest only for nine months and then converted to an amortizing loan for a term of 15 years. At September 30, 2012, the interest rate was 3.80%.

NOTE 9 — REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements, which are now administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by banking regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Prompt corrective action regulations provide five classifications: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Part I — FINANCIAL INFORMATION

Federal regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 2012, the adjusted total minimum regulatory capital regulations require institutions to have a minimum tangible capital to adjusted total assets ratio of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum ratio of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk-weighted assets of 8.0%. At September 30, 2012 and 2011, respectively, the Bank exceeded all of the aforementioned regulatory capital requirements. For more information, please see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

On October 19, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision (the “OTS”), whereby the Company and the Bank each consented to the issuance of an Order to Cease and Desist (the “Company Order” and the “Bank Order”) without admitting or denying that grounds existed for the OTS to initiate an administrative proceeding against the Company or the Bank. Effective July 21, 2011, the OCC and the Federal Reserve Board succeeded to all powers, authorities, rights, and duties of the OTS relating to the enforcement of the Bank and Company Orders, respectively, as a result of the regulatory transition under the Dodd-Frank Wall Street Reform and Consumer Protection. On August 27, 2012, the Bank was released from the Bank Order.

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

The Company Order also imposes certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements that the Company may enter into, third-party service contracts and transactions with affiliates.

At September 30, 2012, the Company believes it is in compliance with all requirements of the Order that are required to date. The Company Order will remain in effect until terminated, modified, or suspended in writing.

Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At September 30, 2012, the Bank was not allowed to make any capital distributions without regulatory approval.

Part I — FINANCIAL INFORMATION

At September 30, 2012, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

					To Be Well
			Required		Capitalized Under		Required Under
			For Capital		Prompt Corrective		Regulatory
	Actual		Adequacy Purposes		Action Regulations		Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total Capital to risk weighted assets	$79,587	13.34%	$47,765	8.00%	$59,706	10.00%	N/A	N/A
Tier 1 (Core) Capital to risk weighted assets	72,017	12.06%	23,882	4.00%	35,824	6.00%	N/A	N/A
Tier 1 (Core) Capital to adjusted total assets	72,017	9.16%	31,454	4.00%	39,318	5.00%	N/A	N/A
Tangible Capital to adjusted total assets	72,017	9.16%	11,795	1.50%	N/A	N/A	N/A	N/A

At June 30, 2012, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

					To Be Well
			Required		Capitalized Under		Required Under
			For Capital		Prompt Corrective		Regulatory
	Actual		Adequacy Purposes		Action Regulations		Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital to risk weighted assets	$77,932	13.10%	$47,605	8.00%	$59,506	10.00%	$71,407	12.00%
Tier 1 (Core) Capital to risk weighted assets	70,387	11.83%	23,802	4.00%	35,704	6.00%	N/A	N/A
Tier 1 (Core) Capital to adjusted total assets	70,387	8.74%	32,224	4.00%	40,280	5.00%	64,448	8.00%
Tangible Capital to adjusted total assets	70,387	8.74%	12,084	1.50%	N/A	N/A	N/A	N/A

NOTE 10 — FEDERAL INCOME TAXES

Management recorded net deferred tax assets at September 30, 2012 of $4.2 million. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. In management’s opinion, it is more likely than not that the tax benefits will not be realized; consequently, a full valuation allowance was established as of June 30, 2011. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to carry a valuation allowance against deferred tax assets of $4.2 million at September 30, 2012 to reduce the carrying amount of the Company’s net deferred tax asset to zero. At June 30, 2012, the Company recorded a deferred tax asset of $4.8 million with a valuation allowance of $4.8 million reducing the carrying amount of the Company’s net deferred tax asset to zero.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition and results of operations at and for the three months ended September 30, 2012 for the Company, the Bank, its principal and wholly-owned subsidiary, PVFSC, a wholly-owned real estate subsidiary, Mid Pines Land Company, a wholly-owned real estate subsidiary, and PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect the Company’s results are discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events except as and required by law.

Financial Condition

Consolidated assets of the Company were $779.1 million as of September 30, 2012, a decrease of approximately $12.3 million, or 1.6%, as compared to June 30, 2012. The Company’s regulatory capital ratios for Tier 1 (core) capital, Tier 1 risk-based capital, and total risk-based capital were 9.16%, 12.06%, and 13.34%, respectively, at September 30, 2012. At September 30, 2012, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, totaled $114.6 million, a decrease of $5.5 million, or 4.6%, as compared to June 30, 2012. The change in the Company’s cash and cash equivalents consisted of increases in cash of $11.1 million and a decrease in interest bearing deposits of $16.6 million as the Company deployed a portion of its liquidity to fund the reduction in deposits and reduce its cost of funds.

The Company continued the origination of fixed-rate, single-family loans in its marketplace, with most originated for sale in the secondary market rather than for its portfolio. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced, without assuming the interest-rate risk associated with holding long-term fixed-rate assets, which facilitates the maintenance of stronger liquidity levels. Mortgage application volume has remained elevated in the current quarter, due to a low interest rate environment.

During the three months ended September 30, 2012, securities available for sale decreased by $.4 million the result of the purchases of $4.0 million in mortgage-backed securities and $3.0 million in corporate securities, which was offset by principal repayments, calls exercised, amortization of book premium and changes in market value of available for sale securities.

Loans receivable increased by $1.6 million, or .3%, during the three months ended September 30, 2012. The Company continued its strategic focus on the origination of high quality commercial and industrial loans and select commercial real estate loans, experiencing growth in performing loans of approximately $3.7 million, or .7%, during this same period. During the quarter ended September 30, 2012, the Company recorded net charge-offs of $1.0 million. The desired decline in nonperforming loans, $2.2 million or 11.01% from June 30, 2012 is due to the successful disposition of problem and nonperforming loans combined with the results of problem loan charge-offs. The Company historically recognized specific impairment on individual loans through the use of specific valuation allowance, but did not charge off the impaired loan amount until the loan was disposed and removed from the loan accounting system. The loan balances were reported in the loan totals, including nonperforming loans, at the contractual amount and the specific allowance was included and reported as part of the allowance for loan losses. During the three months ended December 31, 2011, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. As such, during the quarters ended March 31, 2012 and December 31, 2011, the Company charged off those loan amounts which had previously been specifically impaired through the use of a specific valuation allowance, totaling approximately $0.7 million and $11.8 million, respectively. In addition to reducing loan balances, including nonperforming loans, the implementation of this new enhanced loan accounting system had the impact of elevating reported charge-offs for the quarter ended December 31, 2011 and reducing the allowance for loan losses associated with specific valuation allowances this same period. The remaining decline in nonperforming loans was the result of net dispositions and transfers to other real estate owned. The Company continues to sell almost all new residential loan production in the secondary market in this interest rate environment, as the Company manages its interest rate and liquidity risk along with its capital ratios. As the Company continues to make meaningful progress in its problem asset resolution, it intends to continue accelerating the origination of commercial and industrial loans for its portfolio as part of its plan to diversify the balance sheet.

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

The decrease of $5.3 million in loans receivable held for sale as of September 30, 2012 was the result of steady new loan originations and timing differences between the origination and the sale of loans. One-to-four family mortgage application volume has remained elevated in the current period as a result of lower interest rates, resulting in higher refinancing activity and related revenue.

For the three months ended September 30, 2012, other real estate owned decreased $.5 million. The activity for the period consisted of the addition of properties totaling approximately $.8 million, offset by the disposal of properties totaling $1.1 million. The Company realized a net loss of approximately $0.02 million on the disposition of these properties. The Company also recorded an impairment charge of $.2 million on the carrying amount of real estate still in inventory at September 30, 2012, based on updated valuations and market conditions. At September 30, 2012, the Company held 51 properties, totaling $7.2 million in other real estate owned. The other real estate owned included 24 single-family properties, 20 land properties, and 7 commercial properties.

The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. Deposits decreased by $9.8 million, or 1.5%, which was a result of an increase of $12.9 million in non-maturing deposits partially offset by a decrease of $22.8 million in retail certificates of deposit. The decline in retail certificates of deposit was strategically directed as part of management’s relationship pricing initiative which targeted rate sensitive, non-relationship deposits for reduction coupled with an emphasis on increasing commercial deposits. Management will continue to modify its noncore deposit strategies to support the funding needs of the Company’s loan activities, while maintaining appropriate liquidity levels, as it executes its strategies to diversify its funding mix by expanding core deposit relationships and building business deposits.

The increase in advances from borrowers for taxes and insurance of $2.5 million for the period ended September 30, 2012 was attributable to timing differences between the collection and payment of taxes and insurance. The increase of $7.1 million in accrued expenses and other liabilities was primarily the result of timing differences between the collection and remittance of funds received on loans serviced for investors.

Results of Operations: Three months ended September 30, 2012, compared to three months ended September 30, 2011.

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

The Company recognized a net profit for the three months ended September 30, 2012 of $1.6 million, or $0.06 per basic and diluted share, as compared to a net loss of $0.8 million, or $0.03 per basic and diluted share, for the prior-year comparable period. The increase in income is the result of an increase in net interest income of $.6 million, a decrease in the provision for loan losses, of $.5 million and an increase in noninterest income primarily associated with mortgage banking activity of $1.6 million offset by an increase in operating expenses of $.3 million.

PART I — FINANCIAL INFORMATION

Net Interest Income

Despite lower interest earning assets and liabilities, net interest income for the three months ended September 30, 2012 increased by $0.6 million, as compared to the prior-year comparable period. Interest income increased slightly with a larger decline realized in interest expense. Total interest income decreased $0.01 million during the current period compared with the same period in the prior year. A continued effort to replace nonperforming loans with performing loans as well as the change in mix of cash and available for sale securities to acquire better yielding assets limited the decline in yield during the ongoing low rate environment. Total interest expense declined $.6 million from a year ago, partially due to a decline in deposits, but primarily due to the Company’s ability to lower the cost funds. The low interest rate environment has allowed more repricing opportunities augmenting a more rapid decline in cost of funds.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the three months ended September 30, 2012 and 2011, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

	September 30, 2012			September 30, 2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
			(dollars in thousands)
Interest-earning assets

Loans (1)	$579,092	$6,986	4.83%	$584,752	$7,104	4.86%
Mortgage-backed securities	16,241	80	1.98%	4,911	50	4.07%
Investments and other	129,776	345	1.06%	151,019	244	0.65%

Total interest-earning assets	725,109	7,411	4.09%	740,682	7,398	4.00%

Non-interest-earning assets	55,441			42,853

Total assets	$780,550			$783,535

Interest-bearing liabilities

Deposits	$647,398	$1,326	0.82%	$651,711	$1,949	1.20%
Borrowings	36,028	270	3.00%	36,135	272	2.98%

Total interest-bearing liabilities	683,426	1,596	0.93%	687,846	2,221	1.29%

Non-interest-bearing liabilities	26,555			24,809

Total liabilities	709,981			712,655
Stockholders’ equity	70,570			70,880

Total liabilities and stockholders’ equity	$780,551			$783,535

Net interest income		$5,815			$5,177

Interest-rate spread			3.16%			2.71%

Net yield on interest-earning assets			3.21%			2.80%

Interest-earning assets to interest-bearing liabilities	106.10%			107.68%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

PART I — FINANCIAL INFORMATION

Provision for Loan Losses and Asset Quality

For the three months ended September 30, 2012, a provision for loan losses of $1.1 million was recorded to bring the total allowance for loan losses to a level considered by management to be appropriate, based on management’s evaluation of relevant factors, including the risk characteristics and trends of the loan portfolio, historic and current loss experience, current economic conditions and underlying collateral valuations. This compares with the $1.5 million for the three months ended September 30, 2011.

The Company implemented an enhanced loan accounting system in December 2011 which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. The Company charged off those loan amounts which had previously been specifically impaired. Remaining specific impairments known in prior periods as specific valuation allowances are now tracked as specific allocations to the allowance. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the quarter ended December 31, 2011 and reducing the allowance for loan losses associated with specific reserves. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Company’s loan portfolio. As of September 30, 2012, the allowance for loan losses no longer consists of a specific component and a general component. Rather, the allowance for loan losses maintains specific allocations where appropriate on loans where known risks have been identified but no clear loss has been quantified or deemed appropriate to be taken.

The following is a breakdown of the allowance for loan losses:

	September 30, 2012	June 30, 2012
General allowance	$14,683,135	$14,634,531
Specific allocation	1,452,505	1,418,334

Total allowance for loan losses	$16,135,640	$16,052,865

The allowance for loan losses remained flat at 2.9% of loans outstanding at September 30, 2012, and June 30, 2012. The company recorded net charge-offs of $1.0 million for the current quarter down from the $2.4 million recorded for the quarter ended June 30, 2012. The coverage ratio of the allowance for loan losses to nonperforming loans improved to 90.3% at September 30, 2012, compared with 80.7% at June 30, 2012, which is attributable to the ongoing reduction in nonperforming loan balances. Adversely classified assets continue to show reductions falling to $38.4 million at September 30, 2012. Trends continue to reflect directional improvement, management remains cautious due to continued uncertainty surrounding macroeconomic indicators. Furthermore management desires additional time periods of improved conditions and asset quality indicators before releasing reserves.

Management’s approach includes establishing a specific allocation by evaluating individual nonperforming loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management establishes a general allowance for pools of performing loans segregated by collateral type. For the general allowance, management is applying a prudent loss factor based on historical loss experience, trends based on changes to nonperforming loans and foreclosure activity, and a subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Company’s loss experience

PART I — FINANCIAL INFORMATION

for each category. Historical loss percentages are calculated based on transfers from the general reserve to the specific reserve, indicating a loss has been incurred, for each risk category during the historical period and dividing the total by the average balance of each category. Presently, historical loss percentages are updated on a monthly basis using an 18-month rolling average. Subjective adjustments are made to the Company’s historical experience, including consideration of trends in delinquencies and classified loans, portfolio growth, national and local economic and business conditions including unemployment, bankruptcy and foreclosures and effectiveness of credit administration, as appropriate.

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

The total allowance for loan losses increased slightly during the three months ended September 30, 2012. During the quarter $1.0 million was provided to commercial real-estate, $.6 million to one-to-four family, and $.3 million to commercial and industrial segments. While the one-to four family allocation was a replacement of charge offs the commercial and industrial and commercial real-estate were additional allocations reflecting overall changes in the portfolio. The multifamily and land both saw a release of reserves of $.8 million and $.1 million respectively back into the general allocation. The portion of the provision associated with the multi-family category was reduced during the quarter ended September 30, 2012 due to multi-family construction loans being converted to amortizing loans thus resulting in a lower risk profile. The remaining portion of the provision was allocated between consumer and one-to-four family construction. These allocations more than covered the $1.0 million in net charge offs taken during the quarter.

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

PART I — FINANCIAL INFORMATION

Nonperforming assets at September 30, 2012 and June 30, 2012 were as follows:

	September 30,	June 30,
(Dollars in thousands)	2012	2012
Loans on non-accruing status(1)
Real estate mortgages:
One-to-four family residential	$8,131	$9,191
Commercial	4,405	4,571
Multi-family residential	6	325
Construction and land	5,084	5,551
Non real estate	238	438

Total loans on nonaccrual status	$17,864	$20,076

Ratio of nonperforming loans to total loans	3.19%	3.60%

Other nonperforming assets(2)	$7,232	$7,734

Total nonperforming assets(3)	$25,096	$27,927

Total nonperforming assets to total assets	3.22%	3.51%

The levels of nonperforming loans at September 30, 2012 and June 30, 2012 were attributable to continued challenging local economic conditions. Residential markets nationally and locally have been adversely impacted by an elevated level of foreclosures, as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have experienced slow sales and price decreases. The Company has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, the Company continues to experience an elevated, but improving level of nonperforming loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, the Company’s primary market remains elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to other real estate owned, or charged off.

Non-Interest Income

For the three months ended September 30, 2012, non-interest income increased by $1.6 million from the prior-year comparable period. The increase in the current period was primarily attributed to higher income from net mortgage banking activities of approximately $2.1 million partially offset by higher provision for write downs and losses on the disposal of other real estate owned totaling $0.3 million. Also the Company did not sell the guaranteed portions on its Small Business Administration (“SBA”) loan originations during the quarter. This compares with SBA gains of $0.2 million in the quarter ended September 30, 2011.

The Company pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans. The majority of the mortgage lending activities in the current environment continues to involve refinancing and is highly correlated to interest rate movements and levels. The net gains on loan origination and sales activities totaled $4.0 million for the current period, which represented an increase of $2.2 million

PART I — FINANCIAL INFORMATION

compared with the prior-year period of $1.8 million. The high level of refinancing in the current period resulted in a loan servicing loss of $0.9 million compared to $0.8 million in the prior-year comparable quarter end. The Company recorded a valuation impairment charge against the book value of the mortgage loan servicing rights of $0.6 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively.

Gains and losses on the sale of other real estate owned, including write-downs, is recorded in non-interest income and was a net loss of $0.3 million for the quarter ended September 30, 2012, down from the net gains of $.1 million for the same prior-year period.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2012 increased by $0.3 million, or 5.0%, from the prior-year comparable period. This resulted from increased compensation of $.2 million, and outside service costs of $.3 million offset by lower other real estate owned expenses of $0.2 million.

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

Income Tax Expense (Benefit)

There was no federal income tax provision (benefit) recorded for the three months ended September 30, 2012, compared to a 3.0% benefit on the net loss for the prior-year comparable period. An ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $4.2 million, resulting in a net deferred tax asset of $0 at September 30, 2012.

PART I — FINANCIAL INFORMATION

Liquidity and Capital Resources

PVF’s shareholders’ equity totaled $72.8 million and $70.6 million for the quarters ended September 30, 2012 and 2011 respectively. On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, PVF contributed approximately $20.0 million of the proceeds to the capital of Park View Federal to improve its regulatory capital position. At September 30, 2012, Park View Federal’s Tier 1 (core) capital ratio was 9.16% and its total risk-based capital ratio was 13.34%. The Bank’s primary regulator, the OCC, has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At September 30, 2012, the Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

	Park View		Requirement for
	Federal	Percent of	Well-Capitalized
(In thousands)	Capital	Assets (1)	Institution
Tangible capital	$79,587	9.16%	N/A
Tier-1 core capital	72,017	9.16%	5.00%
Tier-1 risk-based capital	72,017	12.06%	6.00%
Total risk-based capital	72,017	13.34%	10.00%

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

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

PART I — FINANCIAL INFORMATION

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

The Company currently does not pay dividends on its common shares. In addition, pursuant to the terms of the Company Order, the Company is not permitted to declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem any Company equity stock without the prior non-objection of the Federal Reserve Board. The Company’s ability to pay dividends is also dependent, in part; on its receipt of dividends from Park View Federal. This restriction may adversely affect the market price for PVF’s common shares. Besides the limitations imposed by the Company Order, PVF’s ability to pay dividends will depend on a number of factors, including capital requirements, its financial condition and results of operations including its ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions. PVF has cash of approximately $.8 million at the parent company level available to service its operating expenses and for future investment in Park View Federal, if necessary. It has no debt obligations. PVF also derives its liquidity resources for operating obligations from its non subsidiaries which are sufficient to meet current operating obligations. Management believes its current liquidity levels are adequate to meet its operating obligations over the next twelve months.

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

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	N/A

(b)	N/A

(c)	The Company did not repurchase its equity securities during the period ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities.

  None.

PART II — OTHER INFORMATION

Item 4.	Mine Safety Disclosures.

  None.

Item 5.	Other Information.

  None.

Item 6.	Exhibits.

3.1 [1]	First Amended and Restated Articles of Incorporation, as amended

3.2 [2]	Code of Regulations, as amended and restated

4[3]	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

31.1 [4]	Rule 13a-14(a) Certification of Chief Executive Officer

31.2 [4]	Rule 13a-14(a) Certification of Chief Financial Officer

32 [4]	Section 1350 Certifications

101.INS[5]	XBRL Instance Document.

101.DEF[5]	XBRL Taxonomy Extension Definition Linkbase Document.

101.SCH[5]	XBRL Taxonomy Extension Schema Document.

101.CAL[5]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB[5]	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE[5]	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2010 (Commission File No. 333-163037).
(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2008 (Commission File No. 0-24948).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 6, 2011.
(4)	Filed herewith.
(5)	In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.
(Registrant)

Date: November 14, 2012	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer
(Duly authorized officer)

/s/ James H. Nicholson
James H. Nicholson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)