Form 10-Q
period 2012-12-31
PVF CAPITAL CORP
filed 2013-02-13
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	26,399,939
(Class)	(Outstanding at February 13, 2013)

PVF CAPITAL CORP.

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31, 2012	June 30, 2012
		(Revised)
ASSETS
Cash and amounts due from financial institutions	$18,244,640	$5,840,608
Interest-bearing deposits	76,213,244	114,269,532

Total cash and cash equivalents	94,457,884	120,110,140
Securities available for sale	39,761,108	38,658,044
Loans receivable held for sale, net	30,088,784	25,062,786
Loans receivable, net of allowance of $15,140,258 and $16,052,865	554,575,556	541,627,515
Office properties and equipment, net	7,257,530	7,237,165
Real estate owned, net	7,743,837	7,733,578
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank-owned life insurance	23,733,554	23,648,663
Prepaid expenses and other assets	11,368,976	14,560,882

Total assets	$781,798,329	$791,449,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$57,769,225	$51,786,588
Interest bearing deposits	576,543,453	604,192,552

Total deposits	634,312,678	655,979,140
Note payable	992,778	1,046,111
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Advances from borrowers for taxes and insurance	14,258,286	4,469,292
Accrued expenses and other liabilities	22,136,354	24,824,454

Total liabilities	706,700,096	721,318,997

Stockholders’ equity
Serial preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 65,000,000 shares authorized; 26,399,939 and 26,217,796 shares issued, respectively	263,999	262,178
Additional paid-in capital	101,401,786	100,897,561
Retained earnings (accumulated deficit)	(22,656,233)	(26,719,600)
Accumulated other comprehensive income (loss)	(74,172)	(472,116)
Treasury stock at cost, 472,725 shares	(3,837,147)	(3,837,147)

Total stockholders’ equity	75,098,233	70,130,876

Total liabilities and stockholders’ equity	$781,798,329	$791,449,873

See Notes to the Consolidated Financial Statememts

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
		(Revised)		(Revised)
Interest and dividends income
Loans	$6,821,542	$7,031,785	$13,654,494	$14,099,808
Mortgage-backed securities	49,515	65,918	129,746	115,639
Federal Home Loan Bank stock dividends	152,963	129,164	288,337	256,924
Securities	125,172	14,125	266,410	38,342
Federal funds sold and interest-bearing deposits	64,627	88,388	132,923	180,886

Total interest and dividends income	7,213,819	7,329,380	14,471,910	14,691,599

Interest expense
Deposits	1,170,418	1,783,133	2,496,146	3,732,180
Long-term borrowings	270,444	272,180	541,150	544,620

Total interest expense	1,440,862	2,055,313	3,037,296	4,276,800

Net interest income	5,772,957	5,274,067	11,434,614	10,414,799
Provision for loan losses	1,000,000	1,966,000	2,050,000	3,466,000

Net interest income after provision for loan losses	4,772,957	3,308,067	9,384,614	6,948,799

Non-interest income
Service charges and other fees	470,763	205,860	651,155	384,678
Mortgage banking activities, net	3,764,597	1,807,022	6,890,844	2,817,187
Gain (loss) on sale of SBA loans	—	—	(3,686)	221,218
Increase in cash surrender value of bank-owned life insurance	37,426	56,288	84,892	118,987
Gain (loss) on real estate owned	(99,160)	(384,069)	(117,041)	(243,957)
Provision for real estate owned losses	(219,742)	(805,423)	(453,462)	(874,823)
Other, net	251,738	246,463	443,938	373,970

Total non-interest income	4,205,622	1,126,141	7,496,640	2,797,260

Non-interest expense
Compensation and benefits	3,246,259	2,732,389	6,356,018	5,627,087
Office occupancy and equipment	568,368	564,384	1,137,957	1,163,294
FDIC insurance	202,238	426,732	634,477	855,431
Professional and legal	240,893	130,000	360,893	245,000
Outside services	594,046	617,404	1,368,891	1,113,071
Maintenance contracts	175,313	222,523	350,153	418,857
Franchise tax	196,707	225,427	393,414	450,855
Real estate owned and collection expense	463,130	783,512	848,634	1,397,371
Other	568,863	640,958	1,310,453	1,266,233

Total non-interest expense	6,255,817	6,343,329	12,760,890	12,537,199

Income (loss) before federal income taxes	2,722,762	(1,909,121)	4,120,364	(2,791,140)
Federal income tax provision (benefit)	57,000	—	57,000	(25,178)

Net income (loss)	$2,665,762	$(1,909,121)	$4,063,364	$(2,765,962)

Basic earnings (loss) per share	$0.10	$(0.07)	$0.16	$(0.11)

Diluted earnings (loss) per share	$0.10	$(0.07)	$0.15	$(0.11)

Dividend declared per common share	$0	$0	$0	$0

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
		(Revised)		(Revised)
Net income (loss)	$2,665,762	($1,909,121)	$4,063,364	($2,765,962)
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) on available for sale securities	250,632	71,099	397,944	119,973
Reclassification adjustment for (gains) included in net income	—	—	—	—
Tax effect	—	—	—	—

Total other comprehensive income (loss)	250,632	71,099	397,944	119,973

Total comprehensive income (loss)	$2,916,394	($1,838,022)	$4,461,308	($2,645,989)

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2012	2011
		Revised
Operating activities:
Net income (loss)	$4,063,364	$(2,765,962)
Adjustments to reconcile net income to net cash flow from operating activities
Amortization of premium available for sale securities	27,684	21,287
Depreciation and amortization	349,265	355,372
Provision for loan losses	2,050,000	3,466,000
Gain on the sale of loans receivable held for sale	(7,309,081)	(3,383,819)
Gain(loss) on the sale of SBA loans	3,686	(221,218)
Provision for real estate owned losses	453,462	874,823
Deferral of loan origination fees, net	(152,328)	(280,371)
(Gain) loss on disposal of real estate owned, net	117,041	243,957
Market adjustment for loans held for sale	(388,241)	(37,818)
Change in fair value of mortgage banking derivatives	(757,477)	(534,976)
Stock compensation	468,597	120,300
Proceeds from loans receivable held for sale	220,822,594	145,077,380
Origination of loans receivable held for sale, net	(220,148,021)	(141,869,996)
Increase in cash surrender value of bank-owned life insurance	(84,892)	(118,987)
Net change in other assets and other liabilities	3,049,350	7,094,231

Net cash from (used in) operating activities	2,565,003	8,040,203

Investing activities:
Loan repayments and originations, net	(17,224,495)	(7,451,042)
Principal repayments on securities available for sale	3,367,621	1,343,649
Calls of securities available for sale	7,750,000	8,950,000
Purchase of securities available for sale	(11,645,424)	(18,805,028)
Additions to office properties and equipment, net	(369,631)	(184,840)
Proceeds from sale of real estate owned	1,798,020	1,886,183

Net cash from (used in) investing activities	(16,323,909)	(14,261,078)

Financing activities:
Net increase in demand deposits, NOW and passbook savings	19,511,154	14,047,344
Net decrease in time deposits	(41,177,615)	(7,987,662)
Repayment of note payable	(53,333)	(53,333)
Net increase (decrease) in advances from borrowers for taxes and insurance	9,788,994	2,773,094
Proceeds from the issuance of common shares	37,450	—

Net cash from (used in) financing activities	(11,893,350)	8,779,443

Net increase (decrease) in cash and cash equivalents	(25,652,256)	2,558,568
Cash and cash equivalents at beginning of period	120,110,140	149,291,405

Cash and cash equivalents at end of period	$94,457,884	$151,849,973

Supplemental disclosures of cash flow information:
Cash payments of interest	$3,033,488	$4,249,373
Cash payments of income taxes	$—	$—
Supplemental noncash investing activity:
Transfer of loans to real estate owned	$2,378,783	$4,662,793

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended

December 31, 2012 and 2011

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

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions for Form10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at December 31, 2012, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements were prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and note disclosures required by U.S. GAAP.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, PVF Service Corporation (“PVFSC”), Mid Pines Land Company, PVF Holdings, Inc., PVF Mortgage Corp. and PVF Community Development Corp. PVFSC owns certain premises and leases them to the Bank. Mid Pines Land Company, PVF Holdings, Inc., PVF Mortgage Corp. and PVF Community Development Corp. did not have any significant assets or activity as of or for the periods presented. All significant intercompany transactions and balances are eliminated in consolidation. In the period ended December 31, 2012, the Company reclassified certain loans between the loan portfolio segments and reclassified certain deposits between interest bearing and non-interest bearing as presented previously in the Company’s Annual Report on Form 10-K to conform to the current period presentation.

PVFSC and the Bank have entered into various nonconsolidated joint ventures that own real estate, including properties leased to the Bank. The Bank has created various limited liability companies that have taken title to property acquired through or in lieu of foreclosure.

Part I — FINANCIAL INFORMATION

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

NOTE 2 — ADJUSTMENT FOR FREDDIE MAC INTEREST

During the quarter ended December 31, 2012, the Company identified that it was not making appropriate adjustments with respect to interest on residential mortgage loans originated and sold into the secondary market. In these mortgage sales, interest was advanced by Freddie Mac for the period from the first day of the month until the date of settlement with Freddie Mac to ensure a whole payment is subsequently remitted by the Company to Freddie Mac. Such amounts should have been reversed monthly from interest income and included in the liability account of funds due Freddie Mac. It was determined that the adjustments to reverse interest income were not made beginning August 2011.

The Company is applying relevant guidance from the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) to assess the materiality of the interest income adjustments described above. It was determined, based upon the assessment, that the adjustment was immaterial to the previously reported amounts contained in the Company’s prior periodic filings. Although the interest income adjustments were immaterial to prior periods, recording the cumulative impact of the out-of period correction in the second quarter of 2013 would be material. Therefore the Company applied the guidance for accounting for changes and error corrections and revised the prior period financial statements presented per SAB 108.

The guidance also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company is therefore revising the previously reported financial information for the quarters ended December 31, 2011 and September 30, 2012 as well as the six months ended December 31, 2011. The adjustments for both the quarters ended December 31, 2011 and September 30, 2012 and the six months ended December 31, 2011 is a decrease to interest income of $0.2 million and an increase in accrued expenses and other liabilities for the same amount. These adjustments do not require previously filed reports with the SEC to be amended. The Company intends to continue to revise the previously reported consolidated financial statements for certain comparative quarterly and annual periods through subsequent filings. The Company considers these adjustments to be immaterial to prior periods.

The applicable effect on the prior year balance sheet and statement of operations related to the adjustment for interest income on residential loans is as follows:

Part I — FINANCIAL INFORMATION

	June 30,	December 31,	December 31,	September 30,
	2012	2011	2011	2012
Balance Sheet:
Accrued expenses and other liabilities as previously reported	$24,224,709	$17,157,021		$17,167,776
Adjustment for interest income on residential loans sold	599,745	188,206		753,230

Accrued expenses and other liabilities as adjusted	$23,824,454	$17,345,227		$17,921,006

Retained earnings (accumulated deficit) as previously reported	$(26,119,855)	$(27,366,533)		$(24,568,768)
Net impact of adjustment for interest income on residential loans sold	(599,745)	(188,206)		(753,230)

Retained earnings as adjusted	$(26,719,600)	$(27,554,739)		$(25,321,998)

Total stockholders’ equity as previously reported	$70,730,621	$68,949,429		$72,830,369
Net impact of adjustment for interest income on residential loans sold	(599,745)	(188,206)	(188,206)	(753,230)

Total stockholders’ equity as adjusted	$70,130,876	$68,761,223	$68,761,223	$72,077,139

	For the year ended June 30, 2012	For the quarter ended December 31, 2011	For the six months ended December 31, 2011	For the quarter ended September 30, 2012
Statement of Operations:
Interest and divdends income on loans as previously reported	$28,382,546	$7,183,747	$14,288,014	$6,986,437
Adjustment for interest income on residential loans sold	(599,745)	(151,962)	(188,206)	(153,485)

Interest and divdends income on loans as adjusted	$27,782,801	$7,031,785	$14,099,808	$6,832,952

Total interest and dividends income	$29,847,913	$7,481,342	$14,879,805	$7,411,575
Adjustment for interest income on residential loans sold	(599,745)	(151,962)	(188,206)	(153,485)

Total interest and dividends income as adjusted	$29,248,168	$7,329,380	$14,691,599	$7,258,090

Net interest income as previously reported	$21,973,522	$5,426,029	$10,603,005	$5,815,141
Adjustment for interest income on residential loans sold	(599,745)	(151,962)	(188,206)	(153,485)

Net interest income as adjusted	$21,373,777	$5,274,067	$10,414,799	$5,661,656

Net interest income after provision for loan losses as previously reported	$14,991,522	$3,460,029	$7,137,005	$4,765,141
Adjustment for interest income on residential loans sold	(599,745)	(151,962)	(188,206)	(153,485)

Net interest income as adjusted	$14,391,777	$3,308,067	$6,948,799	$4,611,656

Income (loss) before federal income taxes as previously reported	$(1,550,076)	$(1,757,159)	$(2,602,934)	$1,551,087
Adjustment for interest income on residential loans sold	(599,745)	(151,962)	(188,206)	(153,485)

Income (loss) before federal income taxes as adjusted	$(2,149,821)	$(1,909,121)	$(2,791,140)	$1,397,602

Net income (loss) as previously reported	$(1,331,077)	$(1,757,159)	$(2,577,756)	$1,551,087
Adjustment for interest income on residential loans sold	(599,745)	(151,962)	(188,206)	(153,485)

Net income (loss) as adjusted	$(1,930,822)	$(1,909,121)	$(2,765,962)	$1,397,602

Basic earnings (loss) per share as previously reported	$(0.05)	$(0.07)	$(0.10)	$0.06
Adjustment for interest income on residential loans sold	-0.03	0.00	-0.01	-0.01

Basic earnings (loss) per share as adjusted	$(0.08)	$(0.07)	$(0.11)	$0.05

Part I — FINANCIAL INFORMATION

NOTE 3 — SECURITIES

As of December 31, 2012 and June 30, 2012, respectively, the amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
FNMA structured notes	$—	$—	$—	$—
Trust preferred and corporate securities	19,235,413	930,789	(13,054)	20,153,148
Mortgage-backed GSE securities	19,322,768	298,546	(13,354)	19,607,960

Total	$38,558,181	$1,229,335	$(26,408)	$39,761,108

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
FNMA structured notes	$2,000,000	$9,320	$—	$2,009,320
Trust preferred and corporate securities	20,964,197	344,230	(46,665)	21,261,762
Mortgage-backed GSE securities	15,093,864	293,098		15,386,962

Total	$38,058,061	$646,648	$(46,665)	$38,658,044

Management performs a quarterly evaluation of investment securities for other-than-temporary impairment. At December 31, 2012 and June 30, 2012, respectively, the gross unrealized losses were in a loss position for less than 12 months. Management does not believe that any of these losses at December 31, 2012 or June 30, 2012 represent an other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-then-temporary impairment is identified.

Part I — FINANCIAL INFORMATION

The amortized cost and fair value of securities available-for-sale, by contractual maturity, are shown below:

	December 31, 2012
	Amortized
	Cost	Fair Value
One to five years	$980,465	$977,360
Five to ten years	5,031,225	5,145,540
Greater than 10 years	13,223,722	14,030,248
Mortgage-backed GSE securities	19,322,769	19,607,960

Total	$38,558,181	$39,761,108

These mortgage-backed securities are backed by residential mortgage loans and do not mature on a single maturity date. Securities pledged as collateral for contingent funding at the Federal Home Loan Bank of Cincinnati were approximately $11.6 million.

NOTE 4 — LOANS RECEIVABLE

Loans receivable at December 31, 2012, and June 30, 2012 consisted of the following:

	December 31,	June 30,
	2012	2012
One-to-Four Family Loans:
1-4 Family Owner Occupied	$63,539,236	$58,743,933
1-4 Family Non-Owner Occupied	30,432,720	34,368,320
1-4 Family Second Mortgage	27,891,777	29,202,145
Home Equity Lines of Credit	61,053,762	65,908,899
Home Equity Investment Lines of Credit	4,357,795	5,645,851
One-to-Four Family Construction Loans:
1-4 Family Construction	2,246,614	514,052
1-4 Family Construction Models/Speculative	748,141	1,608,137
Multi-Family Loans:
Multi-Family	63,381,151	53,959,459
Multi-Family Second Mortgage	63,753	145,642
Multi-Family Construction	863,526	5,375,000
Commercial Real Estate Loans:
Commercial	197,964,844	198,287,457
Commercial Second Mortgage	4,617,198	5,750,283
Commercial Lines of Credit	25,983,125	22,335,619
Commercial Construction	9,914,225	7,732,736
Commercial and Industrial Loans	52,599,121	35,443,184
Land Loans:
Lot Loans	8,063,269	12,091,093
Acquisition and Development Loans	15,287,575	19,093,006
Consumer Loans	1,341,127	2,112,708

Total loans receivable	570,348,959	558,317,524
Net deferred loan origination fees	(633,145)	(637,144)
Allowance for loan losses	(15,140,258)	(16,052,865)

Total loans receivable, net	$554,575,556	$541,627,515

Part I — FINANCIAL INFORMATION

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2012:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Beginning balance at September 30, 2012	$5,689,939	$312,954	$1,136,178	$5,796,594	$1,230,094	$1,959,076	$10,805	$16,135,640
Provision for loan losses	1,053,045	11,189	1,122,341	(495,273)	(120,845)	(570,461)	4	1,000,000
Charge-offs	(1,435,386)	0	(605,364)	(27,532)	(28,436)	0	0	(2,096,718)
Recoveries	10,292	0	0	57,735	5,319	27,990	0	101,336

Ending balance at December 31, 2012	$5,317,890	$324,143	$1,653,155	$5,331,524	$1,086,132	$1,416,605	$10,809	$15,140,258

The following table presents activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2012:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Beginning balance at June 30, 2012	$5,765,276	$305,312	$1,903,138	$5,084,179	$928,043	$2,057,301	$9,616	$16,052,865
Provision for loan losses	1,676,824	54,790	355,381	448,021	192,121	(691,088)	13,951	2,050,000
Charge-offs	(2,177,071)	(45,959)	(605,364)	(276,025)	(40,936)	(20,078)	(13,000)	(3,178,433)
Recoveries	52,861	10,000	—	75,349	6,904	70,470	242	215,826

Ending balance at December 31, 2012	$5,317,890	$324,143	$1,653,155	$5,331,524	$1,086,132	$1,416,605	$10,809	$15,140,258

Part I — FINANCIAL INFORMATION

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2011:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Beginning balance at September 30, 2011	$7,858,667	$1,196,984	$1,170,228	$8,338,763	$2,129,697	$8,590,912	$267,912	$29,553,163
Provision for loan losses	2,262,212	182,120	438,726	(752,786)	(113,432)	(178,528)	127,688	1,966,000
Charge-offs	(4,252,275)	(848,596)	(368,828)	(2,160,663)	(508,173)	(6,095,981)	0	(14,234,516)
Recoveries	35,526	0	0	85,699	51,931	57,352	0	230,508

Ending balance at December 31, 2011	$5,904,130	$530,508	$1,240,126	$5,511,013	$1,560,023	$2,373,755	$395,600	$17,515,155

The following table presents activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2011:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Beginning balance at June 30, 2011	$8,841,454	$1,266,740	$1,767,336	$8,458,942	$1,663,894	$7,891,305	$107,222	$29,996,893
Provision for loan losses	1,750,818	221,686	78,280	197,111	380,225	549,502	288,378	3,466,000
Charge-offs	(4,728,433)	(957,918)	(605,490)	(3,250,011)	(537,782)	(6,124,403)	—	(16,204,037)
Recoveries	40,291	—	—	104,971	53,686	57,351	—	256,299

Ending balance at December 31, 2011	$5,904,130	$530,508	$1,240,126	$5,511,013	$1,560,023	$2,373,755	$395,600	$17,515,155

Part I — FINANCIAL INFORMATION

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2012. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees, but excludes accrued interest receivable which is not considered to be material.

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$48,267	$101,716	$0	$98,725	$300,860	$252,000	$0	$801,568
Collectively evaluated for impairment	5,269,623	222,427	1,653,155	5,232,799	785,272	1,164,605	10,809	14,338,690

Total ending allowance balance	$5,317,890	$324,143	$1,653,155	$5,331,524	$1,086,132	$1,416,605	$10,809	$15,140,258

Loans
Loans individually evaluated for impairment	$10,936,808	$827,652	$790,119	$11,342,376	$501,844	$5,734,960	$0	$30,133,759
Loans collectively evaluated for impairment	176,130,589	2,163,778	63,446,922	226,872,279	52,038,887	17,589,962	1,339,638	539,582,055

Total ending loans balance	$187,067,397	$2,991,430	$64,237,041	$238,214,655	$52,540,731	$23,324,922	$1,339,638	$569,715,814

Part I — FINANCIAL INFORMATION

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2012. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees, but excludes accrued interest receivable which is not considered to be material.

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$665,033	$101,716	$0	$98,725	$300,860	$252,000	$0	$1,418,334
Collectively evaluated for impairment	5,100,243	203,596	1,903,138	4,985,454	627,183	1,805,301	9,616	14,634,531

Total ending allowance balance	$5,765,276	$305,312	$1,903,138	$5,084,179	$928,043	$2,057,301	$9,616	$16,052,865

Loans
Loans individually evaluated for impairment	$13,243,350	$880,749	$622,228	$11,902,730	$740,297	$7,189,109	$0	$34,578,463
Loans collectively evaluated for impairment	180,404,558	1,239,018	58,789,996	221,936,205	34,662,439	23,959,404	2,110,297	523,101,917

Total ending loans balance	$193,647,908	$2,119,767	$59,412,224	$233,838,935	$35,402,736	$31,148,513	$2,110,297	$557,680,380

Part I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2012 and the average recorded investment and interest income recognized by class for the six months ended December 31, 2012:

	December 31, 2012			Three months ended December 31, 2012			Six months ended December 31, 2012
	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
	Balance (1)	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$5,968,794	$5,335,175	$—	$5,360,606	$18,738	$18,738	$5,205,370	$38,975	$38,975
1-4 Family Non-Owner Occupied	3,263,589	1,865,897	—	2,149,860	1,034	1,034	1,997,999	2,320	2,320
1-4 Family Second Mortgage	1,354,492	937,921	—	1,103,597	1,945	1,945	1,040,253	3,898	3,898
Home Equity Lines of Credit	2,605,295	2,117,775	—	1,899,879	57	57	1,933,521	889	889
Home Equity Investment Lines of Credit	585,037	335,518	—	216,467	—	—	246,229	375	375
One-to-Four Family Construction Loans:
1-4 Family Construction Models/Speculative	678,780	306,868	—	323,334	—	—	307,507	—	—
Multi-Family Loans:
Multi-Family	790,997	790,119	—	570,867	8,682	8,682	545,187	19,664	19,664
Commercial Real Estate Loans:
Commercial	8,064,952	7,763,645	—	8,763,178	51,328	51,328	8,501,429	100,935	100,935
Commercial Lines of Credit	1,580,903	1,579,148	—	936,296	10,634	10,634	1,096,176	22,908	22,908
Commercial Construction	828,491	643,888	—	643,869	—	—	643,872	—	—
Commercial and Industrial Loans	554,260	201,318	—	293,675	64	64	220,622	96	96
Land Loans:
Lot Loans	4,199,470	3,260,804	—	3,731,165	11,285	11,285	3,757,472	20,611	20,611
Acquisition and Development Loans	4,955,309	2,340,159	—	2,696,683	16,310	16,310	2,357,474	16,310	16,310

Total with no related allowance recorded	$35,430,369	$27,478,235	$—	$28,689,476	$120,077	$120,077	$27,853,111	$226,981	$226,981

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$229,342	$229,087	$39,981	$230,786	$1,296	$1,296	$229,936	$2,602	$2,602
1-4 Family Non-Owner Occupied	115,563	115,435	8,286	116,330	908	908	115,882	1,822	1,822
1-4 Family Second Mortgage	—	—	—	164,449	—	—	123,168	—	—
Home Equity Lines of Credit	—	—	—	619,168	—	—	481,327	—	—
Home Equity Investment Lines of Credit	—	—	—	268,420	—	—	198,983	—	—
One-to-Four Family Construction Loans:
1-4 Family Construction Models/Speculative	521,363	520,784	101,716	524,101	6,951	6,951	523,271	14,013	14,013
Commercial Real Estate Loans:
Commercial	1,357,202	1,355,695	98,725	1,355,663	18,356	18,356	1,355,668	37,731	37,731
Commercial and Industrial Loans	300,860	300,526	300,860	300,519	3,927	3,927	300,520	7,897	7,897
Land Loans:
Lot Loans	134,146	133,997	252,000	134,729	2,020	2,020	134,364	4,050	4,050

Total with an allowance recorded	$2,658,476	$2,655,524	$801,568	$3,714,165	$33,458	$33,458	$3,463,119	$68,115	$68,115

	$38,088,045	$30,133,759	$801,568	$32,403,641	$153,535	$153,535	$31,316,230	$295,096	$295,096

(1)	There are $11.5 million of loans individually identified for impairment accruing interest.

Part I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012:

	June 30, 2012
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance (1)	Investment	Allocated
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$6,380,803	$5,671,079	$—
1-4 Family Non-Owner Occupied	4,597,708	2,453,581	—
1-4 Family Second Mortgage	1,455,914	1,230,284	—
Home Equity Lines of Credit	1,834,685	1,832,595	—
Home Equity Investment Lines of Credit	157,120	156,943	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Speculative	678,779	354,986	—
Multi-Family Loans:
Multi-Family	635,053	622,228	—
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	10,902,253	9,286,679	—
Commercial Second Mortgage	—	—	—
Commercial Lines of Credit	617,240	616,536	—
Commercial Construction	828,490	643,863	—
Commercial and Industrial Loans	801,075	439,781	—
Land Loans:
Lot Loans	5,235,050	3,678,550	—
Acquisition and Development Loans	5,986,575	3,375,100	—
Consumer Loans	—	—	—

Total with no related allowance recorded	$40,110,745	$30,362,205	$—

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$232,751	$232,485	$39,981
1-4 Family Non-Owner Occupied	117,360	117,226	8,286
1-4 Family Second Mortgage	247,293	247,011	14,685
Home Equity Lines of Credit	895,875	894,852	299,759
Home Equity Investment Lines of Credit	407,757	407,293	302,322
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Speculative	526,363	525,762	101,716
Multi-Family Loans:
Multi-Family	—	—	—
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	1,357,202	1,355,653	98,725
Commercial Second Mortgage	—	—	—
Commercial Lines of Credit	—	—	—
Commercial Construction	—	—	—
Commercial and Industrial Loans	300,860	300,517	300,860
Land Loans:
Lot Loans	135,614	135,459	252,000
Acquisition and Development Loans	—	—	—
Consumer Loans	—	—	—

Total with an allowance recorded	$4,221,075	$4,216,258	$1,418,334

Total loans evaluated for impairment	$44,331,820	$34,578,463	$1,418,334

(1)	There are $13.9 million of loans individually identified for impairment accruing interest.

Part I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

	December 31, 2011			Three months ended December 31, 2011			Six months ended December 31, 2011
	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
	Balance (1)	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$4,127,635	$4,121,552	$—	$5,106,332	$54,961	$54,961	$5,777,675	$102,434	$102,434
1-4 Family Non-Owner Occupied	9,794,159	5,972,547	—	4,406,714	431	431	3,322,868	7,726	7,726
1-4 Family Second Mortgage	1,721,543	1,509,445	—	1,512,262	525	525	1,356,011	632	632
Home Equity Lines of Credit	931,227	929,855	—	862,529	1,283	1,283	888,297	1,865	1,865
Home Equity Investment Lines of Credit	195,615	195,327	—	252,470	3,888	3,888	212,873	4,205	4,205
One-to-Four Family Construction Loans:
1-4 Family Construction Models/Speculative	1,780,693	929,473	—	553,035	875	875	427,660	2,197	2,197
Multi-Family Loans:
Multi-Family	1,009,214	638,899	—	472,151	—	—	1,029,494	—	—
Commercial Real Estate Loans:
Commercial	10,315,938	8,351,813	—	7,803,394	—	—	7,345,661	25,577	25,577
Commercial Second Mortgage	161,611	133,314	—	351,926	—	—	424,784	—	—
Commercial Lines of Credit	4,650,965	4,644,111	—	3,631,479	—	—	3,387,082	2,186	2,186
Commercial Construction	828,491	643,587	—	506,491	—	—	460,784	—	—
Commercial and Industrial Loans	6,138,581	5,385,826	—	3,970,791	—	—	3,166,703	—	—
Land Loans:
Lot Loans	4,406,980	3,210,086	—	2,276,039	621	621	1,838,732	1,428	1,428
Acquisition and Development Loans	7,840,884	2,923,748	—	1,516,694	8,370	8,370	1,157,537	8,370	8,370
Consumer Loans	—	—	—	—	616	616	—	616	616

Total with no related allowance recorded	$53,903,536	$39,589,583	$—	$33,222,307	$71,570	$71,570	$30,796,161	$157,236	$157,236

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$—	$—	$—	$814,174	$—	$—	$772,054	$719	$719
1-4 Family Non-Owner Occupied	119,114	118,938	1,900	2,368,645	—	—	3,204,972	3,565	3,565
1-4 Family Second Mortgage	—	—	—	228,256	—	—	240,977	—	—
Home Equity Lines of Credit	2,183,981	2,180,763	936,094	2,253,074	—	—	2,258,970	—	—
Home Equity Investment Lines of Credit	592,696	591,823	439,090	468,496	—	—	427,380	1,286	1,286
One-to-Four Family Construction Loans:
1-4 Family Construction Models/Speculative	526,363	525,588	101,716	1,603,299	—	—	2,067,299	—	—
Multi-Family Loans:
Multi-Family	—	—	—	184,112	—	—	245,475	—	—
Multi-Family Second Mortgage	—	—	—	—	—	—	—	1,660	1,660
Commercial Real Estate Loans:
Commercial	3,358,796	3,353,847	207,254	4,860,846	—	—	6,108,217	6,936	6,936
Commercial Second Mortgage	—	—	—	68,440	—	—	45,627	—	—
Commercial Lines of Credit	195,706	195,418	195,706	97,709	—	—	65,139	—	—
Commercial Construction	—	—	—	1,423,608	—	—	2,097,742	—	—
Commercial and Industrial Loans	1,702,211	1,699,703	336,389	2,487,062	—	—	2,204,063	2,920	2,920
Land Loans:
Lot Loans	382,310	381,746	266,685	1,789,263	2,063	2,063	2,183,454	8,805	8,805
Acquisition and Development Loans	—	—	—	4,794,352	—	—	6,550,927	24,176	24,176

Total with an allowance recorded	$9,061,177	$9,047,826	$2,484,834	$23,441,336	$2,063	$2,063	$28,472,296	$50,067	$50,067

	$62,964,713	$48,637,409	$2,484,834	$56,663,643	$73,633	$73,633	$59,268,457	$207,203	$207,203

(1)	There are $19.0 million of loans individually identified for impairment accruing interest.

Part I — FINANCIAL INFORMATION

Past Due and Non-Accrual Loans

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loan as of December 31, 2012 and June 30, 2012. Non-accrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	December 31, 2012		June 30, 2012
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual(1)	Still Accruing(2)	Nonaccrual(1)	Still Accruing(2)
One-to-Four Family Loans:
1-4 Family Owner Occupied	$2,838,333	$—	$2,871,746	$—
1-4 Family Non-Owner Occupied	1,820,644	—	2,461,281	—
1-4 Family Second Mortgage	524,420	—	566,444	—
Home Equity Lines of Credit	2,120,667	—	2,727,447	—
Home Equity Investment Lines of Credit	336,167	—	564,235	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—
1-4 Family Construction Models/Speculative	307,622	—	355,355	—
Multi-Family Loans:
Multi-Family	499,920	—	324,602	—
Multi-Family Second Mortgage	—	—	—	—
Multi-Family Construction	—	—	—	—
Commercial Real Estate Loans:
Commercial	3,346,164	—	3,310,170	—
Commercial Second Mortgage	—	—	—	—
Commercial Lines of Credit	1,580,903	216,783	616,537	—
Commercial Construction	644,808	—	644,072	—
Commercial and Industrial Loans	200,000	29,903	437,729	—
Land Loans:
Lot Loans	2,582,940	—	3,815,778	—
Acquisition and Development Loans	1,162,177	382,580	1,380,199	—
Consumer Loans	—	—	—	—

Total	$17,964,765	$629,266	$20,075,595	$—

(1)	Non-accrual status denotes loans which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectability of the principal balance of the loan.
(2)	At December 31, 2012 and June 30, 2012, the Company had balances of approximately $4.8 million and $6.3 million, respectively, in loans that have matured and continue to make current payments. These loans are not considered past due as a result of their payment status being current.

Part I — FINANCIAL INFORMATION

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loan. Performing loans are accruing loans less than 90 days past due. Nonperforming loans are all loans not accruing or greater than 90 days past due. At December 31, 2012, the Company had a balance of approximately $4.8 million in loans that were contractually past maturity but were not considered past due as a result of the payment status being current.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Performing Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$798,568	$142,270	$—	$940,838	$59,689,530	$60,630,368
1-4 Family Non-Owner Occupied	313,332	124,144	—	437,476	28,140,818	28,578,294
1-4 Family Second Mortgage	375,955	17,591	—	393,546	26,942,849	27,336,395
Home Equity Lines of Credit	401,154	25,567	—	426,721	58,438,598	58,865,319
Home Equity Investment Lines of Credit	315,757	—	—	315,757	3,701,033	4,016,790
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	2,244,120	2,244,120
1-4 Family Construction Models/Speculative	—	—	—	—	439,688	439,688
Multi-Family Loans:
Multi-Family	267,804	—	—	267,804	62,543,067	62,810,871
Multi-Family Second Mortgage	—	—	—	—	63,682	63,682
Multi-Family Construction	—	—	—	—	862,567	862,567
Commercial Real Estate Loans:
Commercial	2,225,432	1,019,409	—	3,244,841	191,154,078	194,398,919
Commercial Second Mortgage	1,424,808	—	—	1,424,808	3,187,264	4,612,072
Commercial Lines of Credit	194,278	—	—	194,278	23,932,414	24,126,692
Commercial Construction	—	—	—	—	9,258,411	9,258,411
Commercial and Industrial Loans					52,340,731	52,340,731
Land Loans:
Lot Loans	—	15,440	—	15,440	5,455,938	5,471,378
Acquisition and Development Loans	—	—	—	—	13,725,847	13,725,847
Consumer Loans	—	—	—	—	1,339,638	1,339,638

Total Performing Loans	$6,317,088	$1,344,421	$—	$7,661,509	$543,460,273	$551,121,782

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$—	$—	$2,603,408	$2,603,408	$234,925	$2,838,333
1-4 Family Non-Owner Occupied	—	—	1,544,010	1,544,010	276,634	1,820,644
1-4 Family Second Mortgage	—	—	478,541	478,541	45,879	524,420
Home Equity Lines of Credit	75,913	—	1,809,490	1,885,403	235,264	2,120,667
Home Equity Investment Lines of Credit	—	—	336,167	336,167	—	336,167
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	190,256	190,256	117,366	307,622
Multi-Family Loans:
Multi-Family	—	—	—	—	499,920	499,920
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	—	—	3,226,328	3,226,328	119,836	3,346,164
Commercial Second Mortgage	—	—	—	—	—	—
Commercial Lines of Credit	117,768	—	997,000	1,114,768	712,821	1,827,589
Commercial Construction	—	—	644,808	644,808	—	644,808
Commercial and Industrial Loans	—	—	—	—	200,000	200,000
Land Loans:
Lot Loans	—	—	2,108,755	2,108,755	474,185	2,582,940
Acquisition and Development Loans	—	—	1,544,757	1,544,757	—	1,544,757
Consumer Loans	—	—	—	—	—	—

Total Nonperforming Loans	193,681	—	15,483,520	15,677,201	2,916,830	18,594,031

Total Loans	$6,510,769	$1,344,421	$15,483,520	$23,338,710	$546,377,103	$569,715,813

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

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Performing Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$584,430	$0	$0	$584,430	$55,220,719	$55,805,149
1-4 Family Non-Owner Occupied	375,660	303,667	—	679,327	31,188,492	31,867,819
1-4 Family Second Mortgage	14,221	—	—	14,221	28,588,155	28,602,376
Home Equity Lines of Credit	114,558	23,230	—	137,788	62,968,449	63,106,237
Home Equity Investment Lines of Credit	200,657	—	—	200,657	4,874,516	5,075,173
One-to-Four Family Construction Loans:
1-4 Family Construction	—	145,771	—	145,771	367,695	513,466
1-4 Family Construction Models/Speculative	—	—	—	—	1,250,946	1,250,946
Multi-Family Loans:						—
Multi-Family	—	—	—	—	53,573,280	53,573,280
Multi-Family Second Mortgage	—	—	—	—	145,476	145,476
Multi-Family Construction	—	—	—	—	5,368,866	5,368,866
Commercial Real Estate Loans:
Commercial	744,536	—	—	744,536	194,006,468	194,751,004
Commercial Second Mortgage	—	—	—	—	5,743,721	5,743,721
Commercial Lines of Credit	—	—	—	—	21,693,593	21,693,593
Commercial Construction	—	—	—	—	7,079,839	7,079,839
Commercial and Industrial Loans	—	—	—	—	34,965,008	34,965,007
Land Loans:
Lot Loans	—	—	—	—	8,261,518	8,261,518
Acquisition and Development Loans	—	—	—	—	17,691,018	17,691,018
Consumer Loans	—	58,394	—	58,394	2,051,903	2,110,297

Total Performing Loans	$2,034,062	$531,062	$—	$2,565,124	$535,039,662	$537,604,785

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$105,333	$—	$2,124,062	$2,229,395	$642,351	$2,871,746
1-4 Family Non-Owner Occupied	—	—	2,405,774	2,405,774	55,507	2,461,281
1-4 Family Second Mortgage	—	—	499,154	499,154	67,290	566,444
Home Equity Lines of Credit	14,607	—	2,371,962	2,386,569	340,878	2,727,447
Home Equity Investment Lines of Credit	—	134,195	430,041	564,236	—	564,236
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	235,945	235,945	119,410	355,355
Multi-Family Loans:
Multi-Family	—	—	324,602	324,602	—	324,602
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	—	—	3,166,992	3,166,992	143,178	3,310,170
Commercial Second Mortgage	—	—	—	—	—	—
Commercial Lines of Credit	—	122,129	494,407	616,536	—	616,536
Commercial Construction	—	—	644,072	644,072	—	644,072
Commercial and Industrial Loans	—	—	237,957	237,957	199,772	437,729
Land Loans:
Lot Loans	—	—	3,144,721	3,144,721	671,057	3,815,778
Acquisition and Development Loans	—	—	1,380,199	1,380,199	—	1,380,199
Consumer Loans	—	—		—	—	—

Total Nonperforming Loans	$119,940	$256,324	$17,459,888	$17,836,152	$2,239,443	$20,075,595

Total Loans	$2,154,002	$787,386	$17,459,888	$20,401,276	$537,279,105	$557,680,380

Part I — FINANCIAL INFORMATION

Troubled Debt Restructurings:

Included in loans individually impaired are loans with recorded investment of $12,432,285 and $15,590,705 for which the Company has allocated $138,706 and $153,391of specific reserves to customers whose terms have been modified in troubled debt restructurings as of December 31, 2012 and June 30, 2012, respectively. Included in troubled debt restructurings are $1,158,793 and $1,805,855 of restructured loans on non-accrual at December 31, 2012 and June 30, 2012, respectively. Of the restructured loans, both performing and non-accrual, two loans totaling $199,884 and two loans totaling $116,065 were not performing in accordance with their modified terms as of December 31, 2012 and June 30, 2012, respectively. There are no commitments to lend additional amounts at December 31, 2012 and June 30, 2012.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in troubled debt restructurings as of December 31, 2012 and June 30, 2012:

	Number of Loans	Outstanding Recorded Investment 12/31/2012	Number of Loans	Outstanding Recorded Investment 6/30/2012
Troubled Debt Restructurings:
One-to-Four Family Loans:
1-4 Family Owner Occupied	18	$3,305,542	20	$3,775,715
1-4 Family Non-Owner Occupied	1	48,876	1	53,993
1-4 Family Second Mortgage	4	415,004	5	912,147
Home Equity Lines of Credit	1	63,781	1	63,782
Home Equity Investment Lines of Credit	—	—	—	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	—	—
Multi-Family Loans:
Multi-Family	1	291,077	1	297,979
Multi-Family Second Mortgage	—	—	—	—
Multi-Family Construction	—	—	—	—
Commercial Real Estate Loans:
Commercial	10	6,305,916	12	8,264,020
Commercial Second Mortgage	—	—	—	—
Commercial Lines of Credit	—	—	—	—
Commercial Construction	—	—	—	—
Commercial and Industrial Loans	1	1,933	2	40,696
Land Loans:
Lot Loans	—	—	—	—
Acquisition and Development Loans	2	2,000,156	2	2,182,373
Consumer Loans	—	—	—	—

Total	38	$12,432,285	44	$15,590,705

The summary of activity for troubled debt restructured loans for the three and six months ending December 31, 2012 were as follows:

	Three months ended	Six months ended
	December 31, 2012	December 31, 2012
Troubled Debt Restructurings:
Beginning Balance	$15,345,654	$15,590,705
Additions	—	2,100,541
Charge-offs	(146,165)	(149,853)
Payoffs or paydowns	(2,767,204)	(5,109,108)

Ending Balance	$12,432,285	$12,432,285

The summary of activity for troubled debt restructured loans for the three and six months ending December 31, 2011 was as follows:

Part I — FINANCIAL INFORMATION

	Three months ended	Six months ended
	December 31, 2011	December 31, 2011
Troubled Debt Restructurings:
Beginning Balance	$15,964,012	$15,883,869
Additions	2,423,648	2,763,159
Charge-offs	(929,488)	(929,488)
Payoffs or paydowns	(292,142)	(551,510)

Ending Balance	$17,166,030	$17,166,030

During the periods ended December 31, 2012 and June 30, 2012, the terms of certain loans to borrowers experiencing financial difficulty were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

No loans were modified as troubled debt restructurings during the three months ended December 31, 2012. Thus there was no additional increase in the allowance for loan losses during the period due to troubled debt restructurings. The following table presents loans by class modified as troubled debt restructurings that occurred during the six-month period ended December 31, 2012:

	Six months ended December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	1	$295,692	$161,655
Commercial and Industrial	1	$44,149	$38,229

Total	2	$339,841	$199,884

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six-month period ended December 31, 2011:

Part I — FINANCIAL INFORMATION

	Three months ended December 31, 2011
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	—	$—	$—
1-4 Family Non-Owner Occupied	1	106,976	106,976
Commercial Real Estate	2	2,393,393	1,500,000
Commercial Second Mortgage	—	—	—
Acquisition and Development	1	816,672	816,672

Total	4	$3,317,041	$2,423,648

	Six months ended December 31, 2011
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	—	$—	$—
1-4 Family Non-Owner Occupied	1	106,976	106,976
Commercial Real Estate	3	2,437,542	1,544,149
Commercial Second Mortgage	1	295,362	295,362
Acquisition and Development	1	816,672	816,672

Total	6	$3,656,552	$2,763,159

The troubled debt restructurings described above resulted in an increase in the allowance for loan losses by $36,395 and resulted in charge offs of $893,393 during the period ended December 31, 2011.

During the three months ended December 31, 2012, two loans, modified as a troubled debt restructure, had a payment default within twelve months following the modification. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended December 31, 2012:

	Three months ended December 31, 2012
	Number	Outstanding Recorded
	of Loans	Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	1	$—
Commercial and Industrial	1	—

Total	2	$—

Allocations and charge offs resulted in no recorded investment at period end on these loans. The recorded investment on the loans above prior to period end was $199,884.

Part I — FINANCIAL INFORMATION

During the six months ended December 31, 2012, three loans, modified as a troubled debt restructure, had a payment default within twelve months following the modification. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended December 31, 2012:

	Six months ended December 31, 2012
	Number	Outstanding Recorded
	of Loans	Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	2	$—
Commercial and Industrial	1	—

Total	3	$—

Allocations and charge offs resulted in no recorded investment at period on these loans. The recorded investment on the loans above prior to period end was $311,828.

During the three months ended December 31, 2011, two loans, modified as a troubled debt restructure, had a payment default within twelve months following the modification. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended December 31, 2011:

	Three months ended December 31, 2011
	Number	Outstanding Recorded
	of Loans	Investment
Troubled Debt Restructurings:
1-4 Family Non-Owner Occupied	2	$—
Commercial and Industrial	—	—

Total	2	$—

Allocations and charge offs resulted in no recorded investment at period end on these loans. The recorded investment on the loans above prior to period end was $296,980.

Part I — FINANCIAL INFORMATION

During the six months ended December 31, 2011, seventeen loans, modified as a troubled debt restructure, had a payment default within twelve months following the modification. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ended December 31, 2011:

	Six months ended December 31, 2011
	Number	Outstanding Recorded
	of Loans	Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	16	$—
Home Equity Lines of Credit	1	—

Total	17	$—

Allocations and charge offs resulted in no recorded investment at period on these loans. The recorded investment on the loans above prior to period end was $1,410,968.

For the purpose of this disclosure, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above did not result in increasing the allowance or result in charge offs during the period ending December 31, 2012.

Credit Quality Indicators

The Company categorizes loans into risk strata based on relevant borrower information about its ability to service debt. This information includes a review of current financial information, historic payment experience, credit documentation, relevant public information and other factors, as determined by credit underwriting guidelines. Through its analysis of individual borrowers, the Company classifies each loan as to its credit risk. All loans considered non-homogeneous, specifically those that are deemed commercial and industrial or commercial real estate loans, are subject to review by the Company, regardless of loan size. In practice, these loans are reviewed continually and changes to the risk rating, if necessary, occur on a quarterly basis. Loans that are considered homogeneous, or those which fall into the categories of one-to-four family loans or into consumer loans, are not individually reviewed or rated annually. The payment performance of the homogeneous loans serves as the clear credit indicator of classification into the categories of pass-rated loans or into substandard, non-accrual loans. Homogeneous loans that are less than 90 days past due are generally reported as pass-rated loans, unless the homogeneous loan is related to a rated commercial and industrial or commercial real estate loan. Homogeneous loans which are greater than 90 days past due are placed on non-accrual and rated substandard. Payment performance indicators are based on performance through December 31, 2012. The Company uses the following definitions for adverse risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that requires close attention. If left unattended, the potential weaknesses may result in further deterioration in the repayment prospects of the loan or the institution’s credit position at a future date.

Substandard. Loans classified as substandard are protected inadequately by the current financial means of the borrower or through the liquidation of pledged collateral. Loans classified as substandard have a well-defined weakness and without substantial intervention, there is a distinct possibility that the Company may incur a loss. As a matter of practice, if the Company feels that a loss is imminent, it designates nearly all of these loans to charge off. Accordingly, the Company uses the loan classification of doubtful (as defined hereafter), sparingly.

Part I — FINANCIAL INFORMATION

Doubtful. Loans classified as doubtful have all of the inherent weaknesses of those loans classified as substandard with the added structural weakness that the collection in full is highly unlikely. As such, this category is used sparingly by the Company.

As of December 31, 2012, and based on the most recent analysis performed by the Company, the risk category of loans by class of loan was as follows:

		Special
	Pass(1)	Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$60,359,963	$0	$3,108,738	$0	$63,468,701
1-4 Family Non-Owner Occupied	27,275,060	1,101,957	2,021,920	0	30,398,937
1-4 Family Second Mortgage	27,132,563	203,831	524,420	0	27,860,814
Home Equity Lines of Credit	58,815,734	49,585	2,120,667	0	60,985,986
Home Equity Investment Lines of Credit	3,771,086	200,846	381,026	0	4,352,958
One-to-Four Family Construction Loans:
1-4 Family Construction	1,722,757	0	521,363	0	2,244,120
1-4 Family Construction Models/Speculative	439,687	0	307,623	0	747,310
Multi-Family Loans:
Multi-Family	62,810,871	0	499,920	0	63,310,791
Multi-Family Second Mortgage	63,682	0	0	0	63,682
Multi-Family Construction	862,567	0	0	0	862,567
Commercial Real Estate Loans:
Commercial	185,023,729	2,741,116	9,980,239	0	197,745,084
Commercial Second Mortgage	4,612,072	0	0	0	4,612,072
Commercial Lines of Credit	22,081,508	0	3,872,773	0	25,954,281
Commercial Construction	9,258,411	0	644,808	0	9,903,219
Commercial and Industrial Loans	51,425,238	85,001	1,030,492	0	52,540,731
Land Loans:
Lot Loans	5,433,465	37,913	2,582,940	0	8,054,318
Acquisition and Development Loans	12,909,175	0	2,361,429	0	15,270,604
Consumer Loans	1,339,638	0	0	0	1,339,638

Total	$535,337,206	$4,420,249	$29,958,358	$0	$569,715,813

Part I — FINANCIAL INFORMATION

As of June 30, 2012, and based on the most recent analysis performed by the Company, the risk category of loans by class of loan were as follows:

		Special
	Pass(1)	Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$55,526,297	$0	$3,150,598	$0	$58,676,895
1-4 Family Non-Owner Occupied	30,621,009	1,117,122	2,590,969	0	34,329,100
1-4 Family Second Mortgage	28,147,735	206,701	814,384	0	29,168,820
Home Equity Lines of Credit	63,030,206	49,585	2,753,893	0	65,833,684
Home Equity Investment Lines of Credit	4,828,651	200,886	609,872	0	5,639,409
One-to-Four Family Construction Loans:
1-4 Family Construction	513,466	0	0	0	513,466
1-4 Family Construction Models/Speculative	724,177	0	882,124	0	1,606,301
Multi-Family Loans:
Multi-Family	52,448,152	1,124,756	324,974	0	53,897,882
Multi-Family Second Mortgage	145,476	0	0	0	145,476
Multi-Family Construction	5,368,866	0	0	0	5,368,866
Commercial Real Estate Loans:
Commercial	183,422,738	3,100,295	11,538,141	0	198,061,174
Commercial Second Mortgage	5,743,721	0	0	0	5,743,721
Commercial Lines of Credit	19,401,017	0	2,909,112	0	22,310,129
Commercial Construction	7,079,104	0	644,807	0	7,723,911
Commercial and Industrial Loans	34,042,381	91,634	1,268,721	0	35,402,736
Land Loans:
Lot Loans	8,217,784	39,374	3,820,138	0	12,077,296
Acquisition and Development Loans	16,486,141	0	2,585,076	0	19,071,217
Consumer Loans	2,110,297	0	0	0	2,110,297

Total	$517,857,218	$5,930,353	$33,892,809	$0	$557,680,380

(1)	There are $2.6 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

NOTE 5 — MORTGAGE BANKING ACTIVITIES

Loans held for sale at December 31, 2012 and June 30, 2012 were $30,088,784 and $25,062,786, respectively.

The Company utilizes the fair value option for accounting for its loans held for sale. The fair value of loans held for sale exceeded the unpaid principal balance of these loans by $1,126,583 and $738,742 as of December 31, 2012 and June 30, 2012, respectively. The gain on loans held for sale as of December 31, 2012 was reported as mortgage banking activities on the consolidated statement of operations. Interest on loans held for sale was reported in interest income.

The Company services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the fair value of servicing rights retained on loans originated by the Company and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption “Prepaid expenses and other assets.” At December 31, 2012 and June 30, 2012, the mortgage loan servicing portfolio was approximately $1.0 billion.

Part I — FINANCIAL INFORMATION

Originated mortgage servicing rights capitalized and amortized during the three- and six-month periods ended December 31, 2012 and 2011 were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
Servicing rights:
Beginning of period	$6,839,097	$6,567,703	$6,867,334	$7,519,287
Additions	444,818	1,086,152	1,993,066	1,606,415
Amortized to expense	(1,005,997)	(972,653)	(1,978,303)	(1,746,032)
Change in valuation allowance	(161,679)	15,392	(765,858)	(683,076)

End of period	$6,116,239	$6,696,594	$6,116,239	$6,696,594

Activity in the valuation allowance for mortgage servicing rights over the three- and six-month periods ended December 31, 2012, as compared with the same periods during 2011, were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
Balance, beginning of period	$(1,420,660)	$(1,002,469)	$(816,481)	$(304,001)
Impairment charges	(161,679)	0	(765,858)	(698,468)
Impairment recoveries	—	15,392	—	15,392

Balance, end of period	$(1,582,339)	$(987,077)	$(1,582,339)	$(987,077)

Mortgage banking activities net for the three and six months ended December 31, 2012 and 2011, consisted of the following:

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
Mortgage loan servicing fees	$508,595	$635,106	$1,180,206	$1,289,683
Amortization of mortgage loan servicing rights	(1,005,997)	(972,653)	(1,978,303)	(1,746,033)
Impairment of mortgage loan servicing rights	(161,679)	15,392	(765,858)	(683,076)

Mortgage loan servicing (loss), net	(659,081)	(322,155)	(1,563,955)	(1,139,426)
Changes in fair value of loans held for sale	475,875	(193,234)	388,241	37,818
Changes in fair value of mortgage banking derivatives	189,546	(213,800)	757,477	534,976
Realized gains on sale of loans	3,758,257	2,536,211	7,309,081	3,383,819

Gain on the sale of mortgage loans	$3,764,597	$1,807,022	$6,890,844	$2,817,187

The above amounts do not include non-interest expense related to mortgage banking activities.

At December 31, 2012 and June 30, 2012, the Company had interest rate-lock commitments on $86,368,249 and $65,996,365, respectively, of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the consolidated financial statements. The fair value of these commitments as of December 31, 2012 and June

Part I — FINANCIAL INFORMATION

30, 2012 was estimated to be $2,504,056 and $1,773,453, respectively, as a reduction of accrued expenses and other liabilities in the consolidated statements of financial position. In order to mitigate the interest rate risk represented by these interest rate-lock commitments, the Company entered into contracts to sell mortgage loans of $90,000,000 and $69,150,472 as of December 31, 2012 and June 30, 2012, respectively. These contracts are also considered to be free-standing derivatives and the change in fair value is also recorded in the consolidated financial statements. The fair value of these contracts at December 31, 2012 and June 30, 2012 was estimated to be $(90,844) and $(117,718) respectively. These amounts were netted against the fair value of interest rate-lock commitments recorded in accrued expenses and other liabilities. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.

NOTE 6 — STOCK BASED COMPENSATION

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

For the six months ended December 31, 2012, and 2011, compensation expense of $80,716 and $61,005, respectively, was recognized in the income statement related to the vesting of option awards.

As of December 31, 2012, there was $482,289 of compensation expense related to unvested awards not yet recognized in the consolidated financial statements. The weighted-average period over which this expense is to be recognized is 2.5 years.

The aggregate intrinsic value of all options outstanding at December 31, 2012 was $186,856. The aggregate intrinsic value of all options that were exercisable at December 31, 2012 was $100,457.

Options outstanding at December 31, 2012 were as follows:

	Outstanding		Exercisable
		Weighted		Weighted
Range of		Average		Average
Exercise		Remaining		Exercise
Price	Number	Life	Number	Price
$1.79 to $4.42	759,800	8.58	303,965	$2.15
$8.32 to $13.64	141,221	2.61	159,259	8.45

Total	901,021	7.64	463,224	$4.32

Part I — FINANCIAL INFORMATION

A summary of stock-based compensation activity for the current fiscal year is as follows:

	Three months ended		Six months ended
	December 31, 2012		December 31, 2012
	Total options outstanding		Total options outstanding
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	738,556	$4.28	740,256	$4.15
Forfeited	(35,600)	1.79	(42,800)	2.01
Expired	(35,935)	8.38	(40,435)	8.63
Exercised	(40,000)	1.90	(40,000)	1.90
Granted	274,000	2.20	284,000	2.19

Options outstanding, end of period	901,021	$3.54	901,021	$3.54

Options exercisable, end of period	463,224	$4.32	463,224	$4.32

The weighted-average remaining contractual life of options outstanding as of December 31, 2012 was 7.6 years. The weighted-average remaining contractual life of vested options outstanding as of December 31, 2012 was 5.7 years.

The fair value for stock options granted during the six months ended December 31, 2012, were determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

December 31,
2012
Expected weighted average risk-free interest rate	0.83%
Expected weighted average life (in years)	6.00
Expected volatility	56.75%
Expected dividend yield	0.00%

The weighted-average fair value of these grants was $1.17 per option. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common shares. The expected dividend yield is based on historical information.

There were 420,790 restricted shares issued to directors and executive officers with a weighted average fair value of $1.84 per share at December 31, 2012. During the six months ended December 31, 2012, the Company issued 77,937 restricted stock awards to directors of the Company in connection with the reinstitution of a directors’ compensation plan. This grant received prior approval from the OCC. The total fair value of restricted shares issued at December 31, 2012 was $1.84 per share. As of December 31, 2012, there was $349,847 of compensation expense related to unvested awards not yet recognized in the consolidated financial statements. The weighted-average period of time over which this expense is to be recognized was 1.55 years at December 31, 2012.

Part I — FINANCIAL INFORMATION

A summary of changes in the Company’s restricted shares for the six months ended December 31, 2012 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at July 1, 2012	162,333	$303,537
Granted	77,937	157,433
Vested	(54,667)	(102,173)
Forfeited	(5,000)	(8,950)

Nonvested at December 31, 2012	180,603	$349,847

There were 1,977,563 shares available for future issuance under the 2010 Plan at December 31, 2012.

NOTE 7 — EARNINGS PER SHARE

The following tables disclose the income (loss) per share for the three and six months ended December 31, 2012 and December 31, 2011, respectively:

	Three months ended December 31,
	2012			2011 (revised)
	Income		Per Share	Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Basic EPS
Net income (loss)	$2,665,762	25,832,271	$0.10	$(1,909,121)	25,669,718	$(0.07)
Effect of dilutive securities - stock options and warrants	$0	382197	$0.00	$0	0	$0.00
Diluted EPS
Net income (loss)	$2,665,762	26,214,468	$0.10	$(1,909,121)	25,669,718	$(0.07)

	Six months ended December 31,
	2012			2011 (revised)
	Income		Per Share	Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Basic EPS
Net income (loss)	$4,063,365	25,923,342	$0.16	$(2,765,962)	25,669,718	$(0.11)
Effect of dilutive securities - stock options and warrants	$0	382,197	$0.01	$0	0	$0.00
Diluted EPS
Net income (loss)	$4,063,365	26,305,539	$0.15	$(2,765,962)	25,669,718	$(0.11)

Part I — FINANCIAL INFORMATION

There were 468,561 and 753,460 options not considered in the diluted earnings per share calculation for the six months ended December 31, 2012 and 2011, respectively, because they were not dilutive as the exercise price is higher than the average stock price for the periods. There were 193,061 options not considered in the diluted earnings per share calculation for the three months ended December 31, 2012. There was no dilution attributable to stock options for the three and six months ended December 2011, since the Company was in a net loss position for the periods.

Also included for consideration in the diluted earnings per share calculation for the three and six-month period ended December 31, 2012 were warrants to acquire common shares issued as part of two separate exchange offerings. The warrants issued on September 3, 2009 include warrants to purchase 797,347 common shares, which expired on September 3, 2011. The warrants issued on March 16, 2010 include warrants to purchase 1,246,179 common shares and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants issued on March 16, 2010 were considered for potential dilution for the three and six months ended December 31, 2012.

NOTE 8 – FAIR VALUE

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

Loans held for sale at fair value. The fair value of loans held for sale, which consists of single-family residential loans, is determined using quoted secondary market prices, adjusted for specific attributes of that loan or other observable data, such as outstanding commitments from third-party investors (Level 2 inputs).

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

Part I — FINANCIAL INFORMATION

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and June 30, 2012, respectively, are summarized below:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
FNMA structured note	$—	$—	$—	$—
Trust preferred securities	20,153,148	—	20,153,148	—
Mortgage-backed GSE securities	19,607,960	—	19,607,960	—
Loans held-for-sale	30,088,784	—	30,088,784	—
Interest rate-lock commitments	2,504,056	—	2,504,056	—
Liabilities:
Mandatory forward sales contracts	(90,844)	—	(90,844)	—

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
FNMA structured note	$2,009,320	$—	$2,009,320	$—
Trust preferred securities	21,261,762	—	21,261,762	—
Mortgage-backed GSE securities	15,386,963	—	15,386,963	—
Loans held-for-sale	25,062,786	—	25,062,786	—
Interest rate-lock commitments	1,773,453	—	1,773,453	—
Liabilities:
Mandatory forward sales contracts	(117,718)	—	(117,718)	—

There were no transfers between Level 1 and Level 2 in the period ended December 31, 2012 or June 30, 2012. The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs.

Part I — FINANCIAL INFORMATION

Assets measured at fair value on a nonrecurring basis at December 31, 2012 and June 30, 2012, respectively are summarized below:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
1-4 Family	$3,352,791	$—	$—	$3,352,791
1-4 Family Construction	711,619	—	—	711,619
Multi-Family	—	—	—	—
Commercial Real Estate	3,642,044	—	—	3,642,044
Commercial Non-Real Estate	500,860	—	—	500,860
Land	3,430,210	—	—	3,430,210
Real estate owned
1-4 Family	2,220,297	—	—	2,220,297
Commercial Real Estate	2,037,153	—	—	2,037,153
Land	3,486,387	—	—	3,486,387
Impaired mortgage servicing rights	5,896,619	—	5,896,619	—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
1-4 Family	$4,033,385	$—	$—	$4,033,385
1-4 Family Construction	660,862	—	—	660,862
Multi-Family	324,974	—	—	324,974
Commercial Real Estate	5,688,747	—	—	5,688,747
Commercial Non-Real Estate	238,229	—	—	238,229
Land	4,223,074	—	—	4,223,074
Real estate owned
1-4 Family	2,042,573	—	—	2,042,573
Commercial Real Estate	923,262	—	—	923,262
Land	2,914,174	—	—	2,914,174
Impaired mortgage servicing rights	6,499,157	—	6,499,157	—

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $22.1 million after the application of impaired charge-offs of $9.7 million, with a specific valuation allowance of $0.8 million at December 31, 2012. At June 30, 2012, impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $26.3 million after the application of impaired charge-offs of $9.7 million, with a specific valuation allowance of $1.4 million. The provision for loan losses related to changes in the fair value of impaired loans was $3.5 million and ($0.6) million for the six months ended December 31, 2012 and 2011, respectively.

Tranches of mortgage servicing rights carried at fair value totaled $5.9 million, which is made up of the outstanding balance of $7.5 million, net of a valuation allowance of $1.6 million at December 31, 2012. During the six months ended December 31, 2012 and 2011, the Company recognized an impairment charge of $.8 million and $.7 million respectively. During the three months ended December 31, 2012 the Company recognized an impairment of $ 0.2 million as compared to a small recovery for the three months ended December 31, 2011. Tranches of mortgage servicing rights carried at fair value

Part I — FINANCIAL INFORMATION

totaled $6.5 million, which is made up of the outstanding balance of $7.3 million, net of a valuation allowance of $0.8 million at June 30, 2012. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Other real estate owned which is maintained at fair value less costs to sell, had a net carrying amount of $7,743,837 and $7,733,578 at December 31, 2012, and June 30, 2012, respectively. The carrying amount of other real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs. For the six months ended December 31, 2012, the Company recognized a net loss of $117,041 on the disposal of other real estate owned compared to the loss of $243,957 recognized for the six months ended December 31, 2011. The Company also recorded a provision for other real estate owned losses of $453,462 and $874,823 for the six months ended December 31, 2012 and 2011, respectively. For the three months ended December 31, 2012 and December 31, 2011 the Company recognized a net loss of $.1 million and $.4 million respectively. The Company also recorded a provision for other real estate owned losses of $.2 million and $.8 million for the three months ended December 31, 2012 and December 31, 2011 respectively.

The direct write-downs recognized for the period are the result of obtaining updated appraisal valuations and reflect declining property values while holding the asset. The Company values all other real estate owned by obtaining updated appraisal valuations every twelve months. There have been no upward adjustments made in determining fair value.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Range and Weighted Average
Impaired loans	$11,637,524	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	10-15% and 12%

Real estate owned	7,743,837	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	9-10% and 10%

Impaired mortgage servicing rights	5,896,619	Discounted cash flow	Discount Rate	N/A

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and are hedged with derivative instruments, and the Company believes the fair value is the best indicator of the valuation of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2012 and June 30, 2012.

Part I — FINANCIAL INFORMATION

As of December 31, 2012 and June 30, 2012, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

	December 31,	June 30,
	2012	2012
Aggregate fair value	$30,088,784	$25,062,786
Contractual balance	28,961,801	24,324,044

The total amount of gains (losses) from changes in fair value included in earnings for the six months ended December 31, 2012 and 2011 for loans held for sale were $388,244 and $37,818 respectively.

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 are as follows:

		Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and amounts due from financial institutions	$18,245	$18,245	$—	$—	$18,245
Interest-bearing deposits	76,213	76,213	—	—	76,213
Securities available for sale	39,761	—	39,761	—	39,761
Loans receivable, net	554,576	—	—	588,657	588,657
Loans receivable held for sale, net	30,089	—	30,089	—	30,089
Federal Home Loan Bank stock	12,811	N/A	N/A	N/A	N/A
Accrued interest receivable	2,231	—	108	2,123	2,231
Commitments to make loans intended to be sold	2,504	—	2,504	—	2,504
Liabilities:
Demand deposits and savings	(290,924)	(290,924)	—	—	(290,924)
Time deposits	(343,389)	—	(344,640)	—	(344,640)
Notes payable	(993)	—	(993)	—	(993)
Advances from the Federal Home Loan Bank	(35,000)	—	(36,963)	—	(36,963)
Mandatory forward sale contract	(91)	(91)	—	—	(91)
Accrued interest payable	(124)	(117)	(7)	—	(124)

Part I — FINANCIAL INFORMATION

The carrying amount and estimated fair values of financial instruments at June 30, 2012 were as follows:

		Fair Value Measurements at June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and amounts due from financial institutions	$5,841	$5,841	$0	$0	$5,841
Interest-bearing deposits	114,270	114,270	0	0	114,270
Securities available for sale	38,658	0	38,658	0	38,658
Loans receivable, net	541,628	0	0	569,603	569,603
Loans receivable held for sale, net	25,063	0	25,063	0	25,063
Federal Home Loan Bank stock	12,811	N/A	N/A	N/A	N/A
Accrued interest receivable	2,047	0	174	1,873	2,047
Commitments to make loans intended to be sold	1,773	0	1,773	0	1,773
Liabilities:
Demand deposits and savings	(271,412)	(271,412)	0	0	(271,412)
Time deposits	(384,567)	0	(385,872)	0	(385,872)
Notes payable	(1,046)	0	(1,046)	0	(1,046)
Advances from the Federal Home Loan Bank	(35,000)	0	(37,222)	0	(37,222)
Mandatory forward sale contract	(118)	0	(118)	0	(118)
Accrued interest payable	(120)	(112)	(8)	0	(120)

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

The Company used the following methods and assumptions to estimate fair value for items not described above:

Cash and amounts due from financial institutions, interest-bearing deposits, and federal funds sold. The carrying amounts are a reasonable estimate of fair value because of the short maturity of these instruments and therefore are classified as Level 1.

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

Part I — FINANCIAL INFORMATION

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

NOTE 9 — NOTE PAYABLE

On November 24, 2008, one of the Company’s subsidiaries obtained a $1.4 million dollar loan from another financial institution with a principal balance of $992,778 as of December 31, 2012. The loan was a refinance of a line of credit loan and is collateralized by the Company’s Solon, Ohio headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate plus 50 basis points. The loan required the payment of interest only for nine months and then converted to an amortizing loan for a term of 15 years. At December 31, 2012, the interest rate was 3.8%.

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

Federal regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At December 31, 2012, the adjusted total minimum regulatory capital regulations require institutions to have

Part I — FINANCIAL INFORMATION

a minimum tangible capital to adjusted total assets ratio of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum ratio of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk-weighted assets of 8.0%. At December 31, 2012 and 2011, respectively, the Bank exceeded all of the aforementioned regulatory capital requirements. For more information, please see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

On October 19, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision (the “OTS”), whereby the Company and the Bank each consented to the issuance of an Order to Cease and Desist (the “Company Order” and the “Bank Order”) without admitting or denying that grounds existed for the OTS to initiate an administrative proceeding against the Company or the Bank. Effective July 21, 2011, the OCC and the Federal Reserve Board succeeded to all powers, authorities, rights, and duties of the OTS relating to the enforcement of the Bank and Company Orders, respectively, as a result of the regulatory transition under the Dodd-Frank Wall Street Reform and Consumer Protection Act. On August 27, 2012, the Bank was released from the Bank Order. On December 15, 2012, the Company was released from the Company Order.

Regulations limit capital distributions by savings institutions. Generally, capital distributions are limited to undistributed net income for the current and prior two years.

Part I — FINANCIAL INFORMATION

At December 31, 2012, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

					To Be Well
			Required		Capitalized Under		Required Under
			For Capital		Prompt Corrective		Regulatory
	Actual		Adequacy Purposes		Action Regulations		Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital to risk weighted assets	$81,834	12.93%	$50,650	8.00%	$63,312	10.00%	N/A	N/A
Tier 1 (Core) Capital to risk weighted assets	73,831	11.66%	25,325	4.00%	37,987	6.00%	N/A	N/A
Tier 1 (Core) Capital to adjusted total assets	73,831	9.36%	31,542	4.00%	39,428	5.00%	N/A	N/A
Tangible Capital to adjusted total assets	73,831	9.36%	11,828	1.50%	N/A	N/A	N/A	N/A

At June 30, 2012, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	REVISED
					To Be Well
			Required		Capitalized Under		Required Under
			For Capital		Prompt Corrective		Regulatory
	Actual		Adequacy Purposes		Action Regulations		Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital to risk weighted assets	$77,332	13.00%	$47,605	8.00%	$59,506	10.00%	$71,407	12.00%
Tier 1 (Core) Capital to risk weighted assets	69,787	11.73%	23,802	4.00%	35,704	6.00%	N/A	N/A
Tier 1 (Core) Capital to adjusted total assets	69,787	8.66%	32,224	4.00%	40,280	5.00%	64,448	8.00%
Tangible Capital to adjusted total assets	69,787	8.66%	12,084	1.50%	N/A	N/A	N/A	N/A

NOTE 11 — FEDERAL INCOME TAXES

Management recorded net deferred tax assets at December 31, 2012 of $3.5 million. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. A full valuation allowance was established as of June 30, 2011. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to carry a valuation allowance against deferred tax assets of $3.5 million at December 31, 2012 to reduce the carrying amount of the Company’s net deferred tax asset to zero. At June 30, 2012, the Company recorded a deferred tax asset of $4.8 million with a valuation allowance of $4.8 million reducing the carrying amount of the Company’s net deferred tax asset to zero.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition and results of operations at and for the three and six months ended December 31, 2012 for the Company, the Bank, its principal and wholly-owned subsidiary, PVFSC, a wholly-owned real estate subsidiary, Mid Pines Land Company, a wholly-owned real estate subsidiary, and PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.

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

Recent Adjustments to Financial Statements for Freddie Mac Interest

During the quarter ended December 31, 2012, the Company identified that it was not making appropriate adjustments with respect to interest on residential mortgage loans originated and sold into the secondary market. In these mortgage sales, interest was advanced by Freddie Mac for the period from the first day of the month until the date of settlement with Freddie Mac to ensure a whole payment is subsequently remitted by the Company to Freddie Mac. Such amounts should have been reversed monthly from interest income and included in the liability account of funds due Freddie Mac. It was determined that the adjustments to reverse interest income were not made beginning August 2011.

The Company is applying relevant guidance from the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) to assess the materiality of the interest income adjustments described above. It was determined, based upon the assessment, that the adjustment was immaterial to the previously reported amounts contained in the Company’s prior periodic filings. Although the interest income adjustments were immaterial to prior periods, recording the cumulative impact of the out-of period correction in the second quarter of 2013 would be material. Therefore the Company applied the guidance for accounting for changes and error corrections and revised the prior period financial statements presented per SAB 108.

Applying these revisions to the periods included in the accompanying consolidated financial statements reduced previously reported net income by $153,485 for the quarter ended September 30, 2012; $151,962 for the quarter ended December 31, 2011 and $188,206 for the six months ended December 31, 2011. The applicable effect on the prior year balance sheet and statement of operations related to the adjustment for interest income on residential loans is reflected in footnote 2 of the consolidated financial statements.

Financial Condition

FINANCIAL HIGHLIGHTS

	At or for the three months ended
(dollars in thousands except per share data)	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011
		Revised	Revised	Revised	Revised
Balance Sheet Data:
Total assets	$781,798	$779,123	$791,450	$806,472	$794,823
Loans receivable	569,716	559,322	557,680	563,557	564,036
Allowance for loan losses	15,140	16,136	16,053	16,914	17,515
Loans receivable held for sale, net	30,089	19,766	25,063	16,386	8,221
Cash and cash equivalents	94,458	114,575	120,110	134,496	151,850
Securities available for sale	39,761	38,281	38,658	40,908	22,595
Deposits	634,313	646,150	655,979	667,198	658,632
Borrowings	35,993	36,019	36,046	36,073	36,099
Stockholders’ equity	75,098	72,077	70,131	69,385	68,761
Nonperforming loans	18,594	17,864	19,900	23,542	30,313
Other nonperforming assets	7,744	7,232	7,734	9,552	9,995
Tangible common equity ratio	9.61%	9.25%	8.86%	8.60%	8.65%
Book value per share	$2.90	$2.78	$2.72	$2.69	$2.68
Common shares outstanding at period end	25,927,214	25,919,470	25,820,424	25,820,424	25,669,718
Operating Data:
Interest income	7,214	7,258	7,212	$7,345	$7,329
Interest expense	1,441	1,596	1,737	1,861	2,055

Net interest income before provision for loan losses	5,773	5,662	5,475	5,484	5,274
Provision for loan losses	1,000	1,050	1,500	2,016	1,966

Net interest income (loss) after provision for loan losses	4,773	4,612	3,975	3,468	3,308
Non-interest income	4,206	3,291	3,043	3,275	1,126
Non-interest expense	6,256	6,505	6,602	6,518	6,343

Income (loss) before federal income taxes	2,723	1,398	415	225	(1,909)
Federal income tax expense (benefit)	57	—	(194)	—	—

Net income (loss)	$2,666	$1,398	$609	$225	$(1,909)

Basic earnings (loss) per share	$0.10	$0.05	$0.02	$0.01	$(0.07)

Diluted earnings (loss) per share	$0.10	$0.05	$0.02	$0.01	$(0.07)

Performance Ratios:
Return on average assets	1.37%	0.70%	0.30%	0.11%	-0.97%
Return on average equity	14.49%	7.98%	4.71%	2.42%	(10.07%)
Net interest margin	3.16%	3.12%	2.94%	2.99%	2.89%
Interest rate spread	3.13%	3.07%	2.88%	2.91%	2.82%
Efficiency ratio	61.09%	69.21%	72.38%	69.55%	83.75%
Stockholders’ equity to total assets (all tangible)	9.61%	9.25%	8.86%	8.60%	8.65%
Asset Quality Ratios:
Nonperforming assets to total assets	3.37%	3.22%	3.49%	4.10%	5.07%
Nonperforming loans to total loans	3.26%	3.19%	3.57%	4.18%	5.37%
Allowance for loan losses to total loans	2.66%	2.88%	2.88%	3.00%	3.11%
Allowance for loan losses to nonperforming loans	81.42%	90.32%	80.67%	71.85%	57.78%
Net charge-offs to average loans, annualized	1.37%	0.67%	1.64%	1.86%	9.90%
Park View Federal Regulatory Capital Ratios:
Ratio of tangible capital to adjusted total assets	9.36%	9.06%	8.66%	8.50%	8.24%
Ratio of tier one (core) capital to adjusted total assets	9.36%	9.06%	8.66%	8.50%	8.24%
Ratio of tier one risk-based capital to risk-weighted assets	11.66%	11.94%	11.73%	11.60%	11.37%
Ratio of total risk-based capital to risk-weighted assets	12.93%	13.20%	13.00%	12.87%	12.64%

Consolidated assets of the Company were $781.8 million as of December 31, 2012, a decrease of approximately $9.7 million, or 1.2%, as compared to June 30, 2012. The Company’s regulatory capital ratios for Tier 1 (core) capital, Tier 1 risk-based capital, and total risk-based capital were 9.36%, 11.66%, and 12.93%, respectively, at December 31, 2012. At December 31, 2012, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, totaled $94.5 million, a decrease of $25.7 million, or 21.4%, as compared to June 30, 2012. The change in the Company’s cash and cash equivalents consisted of increases in cash of $12.4 million and a decrease in interest bearing deposits of $38.1 million as the Company deployed a portion of its liquidity to fund the reduction in deposits and reduce its cost of funds.

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

During the six months ended December 31, 2012, securities available for sale increased by $1.1 million the result of the purchases of $7.7 million in mortgage-backed securities and $3.9 million in corporate securities, which was offset by principal repayments, calls exercised, and the amortization of book premium.

Loans receivable increased by $12.9 million, or 2.39%, during the six months ended December 31, 2012. The Company continued its strategic focus on the origination of high quality commercial and industrial loans and select commercial real estate loans, experiencing growth in performing loans of approximately $13.6 million, or 2.5%, during this same period. During the quarter ended December 31, 2012, the Company recorded net charge-offs of $2.0 million. The desired decline in nonperforming loans, $1.5 million or 7.4% from June 30, 2012 is due to the successful disposition of problem and nonperforming loans combined with the results of problem loan charge-offs. The Company historically recognized specific impairment on individual loans through the use of specific valuation allowance, but did not charge off the impaired loan amount until the loan was disposed and removed from the loan accounting system. The loan balances were reported in the loan totals, including nonperforming loans, at the contractual amount and the specific allowance was included and reported as part of the allowance for loan losses. During the three months ended December 31, 2011, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. As such, during the quarters ended March 31, 2012 and December 31, 2011, the Company charged off those loan amounts which had previously been specifically impaired through the use of a specific valuation allowance, totaling approximately $0.7 million and $11.8 million, respectively. In addition to reducing loan balances, including nonperforming loans, the implementation of this new enhanced loan accounting system had the impact of elevating reported charge-offs for the quarter ended December 31, 2011 and reducing the allowance for loan losses associated with specific valuation allowances this same period. The remaining decline in nonperforming loans was the result of net dispositions and transfers to other real estate owned. The Company continues to sell almost all new residential loan production in the secondary market in this interest rate environment, as the Company manages its interest rate and liquidity risk along with its capital ratios. As the Company continues to make meaningful progress in its problem asset resolution, it intends to continue accelerating the origination of commercial and industrial loans for its portfolio as part of its plan to diversify the balance sheet.

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

The increase of $5.0 million in loans receivable held for sale as of December 31, 2012 was the result of steady new loan originations and timing differences between the origination and the sale of loans. One-to-four family mortgage application volume has remained elevated in the current period as a result of lower interest rates, resulting in higher refinancing activity and related revenue.

For the six months ended December 31, 2012, other real estate owned increased slightly. The activity for the period consisted of the addition of properties totaling approximately $2.4 million, offset by the disposal of properties totaling $1.9 million. The Company realized a net loss of approximately $0.1 million on the disposition of these properties. The Company also recorded an impairment charge of $0.5 million on the carrying amount of real estate still in inventory at December 31, 2012, based on updated valuations and market conditions. At December 31, 2012, the Company held 49 properties, totaling $7.7 million in other real estate owned. The other real estate owned included 22 single-family properties, 21 land properties, and 6 commercial properties.

The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. Deposits decreased by $21.7 million, or 3.30%, which was a result of an increase of $19.5 million in non-maturing deposits partially offset by a decrease of $2.2 million in retail certificates of deposit. The decline in retail certificates of deposit was strategically directed as part of management’s relationship pricing initiative which targeted rate sensitive, non-relationship deposits for reduction coupled with an emphasis on increasing commercial deposits. Management will continue to modify its noncore deposit strategies to support the funding needs of the Company’s loan activities, while maintaining appropriate liquidity levels, as it executes its strategies to diversify its funding mix by expanding core deposit relationships and building business deposits.

The increase in advances from borrowers for taxes and insurance of $9.8 million for the period ended December 31, 2012 was attributable to timing differences between the collection and payment of taxes and insurance. The decrease of $2.7 million in accrued expenses and other liabilities was primarily the result of timing differences between the collection and remittance of funds received on loans serviced for investors.

PART I — FINANCIAL INFORMATION

Results of Operations: Three months ended December 31, 2012, compared to three months ended December 31, 2011.

The Company’s net income is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and interest paid on interest-bearing liabilities. Net interest income is determined by: (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”); and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, the collectability of loans, and deposit flows. Net interest income also includes amortization of loan origination fees, net of origination costs.

The Company’s net income is also affected by the generation of non-interest income, which primarily consists of loan servicing income, service fees on deposit accounts, and gains on the sale of loans held for sale. In addition, net income is affected by the level of operating expenses, loan loss provisions, and costs associated with the acquisition, maintenance and disposal of real estate.

The Company recognized a net profit for the three months ended December 31, 2012 of $2.7 million, or $0.10 per basic and diluted share, as compared to a net loss of $1.9 million, or $0.07 per basic and diluted share, for the prior-year comparable period. The increase in income is the result of an increase in net interest income of $0.5 million, an increase in mortgage banking activity of $2.0 million, a decrease in losses and provisions associated with other real estate owned of $0.9 million, a decrease in the provision for loan losses of $1.0 million, and a decrease in operating expenses of $0.1 million.

Net Interest Income

Despite lower interest earning assets and liabilities, net interest income for the three months ended December 31, 2012 increased by $0.5 million, as compared to the prior-year comparable period. Interest income decreased slightly with a larger decline realized in interest expense. Total interest income decreased $0.1 million during the current period compared with the same period in the prior year. A continued effort to replace nonperforming loans with performing loans as well as the change in mix of cash and available for sale securities to acquire better yielding assets limited the decline in yield during the ongoing low rate environment. Total interest expense declined $0.6 million from a year ago, partially due to a decline in deposits, but primarily due to the Company’s ability to lower the cost funds. The low interest rate environment has allowed more repricing opportunities augmenting a more rapid decline in cost of funds.

The following table presents comparative information for the three months ended December 31, 2012 and 2011, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

PART I — FINANCIAL INFORMATION

	December 31, 2012			December 31, 2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Interest-earning assets
Loans (1)	$584,515	$6,822	4.67%	$581,805	$7,032	4.83%
Mortgage-backed securities	18,179	50	1.09%	13,119	66	2.01%
Investments and other	122,659	343	1.12%	136,829	231	0.68%

Total interest-earning assets	725,353	7,215	3.98%	731,753	7,329	4.01%

Non-interest-earning assets	55,326			55,661

Total assets	$780,679			$787,414

Interest-bearing liabilities
Deposits	$642,885	$1,170	0.73%	$654,219	$1,783	1.09%
Borrowings	36,002	270	3.00%	36,108	272	3.01%

Total interest-bearing liabilities	678,887	1,440	0.85%	690,327	2,055	1.19%

Non-interest-bearing liabilities	26,817			27,329

Total liabilities	705,704			717,656
Stockholders’ equity	74,975			69,758

Total liabilities and stockholders’ equity	$780,679			$787,414

Net interest income		$5,775			$5,274

Interest-rate spread			3.13%			2.82%

Net yield on interest-earning assets			3.16%			2.89%

Interest-earning assets to interest-bearing liabilities	106.84%			106.00%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

PART I — FINANCIAL INFORMATION

Provision for Loan Losses and Asset Quality

For the three months ended December 31, 2012, a provision for loan losses of $1.0 million was recorded to bring the total allowance for loan losses to a level considered by management to be appropriate, based on management’s evaluation of relevant factors, including the risk characteristics and trends of the loan portfolio, historic and current loss experience, current economic conditions and underlying collateral valuations. This compares with the $2.0 million for the three months ended December 31, 2011.

The Company implemented an enhanced loan accounting system in December 2011 which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. The Company charged off those loan amounts which had previously been specifically impaired. Remaining specific impairments known in prior periods as specific valuation allowances are now tracked as specific allocations to the allowance. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the quarter ended December 31, 2011 and reducing the allowance for loan losses associated with specific reserves. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Company’s loan portfolio. As of December 31, 2012, the allowance for loan losses no longer consists of a specific valuation allowance and a general allowance, but within the allowance for loan losses there exists a specific component and a general component. Rather, the allowance for loan losses maintains specific allocations where appropriate on loans where known risks have been identified but no clear loss has been quantified or deemed appropriate to be taken.

The following is a breakdown of the allowance for loan losses:

	December 31, 2012	June 30, 2012
Allowance	$14,338,690	$14,634,531
Specific allocation	801,568	1,418,334

Total allowance for loan losses	$15,140,258	$16,052,865

The allowance for loan losses decreased to 2.7% of loans outstanding at December 31, 2012, and compared to 2.9% at June 30, 2012. The Company recorded net charge-offs of $2.0 million for the current quarter up from the $1.0 million recorded for the quarter ended September 30, 2012 and a decline from the $2.4 million recorded for the quarter ended June 30, 2012. The coverage ratio of the allowance for loan losses to nonperforming loans improved to 81.4% at December 31, 2012, compared with 80.7% at June 30, 2012, which is attributable to the ongoing reduction in nonperforming loan balances. Adversely classified assets continue to show reductions falling to $37.7 million at December 31, 2012 from $41.6 million at June 30, 2012. Trends continue to reflect directional improvement; management remains cautious due to continued uncertainty surrounding macroeconomic indicators and will continue to monitor these for future movements.

Management’s approach includes establishing a specific allocation by evaluating individual nonperforming loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management establishes a general component for pools of performing loans segregated by collateral type. For the general allowance, management is applying a prudent loss factor based on historical loss experience, trends based on changes to nonperforming loans and foreclosure activity, and a subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Company’s loss experience

PART I — FINANCIAL INFORMATION

for each category. Historical loss percentages were calculated previously based on transfers from the general reserve to the specific reserve, indicating a loss has been incurred, and now are calculated based upon actual net charge-offs for each risk category during the historical period and dividing the total by the average balance of each category. Presently, historical loss percentages are updated on a monthly basis using an 18-month rolling average. Subjective adjustments are made to the Company’s historical experience, including consideration of trends in delinquencies and classified loans, portfolio growth, national and local economic and business conditions including unemployment, bankruptcy and foreclosures and effectiveness of credit administration, as appropriate.

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

The total allowance for loan losses decreased $1.0 million during the three months ended December 31, 2012. Net charge–offs for the quarter were $2.0 million. Of this, $0.6 million primarily in the one-to-four family segment was related to prior valuation allowances which had been specifically reserved for and included in the Company’s historical loss factors and accordingly the allowance did not need replenished for after recording these charge-offs. During the quarter $1.1 million was provided to multi-family and $1.1million to one-to-four family. The commercial real estate, commercial and industrial and land segments saw a release of reserves of $0.5 million and $0.1 million, and $0.6 million respectively, back into the general allocation based upon updated historical loss experience.

Nonperforming assets at December 31, 2012 and June 30, 2012 were as follows:

	December 31,	June 30,
(Dollars in thousands)	2012	2012
Loans on non-accruing status(1)
Real estate mortgages:
One-to-four family residential	$7,640	$9,191
Commercial	5,789	4,571
Multi-family residential	500	325
Construction and land	4,435	5,551
Non real estate	230	438

Total loans on nonaccrual status	$18,594	$20,076

Ratio of nonperforming loans to total loans	3.26%	3.60%

Other nonperforming assets(2)	$7,744	$7,734

Total nonperforming assets(3)	$26,338	$27,927

Total nonperforming assets to total assets	3.37%	3.51%

The levels of nonperforming loans at December 31, 2012 and June 30, 2012 were attributable to continued challenging local economic conditions. Residential markets nationally and locally have been adversely impacted by an elevated level of foreclosures, as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have experienced slow sales and price decreases. The Company has significant exposure to the residential market in the Greater Cleveland, Ohio

PART I — FINANCIAL INFORMATION

area. As a result, the Company continues to experience an elevated, but improving level of nonperforming loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, the Company’s primary market, remains elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to other real estate owned, or charged off.

Non-Interest Income

For the three months ended December 31, 2012, non-interest income increased by $3.1 million from the prior-year comparable period. The increase in the current period was attributed to an increase in mortgage banking activity of $2.0 million, a decrease in losses and provisions associated with other real estate owned of $0.9 million, and an increase in service charges and other fees of $0.3 million consistent with the prior year period, the Company did not sell the guaranteed portions on its Small Business Administration (“SBA”) loan originations during the quarter.

The Company pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans. The majority of the mortgage lending activities in the current environment continues to involve refinancing and is highly correlated to interest rate movements and levels. The gains on loan origination and sales activities totaled $4.4 million for the current period, which represented an increase of $2.3 million compared with the prior-year period of $2.1 million. The high level of refinancing in the current period resulted in a loan servicing loss of $0.7 million compared to $0.3 million in the prior-year comparable quarter end. The Company recorded a valuation impairment charge against the book value of the mortgage loan servicing rights of $0.2 million for the three months ended December 31, 2012 and a small recovery for the comparable period in the prior year.

Gains and losses on the sale of other real estate owned, including write-downs, is recorded in non-interest income and was a net loss of $0.3 million for the quarter ended December 31, 2012, down from the net loss of $1.2 million for the same prior-year period.

Non-Interest Expense

Non-interest expense for the three months ended December 31, 2012 decreased by $0.1 million, or 1.4%, from the prior-year comparable period. This resulted from increased compensation of $0.5 million, offset by lower FDIC insurance of $0.2 million and other real estate owned expenses of $0.3 million.

The decrease to other real estate owned expense for the current period is attributable to a decline in the acquisition and maintenance of properties acquired through foreclosure as compared with last year, but remains elevated during the current period due to the activity levels associated with problem asset disposition. The decrease in FDIC insurance is related to the release of the Order.

Income Tax Expense

There was $0.1 million federal income tax provision recorded for the three months ended December 31, 2012, compared to a no federal income tax provision on the net loss for the prior-year comparable period. An ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $3.5 million, resulting in a net deferred tax asset of $0 at December 31, 2012.

PART I — FINANCIAL INFORMATION

Results of Operations: Six months ended December 31, 2012, compared to six months ended December 31, 2011.

The Company recognized a net profit for the six months ended December 31, 2012 of $4.1 million, or $0.16 per basic and $0.15 per diluted share, as compared to a net loss of $2.8 million, or $0.11 per basic and diluted share, for the prior-year comparable period. The increase in income is the result of an increase in net interest income of $1.0 million, a decrease in the provision for loan losses, of $1.4 million, and an increase in noninterest income primarily associated with mortgage banking activity of $4.7 million, offset by an increase in operating expenses of $0.2 million.

Net Interest Income

Despite lower interest earning assets and liabilities, net interest income for the six months ended December 31, 2012 increased by $1.0 million, as compared to the prior-year comparable period. Interest income decreased while a larger decline was realized in interest expense. Total interest income decreased $0.2 million during the current period compared with the same period in the prior year. A continued effort to replace nonperforming loans with performing loans as well as the change in mix of cash and available for sale securities to acquire better yielding assets limited the decline in yield during the ongoing low rate environment. Total interest expense declined $1.2 million from a year ago, due to both a decline in deposits, the Board’s continued efforts to lower the cost of funds. The low interest rate environment has allowed more repricing opportunities, augmenting a more rapid decline in cost of funds.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the six months ended December 31, 2012 and 2011, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

	December 31, 2012			December 31, 2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Interest-earning assets
Loans (1)	$581,803	$13,654	4.69%	$583,279	$14,100	4.90%
Mortgage-backed securities	17,210	130	1.51%	9,015	116	2.57%
Investments and other	126,218	688	1.09%	143,924	476	0.66%

Total interest-earning assets	725,231	14,472	3.99%	736,218	14,692	4.04%

Non-interest-earning assets	55,383			51,077

Total assets	$780,614			$787,295

Interest-bearing liabilities
Deposits	$645,141	$2,496	0.77%	$652,965	$3,732	1.14%
Borrowings	36,015	541	3.01%	36,122	545	3.02%

Total interest-bearing liabilities	681,156	3,037	0.89%	689,087	4,277	1.24%

Non-interest-bearing liabilities	25,706			27,942

Total liabilities	706,862			717,029
Stockholders’ equity	73,752			70,266

Total liabilities and stockholders’ equity	$780,614			$787,295

Net interest income		$11,435			$10,415

Interest-rate spread			3.10%			2.80%

Net yield on interest-earning assets			3.13%			2.86%

Interest-earning assets to interest-bearing liabilities	106.47%			106.84%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

PART I — FINANCIAL INFORMATION

Provision for Loan Losses and Asset Quality

For the six months ended December 31, 2012, a provision for loan losses of $2.1 million was recorded to bring the total allowance for loan losses to a level considered by management to be appropriate, based on management’s evaluation of relevant factors, including the risk characteristics and trends of the loan portfolio, historic and current loss experience, current economic conditions and underlying collateral valuations. This compares with the $3.5 million for the six months ended December 31, 2011. The allowance for loan losses decreased to 2.7% of loans outstanding at December 31, 2012 as compared to 2.9% at June 30, 2012 and 3.10% at December 31, 2011. The Company recorded net charge-offs of $3.0 million for the six months ended December 31, 2012 as compared to the $16.0 million for the six months ended December 31, 2011.

The Company implemented an enhanced loan accounting system in December 2011 which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. The Company charged off those loan amounts which had previously been specifically impaired. Remaining specific impairments known in prior periods as specific valuation allowances are now tracked as specific allocations to the allowance. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the quarter ended December 31, 2011 and reducing the allowance for loan losses associated with specific reserves. The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Company’s loan portfolio. As of December 31, 2012, the allowance for loan losses no longer consists of a specific component and a general component. Rather, the allowance for loan losses maintains specific allocations where appropriate on loans where known risks have been identified but no clear loss has been quantified or deemed appropriate to be taken.

The coverage ratio of allowance for loan losses to nonperforming loans improved to 81.4% as compared to 80.7% at June 30, 2012 and 57.8% at December 31, 2011. Directional improvement continues as historical experience and macroeconomic indicators are trending upward. Management will continue to monitor future movements.

The following is a breakdown of the allowance for loan losses:

	December 31, 2012	June 30, 2012
Allowance	$14,338,690	$14,634,531
Specific allocation	801,568	1,418,334

Total allowance for loan losses	$15,140,258	$16,052,865

Non-Interest Income

For the six months ended December 31, 2012, non-interest income increased by $4.7 million from the prior-year comparable period. The increase in the current period was primarily attributed to higher income from net mortgage banking activities of approximately $4.1 million, decreased provision for write downs and losses on the disposal of other real estate owned totaling $0.5 million and increased service charges relate to electronic banking. Also, the Company did not sell the guaranteed portions on its (“SBA”) loan originations during the period. This compares with SBA gains of $0.2 million for the six months ended December 31, 2011.

PART I — FINANCIAL INFORMATION

The Company pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans. The majority of the mortgage lending activities in the current environment continues to involve refinancing and is highly correlated to interest rate movements and levels. The net gains on loan origination and sales activities totaled $8.5 million for the current period, which represented an increase of $4.5 million compared with the prior-year period of $4.0 million. The high level of refinancing in the current period resulted in a loan servicing loss of $1.6 million compared to $1.1 million in the prior-year comparable period. The Company recorded a valuation impairment charge against the book value of the mortgage loan servicing rights of $0.8 million and $0.7 million for the six months ended December 31, 2012 and 2011, respectively.

Gains and losses on the sale of other real estate owned, including write-downs, is recorded in non-interest income and was a net loss of $0.6 million for the six months ended December 31, 2012, down from the net loss of $1.1 million for the same prior-year period.

Non-Interest Expense

Non-interest expense for the six months ended December 31, 2012 increased by $0.2 million, or 1.8%, from the prior-year comparable period. This resulted from increased compensation of $0.7 million, and outside service costs of $0.2 million offset by lower other real estate owned expenses of $0.5 million and a decrease in FDIC insurance of $0.2 million.

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

Income Tax Expense (Benefit)

There was a $57,000 federal income tax provision recorded for the six months ended December 31, 2012, compared to a $25,178 benefit on the net loss for the prior-year comparable period. An ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $3.5 million, resulting in a net deferred tax asset of $0 at December 31, 2012.

Liquidity and Capital Resources

PVF’s stockholders’ equity totaled $75.1 million and $68.8 million for the quarters ended December 31, 2012 and 2011, respectively. On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, PVF contributed approximately $20.0 million of the proceeds to the capital of Park View Federal to improve its regulatory capital position. At December 31, 2012, Park View Federal’s Tier 1 (core) capital ratio was 9.36% and its total risk-based capital ratio was 12.93%. The Bank’s primary regulator, the OCC, has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At December 31, 2012, the Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

PART I — FINANCIAL INFORMATION

(In thousands)	Park View Federal Capital	Percent of Assets (1)	Requirement for Well-Capitalized Institution
Tangible capital	$81,834	9.36%	N/A
Tier-1 core capital	73,831	9.36%	5.00%
Tier-1 risk-based capital	73,831	11.66%	6.00%
Total risk-based capital	73,831	12.93%	10.00%

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

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

The Company currently does not pay dividends on its common shares. The Company’s ability to pay dividends is also dependent, in part, on its receipt of dividends from Park View Federal. This restriction may adversely affect the market price for PVF’s common shares. PVF’s ability to pay dividends will depend on a number of factors, including capital requirements, its financial condition and results of operations including its ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions. PVF has cash of approximately $0.7 million at the parent company level available to service its operating

PART I — FINANCIAL INFORMATION

expenses and for future investment in Park View Federal, if necessary. It has no debt obligations. PVF also derives its liquidity resources for operating obligations from its non subsidiaries which are sufficient to meet current operating obligations. Management believes its current liquidity levels are adequate to meet its operating obligations over the next twelve months.

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

The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO and the Company’s Board of Directors. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the Company’s change in net interest income and NPV in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Company’s assets and liabilities. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. At December 31, 2012, the Company remains in compliance with such policy limits. The results of the interest rate sensitivity modeling and measurement indicates that the Company remains in a liability sensitive position and not materially changed from June 30, 2012.

In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten the effective maturity and increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate loans and loans with shorter balloon maturities which are retained by the Company for its portfolio. In addition, almost all fixed-rate mortgages are underwritten according to guidelines of the Freddie Mac or Fannie Mae, which are then sold directly for cash in the secondary market. The Company carefully monitors the maturity and repricing of its interest-earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. The Company’s interest rate risk position is the result of the repricing characteristics of assets and liabilities. The balance sheet is primarily comprised of interest-earning assets having a maturity and repricing period of one month to five years. These assets were funded primarily utilizing interest-bearing liabilities having a final maturity of two years or less.

PART I — FINANCIAL INFORMATION

Item 4.	Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness described below in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended: (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability if financial reporting and the preparation of financial statements for external purposes in accordance with accosting principles generally accepted in the United States of America.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon our assessment, we believe that as of December 31, 2012, the Company’s internal control over financial reporting was not effective because management identified the following material weakness.

During the quarter ended December 31, 2012, the Company identified that it was not properly adjusting for the interest on residential mortgage loans originated and sold into the secondary market whereby interest was advance to Freddie Mac for the period from the first day of the month until the date of settlement with Freddie Mac to ensure a whole payment is subsequently remitted by the Company to Freddie Mac. Such amounts should have been reversed from interest income and included in the liability account of funds due Freddie Mac. It was determined that the adjustments were not made beginning August 2011.

As a result management determined that we were required to record a charge to interest income totaling $753,229, of this, $599, 745 relates to the prior fiscal year ended June 30, 2012 and the remaining $153,484 is related to the quarter ended September 30, 2012. We have adjusted our opening retained earnings for 2013 for the item described above as reflected in the consolidated financial statements contained in this form 10-Q and consider these adjustments to be immaterial in prior periods.

PART II — OTHER INFORMATION

Management determined that the control deficiency that lead to the adjustment to retained earnings, constituted a material weakness in the Company’s internal control over financial reporting. Promptly following the identification of the material weakness, management began taking the following steps to remediate this material weakness.

•	Management reviewed this material weakness with our audit committee, senior management and independent accounting firm

•	Management has modified the procedures around the monthly Freddie Mac interest posting

•	Management has further educated the appropriate parties involved in the process

•	Management has strengthened the review of the accounts related to the Freddie Mac interest posting

In additions to the steps take above management intends to continue to enhance the internal control process. Management believes these changes will contribute significantly to the remediation of the material weakness in internal control over financial reporting that was in existence at December 31, 2012. Additional changes will be implemented as necessary. Other than discussed above there were no significant changes in internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonable likely to affect our, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	N/A

(b)	N/A

(c)	The Company did not repurchase its equity securities during the period ended December 31, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

PART II — OTHER INFORMATION

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1 [1]	First Amended and Restated Articles of Incorporation, as amended

3.2 [2]	Code of Regulations, as amended and restated

4[3]	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

10.1 [4]	Stock Option Stock Appreciation Right Award Agreement

10.2 [5]	PVF Capital Corp. 2012 Incentive Plan

31.1 [4]	Rule 13a-14(a) Certification of Chief Executive Officer

31.2 [4]	Rule 13a-14(a) Certification of Chief Financial Officer

32 [4]	Section 1350 Certifications

101.INS[6]	XBRL Instance Document.

101.DEF[6]	XBRL Taxonomy Extension Definition Linkbase Document.

101.SCH[6]	XBRL Taxonomy Extension Schema Document.

101.CAL[6]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB[6]	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE[6]	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2010 (Commission File No. 333-163037).
(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2008 (Commission File No. 0-24948).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 6, 2011.
(4)	Filed herewith.
(5)	Incorporated by reference from Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on February 13, 2013.
(6)	In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.
(Registrant)

Date: February 13, 2013	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer
(Duly authorized officer)

/s/ James H. Nicholson
James H. Nicholson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)