Form 10-Q
period 2013-03-31
PVF CAPITAL CORP
filed 2013-05-14
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	26,552,685
(Class)	(Outstanding at May 14, 2013)

PVF CAPITAL CORP.

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	June 30,
	2013	2012
ASSETS
Cash and amounts due from financial institutions	$19,869,055	$5,840,608
Interest-bearing deposits	80,125,268	114,269,532

Total cash and cash equivalents	99,994,323	120,110,140
Securities available for sale	41,419,405	38,658,044
Loans receivable held for sale, net	9,348,387	25,062,786
Loans receivable, net of allowance of $14,920,232 and $16,052,865	547,216,456	541,627,515
Office properties and equipment, net	7,139,173	7,237,165
Real estate owned, net	7,251,163	7,733,578
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank-owned life insurance	23,768,643	23,648,663
Prepaid expenses and other assets	11,507,473	14,560,882

Total assets	$760,456,123	$791,449,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest-bearing deposits	$64,085,166	$51,786,588
Interest-bearing deposits	557,082,044	604,192,552

Total deposits	621,167,210	655,979,140
Note payable	966,112	1,046,111
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Advances from borrowers for taxes and insurance	8,349,129	4,469,292
Accrued expenses and other liabilities	17,636,636	24,824,454

Total liabilities	683,119,087	721,318,997

Stockholders’ equity
Serial preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 65,000,000 shares authorized; 26,521,567 and 26,217,796 shares issued	265,527	262,178
Additional paid-in capital	101,722,000	100,897,561
Retained earnings (accumulated deficit)	(20,893,709)	(26,719,600)
Accumulated other comprehensive income (loss)	80,365	(472,116)
Treasury stock at cost, 472,725 shares	(3,837,147)	(3,837,147)

Total stockholders’ equity	77,337,036	70,130,876

Total liabilities and stockholders’ equity	$760,456,123	$791,449,873

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
		(Revised)		(Revised)
Interest and dividends income
Loans	$6,522,409	$6,884,277	$20,176,903	$20,984,085
Mortgage-backed securities	61,278	95,138	191,024	210,777
Federal Home Loan Bank stock dividends	136,862	145,309	425,199	402,233
Securities	120,894	146,456	387,304	184,798
Federal funds sold and interest-bearing deposits	51,168	73,700	184,091	254,586

Total interest and dividends income	6,892,611	7,344,880	21,364,521	22,036,479

Interest expense
Deposits	1,012,425	1,592,190	3,508,571	5,324,370
Long-term borrowings	265,017	268,267	806,167	812,887

Total interest expense	1,277,442	1,860,457	4,314,738	6,137,257

Net interest income	5,615,169	5,484,423	17,049,783	15,899,222
Provision for loan losses	—	2,016,000	2,050,000	5,482,000

Net interest income after provision for loan losses	5,615,169	3,468,423	14,999,783	10,417,222

Non-interest income
Service charges and other fees	237,436	238,403	888,591	623,081
Mortgage banking activities, net	2,464,702	3,332,547	9,355,545	6,149,734
Gain on sale of SBA loans	556,326	—	552,640	221,218
Increase in cash surrender value of bank-owned life insurance	35,088	54,928	119,980	173,915
Loss on real estate owned	(65,662)	(209,813)	(182,703)	(453,770)
Provision for real estate owned losses	(540,415)	(401,580)	(993,876)	(1,276,403)
Other, net	223,860	260,603	667,798	634,573

Total non-interest income	2,911,335	3,275,088	10,407,975	6,072,348

Non-interest expense
Compensation and benefits	3,277,109	2,854,357	9,633,127	8,481,444
Office occupancy and equipment	538,052	607,606	1,676,009	1,770,900
FDIC insurance	239,639	440,182	874,116	1,295,613
Professional and legal	259,107	60,000	620,000	305,000
Outside services	892,755	736,031	2,261,646	1,849,102
Maintenance contracts	87,373	221,825	437,526	640,682
Franchise tax	212,950	224,145	606,364	675,000
Real estate owned and collection expense	435,629	573,306	1,284,263	1,970,677
Merger-related expense	275,861	—	275,861	—
Other	472,502	800,731	1,782,955	2,066,964

Total non-interest expense	6,690,977	6,518,183	19,451,867	19,055,382

Income (loss) before federal income taxes	1,835,527	225,328	5,955,891	(2,565,812)
Federal income tax provision (benefit)	73,000	—	130,000	(25,178)

Net income (loss)	$1,762,527	$225,328	$5,825,891	$(2,540,634)

Basic earnings (loss) per share	$0.07	$0.01	$0.22	$(0.10)

Diluted earnings (loss) per share	$0.07	$0.01	$0.22	$(0.10)

Dividend declared per common share	$—	$—	$—	$—

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
		(Revised)		(Revised)
Net income (loss)	$1,762,527	$225,328	$5,825,891	($2,540,634)
Other comprehensive income, net of tax
Unrealized holding gains on available for sale securities	154,537	278,999	552,481	373,904
Reclassification adjustment for gains included in net income	—	—	—	—
Tax effect	—	—	—	—

Total other comprehensive income	154,537	278,999	552,481	373,904

Total comprehensive income (loss)	$1,917,064	$504,327	$6,378,372	($2,166,730)

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,
	2013	Revised 2012
Operating activities:
Net income (loss)	$5,825,891	$(2,540,634)
Adjustments to reconcile net income (loss) to net cash flow from operating activities
Amortization of premium available for sale securities	50,405	61,120
Depreciation and amortization	521,845	534,499
Provision for loan losses	2,050,000	5,482,000
Gain on the sale of loans receivable held for sale	(11,409,934)	(6,712,912)
Gain on the sale of SBA loans	(552,640)	(221,218)
Provision for real estate owned losses	993,876	1,276,403
Deferral of loan origination fees, net	(130,045)	(370,876)
Loss on disposal of real estate owned, net	182,703	453,770
Market adjustment for loans held for sale	460,649	(215,785)
Change in fair value of mortgage banking derivatives	108,122	(877,137)
Stock compensation	599,792	269,333
Proceeds from loans receivable held for sale	344,494,353	258,407,978
Origination of loans receivable held for sale, net	(320,650,658)	(260,989,856)
Increase in cash surrender value of bank-owned life insurance	(119,980)	(173,915)
Net change in other assets and other liabilities	(1,154,510)	14,173,643

Net cash from (used in) operating activities	21,269,869	8,556,413

Investing activities:
Loan repayments and originations, net	(10,703,517)	(12,680,504)
Principal repayments on securities available for sale	4,940,124	2,266,125
Calls of securities available for sale	7,750,000	8,950,000
Purchase of securities available for sale	(14,664,800)	(37,676,427)
Additions to office properties and equipment, net	(423,853)	(372,197)
Proceeds from sale of real estate owned	2,500,456	4,899,309

Net cash from (used in) investing activities	(10,601,590)	(34,613,694)

Financing activities:
Net increase in demand deposits, NOW and passbook savings	26,499,333	84,621,972
Net decrease in time deposits	(61,311,262)	(69,995,389)
Repayment of note payable	(80,000)	(80,000)
Net increase (decrease) in advances from borrowers for taxes and insurance	3,879,837	(3,284,566)
Proceeds from the issuance of common shares	227,996	—

Net cash from (used in) financing activities	(30,784,096)	11,262,017

Net increase (decrease) in cash and cash equivalents	(20,115,817)	(14,795,264)
Cash and cash equivalents at beginning of period	120,110,140	149,291,405

Cash and cash equivalents at end of period	$99,994,323	$134,496,141

Supplemental disclosures of cash flow information:
Cash payments of interest	$4,313,143	$6,132,279
Cash payments of income taxes	$165,000	$—
Supplemental noncash investing activity:
Transfer of loans to real estate owned	$3,194,620	$8,208,748

See Notes to the Consolidated Financial Statements

Part I — FINANCIAL INFORMATION

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended

March 31, 2013 and 2012

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

Basis of Presentation: The accompanying Unaudited Consolidated Financial Statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and the instructions for Form #10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. These consolidated financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2013, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accounting principles used to prepare the consolidated financial statements are in compliance with U.S. GAAP. However, the financial statements were prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial and note disclosures required by U.S. GAAP.

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

Part I — FINANCIAL INFORMATION

could differ from these estimates. The allowance for loan losses, valuation of mortgage servicing rights, fair value of mortgage banking derivatives, valuation of loans held for sale, fair value of securities, valuation of other real estate owned, and the realizability of deferred tax assets are particularly susceptible to change.

NOTE 2 — ADJUSTMENT FOR FREDDIE MAC INTEREST

During the quarter ended December 31, 2012, the Company identified that it was not making appropriate adjustments with respect to interest on residential mortgage loans originated and sold into the secondary market. In these mortgage sales, interest was advanced by Freddie Mac for the period from the first day of the month until the date of settlement with Freddie Mac to ensure a whole payment was subsequently remitted by the Company to Freddie Mac. Such amounts should have been reversed monthly from interest income and included in the liability account of funds due to Freddie Mac. It was determined that the adjustments to reverse interest income were not made beginning in August 2011.

The Company is applying relevant guidance from the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) to assess the materiality of the interest income adjustments described above. It was determined, based upon the assessment, that the adjustments were immaterial to the previously reported amounts contained in the Company’s prior periodic filings. Although the interest income adjustments were immaterial to prior periods, recording the cumulative impact of the out-of period correction in the second quarter of 2013 would have been material. Therefore the Company applied the guidance for accounting for changes and error corrections and revised the prior period financial statements presented per SAB 108.

The guidance also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company is therefore revising the previously reported financial information for the quarter ended March 31, 2012 as well as the nine months ended March 31, 2012. The adjustments for both the quarter ended March 31, 2012 and the nine months ended March 31, 2012 is a decrease to interest income of $0.4 million and an increase in accrued expenses and other liabilities for the same amount. These adjustments do not require previously filed reports with the SEC to be amended. The Company intends to continue to revise the previously reported consolidated financial statements for certain comparative quarterly and annual periods through subsequent filings. The Company considers these adjustments to be immaterial to prior periods.

Part I — FINANCIAL INFORMATION

The applicable effect on the prior year balance sheet and statement of operations related to the adjustment for interest income on residential loans is as follows:

	June 30,	March 31,
	2012	2012
Balance Sheet:
Accrued expenses and other liabilities as previously reported	$24,224,709	$25,504,793
Adjustment for interest income on residential loans sold	599,745	383,144

Accrued expenses and other liabilities as adjusted	$24,824,454	$25,887,937

Retained earnings as previously reported	$(26,119,855)	$(26,946,269)
Net impact of adjustment for interest income on residential loans sold	(599,745)	(383,144)

Retained earnings (accumulated deficit) as adjusted	$(26,719,600)	$(27,329,413)

Total stockholders’ equity as previously reported	$70,730,621	$69,767,727
Net impact of adjustment for interest income on residential loans sold	(599,745)	(383,144)

Total stockholders’ equity as adjusted	$70,130,876	$69,384,583

	For the year	For the quarter	For the nine months
	ended	ended	ended
	June 30, 2012	March 31, 2012	March 31, 2012
Statement of Operations:
Interest and divdends income on loans as previously reported	$28,382,546	$7,079,214	$21,367,228
Adjustment for interest income on residential loans sold	(599,745)	(194,937)	(383,144)

Interest and divdends income on loans as adjusted	$27,782,801	$6,884,277	$20,984,084

Total interest and dividends income	$29,847,913	$7,539,817	$22,419,622
Adjustment for interest income on residential loans sold	(599,745)	(194,937)	(383,144)

Total interest and dividends income as adjusted	$29,248,168	$7,344,880	$22,036,478

Net interest income as previously reported	$21,973,522	$5,679,360	$16,282,365
Adjustment for interest income on residential loans sold	(599,745)	(194,937)	(383,144)

Net interest income as adjusted	$21,373,777	$5,484,423	$15,899,221

Net interest income after provision for loan losses as previously reported	$14,991,522	$3,663,360	$10,800,365
Adjustment for interest income on residential loans sold	(599,745)	(194,937)	(383,144)

Net interest income as adjusted	$14,391,777	$3,468,423	$10,417,221

Income (loss) before federal income taxes as previously reported	$(1,550,076)	$420,265	$(2,182,669)
Adjustment for interest income on residential loans sold	(599,745)	(194,937)	(383,144)

Income (loss) before federal income taxes as adjusted	$(2,149,821)	$225,328	$(2,565,813)

Net income (loss) as previously reported	$(1,331,077)	$420,265	$(2,157,491)
Adjustment for interest income on residential loans sold	(599,745)	(194,937)	(383,144)

Net income (loss) as adjusted	$(1,930,822)	$225,328	$(2,540,635)

Basic earnings (loss) per share as previously reported	$(0.05)	$0.02	$(0.08)
Adjustment for interest income on residential loans sold	(0.03)	(0.01)	(0.02)

Basic earnings (loss) per share as adjusted	$(0.08)	$0.01	$(0.10)

Part I — FINANCIAL INFORMATION

NOTE 3 —AGREEMENT AND PLAN OF MERGER

On February 19, 2013, the Company and F.N.B. Corporation (“FNB”) the parent company of First National Bank of Pennsylvania (“FNB Bank”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which the Company will merge with and into FNB. Promptly following consummation of the merger, it is expected that the Bank will merge with and into FNB Bank.

Under the terms of the Merger Agreement, the Company’s shareholders will receive 0.3405 shares (the “Exchange Ratio”) of FNB common stock for each share of the Company’s common stock they own. In addition, all unexercised warrants remaining at the time of closing will be settled in cash based on the average closing price of FNB’s common shares for a specific 20 day trading period. The Merger Agreement also provides that all options to purchase the Company’s stock which are outstanding and unexercised immediately prior to the closing shall be converted into fully vested and exercisable options to purchase shares of FNB common stock, based upon the Exchange Ratio.

Consummation of the merger is subject to certain conditions, including, among others, approval of the merger by the Company’s common stockholders, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, effectiveness of the registration statement to be filed by FNB with the SEC to register shares of FNB common stock to be offered to the Company’s stockholders, absence of a material adverse effect, recipient of tax opinions and the absence of any injunctions or other legal restraints.

Further information concerning the proposed merger will be included in a joint proxy statement/prospectus which will be filed the SEC in connection with the merger.

NOTE 4 — SECURITIES

As of March 31, 2013 and June 30, 2012, respectively, the amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trust preferred securities	19,281,892	1,174,327	(22,616)	20,433,603
Mortgage-backed GSE securities	20,700,442	298,980	(13,620)	20,985,802

Total	$39,982,334	$1,473,307	$(36,236)	$41,419,405

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
FNMA structured notes	$2,000,000	$9,320	$—	$2,009,320
Trust preferred securities	20,964,197	344,230	(46,665)	21,261,762
Mortgage-backed GSE securities	15,093,864	293,098	—	15,386,962

Total	$38,058,061	$646,648	$(46,665)	$38,658,044

Part I — FINANCIAL INFORMATION

Management performs a quarterly evaluation of investment securities for other-than-temporary impairment. At March 31, 2013 and June 30, 2012, respectively, the gross unrealized losses were in a loss position for less than twelve months on all but the trust preferred securities. The unrealized losses in trust preferred securities relate primarily to the changes in market interest rates and spreads since the securities were purchased. Management does not believe that any of these losses at March 31, 2013 or June 30, 2012 represent an other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-then-temporary impairment is identified.

The amortized cost and fair value of securities available-for-sale, by contractual maturity, are shown below:

	March 31, 2013
	Amortized Cost	Fair Value
One to five years	$981,515	$981,880
Five to ten years	5,024,678	5,127,351
Greater than 10 years	13,275,699	14,324,372
Mortgage-backed GSE securities	20,700,442	20,985,802

Total	$39,982,334	$41,419,405

These mortgage-backed securities are backed by residential mortgage loans and do not mature on a single maturity date. Securities pledged as collateral for contingent funding at the Federal Home Loan Bank of Cincinnati were approximately $11.8 million.

Part I — FINANCIAL INFORMATION

NOTE 5 — LOANS RECEIVABLE

Loans receivable at March 31, 2013 and June 30, 2012 consisted of the following:

	March 31,	June 30,
	2013	2012
One-to-Four Family Loans:
1-4 Family Owner Occupied	$62,119,051	$58,743,933
1-4 Family Non-Owner Occupied	30,129,375	34,368,320
1-4 Family Second Mortgage	27,437,987	29,202,145
Home Equity Lines of Credit	61,096,505	65,908,899
Home Equity Investment Lines of Credit	3,886,892	5,645,851
One-to-Four Family Construction Loans:
1-4 Family Construction	3,228,941	514,052
1-4 Family Construction Models/Speculative	640,938	1,608,137
Multi-Family Loans:
Multi-Family	58,285,309	53,959,459
Multi-Family Second Mortgage	63,272	145,642
Multi-Family Construction	1,566,349	5,375,000
Commercial Real Estate Loans:
Commercial	199,551,737	198,287,457
Commercial Second Mortgage	4,582,916	5,750,283
Commercial Lines of Credit	26,409,070	22,335,619
Commercial Construction	10,018,229	7,732,736
Commercial and Industrial Loans	51,509,793	35,443,184
Land Loans:
Lot Loans	7,525,661	12,091,093
Acquisition and Development Loans	14,049,562	19,093,006
Consumer Loans	651,609	2,112,708

Total loans receivable	562,753,196	558,317,524
Net deferred loan origination fees	(616,508)	(637,144)
Allowance for loan losses	(14,920,232)	(16,052,865)

Total loans receivable, net	$547,216,456	$541,627,515

Part I — FINANCIAL INFORMATION

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Beginning balance at December 31, 2012	$5,317,890	$324,143	$1,653,155	$5,331,524	$1,086,132	$1,416,605	$10,809	$15,140,258
Provision for loan losses	(309,323)	505,486	(238,170)	177,990	423,095	(549,199)	(9,879)	—
Charge-offs	(295,612)	(58,692)	—	(200,142)	—	(68,814)	—	(623,260)
Recoveries	376,185	—	11,389	4,176	1,998	9,486	—	403,234

Ending balance at March 31, 2013	$5,089,140	$770,937	$1,426,374	$5,313,548	$1,511,225	$808,078	$930	$14,920,232

The following table presents activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2013:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Beginning balance at June 30, 2012	$5,765,276	$305,312	$1,903,138	$5,084,179	$928,043	$2,057,301	$9,616	$16,052,865
Provision for loan losses	1,367,501	560,276	117,211	626,011	615,216	(1,240,287)	4,072	2,050,000
Charge-offs	(2,472,683)	(104,651)	(605,364)	(476,167)	(40,936)	(88,892)	(13,000)	(3,801,693)
Recoveries	429,046	10,000	11,389	79,525	8,902	79,956	242	619,060

Ending balance at March 31, 2013	$5,089,140	$770,937	$1,426,374	$5,313,548	$1,511,225	$808,078	$930	$14,920,232

Part I — FINANCIAL INFORMATION

The following table presents activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Beginning balance at December 31, 2011	$5,904,130	$530,508	$1,240,126	$5,511,013	$1,560,023	$2,373,755	$395,600	$17,515,155
Provision for loan losses	1,056,747	(4,424)	165,112	(512,507)	(914,177)	2,377,974	(152,725)	2,016,000
Charge-offs	(1,594,690)	(123,687)	—	(780,211)	(3,088)	(425,076)	—	(2,926,752)
Recoveries	44,771	—	—	16,328	238,209	10,000	—	309,308

Ending balance at March 31, 2012	$5,410,958	$402,397	$1,405,238	$4,234,623	$880,967	$4,336,653	$242,875	$16,913,711

The following table presents activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2012:

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Beginning balance at June 30, 2011	$8,841,454	$1,266,740	$1,767,336	$8,458,942	$1,663,894	$7,891,305	$107,222	$29,996,893
Provision for loan losses	2,807,565	217,262	243,392	(315,396)	(533,952)	2,927,476	135,653	5,482,000
Charge-offs	(6,323,123)	(1,081,605)	(605,490)	(4,030,222)	(540,870)	(6,549,479)	—	(19,130,789)
Recoveries	85,062	—	—	121,299	291,895	67,351	—	565,607

Ending balance at March 31, 2012	$5,410,958	$402,397	$1,405,238	$4,234,623	$880,967	$4,336,653	$242,875	$16,913,711

Part I — FINANCIAL INFORMATION

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2013. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees, but excludes accrued interest receivable which is not considered to be material.

		One-to-Four		Commercial	Commercial
	One-to-Four	Family	Multi-	Real	and
	Family	Construction	Family	Estate	Industrial	Land	Consumer	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$48,267	$101,716	$—	$98,725	$300,860	$252,000	$—	$801,568
Collectively evaluated for impairment	5,040,873	669,221	1,426,374	5,214,823	1,210,365	556,078	930	14,118,664

Total ending allowance balance	$5,089,140	$770,937	$1,426,374	$5,313,548	$1,511,225	$808,078	$930	$14,920,232

Loans
Loans individually evaluated for impairment	$11,171,637	$636,734	$777,825	$10,629,961	$472,590	$5,386,292	$—	$29,075,039

Loans collectively evaluated for impairment	$173,295,863	$3,228,906	$59,071,467	$229,668,450	$50,980,773	$16,165,295	$650,895	$533,061,649

Total ending loans balance	$184,467,500	$3,865,640	$59,849,292	$240,298,411	$51,453,363	$21,551,587	$650,895	$562,136,688

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

Part I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2013 and the average recorded investment and interest income recognized by class for the nine months ended March 31, 2013:

	March 31, 2013			Three months ended March 31, 2013			Nine months ended March 31, 2013
	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
	Balance (1)	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$6,139,539	$5,415,419	$—	$5,375,297	$17,734	$17,734	$5,374,309	$59,529	$59,529
1-4 Family Non-Owner Occupied	3,337,867	2,210,057	—	2,037,977	3,346	3,346	2,164,909	14,566	14,566
1-4 Family Second Mortgage	933,822	716,091	—	827,006	1,897	1,897	1,006,720	5,794	5,794
Home Equity Lines of Credit	2,519,720	2,157,360	—	2,137,567	—	—	1,964,249	2,616	2,616
Home Equity Investment Lines of Credit	508,328	331,810	—	333,664	—	—	245,303	375	375
One-to-Four Family Construction Loans:
1-4 Family Construction Models/Speculative	121,505	115,943	—	211,406	3,079	3,079	271,486	22,743	22,743
Multi-Family Loans:
Multi-Family	780,073	777,825	—	783,972	—	—	622,607	—	—
Commercial Real Estate Loans:
Commercial	7,435,182	7,148,478	—	7,456,062	43,428	43,428	8,359,503	144,363	144,363
Commercial Lines of Credit	1,579,652	1,481,868	—	1,530,508	—	—	1,072,689	—	—
Commercial Construction	828,491	643,900	—	643,894	—	—	643,877	22,908	22,908
Commercial and Industrial Loans	528,149	172,059	—	186,689	36	36	263,271	133	133
Land Loans:
Lot Loans	4,080,598	3,104,287	—	3,182,545	8,806	8,806	3,574,445	30,765	30,765
Acquisition and Development Loans	4,802,613	2,148,755	—	2,244,457	12,628	12,628	2,559,701	28,938	28,938

Total with no related allowance recorded	$33,595,539	$26,423,852	$—	$26,951,044	$90,954	$90,954	$28,123,069	$332,730	$332,730

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$226,619	$226,371	$39,981	$227,729	$1,283	$1,283	$229,682	$3,105	$3,105
1-4 Family Non-Owner Occupied	114,655	114,529	8,286	114,982	900	900	115,880	3,503	3,503
1-4 Family Second Mortgage	—	—	—	—	—	—	123,337	—	—
Home Equity Lines of Credit	—	—	—	—	—	—	464,376	—	—
Home Equity Investment Lines of Credit	—	—	—	—	—	—	201,315	—	—
One-to-Four Family Construction Loans:
1-4 Family Construction	521,363	520,792	101,716	520,788	6,843	6,843	391,833	20,855	20,855
1-4 Family Construction Models/Speculative	—	—	—	—	—	—	131,441	—	—
Commercial Real Estate Loans:
Commercial	1,357,202	1,355,715	98,725	1,355,705	17,981	17,981	1,355,676	55,711	55,711
Commercial and Industrial Loans	300,860	300,530	300,860	300,528	3,891	3,891	300,522	11,789	11,789
Land Loans:
Lot Loans	133,396	133,250	252,000	133,623	2,008	2,008	134,359	6,059	6,059

Total with an allowance recorded	$2,654,095	$2,651,187	$801,568	$2,653,355	$32,906	$32,906	$3,448,421	$101,022	$101,022

Total loans evaluated for impairment	$36,249,634	$29,075,039	$801,568	$29,604,399	$123,860	$123,860	$31,571,490	$433,752	$433,752

(1)	There are $12.6 million of loans individually identified for impairment accruing interest.

Part I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012:

	June 30, 2012
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance (1)	Investment	Allocated
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$6,380,803	$5,671,079	$—
1-4 Family Non-Owner Occupied	4,597,708	2,453,581	—
1-4 Family Second Mortgage	1,455,914	1,230,284	—
Home Equity Lines of Credit	1,834,685	1,832,595	—
Home Equity Investment Lines of Credit	157,120	156,943	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Speculative	678,779	354,986	—
Multi-Family Loans:
Multi-Family	635,053	622,228	—
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	10,902,253	9,286,679	—
Commercial Second Mortgage	—	—	—
Commercial Lines of Credit	617,240	616,536	—
Commercial Construction	828,490	643,863	—
Commercial and Industrial Loans	801,075	439,781	—
Land Loans:
Lot Loans	5,235,050	3,678,550	—
Acquisition and Development Loans	5,986,575	3,375,100	—
Consumer Loans	—	—	—

Total with no related allowance recorded	$40,110,745	$30,362,205	$—

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$232,751	$232,485	$39,981
1-4 Family Non-Owner Occupied	117,360	117,226	8,286
1-4 Family Second Mortgage	247,293	247,011	14,685
Home Equity Lines of Credit	895,875	894,852	299,759
Home Equity Investment Lines of Credit	407,757	407,293	302,322
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—
1-4 Family Construction Models/Speculative	526,363	525,762	101,716
Multi-Family Loans:
Multi-Family	—	—	—
Multi-Family Second Mortgage	—	—	—
Multi-Family Construction	—	—	—
Commercial Real Estate Loans:
Commercial	1,357,202	1,355,653	98,725
Commercial Second Mortgage	—	—	—
Commercial Lines of Credit	—	—	—
Commercial Construction	—	—	—
Commercial and Industrial Loans	300,860	300,517	300,860
Land Loans:
Lot Loans	135,614	135,459	252,000
Acquisition and Development Loans	—	—	—
Consumer Loans	—	—	—

Total with an allowance recorded	$4,221,075	$4,216,258	$1,418,334

Total loans evaluated for impairment	$44,331,820	$34,578,463	$1,418,334

(1)	There are $13.9 million of loans individually identified for impairment accruing interest.

Part I — FINANCIAL INFORMATION

The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2012 and the average recorded investment and interest income recognized by class for the nine months ended March 31, 2012:

	March 31, 2012			Three months ended March 31, 2012			Nine months ended March 31, 2012
	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
	Balance (1)	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$6,679,205	$5,867,587	0	$4,994,570	$—	$—	$5,800,153	$80,206	$80,206
1-4 Family Non-Owner Occupied	4,860,622	2,745,187	0	4,358,867	2,129	2,129	3,178,448	32,083	32,083
1-4 Family Second Mortgage	1,291,641	1,241,837	0	1,375,641	7,626	7,626	1,327,467	14,328	14,328
Home Equity Lines of Credit	1,822,833	1,820,596	0	1,375,225	—	—	1,121,372	—	—
Home Equity Investment Lines of Credit	157,121	156,929	0	176,128	—	—	198,887	—	—
One-to-Four Family Construction Loans:						—
1-4 Family Construction	282,542	210,293	0	105,146		—	52,573	2,197	2,197
1-4 Family Construction Models/Speculative	926,542	439,050	0	684,261	—	—	430,507	—	—
Multi-Family Loans:						—
Multi-Family	1,006,573	636,509	0	637,704	21,239	21,239	931,248	21,239	21,239
Commercial Real Estate Loans:						—
Commercial	7,933,276	7,127,059	0	7,739,436	105,706	105,706	7,291,011	132,425	132,425
Commercial Second Mortgage	137,105	65,746	0	99,530	—	—	335,025	1,660	1,660
Commercial Lines of Credit	1,778,456	1,776,273	0	3,210,192	24,457	24,457	2,984,380	24,457	24,457
Commercial Construction	828,491	643,791	0	643,689	—	—	506,536	—	—
Commercial and Industrial Loans	1,319,446	962,480	0	3,174,153	249	249	2,615,647	249	249
Land Loans:						—
Lot Loans	5,068,194	3,590,810	0	3,400,448	2,230	2,230	2,276,751	3,658	3,658
Acquisition and Development Loans	5,382,261	2,624,696	0	2,774,223	17,455	17,455	1,524,327	25,825	25,825
Consumer Loans	—	—	0	—	—	—	—	—	—

Total with no related allowance recorded	$39,474,308	$29,908,843	0	$34,749,213	$181,091	$181,091	$30,574,332	$338,327	$338,327

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$247,293	$246,990	$14,685	$123,495	$3,297	$3,297	$640,788	$4,016	$4,016
1-4 Family Non-Owner Occupied	118,243	118,098	8,286	118,518	4,082	4,082	2,433,254	8,933	8,933
1-4 Family Second Mortgage	—	—	—	—	—	—	180,733	—	—
Home Equity Lines of Credit	1,117,396	1,116,025	469,147	1,648,394	—	—	1,973,233	—	—
Home Equity Investment Lines of Credit	537,903	537,242	414,197	564,533	—	—	454,845	—	—
One-to-Four Family Construction Loans:
1-4 Family Construction				262,859	21,029	21,029	131,429	21,029	21,029
1-4 Family Construction Models/Speculative	526,363	525,718	101,716	262,794	—	—	1,550,474	—	—
Multi-Family Loans:
Multi-Family	—	—	—	—	—	—	184,106	—	—
Multi-Family Second Mortgage	—	—	—	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	4,112,297	4,107,250	170,784	2,354,692	95,788	95,788	5,607,978	140,285	140,285
Commercial Second Mortgage	—	—	—	—	—	—	34,220	—	—
Commercial Lines of Credit	—	—	—	97,709	—	—	48,854	—	—
Commercial Construction	—	—	—	—	18,550	18,550	1,573,306	—	—
Commercial and Industrial Loans	345,009	344,586	306,780	1,022,144	—	—	1,739,194	18,550	18,550
Land Loans:						—
Lot Loans	136,332	136,165	252,000	258,955	—	—	1,671,631	—	—
Acquisition and Development Loans	—	—	—	—	—	—	4,913,195	—	—

Total with an allowance recorded	$7,140,836	$7,132,074	$1,737,595	$6,714,093	$142,746	$142,746	$23,137,240	$192,813	$192,813

Total loans evaluated for impairment	$46,615,144	$37,040,917	$1,737,595	$41,463,306	$323,837	$323,837	$53,711,572	$531,140	$531,140

(1)	There are $10.8 million of loans individually identified for impairment accruing interest.

Part I — FINANCIAL INFORMATION

Past Due and Non-Accrual Loans

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loan as of March 31, 2013 and June 30, 2012. Non-accrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	March 31, 2013		June 30, 2012
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual(1)	Still Accruing(2)	Nonaccrual(1)	Still Accruing(2)
One-to-Four Family Loans:
1-4 Family Owner Occupied	$2,880,407	$—	$2,871,746	$—
1-4 Family Non-Owner Occupied	2,163,195	—	2,461,281	—
1-4 Family Second Mortgage	440,707	—	566,444	—
Home Equity Lines of Credit	2,157,753	—	2,727,447	—
Home Equity Investment Lines of Credit	332,003	—	564,235	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—
1-4 Family Construction Models/Speculative	115,949	—	355,355	—
Multi-Family Loans:
Multi-Family	490,921	—	324,602	—
Multi-Family Second Mortgage	—	—	—	—
Multi-Family Construction	—	—	—	—
Commercial Real Estate Loans:
Commercial	2,755,014	—	3,310,170	—
Commercial Second Mortgage	—	—	—	—
Commercial Lines of Credit	1,481,974	—	616,537	—
Commercial Construction	644,102	—	644,072	—
Commercial and Industrial Loans	170,846	—	437,729	—
Land Loans:
Lot Loans	2,422,823	—	3,815,778	—
Acquisition and Development Loans	969,470	—	1,380,199	—
Consumer Loans	—	—	—	—

Total	$17,025,164	$—	$20,075,595	$—

(1)	Non-accrual status denotes loans which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the non-accrual criteria established with respect to regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectability of the principal balance of the loan.
(2)	At March 31, 2013 and June 30, 2012, the Company had balances of approximately $3.7 million and $6.3 million, respectively, in loans that have matured and continue to make current payments. These loans are not considered past due as a result of their payment status being current.

Part I — FINANCIAL INFORMATION

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 by class of loan. Performing loans are accruing loans less than 90 days past due. Nonperforming loans are all loans not accruing or greater than 90 days past due. At March 31, 2013, the Company had a balance of approximately $3.7 million in loans that were contractually past maturity but were not considered past due as a result of the payment status being current.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Performing Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$844,486	$69,771	$—	$914,257	$58,256,334	$59,170,591
1-4 Family Non-Owner Occupied	66,424	126,816	—	193,240	27,739,933	27,933,173
1-4 Family Second Mortgage	—	16,025	—	16,025	26,951,196	26,967,221
Home Equity Lines of Credit	1,207,701	8,705	—	1,216,406	57,655,412	58,871,818
Home Equity Investment Lines of Credit	—	—	—	—	3,550,631	3,550,631
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	3,225,404	3,225,404
1-4 Family Construction Models/Speculative	—	—	—	—	524,287	524,287
Multi-Family Loans:
Multi-Family	—	—	—	—	56,311,730	56,311,730
Multi-Family Second Mortgage	—	—	—	—	63,203	63,203
Multi-Family Construction	—	—	—	—	1,564,633	1,564,633
Commercial Real Estate Loans:
Commercial	—	—	—	—	196,578,109	196,578,109
Commercial Second Mortgage	—	1,418,806	—	1,418,806	4,092,860	5,511,666
Commercial Lines of Credit	—	193,393	—	193,393	24,704,772	24,898,165
Commercial Construction	—	—	—	—	9,363,152	9,363,152
Commercial and Industrial Loans	1,072,931			1,072,931	50,209,586	51,282,517
Land Loans:
Lot Loans	10,679	—	—	10,679	5,083,913	5,094,592
Acquisition and Development Loans	393,136	91,899	—	485,035	13,064,701	13,549,736
Consumer Loans	—	—	—	—	650,896	650,896

Total Performing Loans	$3,595,357	$1,925,415	$—	$5,520,772	$539,590,752	$545,111,524

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$119,459	$—	$2,500,210	$2,619,669	$260,739	$2,880,408
1-4 Family Non-Owner Occupied	137,975	—	1,296,681	1,434,656	728,539	2,163,195
1-4 Family Second Mortgage	—	—	391,749	391,749	48,957	440,706
Home Equity Lines of Credit	76,728	—	1,774,181	1,850,909	306,844	2,157,753
Home Equity Investment Lines of Credit	—	—	190,754	190,754	141,249	332,003
One-to-Four Family Construction Loans:				—		—
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	—	—	115,949	115,949
Multi-Family Loans:				—		—
Multi-Family	—	—	—	—	490,921	490,921
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:				—		—
Commercial	—	—	2,540,996	2,540,996	214,018	2,755,014
Commercial Second Mortgage	—	—	—	—	—	—
Commercial Lines of Credit	116,390	—	653,543	769,933	712,040	1,481,973
Commercial Construction	—	—	644,102	644,102	—	644,102
Commercial and Industrial Loans	—	170,846	—	170,846	—	170,846
Land Loans:				—		—
Lot Loans	—	—	2,075,437	2,075,437	347,387	2,422,824
Acquisition and Development Loans	—	—	61,423	61,423	908,047	969,470
Consumer Loans	—	—	—	—	—	—

Total Nonperforming Loans	$450,552	$170,846	$12,129,076	$12,750,474	$4,274,690	$17,025,164

Total Loans	$4,045,909	$2,096,261	$12,129,076	$18,271,246	$543,865,442	$562,136,688

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

Part I — FINANCIAL INFORMATION

Troubled Debt Restructurings:

Included in loans individually impaired are loans with recorded investments of $12,381,074 and $15,590,705 for which the Company has allocated $138,706 and $153,391 of specific reserves to customers whose terms have been modified in troubled debt restructurings as of March 31, 2013 and June 30, 2012, respectively. Included in troubled debt restructurings are $1,247,035 and $1,805,855 of restructured loans on non-accrual at March 31, 2013 and June 30, 2012, respectively. Of the restructured loans (performing and non-accrual), there were no additional loans not performing in accordance with their modified terms during the quarter ended March 31, 2013 and two loans totaling $116,065 were not performing in accordance with their modified terms as of June 30, 2012. There were no commitments to lend additional amounts at March 31, 2013 and June 30, 2012.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in troubled debt restructurings as of March 31, 2013 and June 30, 2012:

	Number of Loans	Outstanding Recorded Investment 3/31/2013	Number of Loans	Outstanding Recorded Investment 6/30/2012
Troubled Debt Restructurings:
One-to-Four Family Loans:
1-4 Family Owner Occupied	18	$3,288,160	19	$3,775,715
1-4 Family Non-Owner Occupied	1	48,147	2	53,993
1-4 Family Second Mortgage	4	413,935	5	912,147
Home Equity Lines of Credit	1	63,781	1	63,782
Home Equity Investment Lines of Credit	—	—	—	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	—	—
Multi-Family Loans:
Multi-Family	1	287,221	1	297,979
Multi-Family Second Mortgage	—	—	—	—
Multi-Family Construction	—	—	—	—
Commercial Real Estate Loans:
Commercial	10	6,278,069	12	8,264,020
Commercial Second Mortgage	—	—	—	—
Commercial Lines of Credit	—	—	—	—
Commercial Construction	—	—	—	—
Commercial and Industrial Loans	1	1,605	2	40,696
Land Loans:
Lot Loans	—	—	—	—
Acquisition and Development Loans	2	2,000,156	2	2,182,373
Consumer Loans	—	—	—	—

Total	38	$12,381,074	44	$15,590,705

The summary of activity for troubled debt restructured loans for the three and nine months ended March 31, 2013 were as follows:

	Three months ended March 31, 2013	Nine months ended March 31, 2013
Troubled Debt Restructurings:
Beginning Balance	$12,432,285	$15,590,705
Additions	—	2,100,541
Charge-offs	—	(149,853)
Payoffs or paydowns	(51,211)	(5,160,319)

Ending Balance	$12,381,074	$12,381,074

Part I — FINANCIAL INFORMATION

The summary of activity for troubled debt restructured loans for the three and nine months ended March 31, 2012 was as follows:

	Three months ended	Nine months ended
	March 31, 2012	March 31, 2012
Troubled Debt Restructurings:
Beginning Balance	$17,166,030	$15,883,869
Additions	—	2,763,159
Charge-offs	(182,328)	(1,111,816)
Payoffs or paydowns	(890,581)	(1,442,091)

Ending Balance	$16,093,121	$16,093,121

During the periods ended March 31, 2013 and June 30, 2012, the terms of certain loans to borrowers experiencing financial difficulty were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

No loans were modified as troubled debt restructurings during the three months ended March 31, 2013. Thus there was no additional increase in the allowance for loan losses during the period due to troubled debt restructurings. Loans modified as troubled debt restructurings during the nine months ended March 31, 2013, were limited to loans already classified as troubled debt restructurings and involved an extension of the maturity dates and were for periods ranging from 12 month to 24 months. The following table presents loans by class modified as troubled debt restructurings that occurred during the nine-month period ended March 31, 2013:

	Nine months ended March 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	1	$295,692	$161,655
Commercial and Industrial	1	$44,149	$38,229

Total	2	$339,841	$199,884

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month period ended March 31, 2012:

Part I — FINANCIAL INFORMATION

	Three months ended March 31, 2012
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

During the three months ended March 31, 2013, there were no loans modified as a troubled debt restructure that had a payment default within twelve months following the modification.

During the nine months ended March 31, 2013, three loans, modified as a troubled debt restructure, had a payment default within twelve months following the modification. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended March 31, 2013:

	Nine months ended March 31, 2013
	Number	Outstanding Recorded
	of Loans	Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	2	—
Commercial and Industrial	1	—

Total	3	—

Charge offs resulted in no recorded investment at period on these loans. The recorded investment on the loans above prior to period end was $311,828.

Part I — FINANCIAL INFORMATION

During the three months ended March 31, 2012, two loans, modified as troubled debt restructures, had a payment default within twelve months following the modification. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2012:

	Number	Outstanding Recorded
	of Loans	Investment
Troubled Debt Restructurings:
Commercial and Industrial	2	116,952

Total	2	$116,952

During the nine months ended March 31, 2012, nineteen loans, modified as a troubled debt restructures, had payment defaults within twelve months following the modification. The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended March 31, 2012:

	Number	Outstanding Recorded
	of Loans	Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	16	—
Home Equity Lines of Credit	1	—
Commercial and Industrial	2	116,952

Total	19	116,952

Charge offs resulted in no recorded investment on seventeen of the loans for the nine months ended March 31, 2012. The recorded investment on the loans above prior to period end was $1,527,920.

For the purpose of this disclosure, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above did not result in increasing the allowance or result in charge offs during the nine months ended March 31, 2012.

Credit Quality Indicators

The Company categorizes a loan into risk strata based on relevant borrower information about its ability to service debt. This information includes a review of current financial information, historic payment experience, credit documentation, relevant public information and other factors, as determined by credit underwriting guidelines. Through its analysis of individual borrowers, the Company classifies each loan as to its credit risk. All loans considered non-homogeneous, specifically those that are deemed commercial and industrial or commercial real estate loans, are subject to review by the Company, regardless of loan size. In practice, these loans are reviewed continually and changes to the risk rating, if necessary, occur on a quarterly basis. Loans that are considered homogeneous, or those which fall into the categories of one-to-four family loans or into consumer loans, are not individually reviewed or rated annually. The payment performance of the homogeneous loans serves as the clear credit indicator of classification into the categories of pass-rated loans or into substandard, non-accrual loans. Homogeneous loans that are less than 90 days past due are generally reported as pass-rated loans, unless the homogeneous loan is related to a rated commercial and industrial or commercial real estate loan. Homogeneous loans which are greater than 90 days past due are placed on non-accrual and rated substandard. Payment performance indicators are based on performance through March 31, 2013. The Company uses the following definitions for adverse risk ratings:

Part I — FINANCIAL INFORMATION

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

As of March 31, 2013, and based on the most recent analysis performed by the Company, the risk category of loans by class of loan was as follows:

	Pass (1)	Special Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$58,898,747	$—	$3,152,251	$—	$62,050,998
1-4 Family Non-Owner Occupied	26,864,520	620,320	2,611,528	—	30,096,368
1-4 Family Second Mortgage	26,764,254	202,484	441,190	—	27,407,928
Home Equity Lines of Credit	58,819,867	49,585	2,160,120	—	61,029,572
Home Equity Investment Lines of Credit	3,349,423	200,845	332,366	—	3,882,634
One-to-Four Family Construction Loans:
1-4 Family Construction	2,704,041	—	521,363	—	3,225,404
1-4 Family Construction Models/Speculative	524,160	—	116,076	—	640,236
Multi-Family Loans:
Multi-Family	57,729,997	—	491,459	—	58,221,456
Multi-Family Second Mortgage	63,203	—	—	—	63,203
Multi-Family Construction	1,564,633	—	—	—	1,564,633
Commercial Real Estate Loans:
Commercial	187,284,828	2,702,335	9,345,961	—	199,333,124
Commercial Second Mortgage	4,577,895	—	—	—	4,577,895
Commercial Lines of Credit	22,604,668	—	3,775,470	—	26,380,138
Commercial Construction	9,362,446	—	644,808	—	10,007,254
Commercial and Industrial Loans	50,369,763	82,075	1,001,525	—	51,453,363
Land Loans:
Lot Loans	4,561,907	37,415	2,918,094	—	7,517,416
Acquisition and Development Loans	11,872,230	—	2,161,940	—	14,034,170
Consumer Loans	650,896	—	—	—	650,896

Total	$528,567,478	$3,895,059	$29,674,151	$—	$562,136,688

(1)	There are $1.1 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

Part I — FINANCIAL INFORMATION

As of June 30, 2012, and based on the most recent analysis performed by the Company, the risk category of loans by class of loan was as follows:

	Pass(1)	Special Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$55,526,297	$—	$3,150,598	$—	$58,676,895
1-4 Family Non-Owner Occupied	30,621,009	1,117,122	2,590,969	—	34,329,100
1-4 Family Second Mortgage	28,147,735	206,701	814,384	—	29,168,820
Home Equity Lines of Credit	63,030,206	49,585	2,753,893	—	65,833,684
Home Equity Investment Lines of Credit	4,828,651	200,886	609,872	—	5,639,409
One-to-Four Family Construction Loans:
1-4 Family Construction	513,466	—	—	—	513,466
1-4 Family Construction Models/Speculative	724,177	—	882,124	—	1,606,301
Multi-Family Loans:
Multi-Family	52,448,152	1,124,756	324,974	—	53,897,882
Multi-Family Second Mortgage	145,476	—	—	—	145,476
Multi-Family Construction	5,368,866	—	—	—	5,368,866
Commercial Real Estate Loans:
Commercial	183,422,738	3,100,295	11,538,141	—	198,061,174
Commercial Second Mortgage	5,743,721	—	—	—	5,743,721
Commercial Lines of Credit	19,401,017	—	2,909,112	—	22,310,129
Commercial Construction	7,079,104	—	644,807	—	7,723,911
Commercial and Industrial Loans	34,042,381	91,634	1,268,721	—	35,402,736
Land Loans:
Lot Loans	8,217,784	39,374	3,820,138	—	12,077,296
Acquisition and Development Loans	16,486,141	—	2,585,076	—	19,071,217
Consumer Loans	2,110,297	—	—	—	2,110,297

Total	$517,857,218	$5,930,353	$33,892,809	$—	$557,680,380

(1)	There are $2.6 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

NOTE 6 — MORTGAGE BANKING ACTIVITIES

Loans held for sale at March 31, 2013 and June 30, 2012 were $9,348,387 and $25,062,786, respectively.

The Company utilizes the fair value option for accounting for its loans held for sale. The fair value of loans held for sale exceeded the unpaid principal balance of these loans by $278,093 and $738,742 as of March 31, 2013 and June 30, 2012, respectively. The gain on loans held for sale as of March 31, 2013 was reported as mortgage banking activities on the consolidated statement of operations. Interest on loans held for sale was reported in interest income.

The Company services real estate loans for investors that are not included in the accompanying consolidated financial statements. Mortgage servicing rights are established based on the fair value of servicing rights retained on loans originated by the Company and subsequently sold in the secondary market. Mortgage servicing rights are included in the consolidated statements of financial condition under the caption “Prepaid expenses and other assets.” At March 31, 2013 and June 30, 2012, the mortgage loan servicing portfolio was approximately $1.1 billion and $1.0 billion respectively.

Part I — FINANCIAL INFORMATION

Originated mortgage servicing rights capitalized and amortized during the three- and nine-month periods ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Servicing rights:
Beginning of period	$6,116,239	$6,696,594	$6,867,334	$7,519,287
Additions	1,379,563	1,132,160	3,372,629	2,738,575
Amortized to expense	(941,500)	(1,031,394)	(2,919,803)	(2,777,426)
Change in valuation allowance	230,311	102,773	(535,547)	(580,303)

End of period	$6,784,613	$6,900,133	$6,784,613	$6,900,133

Activity in the valuation allowance for mortgage servicing rights over the three and nine month periods ended March 31, 2013, as compared with the same periods during 2012, were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Balance, beginning of period	$(1,582,339)	$(987,077)	$(816,481)	$(304,001)
Impairment charges	—	—	(765,858)	(698,468)
Impairment recoveries	230,311	102,773	230,311	118,165

Balance, end of period	$(1,352,028)	$(884,304)	$(1,352,028)	$(884,304)

Mortgage banking activities net for the three and nine months ended March 31, 2013 and 2012, consisted of the following:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Mortgage loan servicing fees	$789,525	$411,947	$1,969,731	$1,701,629
Amortization of mortgage loan servicing rights	(941,500)	(1,031,394)	(2,919,803)	(2,777,426)
Recovery (Impairment) of mortgage loan servicing rights	230,311	102,773	(535,547)	(580,303)

Mortgage loan servicing (loss), net	78,336	(516,674)	(1,485,619)	(1,656,100)
Changes in fair value of loans held for sale	(848,890)	177,967	(460,649)	215,785
Changes in fair value of mortgage banking derivatives	(865,598)	342,161	(108,122)	877,137
Realized gains on sale of loans	4,100,853	3,329,093	11,409,934	6,712,912

Mortgage banking activities, net	$2,464,701	$3,332,547	$9,355,544	$6,149,734

The above amounts do not include non-interest expense related to mortgage banking activities.

At March 31, 2013 and June 30, 2012, the Company had interest rate-lock commitments on $60,646,481 and $65,996,365, respectively, of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the consolidated financial statements. The fair value of these commitments as of March 31, 2013 and June 30, 2012 was estimated to be $1,625,572 and $1,773,453, respectively, as a reduction of accrued expenses

Part I — FINANCIAL INFORMATION

and other liabilities in the consolidated statements of financial position. In order to mitigate the interest rate risk represented by these interest rate-lock commitments, the Company entered into contracts to sell mortgage loans of $48,000,000 and $69,150,472 as of March 31, 2013 and June 30, 2012, respectively. These contracts are also considered to be free-standing derivatives and the change in fair value is also recorded in the consolidated financial statements. The fair value of these contracts at March 31, 2013 and June 30, 2012 was estimated to be $(77,959) and $(117,718) respectively. These amounts were netted against the fair value of interest rate-lock commitments recorded in accrued expenses and other liabilities. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.

NOTE 7 — STOCK BASED COMPENSATION

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

For the nine months ended March 31, 2013, and 2012, compensation expense of $143,337 and $182,866, respectively, was recognized in the income statement related to the vesting of option awards.

As of March 31, 2013, there was $419,908 of compensation expense related to unvested awards not yet recognized in the consolidated financial statements. The weighted-average period over which this expense is to be recognized is 1.6 years.

The aggregate intrinsic value of all options outstanding at March 31, 2013 was $1,292,181. The aggregate intrinsic value of all options that were exercisable at March 31, 2013 was $476,980.

Options outstanding at March 31, 2013 were as follows:

	Outstanding		Exercisable
Range of Exercise Price	Number	Weighted- Average Remaining Life	Number	Weighted- Average Exercise Price
$1.39 to $4.42	694,800	8.42	286,653	$2.20
$8.32 to $12.4	141,221	2.36	141,221	$8.45

Total	836,021	7.39	427,874	$4.53

Part I — FINANCIAL INFORMATION

A summary of stock-based compensation activity for the current fiscal year is as follows:

	Three months ended March 31, 2013 Total options outstanding		Nine months ended March 31, 2013 Total options outstanding
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding, beginning of period	901,021	$3.54	740,256	$4.15
Forfeited	—	0.00	(42,800)	2.01
Expired	—	0.00	(40,435)	8.63
Exercised	(65,000)	1.80	(105,000)	1.84
Granted	—	0.00	284,000	2.26

Options outstanding, end of period	836,021	$3.67	836,021	$3.67

Options exercisable, end of period	427,874	$4.53	427,874	$4.53

The weighted-average remaining contractual life of options outstanding as of March 31, 2013 was 7.4 years. The weighted-average remaining contractual life of vested options outstanding as of March 31, 2013 was 5 years.

The fair value for stock options granted during the nine months ended March 31, 2013, were determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

March 31, 2013
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

There were 420,790 restricted shares issued to directors and executive officers with a weighted average fair value of $1.84 per share at March 31, 2013. During the nine months ended March 31, 2013, the Company issued 77,937 restricted stock awards to directors of the Company in connection with the reinstitution of a directors’ compensation plan. This grant received prior approval from the OCC. The total fair value of restricted shares issued at March 31, 2013 was $1.84 per share. As of March 31, 2013, there was $182,201 of compensation expense related to unvested awards not yet recognized in the consolidated financial statements. The weighted-average period of time over which this expense is to be recognized was 0.92 years at March 31, 2013.

Part I — FINANCIAL INFORMATION

A summary of changes in the Company’s restricted shares for the nine months ended March 31, 2013 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2012	162,333	$303,537
Granted	77,937	157,433
Vested	(54,666)	(102,173)
Forfeited	(18,402)	(36,022)

Nonvested at March 31, 2013	167,202	$322,775

There were 1,963,210 shares available for future issuance under the 2010 Plan at March 31, 2013.

NOTE 8 — EARNINGS PER SHARE

The following tables disclose the income (loss) per share for the three and nine months ended March 31, 2013 and March 31, 2012, respectively:

	Three months ended March 31,
	2013			2012 (revised)
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Basic EPS
Net income (loss)	$1,762,527	25,927,214	$0.07	$225,328	25,669,718	$0.01
Effect of dilutive securities—stock options and warrants	$0	718,297	$0.00	$0	0	$0.00
Diluted EPS
Net income (loss)	$1,762,527	26,645,511	$0.07	$225,328	25,669,718	$0.01

	Nine months ended March 31,
	2013			2012 (revised)
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Basic EPS
Net income (loss)	$5,825,891	25,915,171	$0.22	$(2,540,634)	25,669,718	$(0.10)
Effect of dilutive securities—stock options and warrants	$0	447,524	$0.00	$0	0	$0.00
Diluted EPS
Net income (loss)	$5,825,891	26,362,695	$0.22	$(2,540,634)	25,669,718	$(0.10)

There were 192,521 and 595,032 options not considered in the diluted earnings per share calculation for the nine months ended March 31, 2013 and 2012, respectively, because they were not dilutive as the exercise price is higher than the average stock price for the periods. There were 192,521 options not considered in the diluted earnings per share calculation for the three months ended March 31, 2013. There was no dilution attributable to stock options for the nine months ended March 31, 2012, since the Company was in a net loss position for the periods.

Part I — FINANCIAL INFORMATION

Also included for consideration in the diluted earnings per share calculation for the three and nine month period ended March 31, 2013 were warrants to acquire common shares issued as part of two separate exchange offerings. The warrants issued on September 3, 2009 included warrants to purchase 797,347 common shares, which expired on September 3, 2011. The warrants issued on March 16, 2010 included warrants to purchase 1,246,179 common shares, of which 1,083,009 remain unexercised and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants issued on March 16, 2010 were considered for potential dilution for the three and nine months ended March 31, 2013.

NOTE 9 – FAIR VALUE

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

Part I — FINANCIAL INFORMATION

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and June 30, 2012, respectively, are summarized below:

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
FNMA structured note	$—	$—	$—	$—
Trust preferred securities	20,433,603	—	20,433,603	—
Mortgage-backed GSE securities	20,985,802	—	20,985,802	—
Loans held-for-sale	9,348,347	—	9,348,347	—
Interest rate-lock commitments	1,625,572	—	1,625,572	—
Liabilities:
Mandatory forward sales contracts	(77,959)	—	(77,959)	—

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
FNMA structured note	$2,009,320	$—	$2,009,320	$—
Trust preferred securities	21,261,762	—	21,261,762	—
Mortgage-backed GSE securities	15,386,963	—	15,386,963	—
Loans held-for-sale	25,062,786	—	25,062,786	—
Interest rate-lock commitments	1,773,453	—	1,773,453	—
Liabilities:
Mandatory forward sales contracts	(117,718)	—	(117,718)	—

There were no transfers between Level 1 and Level 2 in the period ended March 31, 2013 or June 30, 2012. The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs.

Part I — FINANCIAL INFORMATION

Assets measured at fair value on a nonrecurring basis at March 31, 2013 and June 30, 2012, respectively are summarized below:

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$3,801,913	$—	$—	$3,801,913
1-4 Family Construction	521,363	—	—	521,363
Multi-Family	—	—	—	—
Commercial Real Estate	4,384,564	—	—	4,384,564
Commercial Non-Real Estate	585,042	—	—	585,042
Land	3,152,861	—	—	3,152,861
Real estate owned
1-4 Family	2,381,281	—	—	2,381,281
Commercial Real Estate	1,893,521	—	—	1,893,521
Land	2,976,361	—	—	2,976,361
Impaired mortgage servicing rights	6,561,862	—	6,561,862	—

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$4,033,385	$—	$—	$4,033,385
1-4 Family Construction	660,862	—	—	660,862
Multi-Family	324,974	—	—	324,974
Commercial Real Estate	5,688,747	—	—	5,688,747
Commercial Non-Real Estate	238,229	—	—	238,229
Land	4,223,074	—	—	4,223,074
Real estate owned
1-4 Family	2,042,573	—	—	2,042,573
Commercial Real Estate	923,262	—	—	923,262
Land	2,914,174	—	—	2,914,174
Impaired mortgage servicing rights	6,499,157	—	6,499,157	—

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $19.3 million after the application of impaired charge-offs of $6.1 million, with a specific valuation allowance of $0.8 million at March 31, 2013. At June 30, 2012, impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $26.3 million after the application of impaired charge-offs of $9.7 million, with a specific valuation allowance of $1.4 million. There was no provision for loan losses related to changes in fair value of impaired loans for the three months ended March 31, 2013 compared to the provision of $2.0 million for the three months ended March 31, 2012. The provision for loan losses related to changes in the fair value of impaired loans was $0.6 million and $5.5 million for the nine months ended March 31, 2013 and 2012, respectively.

Part I — FINANCIAL INFORMATION

Tranches of mortgage servicing rights carried at fair value totaled $6.5 million, which is made up of the outstanding balance of $7.9 million, net of a valuation allowance of $1.4 million at March 31, 2013. During the nine months ended March 31, 2013 and 2012, the Company recognized an impairment charge of $0.5 million and $0.6 million, respectively. During the three months ended March 31, 2013 and 2012 the Company recognized recoveries of $0.2 million and $0.1 million respectively. Tranches of mortgage servicing rights carried at fair value totaled $6.5 million, which is made up of the outstanding balance of $7.3 million, net of a valuation allowance of $0.8 million at June 30, 2012. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Other real estate owned which is maintained at fair value less costs to sell, had a net carrying amount of $7,251,163 and $7,733,578 at March 31, 2013, and June 30, 2012, respectively. The carrying amount of other real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs. For the nine months ended March 31, 2013, the Company recognized a net loss of $182,703 on the disposal of other real estate owned compared to the loss of $453,770 recognized for the nine months ended March 31, 2012. The Company also recorded a provision for other real estate owned losses of $1.0 and $1.3 million for the nine months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012 the Company recognized a net loss of $0.1 million and $0.2 million respectively. The Company also recorded a provision for other real estate owned losses of $0.5 million and $0.4 million for the three months ended March 31, 2013 and 2012 respectively.

The direct write-downs recognized for the period are the result of obtaining updated appraisal valuations and reflect declining property values while holding the asset. The Company values all other real estate owned by obtaining updated appraisal valuations every twelve months. There have been no upward adjustments made in determining fair value.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

	Fair value at March 31, 2013	Valuation Techniques	Unobservable Inputs	Range and Weighted Average
Impaired loans	$12,445,743	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	10-15% and 12%
Real estate owned	7,251,163	Appraisal value - sales comparison approach	Adjustment by mangagement to reflect current conditions and selling costs	9-10% and 10%

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and are hedged with derivative instruments, and the Company believes that the fair value is the best indicator of the valuation of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of March 31, 2013 and June 30, 2012.

Part I — FINANCIAL INFORMATION

As of March 31, 2013 and June 30, 2012, the aggregate fair value, contractual balance (including accrued interest), and gain or loss loans held for sale was as follows:

	March 31, 2013	June 30, 2012
Aggregate fair value	$9,348,387	$25,062,786
Contractual balance	9,070,294	24,324,044
Gain (loss)	278,093	738,742

The total amount of gains (losses) from changes in fair value included in earnings for the nine months ended March 31, 2013 and 2012 for loans held for sale were $(460,649) and $215,785 respectively.

The carrying amounts and estimated fair values of financial instruments at March 31, 2013 are as follows:

	Carrying	Fair Value Measurements at March 31, 2013
	Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and amounts due from financial institutions	$19,869	$19,869	$—	$—	$19,869
Interest-bearing deposits	80,125	80,125	—	—	80,125
Securities available for sale	41,419	—	41,419	—	41,419
Loans receivable, net	547,216	—	—	563,543	563,543
Loans receivable held for sale, net	9,348	—	9,348	—	9,348
Federal Home Loan Bank stock	12,811	N/A	N/A	N/A	N/A
Accrued interest receivable	2,165	—	123	2,042	2,165
Commitments to make loans intended to be sold	1,626	—	1,626	—	1,626
Liabilities:
Demand deposits and savings	(297,912)	(297,912)	—	—	(297,912)
Time deposits	(323,256)	—	(325,192)	—	(325,192)
Notes payable	(966)	—	(966)	—	(966)
Advances from the Federal Home Loan Bank	(35,000)	—	(36,864)	—	(36,864)
Mandatory forward sale contract	(78)	(78)	—	—	(78)
Accrued interest payable	(121)	(33)	(88)		(121)

Part I — FINANCIAL INFORMATION

The carrying amount and estimated fair values of financial instruments at June 30, 2012 were as follows:

		Fair Value Measurements at June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and amounts due from financial institutions	$5,841	$5,841	$—	$—	$5,841
Interest-bearing deposits	114,270	114,270	—	—	114,270
Securities available for sale	38,658	—	38,658	—	38,658
Loans receivable, net	541,628	—	—	569,603	569,603
Loans receivable held for sale, net	25,063	—	25,063	—	25,063
Federal Home Loan Bank stock	12,811	N/A	N/A	N/A	N/A
Accrued interest receivable	2,047	—	174	1,873	2,047
Commitments to make loans intended to be sold	1,773	—	1,773	—	1,773
Liabilities:
Demand deposits and savings	(271,412)	(271,412)	—	—	(271,412)
Time deposits	(384,567)	—	(385,872)	—	(385,872)
Notes payable	(1,046)	—	(1,046)	—	(1,046)
Advances from the Federal Home Loan Bank	(35,000)	—	(37,222)	—	(37,222)
Mandatory forward sale contract	(118)	—	(118)	—	(118)
Accrued interest payable	(120)	(112)	(8)	—	(120)

The estimated fair value amounts were determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is involved in interpreting market data so as to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange and may not necessarily be the exit price. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

NOTE 10 — NOTE PAYABLE

On November 24, 2008, one of the Company’s subsidiaries obtained a $1.4 million dollar loan from another financial institution with a principal balance of $966,112 as of March 31, 2013. The loan was a refinance of a line of credit loan and is collateralized by the Company’s Solon, Ohio headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate plus 50 basis points. The loan required the payment of interest only for nine months and then converted to an amortizing loan for a term of 15 years. At March 31, 2013, the interest rate was 3.75%.

NOTE 11 — REGULATORY MATTERS

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

Part I — FINANCIAL INFORMATION

Federal regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 2013, the adjusted total minimum regulatory capital regulations require institutions to have a minimum tangible capital to adjusted total assets ratio of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum ratio of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk-weighted assets of 8.0%. At March 31, 2013 and 2012, respectively, the Bank exceeded all of the aforementioned regulatory capital requirements. For more information, please see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

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

At March 31, 2013, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total Capital to risk weighted assets	$83,616	13.76%	$48,598	8.00%	$60,748	10.00%
Tier 1 (Core) Capital to risk weighted assets	75,932	12.50%	24,299	4.00%	36,449	6.00%
Tier 1 (Core) Capital to adjusted total assets	75,932	9.92%	30,607	4.00%	38,259	5.00%
Tangible Capital to adjusted total assets	75,932	9.92%	11,478	1.50%	N/A	N/A

Part I — FINANCIAL INFORMATION

At June 30, 2012, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Required Under Regulatory Bank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital to risk weighted assets	$77,332	13.00%	$47,605	8.00%	$59,506	10.00%	$71,407	12.00%
Tier 1 (Core) Capital to risk weighted assets	69,787	11.73%	23,802	4.00%	35,704	6.00%	N/A	N/A
Tier 1 (Core) Capital to adjusted total assets	69,787	8.66%	32,224	4.00%	40,280	5.00%	64,448	8.00%
Tangible Capital to adjusted total assets	69,787	8.66%	12,084	1.50%	N/A	N/A	N/A	N/A

NOTE 12 — FEDERAL INCOME TAXES

Management recorded net deferred tax assets at March 31, 2013 of $2.8 million. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. A full valuation allowance was established as of June 30, 2011. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to carry a valuation allowance against deferred tax assets of $2.8 million at March 31, 2013 to reduce the carrying amount of the Company’s net deferred tax asset to zero. At June 30, 2012, the Company recorded a deferred tax asset of $4.8 million with a valuation allowance of $4.8 million reducing the carrying amount of the Company’s net deferred tax asset to zero.

PART I — FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition and results of operations at and for the three and nine months ended March 31, 2013 for the Company, the Bank, its principal and wholly-owned subsidiary, PVFSC, a wholly-owned real estate subsidiary, Mid Pines Land Company, a wholly-owned real estate subsidiary, and PVF Holdings, Inc., PVF Community Development and PVF Mortgage Corporation, three wholly-owned and currently inactive subsidiaries.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events and it is possible that the results described in this quarterly report will not be achieved. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect the Company’s results are discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Recent Adjustments to Financial Statements for Freddie Mac Interest

During the quarter ended December 31, 2012, the Company identified that it was not making appropriate adjustments with respect to interest on residential mortgage loans originated and sold into the secondary market. In these mortgage sales, interest was advanced by Freddie Mac for the period from the first day of the month until the date of settlement with Freddie Mac to ensure a whole payment is subsequently remitted by the Company to Freddie Mac. Such amounts should have been reversed monthly from interest income and included in the liability account of funds due Freddie Mac. It was determined that the adjustments to reverse interest income were not made beginning August, 2011.

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

PART I — FINANCIAL INFORMATION

Applying these revisions to the periods included in the accompanying consolidated financial statements reduced previously reported net income by $194,937 for the quarter ended March 31, 2012 and $383,144 for the nine months ended March 31, 2012. The applicable effect on the prior year balance sheet and statement of operations related to the adjustment for interest income on residential loans is reflected in footnote 2 of the consolidated financial statements.

Financial Condition

PART I — FINANCIAL INFORMATION

FINANCIAL HIGHLIGHTS

	At or for the three months ended
(dollars in thousands except per share data)	03/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Balance Sheet Data:
Total assets	$760,456	$781,798	$779,123	$791,450	$806,472
Loans receivable	562,137	569,716	559,322	557,680	563,557
Allowance for loan losses	14,920	15,140	16,136	16,053	16,914
Loans receivable held for sale, net	9,348	30,089	19,766	25,063	16,386
Cash and cash equivalents	99,994	94,458	114,575	120,110	134,496
Securities available for sale	41,419	39,761	38,281	38,658	40,908
Deposits	621,167	634,313	646,150	655,979	667,198
Borrowings	35,966	35,993	36,019	36,046	36,073
Stockholders’ equity	77,337	75,098	72,077	70,131	69,385
Nonperforming loans	17,044	18,594	17,864	19,900	23,542
Other nonperforming assets	7,251	7,744	7,232	7,734	9,552
Tangible common equity ratio	10.17%	9.61%	9.25%	8.86%	8.60%
Book value per share	$2.97	$2.90	$2.78	$2.72	$2.69
Common shares outstanding at period end	26,048,842	25,927,214	25,919,470	25,820,424	25,820,424
Operating Data:
Interest income	$6,893	$7,214	$7,258	$7,212	$7,345
Interest expense	1,277	1,441	1,596	1,737	1,861

Net interest income before provision for loan losses	5,615	5,773	5,662	5,475	5,484
Provision for loan losses	—	1,000	1,050	1,500	2,016

Net interest income (loss) after provision for loan losses	5,615	4,773	4,612	3,975	3,468
Non-interest income	2,911	4,206	3,291	3,043	3,275
Non-interest expense	6,691	6,256	6,505	6,602	6,518

Income (loss) before federal income taxes	1,836	2,723	1,398	415	225
Federal income tax expense (benefit)	73	57	—	(194)	—

Net income (loss)	$1,763	$2,666	$1,398	$609	$225

Basic earnings (loss) per share	$0.07	$0.10	$0.05	$0.02	$0.01

Diluted earnings (loss) per share	$0.07	$0.10	$0.05	$0.02	$0.01

Performance Ratios:
Return on average assets	0.91%	1.37%	0.70%	0.30%	0.11%
Return on average equity	9.25%	14.49%	7.98%	4.71%	2.42%
Net interest margin	3.21%	3.16%	3.12%	2.94%	2.99%
Interest rate spread	3.11%	3.13%	3.07%	2.88%	2.91%
Efficiency ratio	80.01%	61.09%	69.21%	72.38%	69.55%
Stockholders’ equity to total assets (all tangible)	10.17%	9.61%	9.25%	8.86%	8.60%
Asset Quality Ratios:
Nonperforming assets to total assets	3.19%	3.37%	3.22%	3.49%	4.10%
Nonperforming loans to total loans	3.03%	3.26%	3.19%	3.57%	4.18%
Allowance for loan losses to total loans	2.65%	2.66%	2.88%	2.88%	3.00%
Allowance for loan losses to nonperforming loans	87.54%	81.42%	90.32%	80.67%	71.85%
Net charge-offs to average loans, annualized	0.15%	1.37%	0.67%	1.64%	1.86%
Park View Federal Regulatory Capital Ratios:
Ratio of tangible capital to adjusted total assets	9.93%	9.36%	9.06%	8.66%	8.50%
Ratio of tier one (core) capital to adjusted total assets	9.93%	9.36%	9.06%	8.66%	8.50%
Ratio of tier one risk-based capital to risk-weighted assets	12.51%	11.66%	11.94%	11.73%	11.60%
Ratio of total risk-based capital to risk-weighted assets	13.77%	12.93%	13.20%	13.00%	12.87%

PART I — FINANCIAL INFORMATION

Consolidated assets of the Company were $760.5 million as of March 31, 2013, a increase of approximately $31.0 million, or 3.9%, as compared to June 30, 2012. The Company’s regulatory capital ratios for Tier 1 (core) capital, Tier 1 risk-based capital, and total risk-based capital were 9.92%, 12.50%, and 13.76%, respectively, at March 31, 2013. At March 31, 2013, the Company’s cash and cash equivalents, which consist of cash, interest-bearing deposits and federal funds sold, totaled $100.0 million, a decrease of $20.1 million, or 16.7%, as compared to June 30, 2012. The change in the Company’s cash and cash equivalents consisted of increases in cash of $14.0 million and a decrease in interest-bearing deposits of $34.1 million as the Company deployed a portion of its liquidity to fund the reduction in deposits and reduce its cost of funds.

Mortgage application volume remained elevated in the current quarter, due to a low interest rate environment. The mortgage activity centered around the origination of fixed-rate, single-family loans in the Company’s geographic markets, with most originated for sale in the secondary market rather than for its portfolio. The origination and sale of fixed-rate loans has historically generated gains on sale and allowed the Company to increase its investment in loans serviced, without assuming the interest-rate risk associated with holding long-term fixed-rate assets, which facilitates the maintenance of stronger liquidity levels.

During the nine months ended March 31, 2013, securities available for sale decreased by $2.8 million as a result of the purchases of $10.7 million in mortgage-backed securities and $3.9 million in corporate securities which was offset by principal repayments, calls exercised, and the amortization of book premium totaling $17.4 million.

Loans receivable increased by $5.6 million, or 1.0%, during the nine months ended March 31, 2013. The Company continued its strategic focus on the origination of high quality commercial and industrial loans and select commercial real estate loans, experiencing growth in performing loans of approximately $7.3 million, or 1.4%, during this same period. During the quarter ended March 31, 2013, the Company recorded net charge-offs of $0.2 million. Since June 30, 2012, the Company has successfully realized a decline in nonperforming loans or $2.9 million, or 14.6%. The Company continues to sell almost all new residential loan production in the secondary market in this interest rate environment, as the Company manages its interest rate and liquidity risk along with its capital ratios. The Company remains focused on the origination of commercial and industrial loans for its portfolio as part of its plan to diversify its balance sheet.

The Company does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. The Company considers sub-prime borrowers typically to have weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Sub-prime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. The Company also does not originate any hybrid loans, low-doc/no-doc loans or payment option ARMs. All one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to the Company’s board loan committee for approval. Any exposure the Company may have to these types of loans is immaterial.

The decrease of $15.7 million in loans receivable held for sale as of March 31, 2013 was the result of steady new loan originations and timing differences between the origination and the sale of loans from period to period. One-to-four family mortgage application volume, although lower than the quarter ended December 31, 2012, has remained elevated in the current period as com[pared to prior year period as a result of lower interest rates, resulting in higher purchasing and refinancing activity and related revenue.

PART I — FINANCIAL INFORMATION

For the nine months ended March 31, 2013, other real estate owned decreased $0.5 million. The activity for the period consisted of the addition of properties totaling approximately $3.2 million, offset by the disposal of properties totaling $2.7 million. The Company realized a net loss of approximately $0.2 million on the disposition of these properties. The Company also recorded an impairment charge of $1.0 million on the carrying amount of real estate still in inventory at March 31, 2013, based on updated valuations and market conditions. At March 31, 2013, the Company held 39 properties, totaling $7.3 million in other real estate owned. The other real estate owned included 14 single-family properties, 19 land properties, and 6 commercial properties.

The Company generally seeks to fund loan activity and liquidity by generating deposits through its branch network and through the use of various borrowing facilities. Since June 30, 2012 deposits decreased by $34.8 million, or 5.3% which was a result of an increase of $26.5 million in non-maturing deposits offset by a decrease of $61.3 million in retail certificates of deposit. The decline in retail certificates of deposit was strategically directed as part of management’s relationship pricing initiative, which targeted rate sensitive, non-relationship deposits for reduction, coupled with an emphasis on increasing commercial deposits. Management will continue to modify its noncore deposit strategies to support the funding needs of the Company’s loan activities, while maintaining appropriate liquidity levels, as it executes its strategies to diversify its funding mix by expanding core deposit relationships and building business deposits.

The increase in advances from borrowers for taxes and insurance of $3.9 million for the period ended March 31, 2013 was attributable to timing differences between the collection and payment of taxes and insurance. The decrease of $7.2 million in accrued expenses and other liabilities was primarily the result of timing differences between the collection and remittance of funds received on loans serviced for investors.

Results of Operations: Three months ended March 31, 2013, compared to three months ended March 31, 2012.

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

The Company recognized a net profit for the three months ended March 31, 2013 of $1.8 million, or $0.07 per basic and diluted share, as compared to $0.2 million, or $0.01 per basic and diluted share, for the prior-year comparable period. The increase in income is the result of an increase in net interest income of $0.1 million, an increase in gain on sale of SBA of $0.6 million offset by decrease in mortgage banking activity of $0.8 million, a decrease in the provision for loan losses of $2.0 million, and an increase in operating expenses of $0.2 million, as a result of $0.3 million in merger-related expenses.

PART I — FINANCIAL INFORMATION

Net Interest Income

Despite lower interest-earning assets and liabilities, net interest income for the three months ended March 31, 2013 increased by $0.1 million, as compared to the prior-year comparable period. The decrease in interest income was offset by a larger decline in interest expense. Total interest income decreased $0.5 million during the current period compared with the same period in the prior year. A continued effort to replace nonperforming loans with performing loans as well as the change in mix of cash and available for sale securities to acquire better yielding assets limited the decline in yield during the ongoing low rate environment. Total interest expense declined $0.6 million from a year ago, due to a decline in the level of deposits, and combined with the Company’s ability to lower the cost of funds in this continued low rate environment. The low interest rate environment has allowed more repricing opportunities, augmenting a more rapid decline in cost of funds.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the three months ended March 31, 2013 and 2012, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

	March 31, 2013			March 31, 2012
					Revised
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Interest-earning assets
Loans (1)	$583,615	$6,523	4.47%	$576,933	$6,884	4.77%
Mortgage-backed securities	19,694	61	1.24%	17,302	95	2.20%
Investments and other	107,108	309	1.15%	143,149	366	1.02%

Total interest-earning assets	710,417	6,893	3.88%	737,384	7,345	3.98%

Non-interest-earning assets	52,329			63,264

Total assets	$762,746			$800,648

Interest-bearing liabilities
Deposits	$625,258	$1,013	0.65%	$657,904	$1,592	0.97%
Borrowings	35,975	265	2.95%	36,081	268	2.97%

Total interest-bearing liabilities	661,233	1,278	0.77%	693,985	1,860	1.07%

Non-interest-bearing liabilities	25,070			36,903

Total liabilities	686,303			730,888
Stockholders’ equity	76,443			69,760

Total liabilities and stockholders’ equity	$762,746			$800,648

Net interest income		$5,615			$5,485

Interest-rate spread			3.11%			2.91%

Net yield on interest-earning assets			3.21%			2.99%

Interest-earning assets to interest-bearing liabilities	107.44%			106.25%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

PART I — FINANCIAL INFORMATION

Provision for Loan Losses and Asset Quality

For the three months ended March 31, 2013 there was no provision for loan loss recorded in order to bring the total allowance for loan losses to a level considered by management to be appropriate, based on management’s evaluation of relevant factors, including the risk characteristics and trends of the loan portfolio, historic and current loss experience, current economic conditions and underlying collateral valuations. This compares with the $2.0 million provision for loan loss recorded for the three months ended March 31, 2012.

The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Company’s loan portfolio. As of March 31, 2013, the allowance for loan losses no longer consists of a specific valuation allowance and a general allowance, but within the allowance for loan losses there exists a specific component and a general component. Rather, the allowance for loan losses maintains specific allocations where appropriate on loans where known risks have been identified but no clear loss has been quantified or deemed appropriate to be taken.

The following is a breakdown of the allowance for loan losses:

	March 31, 2013	June 30, 2012
Allowance	$14,118,664	$14,634,531
Specific allocation	801,568	1,418,334

Total allowance for loan losses	$14,920,232	$16,052,865

The allowance for loan losses decreased to 2.7% of loans outstanding at March 31, 2013, as compared to 2.9% at June 30, 2012. The Company recorded net charge-offs of $0.2 million for the current quarter, a decline from the $2.0 million recorded for the quarter ended December 31, 2012 and the $1.0 million recorded for the quarter ended September 30, 2012. Although the level of the allowance for loan losses is lower, the coverage ratio of the allowance for loan losses to nonperforming loans improved to 87.5% at March 31, 2013, compared with 80.7% at June 30, 2012, which is attributable to the ongoing reduction in nonperforming loan balances. Adversely classified assets continue to show reductions falling to $36.9 million at March 31, 2013 from $41.6 million at June 30, 2012. Trends continue to reflect directional improvement; management remains cautious due to continued uncertainty surrounding macroeconomic indicators however will continue to monitor these for future movements.

Management’s approach includes establishing a specific allocation by evaluating individual nonperforming loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management establishes a general component for pools of performing loans segregated by collateral type. For the general component, management is applying a prudent loss factor based on historical loss experience, trends based on changes to nonperforming loans and foreclosure activity, and a subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is the Company’s loss experience for each category. Historical loss percentages were calculated previously based on transfers from the general reserve to the specific reserve, indicating a loss has been incurred, and now are calculated based upon actual net charge-offs for each risk category during the historical period and dividing the total by the average balance of each category. Presently, historical loss percentages are updated on a monthly basis using an 18-month rolling average. Subjective adjustments are made to the Company’s historical experience, including consideration of trends in delinquencies and classified loans, portfolio growth, national and local economic and business conditions including unemployment, bankruptcy and foreclosures and effectiveness of credit administration, as appropriate.

PART I — FINANCIAL INFORMATION

A provision for loan losses is recorded when necessary to bring the allowance to a level consistent with this analysis. Management believes it uses the best information available to make a determination as to the adequacy of the allowance for loan losses. The current provision for loan losses is allocated by loan portfolio segment and lower historical loss factors resulted in recoveries in certain loan portfolio segments in the current period and are illustrated as a negative provision in Note 5 – Loans Receivable.

The total allowance for loan losses decreased $0.2 million during the three months ended March 31, 2013. Net charge–offs for the quarter were $0.2 million. During the quarter $0.5 million was allowed to one-to-four family construction, $0.2 million commercial real estate and $0.4 million was allowed to commercial and industrial loans. The one-to-four family, multi-family, land and consumer segments saw a release of reserves of $0.3 million, $0.2 million, $0.5 million and $10 thousand respectively, back into the general allocation based upon updated historical loss experience.

Nonperforming assets at March 31, 2013 and June 30, 2012 were as follows:

	March 31,	June 30,
(Dollars in thousands)	2013	2012
Loans on non-accruing status
Real estate mortgages:
One-to-four family residential	$7,974	$9,191
Commercial	4,881	4,571
Multi-family residential	491	325
Construction and land	3,508	5,551
Non real estate	171	438

Total loans on nonaccrual status	$17,025	$20,076

Ratio of nonperforming loans to total loans	3.03%	3.60%

Other nonperforming assets	$7,251	$7,734

Total nonperforming assets	$24,276	$27,927

Total nonperforming assets to total assets	3.19%	3.49%

The levels of nonperforming loans at March 31, 2013 and June 30, 2012 were attributable to continued challenging local economic conditions. Although stabilizing, residential markets nationally and locally have been adversely impacted by an elevated level of foreclosures, as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have experienced slow sales and price decreases. The Company has significant exposure to the residential market in the Greater Cleveland, Ohio area. As a result, inn recent years the Company continues to experience an elevated, but improving level of nonperforming loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, the Company’s primary market, remains elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to other real estate owned, or charged off.

Non-Interest Income

Non-interest income totaled $2.9 million for the quarter ended March 31, 2013, a decrease of $0.4 million, or 11.1%, from the quarter ended March 31, 2012. This decrease was primarily the result of a decline

PART I — FINANCIAL INFORMATION

in net revenue from mortgage banking activities which totaled $2.5 million and is a decrease of $0.9 million from the quarter ended March 31, 2012. The Company pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans. Although the continued lower interest rate environment allowed the Company to capitalize upon its significant residential mortgage origination capabilities, there has been a slowdown in the level of refinance activities, resulting in a decrease in the gain on sale of mortgages income. Also, included in the mortgage banking results is a $0.2 million recovery to the impairment valuation allowance recognized against the carrying value of the Company’s capitalized mortgage servicing rights. Although the majority of mortgage lending activities in the current environment involves refinance, which is highly correlated to interest rate movements and levels and impacts the fair value of mortgage servicing rights, there has been a slowdown in the level of refinance activities and an increase in new purchase loans. As such, the expected level of prepayments from refinance loans has declined and accordingly resulted in an increase in the fair value of mortgage servicing rights.

Partially offsetting the decline in mortgage banking, the Company sold $4.4 million of government guaranteed loans as part of its SBA business strategy, recognizing a gain of $0.6 million in the current quarter. The Company did not recognize any SBA gains in the quarter ended March 31, 2012. Credit-related costs associated with other real estate owned totaled $0.6 million for the current quarter and equaled the amount recognized for the quarter ended March 31, 2012. The credit-related costs remained elevated and resulted from updated valuations on other real estate owned and losses on property dispositions whose values have shown signs of stabilizing versus a year ago. Service charges and other fees were unchanged from the same quarter of the prior year.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2013 increased by $0.2 million, or 2.7%, from the prior-year comparable period. This resulted from increased compensation of $0.4 million, increased professional and legal fees of $0.2 million and merger-related expenses of $0.3 million, offset by lower FDIC insurance of $0.2 million, a decrease in other real estate owned expenses of $0.1 million and a decrease in other expense of $0.3 million.

The increase in compensation expense was primarily due to higher expenses associated with incentive compensation expense, commissions and stock based compensation as the Company’s performance has significantly improved and returned to profitability.

The decrease to other real estate owned expense for the current period was attributable to a decline in the acquisition and maintenance of properties acquired through foreclosure as compared with last year, but remains elevated during the current period due to the activity levels associated with problem asset disposition. The decrease in FDIC insurance is related to the release of the Company and Bank Order.

Income Tax Expense

There was a $73 thousand federal income tax provision recorded for the three months ended March 31, 2013, compared to no federal income tax provision on the net loss for the prior-year comparable period. As the Company is projecting full year profitability, it has become subject to the alternative minimum tax. Also, an ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $2.8 million, resulting in a net deferred tax asset of $0 at March 31, 2013.

PART I — FINANCIAL INFORMATION

Results of Operations: Nine months ended March 31, 2013, compared to nine months ended March 31, 2012.

The Company recognized a net profit for the nine months ended March 31, 2013 of $5.8 million, or $0.22 per basic and diluted share, as compared to a net loss of $2.5 million, or $0.10 per basic and diluted share, for the prior-year comparable period. The $8.3 million increase in net income is the result of an increase in net interest income of $1.2 million, a decrease in the provision for loan losses of $3.4 million, and an increase in noninterest income of $4.3 million, primarily associated with mortgage banking activity offset by an increase in operating expenses of $0.4 million.

Net Interest Income

Despite lower interest-earning assets and liabilities, net interest income for the nine months ended March 31, 2013 increased by $1.1 million, as compared to the prior-year comparable period. Interest income decreased while a larger decline was realized in interest expense. Total interest income decreased $0.7 million during the current period compared with the same period in the prior year. A continued effort to replace nonperforming loans with performing loans as well as the change in mix of cash and available for sale securities to acquire better yielding assets limited the decline in yield during the ongoing low rate environment. Total interest expense declined $1.8 million from a year ago, due to both a decline in the level of deposits and the Company’s continued efforts to lower the cost of funds. The low interest rate environment has allowed more repricing opportunities, augmenting a more rapid decline in thercost of funds.

PART I — FINANCIAL INFORMATION

The following table presents comparative information for the nine months ended March 31, 2013 and 2012, respectively, with respect to average balances and average yields and costs for interest-earning assets and interest-bearing liabilities:

	March 31, 2013			March 31, 2012
					Revised
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Interest-earning assets
Loans (1)	$582,407	$20,177	4.62%	$581,210	$20,984	4.81%
Mortgage-backed securities	18,038	191	1.41%	11,777	211	2.39%
Investments and other	119,848	997	1.11%	143,665	841	0.78%

Total interest-earning assets	720,293	21,365	3.95%	736,652	22,036	3.99%

Non-interest-earning assets	54,365			55,421

Total assets	$774,658			$792,073

Interest-bearing liabilities
Deposits	$638,513	$3,509	0.73%	$654,611	$5,324	1.08%
Borrowings	36,002	806	2.99%	36,108	813	3.00%

Total interest-bearing liabilities	674,515	4,315	0.85%	690,719	6,137	1.18%

Non-interest-bearing liabilities	25,494			29,986

Total liabilities	700,009			720,705
Stockholders’ equity	74,649			71,368

Total liabilities and stockholders’ equity	$774,658			$792,073

Net interest income		$17,050			$15,899

Interest-rate spread			3.10%			2.81%

Net yield on interest-earning assets			3.15%			2.88%

Interest-earning assets to interest-bearing liabilities	106.79%			106.65%

(1)	Non-accruing loans are included in the average loan balances for the periods presented.

PART I — FINANCIAL INFORMATION

Provision for Loan Losses and Asset Quality

For the nine months ended March 31, 2013, a provision for loan losses of $2.1 million was recorded to bring the total allowance for loan losses to a level considered by management to be appropriate, based on management’s evaluation of relevant factors, including the risk characteristics and trends of the loan portfolio, historic and current loss experience, current economic conditions and underlying collateral valuations. This compares with the $5.5 million for the nine months ended March 31, 2012. The allowance for loan losses decreased to 2.7% of loans outstanding at March 31, 2013 as compared to 2.9% at June 30, 2012 and 3.00% at March 31, 2012. The Company recorded net charge-offs of $3.2 million for the nine months ended March 31, 2013 as compared to the $18.6 million for the nine months ended March 31, 2012.

The provision for loan losses for the current period reflects management’s judgments about the credit quality of the Company’s loan portfolio. As of March 31, 2013, the allowance for loan losses no longer consists of a specific component and a general component. Rather, the allowance for loan losses maintains specific allocations where appropriate on loans where known risks have been identified but no clear loss has been quantified or deemed appropriate to be taken.

The coverage ratio of allowance for loan losses to nonperforming loans improved to 87.5% as compared to 80.7% at June 30, 2012 and 71.9% at March 31, 2012. Directional improvement continues as historical experience and macroeconomic indicators are trending upward. Management will continue to monitor future movements.

The following is a breakdown of the allowance for loan losses:

	March 31, 2013	June 30, 2012
Allowance	$14,118,664	$14,634,531
Specific allocation	801,568	1,418,334

Total allowance for loan losses	$14,920,232	$16,052,865

Non-Interest Income

For the nine months ended March 31, 2013, non-interest income increased by $4.3 million from the prior-year comparable period. The increase in the current period was primarily attributed to higher income from net mortgage banking activities of approximately $3.2 million, decreased provision for write downs and losses on the disposal of other real estate owned totaling $0.6 million and increased service charges related to electronic banking. Also, the Company sold the guaranteed portions on its SBA loan originations during the period resulting in a gain of $0.6 million. This compares with SBA gains of $0.2 million for the nine months ended March 31, 2012.

The Company pursues a strategy of originating long-term fixed-rate loans pursuant to FHLMC and FNMA guidelines and selling such loans to the FHLMC or the FNMA, while retaining the servicing rights of such loans. The majority of the mortgage lending activities in the current environment continues to involve refinancing and is highly correlated to interest rate movements and levels. The net gains on loan origination and sales activities totaled $10.8 million for the current period, which represented an increase of $3.0 million compared with the prior-year period of $7.8 million. The high level of refinancing in the current period resulted in a loan servicing loss of $1.5 million compared to $1.7 million in the prior-year comparable period. The Company recorded a valuation impairment charge against the book value of the mortgage loan servicing rights of $0.5 million and $0.6 million for the nine months ended March 31, 2013 and 2012, respectively.

PART I — FINANCIAL INFORMATION

Gains and losses on the sale of other real estate owned, including write-downs, is recorded in non-interest income and was a net loss of $1.2 million for the nine months ended March 31, 2013, down from the net loss of $1.7 million for the same prior-year period, as real estate values and dispositions have begun to stabilize.

Non-Interest Expense

Non-interest expense for the nine months ended March 31, 2013 increased by $0.4 million, or 2.1%, from the prior-year comparable period. This resulted from increased compensation of $1.2 million, and outside service costs of $0.4 million offset by lower other real estate owned expenses of $0.7 million and a decrease in FDIC insurance of $0.4 million.

The increase in compensation expense is primarily due to higher expenses associated with incentive compensation expense, commissions and stock based compensation along with related payroll taxes as the Company’s performance has significantly improved and returned to profitability. Also contributing to the increase are higher health care expenses related to increased claims and related higher health care costs.

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

Income Tax Expense (Benefit)

There was a $130,000 federal income tax provision recorded for the nine months ended March 31, 2013, compared to a $25,178 benefit on the net loss for the prior-year comparable period. An ongoing analysis of the Company’s deferred tax asset has resulted in recognizing a valuation allowance of $2.8 million, resulting in a net deferred tax asset of $0 at March 31, 2013.

Liquidity and Capital Resources

PVF’s stockholders’ equity totaled $77.3 million and $70.1 million for the quarters ended March 31, 2013 and 2012, respectively. On March 26, 2010, PVF completed a rights offering and an offering to a standby investor. Stockholders exercised subscription rights to purchase all 14,706,247 shares offered at a subscription price of $1.75 per share. Additionally, the standby investor purchased 2,436,610 shares at the subscription price of $1.75 per share. In total, PVF raised proceeds of $27,964,015, net of issuance costs. Upon completing the offering, PVF contributed approximately $20.0 million of the proceeds to the capital of Park View Federal to improve its regulatory capital position. At March 31, 2013, Park View Federal’s Tier 1 (core) capital ratio was 9.92% and its total risk-based capital ratio was 13.76%. The Bank’s primary regulator, the OCC, has implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At March 31, 2013, the Bank was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the following table:

PART I — FINANCIAL INFORMATION

	Park View		Requirement for
	Federal	Percent of	Well-Capitalized
(In thousands)	Capital	Assets (1)	Institution
Tangible capital	$75,932	9.92%	1.50%
Tier-1 core capital	75,932	9.92%	4.00%
Tier-1 risk-based capital	75,932	12.50%	4.00%
Total risk-based capital	83,612	13.76%	8.00%

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

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

The Company’s ability to pay dividends depends, in part, on its receipt of dividends from Park View Federal because the Company has minimal sources of income other than distributions from the Bank. Federal regulations impose limitations upon all capital distributions, including cash dividends, by a savings institution, such as Park View Federal. Under the regulations, an application to and prior approval of federal regulators is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement. If an application is not required, the institution must still provide prior notice to federal regulators of the capital distribution if, like Park View Federal, it is a subsidiary of a holding company.

The Company currently does not pay dividends on its common shares. The Company’s ability to pay dividends is also dependent, in part, on its receipt of dividends from Park View Federal. This restriction may adversely affect the market price for PVF’s common shares. PVF’s ability to pay dividends will depend on a number of factors, including capital requirements, its financial condition and results of operations including its ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions. PVF has cash of approximately $1.3 million at the parent company level available to service its operating expenses and for future investment in Park View Federal, if necessary. It has no debt obligations. PVF also derives its liquidity resources for operating obligations from its non subsidiaries which are sufficient to meet current operating obligations. Management believes its current liquidity levels are adequate to meet its operating obligations over the next twelve months.

PART I — FINANCIAL INFORMATION

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

The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO and the Company’s Board of Directors. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the Company’s change in net interest income and NPV in the event of hypothetical changes in interest rates, while interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Company’s assets and liabilities. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. At March 31, 2013, the Company remains in compliance with such policy limits. The results of the interest rate sensitivity modeling and measurement indicates that the Company remains in a liability sensitive position that has not materially changed from June 30, 2012.

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

PART I — OTHER INFORMATION

Item 4.	Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness described below in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act as amended: (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon our assessment, we believe that as of March 31, 2013, the Company’s internal control over financial reporting was not effective because management identified the following material weakness.

During the quarter ended December 31, 2012, the Company identified that it was not properly adjusting for the interest on residential mortgage loans originated and sold into the secondary market whereby interest was advanced by Freddie Mac for the period from the first day of the month until the date of settlement with Freddie Mac to ensure a whole payment was subsequently remitted by the Company to Freddie Mac. Such amounts should have been reversed from interest income and included in the liability account of funds due to Freddie Mac. It was determined that the adjustments were not made beginning August 2011.

As a result management determined that we were required to record a charge to interest income totaling $753,229, of this, $599,745 relates to the prior fiscal year ended June 30, 2012 and the remaining $153,484 is related to the quarter ended September 30, 2012. We have adjusted our opening retained earnings for 2013 for the item described above as reflected in the consolidated financial statements contained in this Form 10-Q and consider these adjustments to be immaterial in prior periods.

PART I — OTHER INFORMATION

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

In addition to the steps take above management intends to continue to enhance the internal control process. Management believes these changes will contribute significantly to the remediation of the material weakness in internal control over financial reporting that was in existence at December 31, 2012. Additional changes will be implemented as necessary. Other than discussed above there were no significant changes in internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect our, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	N/A

(b)	N/A

(c)	The Company did not repurchase its equity securities during the period ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities.

None.

PART II — OTHER INFORMATION

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1 [1]	First Amended and Restated Articles of Incorporation, of PVF Capital Corp.

3.2 [2]	Code of Regulations

4 [3]	Second Amended and Restated Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

31.1 [3]	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2 [3]	Rule 13a-14(a) Certification of Chief Financial Officer.

32 [3]	Section 1350 Certifications

101.INS[4]	XBRL Instance Document.

101.DEF[4]	XBRL Taxonomy Extension Definition Linkbase Document.

101.SCH[4]	XBRL Taxonomy Extension Schema Document.

101.CAL[4]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB[4]	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE[4]	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 10, 2010 (Commission File No. 333-163037).
(2)	Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2008 (Commission File No. 000-24948).
(3)	Filed herewith.
(4)	In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF Capital Corp.
(Registrant)

Date: May 14, 2013	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer
(Duly authorized officer)

/s/ James H. Nicholson
James H. Nicholson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)