Form 10-K
period 2013-06-30
PVF CAPITAL CORP
filed 2013-09-27
CIK 928592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant’s voting shares are listed on the Nasdaq Capital Market under the symbol “PVFC.” The aggregate market value of voting shares held by nonaffiliates of the Registrant was approximately $31,809,603 based on the closing sale price of the registrant’s common shares as listed on the Nasdaq Capital Market as of December 31, 2012 ($1.82 per share). Solely for purposes of this calculation, directors and executive officers are treated as affiliates.

As of September 27, 2013, the Registrant had 25,921,009 common shares, $0.01 par value, outstanding.

PART I

Item 1.	Business

General

PVF Capital Corp. is the holding company for Park View Federal Savings Bank (“Park View Federal” or the “Bank”). PVF Capital owns and operates Park View Federal, PVF Service Corporation, a real estate subsidiary, and Mid Pines Land Company, a real estate subsidiary. In addition, PVF Capital owns PVF Holdings, Inc., a financial services subsidiary which is currently inactive, and two other subsidiaries, PVF Mortgage Corp. and PVF Community Development Corp., both of which are chartered for future operation, but are also currently inactive. Park View Federal has operated continuously for 92 years, having been founded as an Ohio chartered savings and loan association in 1920. PVF Capital’s main office is located at 30000 Aurora Road, Solon, Ohio 44139 and its telephone number is (440) 248-7171.

On February 19, 2013, PVF Capital and F.N.B. Corporation (“FNB”) the parent company of First National Bank of Pennsylvania (“FNB Bank”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which PVF Capital will merge with and into FNB and cease to exist as a separate legal entity and its business will be combined with that of FNB. Promptly following consummation of the merger, it is expected that Park View Federal will merge with and into FNB Bank. PVF Capital’s common stockholders approved the Merger Agreement at the special meeting of stockholders held September 25, 2013. Additionally, the planned merger has received the necessary regulatory approvals to consummate the merger. Consummation of the merger is subject to certain conditions, including, governmental filings and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, absence of a material adverse effect, recipient of tax opinions and the absence of any injunctions or other legal restraints. The consummation of the merger agreement is expected to occur in October of 2013. The information presented in this Annual Report on Form 10-K does not give effect to the planned merger.

Park View Federal’s principal business consists of attracting deposits from the general public and investing these funds primarily in loans secured by first mortgages on real estate, as well as other commercial and consumer loans located in its market area, which consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. Historically, Park View Federal has emphasized the origination of loans for the purchase or construction of residential real estate, commercial real estate and multi-family residential property and land loans. To a lesser extent, Park View Federal has also originated loans secured by second mortgages, including home equity lines of credit and loans secured by savings deposits. Over the past few years, portfolio real estate lending has been minimal as Park View Federal has continued to focus on problem asset resolution. Recently, Park View Federal has increased its lending activity in the commercial and industrial loan segment, including Small Business Administration (“SBA”) lending, which it initiated in late fiscal 2011.

Park View Federal derives its income principally from interest earned on loans and, to a lesser extent, loan servicing and other fees, gains on the sale of loans and interest earned on investments. Park View Federal’s principal expenses are interest expense on deposits and borrowings and non-interest expense such as compensation and employee benefits, office occupancy expenses and other miscellaneous expenses. Funds for these activities are provided principally by deposits, Federal Home Loan Bank of Cincinnati (“FHLB of Cincinnati”) advances and other borrowings, repayments of outstanding loans, sales of loans and operating revenues. The business of PVF Capital consists primarily of the business of Park View Federal.

For the current fiscal year as well as the fiscal year ended June 30, 2012, PVF Capital and Park View Federal, as a federally chartered savings and loan holding company and federal savings association, respectively, have been subject to examination and comprehensive federal regulation and oversight by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Office of the Comptroller of the Currency respectively. As of July 21, 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and has altered the jurisdictions of existing bank regulatory agencies. In particular, the Dodd-Frank Act has transferred the regulatory responsibilities and authority over federal savings associations and savings and loan holding companies from the Office of Thrift Supervision to the Office of the Comptroller of the Currency and the Federal Reserve Board, respectively. Park View Federal has also been and continues to be subject to regulation and examination by the Federal Deposit Insurance Corporation (the “FDIC”), which insures Park View Federal’s savings deposits up to applicable limits through the Deposit Insurance Fund. Park View Federal is a member of, and owns capital stock in, the FHLB of Cincinnati, which is one of 12 regional banks in the Federal Home Loan Bank System (the “FHLB”). For additional information on the regulation of PVF and Park View Federal, see the section captioned “Regulation.”

From October 19, 2009 until termination, each of PVF Capital and Park View Federal was subject to an Order to Cease and Desist. The order governing Park View Federal was terminated on August 27, 2012, and the order governing PVF Capital was terminated on December 15, 2012. For further discussion see Note 15 of Notes to Consolidated Financial Statements. PVF Capital’s Internet site, parkviewfederal.com, provides PVF Capital’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge as soon as reasonably practicable after PVF Capital has filed the report with the SEC.

Market Area

Park View Federal conducts its business through sixteen offices located in its geographic market area, which consists of Cuyahoga, Summit, Medina, Lorain, Lake, Portage and Geauga Counties in Ohio. At June 30, 2013, over 85% of Park View Federal’s net loan portfolio and generally all of its deposits were from its market area.

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

Park View Federal’s market area continued to experience stabilizing declines in the housing market, with falling home prices and increased foreclosures and higher rates of unemployment, which have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially in the area of mortgage-backed securities but spread to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Concerns continue about the stability of the financial markets, as well as the strength of counterparties, lenders, and financial institutions.

Lending Activities

General

Park View Federal’s lending activities include the origination of commercial real estate and business loans, consumer loans, and conventional fixed-rate and adjustable-rate mortgage loans for acquisition or refinancing of single-family residential homes located in Park View Federal’s primary market area. Permanent mortgage loans on condominiums, multi-family (over four units) and nonresidential properties are also offered by Park View Federal. Historically, construction financing of single-family residential properties was a primary component of Park View Federal’s lending activity; however, depressed market conditions in the last several years have forced a curtailment of lending activity within this segment and lead Park View Federal to focus its new substantive lending activity in the commercial and industrial loan segment, including a specialized focus in SBA lending, subject to market conditions and applicable lending restrictions imposed under the Home Owners’ Loan Act. PVF Capital’s SBA lending activities are focused on general small businesses within its market area and on an industry-specific basis throughout the Midwestern United States.

Loan Portfolio Composition

PVF Capital’s loans receivable and loans receivable held for sale totaled $564.7 million and $566.7 million at June 30, 2013 and June 30, 2012, respectively, and representing 72.6 % and 71.6% of total assets at such dates, respectively. It is Park View Federal’s policy to concentrate its lending in its market area, with the exception of its SBA lending activities which target a broader geographic area, but limited industry segments.

Set forth below is certain data relating to the composition of Park View Federal’s loan portfolio by type of loan on the dates indicated. As lending activity to commercial and industrial customers has increased, the composition of the loan portfolio will continue to change.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Real estate loans receivable held for investment:
One-to-four family residential	$118,259	22.07%	$122,314	22.58%	$135,996	24.85%	$154,794	26.35%	$158,956	23.78%
Home equity line of credit	62,008	11.57	71,555	13.21	79,979	14.61	83,261	14.17	88,407	13.23
Multi-family residential	53,742	10.03	54,105	9.99	48,656	8.89	48,902	8.33	58,568	8.76
Commercial	205,707	38.39	204,038	37.67	192,109	35.10	211,690	36.04	192,115	28.74
Commercial equity line of credit	23,002	4.29	22,336	4.12	17,020	3.11	24,971	4.25	46,287	6.92
Land	21,352	3.98	31,184	5.76	39,030	7.13	51,811	8.82	60,922	9.11
Construction—residential	2,865	0.53	2,122	0.39	6,276	1.15	14,433	2.46	39,237	5.87
Construction—multi-family	1,994	0.37	5,375	0.99	1,594	0.29	3,294	0.56	5,211	0.78
Construction—commercial	11,115	2.07	7,733	1.43	4,237	0.77	5,294	0.90	20,381	3.05
Non-real estate	50,232	9.37	37,556	6.93	53,366	9.75	21,937	3.73	32,155	4.81

	550,276	102.70	558,318	103.08	578,263	105.66	620,387	105.61	702,239	105.05
Deferred loan fees	(532)	(0.10)	(637)	(0.12)	(984)	(0.18)	(1,462)	(0.25)	(2,296)	(0.34)
Allowance for loan losses	(13,926)	(2.60)	(16,053)	(2.96)	(29,997)	(5.48)	(31,519)	(5.36)	(31,483)	(4.71)

Total other items	(14,458)	(2.70)	(16,690)	(3.08)	(30,981)	(5.66)	(32,981)	(5.61)	(33,779)	(5.05)

Total loans receivable, net	$535,818	100.00%	$541,628	100.00%	$547,282	100.00%	$587,406	100.00%	$668,460	100.00%

Loans receivable held for sale, net	$28,835		$25,063		$9,392		$8,718		$27,078

Loan Maturity

The following table presents at June 30, 2013 the amount of loan principal repayments scheduled to be received by Park View Federal during the periods shown based upon the time remaining before contractual maturity. Loans with adjustable rates are reported as due in the year in which they reprice. Demand loans, loans having no schedule of repayments, no stated maturity date and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments that may cause Park View Federal’s actual repayment experience to differ from that shown below.

	Due During the Year Ending June 30, 2014	Due More than One Year Through Five Years After June 30, 2013	Due More than Five Years After June 30, 2013	Total
(In thousands)
Real estate mortgage loans	$100,366	$209,985	$159,453	$469,804
Real estate construction loans	4,934	9,830	1,210	15,974
Non-real estate loans	29,464	29,229	5,805	64,498

Total	$134,764	$249,044	$166,468	$550,276

Due After June 30, 2014
(In thousands)
Fixed rate	$146,116
Adjustable rate	269,396

$415,512

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

Generally, Park View Federal originates fixed-rate, single-family mortgage loans in conformity with Freddie Mac guidelines, so as to permit their being swapped with Freddie Mac or Fannie Mae in exchange for mortgage-backed securities secured by such loans or their sale in the secondary market. Most such loans are sold with servicing rights retained, and are sold in furtherance of Park View Federal’s goal of better matching the maturities and interest rate sensitivity of its assets and liabilities. Park View Federal generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sells or converts into mortgage-backed securities, and receives a fee for performing these services. Sales of loans also provide funds for additional lending and other purposes.

PVF Capital does not originate sub-prime loans and only originates Alt A loans for sale, without recourse, in the secondary market. PVF Capital considers subprime borrowers typically to have weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. PVF Capital also does not originate any hybrid loans, low-doc/no-doc loans or payment option ARMs. Substantially all one-to-four family loans are underwritten according to agency underwriting standards. Exceptions, if any, are submitted to PVF Capital’s board loan committee for approval. Any exposure PVF Capital may have to these types of loans is immaterial

Commercial Lending

Park View Federal also originates loans to commercial borrowers for their operating companies, including traditional lines of credit, revolving lines of credit and term loans and for the purpose of purchasing commercial owner-occupied, investment, and/or multi-family properties. During the last year, Park View Federal has augmented its commercial lending activities when qualified with SBA guaranties, which enables the guaranteed portion of these loans to either be held in the portfolio or to be sold in the secondary market.

Loan Underwriting Policies

Residential Lending

Park View Federal historically has been and continues to be an originator of single-family residential real estate loans in its market area. Park View Federal currently originates fixed-rate residential mortgage loans in accordance with underwriting guidelines promulgated by Freddie Mac and adjustable-rate mortgage loans for terms of up to 30 years. Park View Federal offers adjustable-rate residential mortgage loans with interest rates which adjust based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board (the “Treasury Rate Index”), plus a margin of 2.50% to 3.50%. The amount of any increase or decrease in the interest rate is usually limited to 2% per year, with a limit of 6% over the life of the loan. The date of the first rate adjustment may range from one to ten years from the original date of the loan.

Park View Federal’s lending activities are subject to its written, nondiscriminatory underwriting guidelines and to loan origination procedures prescribed by its board of directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by independent outside appraisers approved by Park View Federal’s board of directors. As prescribed by Park View Federal’s Credit Policy and supporting approved lending authorities, Park View Federal’s residential underwriter has authority to approve all fixed-rate single-family residential mortgage loans which meet Freddie Mac underwriting guidelines and those adjustable-rate single-family residential mortgage loans which meet Park View Federal’s underwriting standards and are in amounts of less than $700,000. All loans in excess of the above amounts or any exceptions to guidelines must be approved by Park View Federal’s Loan Committee. All loans secured by savings deposits can be approved by lending officers based in Park View Federal’s branch offices.

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

Interest rates charged by Park View Federal on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes and, in the case of fixed-rate single-family residential loans, rates established by Freddie Mac. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

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

Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans depends on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space, and, as such, may be subject to fluctuation based upon current economic conditions. To minimize these risks, Park View Federal generally limits itself to its market area and to borrowers with which it has substantial experience or who are otherwise well known to it. Park View Federal obtains financial statements and, in most cases, the personal guarantees from all principals obtaining commercial real estate loans.

The Home Owners’ Loan Act includes a provision that limits Park View Federal’s non-residential real estate lending to no more than four times its total capital. This maximum limitation, which at June 30, 2013 and June 30, 2012 was $318.4 million and $281.5 million, respectively, and has not materially limited its lending practices.

Under the Home Owners’ Loan Act, the maximum amount which Park View Federal may lend to any one borrower is 15% of its unimpaired capital and surplus, or $13.8 million at June 30, 2013. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. Park View Federal may request a waiver from the Office of the Comptroller of the Currency to exceed the 15% loans-to-one borrower limitation on a case-by-case basis. See “—Loans-to-One Borrower” for more information and a discussion of the loans-to-one borrower regulations.

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

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, Park View Federal may be required to advance funds beyond the amount originally committed to ensure completion of the development. If the estimate of value proves to be inaccurate, Park View Federal may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Land Loans

As with the construction loan segment, market conditions have slowed the origination of loans to builders and developers for the acquisition and/or development of vacant land. Park View Federal will continue to allow attrition in the construction and the land loan segments, as it shifts its balance sheet composition from real estate and land-focused to commercial and industrial lending (in purpose and in collateral).

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

Land development and acquisition loans involve significant additional risks when compared with loans on existing residential properties. All of these loans originated are within Park View Federal’s market area.

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

Loan Participation Interests

From time to time, Park View Federal sells participation interests in mortgage loans and commercial loans originated by it and purchases whole loans or participation interests in loans originated by other lenders. Park View Federal held whole loans and participations in loans originated by other lenders of approximately $13.6 million at June 30, 2013. Loans which Park View Federal purchases must meet or exceed the underwriting standards for loans originated by Park View Federal.

Mortgage Banking Activity

PVF Capital originates conventional loans secured by first lien mortgages on one-to-four family residential properties located within its market area for either portfolio or sale into the secondary market. During the years ended June 30, 2013 and 2012, Park View Federal recorded gains of $13.7 and $9.0 million on the sale of $422.6 and $350.8 million, respectively, in loans receivable originated for sale. Cyclically low market rates resulted in increased refinancing activity for the year. The sold loans were sold on a servicing retained basis to Freddie Mac.

In addition to interest earned on loans and income recognized on the sale of loans, Park View Federal receives fees for servicing loans that it has sold. During the years ended June 30, 2013 and 2012, Park View Federal reported a net loan servicing loss of $1.2 and $1.8 million, respectively, the result of the accelerated repayment of loans serviced along with impairment charges against the value of its mortgage loan servicing asset. At June 30, 2013 and June 30, 2012, Park View Federal was servicing approximately $1.1 billion of loans for others, respectively. The income from loan servicing during these periods was attributable to the generation of mortgage loan servicing fees of $2.7 and $2.3 million during the years ended June 30, 2013 and 2012, which was reduced by amortization expense of $3.8 and $3.6 million of the mortgage servicing assets, respectively, resulting from heavy refinance activity and impairment charges of $.2 million and $.5 million for the respective periods, resulting from low interest rates and accelerated prepayment speeds during the year. Park View Federal has been able to keep delinquencies on residential loans serviced for others to a relatively low level of the aggregate outstanding balance of loans serviced, as a result of its policy of limiting servicing to loans it originates and subsequently sells to Freddie Mac. Because of the success Park View Federal has experienced in this area and because it has data processing equipment that will allow it to expand its portfolio of serviced loans without incurring significant incremental expenses, Park View Federal intends in the future to augment its portfolio of loans serviced by continuing to originate and either swap such fixed-rate single-family residential mortgage loans with Freddie Mac in exchange for mortgage-backed securities or sell such loans for cash, while retaining servicing.

In addition to loan servicing fees, Park View Federal receives fees in connection with loan commitments and originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the amount loaned. Park View Federal typically receives fees in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. All loan origination fees are deferred and accreted into income over the contractual life of the loan according to the interest method of recognizing income. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to the loan are taken into income at such time.

Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in Park View Federal’s market area.

Non-performing Loans and Other Problem Assets

It is Park View Federal’s policy to monitor its loan portfolio and to anticipate and address payment delinquencies, loans with attributes of potential future delinquency and those with delinquencies due to loan maturities. When a borrower fails to make a payment on a loan, Park View Federal takes immediate steps to have the delinquency cured and the loan restored to current status. Within its Credit Policy, Park View Federal delineates its approaches to consumer and commercial loan delinquencies. Remedies to all delinquencies begin with contact to the borrower, once a loan is past its due date. For serious commercial loan delinquencies, a separate work out plan may be developed and followed until the delinquency is cured and the loan is returned to accrual status. For consumer delinquencies exceeding 90 days, Park View Federal will institute additional measures to enforce its remedies resulting from the loan’s default, including commencing foreclosure action. It is Park View Federal’s desire to work with the borrower towards an acceptable loan modification, loan restructuring or forbearance agreement.

The following table sets forth information with respect to Park View Federal’s non-performing loans and other problem assets at the dates indicated. Amounts are net of deferred loan fees.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accruing loans: (1)
Real estate	$13,232	$20,076	$50,261	$68,862	$69,534
Accruing loans which are contractually past due 90 days or more:
Real estate	—	—	—	65	727

Total non-accrual and 90 days past due loans	$13,232	$20,076	$50,261	$68,927	$70,261

Ratio of non-performing loans to total loans	2.41%	3.60%	8.69%	11.14%	10.04%

Other non-performing assets (2)	$6,920	$7,734	$7,973	$8,174	$11,608

Total non-performing assets	$20,152	$27,810	$58,234	$77,101	$81,869

Total non-performing assets to total assets	2.59%	3.51%	7.40%	8.97%	8.97%

Troubled debt restructuring (3)	$1,179	$1,806	$3,041	$2,985	$—

(1)

Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet the nonaccrual criteria established by regulatory authorities. Nonaccrual loans include all loans classified as doubtful or loss, and all loans greater than 90 days past due with a loan-to-value ratio greater than 60%.

(2)	Other non-performing assets represent property acquired by Park View Federal through or in lieu of foreclosure or repossession.
(3)	Includes all nonaccrual loans disclosed as troubled debt restructurings in note 5 in notes to the financial statements.

All nonperforming loans are specifically evaluated and an updated valuation obtained at least annually to determine the amount of impairment. Additionally, in determining the adequacy of the allowance for loan losses, a factor is applied to the amount of impaired loans to estimate possible declining values of the underlying collateral as well as possible valuation adjustments above the specific factor applied against collateral whose valuation is greater than twelve months old. As such, the length of time that a loan has been nonperforming is not additionally factored in determining the adequacy of the allowance for loan losses. The following is a schedule as of June 30, 2013 and June 30, 2012 detailing the length of time our nonaccrual loans and accruing loans that were contractually past due 90 days have been contractually past due, along with detail as to the composition of these loans:

	At June 30, 2013
	(In thousands)
	90 days or less	91 to 365 days	1 to 2 Years	2 to 3 Years	Over 3 Years	Total
One-to-four residential	$1,872	$539	$1,420	$373	$661	$4,865
Home equity line of credit	1,611	51	262	813	78	2,815
Multi-family residential	479	—	—	—	—	479
Commercial real estate	1,711	560	209	1,003	—	3,483
Land	885	93	138	191	61	1,368
Residential construction	120	—	—	—	—	120
Multi-family construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Non-mortgage	102	—	—	—	—	102

Total	$6,780	$1,243	$2,029	$2,380	$800	$13,232

	At June 30, 2012
	(In thousands)
	90 days or less	91 to 365 days	1 to 2 Years	2 to 3 Years	Over 3 Years	Total
One-to-four residential	$870	$1,721	$2,164	$1,225	$484	$6,464
Home equity line of credit	490	744	496	997	—	2,727
Multi-family residential	—	325	—	—	—	325
Commercial real estate	265	1,559	1,247	723	133	3,927
Land	671	299	3,004	764	458	5,196
Residential construction	119	—	—	111	125	355
Multi-family construction	—	—	—	—	—	—
Commercial construction	—	—	—	644	—	644
Non-mortgage	200	238	—	—	—	438

Total	$2,615	$4,886	$6,911	$4,464	$1,200	$20,076

The level in nonaccrual loans and accruing loans which are contractually past due more than 90 days at June 30, 2013 and June 30, 2012 although lower than recent past, continues to remain elevated on a historical basis and is attributable to continued poor current local and national economic conditions. Residential markets locally and nationally have been impacted by a significant increase in foreclosures and value declines as a result of the problems faced by sub-prime borrowers and the resulting contraction of residential credit available to all but the most credit worthy borrowers. Land development projects nationally and locally have seen slow sales and price decreases. As a savings institution, Park View Federal has significant exposure to the residential market in the greater Cleveland, Ohio area. As a result, Park View Federal has seen a continued high level of non-performing loans. Due to an increase in foreclosure activity in the area, the foreclosure process in Cuyahoga County, one of Park View Federal’s primary markets, has become elongated. As such, loans have remained past due for considerable periods prior to being collected, transferred to real estate owned (“OREO”), or charged off.

Of the $13.2 million in nonaccrual loans at June 30, 2013, $5.6 million were individually identified as impaired. All of these loans are collateralized by various forms of non-residential real estate or residential construction loans. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral. To the extent Park View Federal believes the collection of loan principal is in doubt, it charges off all or a portion of the loan balance or establishes specific loss reserves. Management’s evaluations of the underlying collateral include a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This evaluation involves discounting the original appraised values of the real estate and estimated disposition costs along with unpaid real estate taxes to arrive at an estimate of the net realizable value of the collateral. A new appraisal or evaluation is obtained within 90 days from the time a loan becomes criticized. Additionally, a new appraisal is obtained annually as long as the loan remains criticized, regardless of loan type. For criticized loans where the appraisal or evaluation is more than twelve months old, an additional adjustment is made to the existing appraised value until such time that an updated appraisal has been obtained. Based on actual experience for updating valuations, this additional adjustment approximates 10%. The estimated disposition costs are deemed to be 9% based on actual experience. In determining the adequacy of the allowance for loan losses, a factor is applied to the amount of impaired loans to estimate possible declining values of the underlying collateral as well as possible valuation adjustments above the specific factor applied against collateral whose valuation is greater than twelve months old.

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

Impaired loans represent nonaccrual loans in the nonresidential real estate, non real estate and residential construction loan categories. Foreclosure proceedings for these loans are subject to external factors, such as bankruptcy and other legal proceedings that may delay the disposition of the loan, but generally occur within a period of time ranging from 12 to 60 months from the time they are initiated until the loan is ultimately collected, transferred to OREO, or charged off. Management is not aware of any loans where information known about a possible credit would cause serious doubts of the borrower to comply with payments terms related to the credit causing the credit to be deemed nonaccrual.

It is Park View Federal’s policy not to record as income partial interest payments on nonaccrual loans. At June 30, 2013, gross interest income of $2.9 million would have been recorded on loans accounted for on a nonaccrual basis if such loans had been current and accruing.

Management has reviewed its non-accruing loans and believes that the allowance for loan losses is adequate to absorb probable losses on these loans.

Park View Federal has adversely classified $24.1 million and $33.9 million of loans at June 30, 2013 and June 30, 2012 respectively, including $13.2 and $20.1 million in non-performing loans. Real estate acquired by Park View Federal as a result of or in lieu of foreclosure is classified as OREO until such time as it is sold. At June 30, 2013 and June 30, 2012, Park View Federal had 37 and 43 OREO properties totaling $6.9 million and $7.7 million, respectively. These properties include raw land, partially developed land and, in some cases, developed and partially developed commercial and residential properties. Park View Federal faces the possibility of declines in value of these properties below their carrying amount. During the years ended June 30, 2013 and 2012, Park View Federal recognized a write-down on OREO of $4.2 and $1.7 million respectively. Occasionally, Park View Federal will finish development or construction of these projects or homes. In these cases, Park View Federal also faces the risk that costs to complete construction will exceed original estimates or other execution risks.

The following table presents the activity in other real estate owned for the years ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Beginning Balance	$7,733,578	$7,972,753
Additions	4,413,118	9,314,588
Dispositions	(4,172,253)	(7,824,966)
Impairment write-downs	(1,054,196)	(1,728,797)

Ending Balance	$6,920,247	$7,733,578

Asset Classification and Allowance for Loan Losses

Federal regulations require savings institutions to review their assets on a regular basis and to classify them as “substandard,” “doubtful,” or “loss,” if warranted. If an asset or portion thereof is classified as a loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as a loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention is required to be designated as “special mention.” As part of its Credit Policy, Park View Federal outlines its risk rating methodology to ensure appropriate grading of non-homogenous loans. The Asset Classification Committee reviews the recommendations of Park View Federal’s Special Assets team for potential downgrades and allocation of specific reserve allowance to loans. Currently, general loss allowances (up to 1.25% of risk-based assets) established to cover losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific allocation for loan losses do not qualify as regulatory capital. For additional information regarding regulatory capital requirements, see the section captioned “—Regulatory Capital Requirements”. Examiners at the Office of the Comptroller of the Currency may disagree with the insured institution’s classifications and amounts reserved. If an institution does not agree with an examiner’s classification of an asset, it may appeal this determination. At June 30, 2013 and June 30, 2012, total nonaccrual and 90 days past due loans and other non-performing assets were $13.2 million and $20.1 million, all of which were classified as substandard. For additional information, see the section captioned “—Non-performing Loans and Other Problem Assets” Note 5 of Notes to Consolidated Financial Statements for the year ended June 30, 2013, 2012, and 2011.

In originating loans, Park View Federal recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, Park View Federal’s and the industry’s historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Park View Federal increases its allowance for loan losses by charging provisions for loan losses against its income.

General allowances are made pursuant to management’s assessment of risk in Park View Federal’s loan portfolio as a whole. Specific allocations are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans, which are contractually past due and considering the net realizable value of the security for the loan. Management continues to monitor Park View Federal’s asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

As of December 31, 2011, PVF Capital implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. As such, during the fiscal year ended June 30, 2012, PVF Capital charged off those loan amounts which had previously been specifically impaired through the use of the Specific Valuation Allowance approximately $13.0 million. Remaining specific impairments known in prior periods as specific valuation allowances are now tracked as specific allocations to the allowance. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the period and reducing the allowance for loan losses associated with specific reserves.

The following table shows how Park View Federal’s allowance for loan losses is allocated at each of the dates indicated:

	June 30, 2013	June 30, 2012
General allowance	$13,779,349	$14,634,531
Specific allocations	146,992	1,418,334

Total allowance	$13,926,341	$16,052,865

Management’s approach includes establishing a specific allocations by evaluating individual non-performing loans for probable losses based on a systematic approach involving estimating the realizable value of the underlying collateral. Additionally, management establishes a general valuation allowance for pools of performing loans segregated by collateral type. For the general valuation allowance, management is applying a prudent loss factor based on Park View Federal’s historical loss experience, trends based on changes to non-performing loans and foreclosure activity, effectiveness of its credit administration processes and management’s subjective evaluation of the local population and economic environment. The loan portfolio is segregated into categories based on collateral type and a loss factor is applied to each category. The initial basis for each loss factor is Park View Federal’s loss experience for each category. Historical loss percentages are calculated and adjusted by taking charge-offs in each risk category during the past 36 months and dividing the total by the average balance of each category. Management during the current year increased the historical loss period to 36 months from 18 months to capture the loss experience over a broader period and better reflect the losses in the portfolio.

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

Investment Activities

Park View Federal’s investment policy currently allows for investment in various types of liquid assets, including U.S. government and U.S. government-sponsored enterprise securities, time deposits at the FHLB of Cincinnati, certificates of deposit or bankers’ acceptances at other federally insured depository institutions, and Trust Preferred, corporate and mortgage-backed securities. The general objective of Park View Federal’s investment policy is to maximize returns without compromising liquidity or creating undue credit or interest rate risk. Park View Federal reports its investments, other than marketable equity securities and securities available for sale, at cost as adjusted for discounts and unamortized premiums. Park View Federal has the intent and ability and generally holds all securities until maturity.

During the fiscal years ended June 2013 and 2012, Park View Federal did not sell mortgage-backed securities available for sale. At present, management is not aware of any conditions or circumstances which could impair its ability to hold its remaining securities to maturity. In accordance with its general investment policy, Park View Federal held U.S. government sponsored enterprise, Trust Preferred, corporate and mortgage-backed securities, and FHLB of Cincinnati stock at June 30, 2013 and at June 30, 2012. For additional information regarding Park View Federal’s investment activities, see Note 4 of Notes to Consolidated Financial Statements for the Years Ended June, 2013, 2012 and 2011.

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

Deposits

Park View Federal attracts deposits principally from within its primary market area by offering a variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts and certificates of deposit, which generally range in maturity from seven days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by Park View Federal on a periodic basis. Park View Federal generally reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, Park View Federal considers the rates offered by competing institutions, funds acquisition costs and liquidity requirements, growth goals and federal regulations. Under the terms of the Stipulation and Consent to the Issuance of Order to Cease and Desist that Park View Federal entered into with the Office of Thrift Supervision on October 19, 2009, in which Park View Federal consented to the issuance of an Order to Cease and Desist without admitting or denying that grounds exist for an administrative proceeding against the bank, Park View Federal was prohibited from accepting brokered deposits or offering rates more than 75 basis points above the national average rate. On August 27, 2012, the Office of the Comptroller of the Currency, which had replaced the Office of Thrift Supervision as Park View Federal’s primary regulator, terminated the Order to Cease and Desist. See Note 15 of Notes to Consolidated Financial Statements for Years Ended June 30, 2013, 2012 and 2011 for additional information with respect to the Order to Cease and Desist and its termination.

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

The following table sets forth the deposits in Park View Federal as of June 30, 2013 were:

Weighted Average Interest Rate	Category	Minimum Balance	Balance (in thousands)	Percentage of Total Deposits
0.09%	NOW accounts	$50	$39,061	6.41%
0.13	Passbook statement accounts	5	47,973	7.61
0.26	Money market accounts	1,000	147,730	23.43
0.00	Non-interest earning demand accounts	50	69,086	10.74

			303,850	48.19
	Certificates of Deposit
0.66	3 months or less	500	47,258	7.49
0.62	3-6 months	500	39,295	6.23
0.82	6-12 months	500	87,179	13.82
1.07	1-3 years	500	124,399	19.73
1.62	More than three years	500	28,633	4.54

0.94	Total certificates of deposit		326,764	51.81

	Total deposits		$630,614	100.00%

The following table sets forth the average balances and average interest rates based on month-end balances for interest-bearing demand deposits and time deposits during the periods indicated:

	For the Year Ended June 30,
	2013			2012			2011
	Interest- Bearing Demand Deposits	Savings Deposits	Time Deposits	Interest- Bearing Demand Deposits	Savings Deposits	Time Deposits	Interest- Bearing Demand Deposits	Savings Deposits	Time Deposits
Average balance	$184,577	$47,248	$342,034	$168,005	$47,722	$406,142	$137,140	$51,707	$431,439
Average rate paid	0.45%	0.10%	1.06%	0.50%	0.11%	1.45%	0.71%	0.23%	1.91%

The rates currently paid on certificates maturing within one year or less are lower than the rates currently being paid on similar certificates of deposit maturing thereafter. Park View Federal will seek to retain these deposits to the extent consistent with its long-term objective of maintaining positive interest rate spreads. Depending upon interest rates existing at the time such certificates mature, Park View Federal’s cost of funds may be significantly affected by the rollover of these funds. A decrease in such cost of funds, if any, may have a material impact on Park View Federal’s operations. To the extent such deposits do not roll over, Park View Federal may, if necessary, use other sources of funds, including borrowings from the FHLB of Cincinnati, to replace such deposits. For additional information, see the section captioned “—Borrowings.”

The following table indicates the amount of Park View Federal’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2013:

Maturity Period	Certificates of Deposit
(In thousands)
Over three through six months	$19,647
Three through six months	13,673
Over six through 12 months	30,168
Over 12 months	63,274

Total	$126,762

Borrowings

Savings deposits historically have been the primary source of funds for Park View Federal’s lending, investments and general operating activities. Park View Federal is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB, Park View Federal is required to own stock in the FHLB of Cincinnati and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Park View Federal has a Blanket Agreement for advances with the FHLB under which Park View Federal may borrow up to 50% of its assets subject to normal collateral and underwriting requirements. Park View Federal currently has two commitments with the FHLB of Cincinnati for flexible lines of credit, referred to as a cash management advance (“CMA”) and a Repo advance (“REPO”), in the amounts of $30 million and $200 million, respectively, which can be drawn on to the extent of collateral pledged. At June 30, 2013 and June 30, 2012, Park View Federal had borrowing capacity of $230.0 million on these lines of credit, subject to available collateral. The CMA and the REPO were not drawn down at June 30, 2013. Advances from the FHLB of Cincinnati are secured by Park View Federal’s stock in the FHLB of Cincinnati and other eligible assets. In addition, PVF Service Corporation had a loan with an outstanding balance of $0.9 million as of June 30, 2013 collateralized by real estate. For additional information, refer to Note 9 of Notes to Consolidated Financial Statements for Years Ended June 30, 2013, 2012 and 2011.

The following table sets forth certain information regarding Park View Federal’s advances from the FHLB of Cincinnati for the periods indicated:

	At June 30,
	2013	2012	2011
	(Dollars in thousands)
Amounts outstanding at end of period	$35,000	$35,000	$35,000
Weighted average rate	2.96%	2.96%	2.96%
Maximum amount outstanding at any month end	$35,000	$35,000	$35,000
Approximate average outstanding balance	$35,000	$35,000	$35,000
Weighted average rate	2.96%	2.96%	2.96%

Subsidiary Activities

Park View Federal is required to give the FDIC and the Office of the Comptroller of the Currency 30 days prior notice before establishing or acquiring a new subsidiary or commencing a new activity through an existing subsidiary. Both the FDIC and the Office of the Comptroller of the Currency have the authority to prohibit the initiation of, and to order the termination of, subsidiary activities determined to pose a risk to the safety or soundness of the institution.

As a federally chartered savings bank, Park View Federal is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 2013, Park View Federal was authorized to invest up to approximately $23 million in the shares of, or as loans to, subsidiaries, including the additional 1% investment for community, inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. Park View Federal currently exceeds its regulatory capital requirements.

PVF Capital has three active subsidiaries, Park View Federal, PVF Service Corporation and Mid Pines Land Company. PVF Service Corporation is engaged in the activities of land acquisition and real estate investment and Mid Pines Land Company holds an investment in land adjacent to PVF Capital’s Corporate Center. PVF Capital has three nonactive subsidiaries, PVF Community Development Corp., PVF Mortgage Corp. and PVF Holdings, Inc., which have been chartered for future activity. Park View Federal has also created various limited liability companies that have taken title to property acquired through or in lieu of foreclosure.

PVF Service Corporation

At June 30, 2013, PVF Service Corporation had the following investments: (1) a $.1 million investment in a joint venture that owns real estate leased to Park View Federal for use as a branch office in Avon, Ohio; (2) a $0.1 million investment in a joint venture for a branch office location in Mayfield Heights, Ohio; (3) an interest in Park View Plaza, a joint venture, which is a strip center in Cleveland, Ohio that includes Park View Federal’s Cleveland branch office; (4) an interest in a joint venture containing a title company, PVF Title Services, LLC; and (5) a $4.2 million investment in office properties used by PVF Capital and Park View Federal that includes the Corporate Center in Solon, Ohio, and branch offices in Bainbridge, Ohio and Chardon, Ohio. In November 2008, PVF Service Corporation refinanced a line of credit loan for $1.6 million. The balance at June 30, 2013 and at June 30, 2012 was $0.9 million and $1.0 million, and the loan is secured by the Corporate Center in Solon, Ohio.

Mid Pines Land Company

At June 30, 2013, MPLC had an investment of $0.6 million in land adjacent to PVF’s Corporate Center in Solon, Ohio.

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

Employees

As of June 30, 2013, PVF and its subsidiaries had 165 full-time employees and 33 part-time employees, none of whom was represented by a collective bargaining agreement. PVF believes it enjoys a good relationship with its personnel.

Regulation

General

For the fiscal year ended June 30, 2013 and continuing to date, PVF Capital and Park View Federal, as a federally chartered savings and loan holding company and federal savings association, respectively, have been subject to examination and comprehensive federal regulation and oversight by the Office of the Comptroller of the Currency. Park View Federal has also been and continues to be subject to regulation and examination by the FDIC, which insures the deposits of Park View Federal to the maximum extent permitted by law, and certain other requirements established by the Federal Reserve Board.

The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws or regulations. Such regulations and supervision primarily are intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides federal banking regulators, including the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC, with substantial enforcement powers. The enforcement authority of the Office of the Comptroller of the Currency and the Federal Reserve Board over savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of the Comptroller of the Currency and the Federal Reserve Board.

Recently Enacted Regulatory Reform

Federal regulators continue to implement many provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010. The following discussion summarizes significant aspects of the new law that affect or are already affecting PVF Capital and Park View Federal:

•

Effective July 21, 2011, the Office of the Comptroller of the Currency assumed responsibility from the Office of Thrift Supervision for the examination, supervision and regulation of federal savings associations and rulemaking for federal and state savings associations, and the authority of the other remaining bank regulatory agencies has been restructured;

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

Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making by federal regulators. PVF Capital is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with the applicable portions of the law and its rules and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are increasing compliance costs and may restrict our operations, all of which may have a material adverse effect on our operating results and financial condition.

Regulation of Park View Federal

General

As a savings institution, Park View Federal is subject to extensive regulation by federal banking regulators, and its deposits are insured by the Deposit Insurance Fund, which is administered by the FDIC. The lending activities and other investments of Park View Federal must comply with various federal regulatory requirements. The Office of the Comptroller of the Currency periodically examines Park View Federal for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of FDIC-insured savings institutions. Park View Federal must regularly file reports describing its activities and financial condition. Park View Federal is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere herein. The discussion is not intended to be a complete explanation of all applicable laws and regulations and is qualified in its entirety by reference to the actual statutes and regulations involved.

Regulatory Capital Requirements

Under current regulations of the Office of the Comptroller of the Currency, savings institutions must maintain “tangible” capital equal to at least 1.5% of adjusted total assets, Tier 1 capital (core) equal to at least 4.0% (or 3.0% if the institution is the highest rated under the Office of the Comptroller of the Currency’s examination rating system) of adjusted total assets and “total capital,” a combination of Tier 1 and “supplementary” capital, equal to at least 8.0% of “risk-weighted” assets. The Office of the Comptroller of the Currency continues to enforce regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is the highest rated). For purposes of these regulations, Tier 1 capital generally consists of common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. For additional information regarding regulatory capital requirements, see the section captioned “—Prompt Corrective Regulatory Action”. Investments in subsidiaries that are engaged as principal in activities not permissible for national banks must also be deducted from Tier 1 capital. Park View Federal was in compliance with all applicable regulatory capital requirements at both June 30, 2013 and June 30, 2012.

In determining compliance with the risk-based capital requirement, a savings institution calculates its total capital, which may include both core capital and supplementary capital, provided the amount of supplementary capital does not exceed the savings institution’s core capital. Supplementary capital is defined to include certain preferred stock issues, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution’s allowances for loan and lease losses allowances, and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. At both June 30, 2013 and June 30, 2012, Park View Federal had no equity investments for which federal regulations require a deduction from total capital.

The risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the Office of the Comptroller of the Currency’s risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and multi-family mortgages (or residential property consisting of five or more dwelling units) with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer, home equity and land loans, residential and nonresidential construction loans and commercial real estate loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by Fannie Mae or Freddie Mac are assigned a 20% risk weight. Cash and United States government securities backed by the full faith and credit of the United States government are given a 0% risk weight. At June 30, 2013 and June 30, 2012, Park View Federal’s risk-weighted assets were $608.9 million and $595.1 million, and its total risk-based capital was $87.3 million and $77.3 million, or 14.34% and 13.00%, of risk-weighted assets, respectively.

The table below presents Park View’s capital position at June 30, 2013, relative to its various minimum regulatory capital requirements:

	At June 30, 2013
	Amount	Percent of Assets(1)
	(Dollars in thousands)
Tangible Capital	$79,600	10.16%
Tangible Capital Requirement	11,760	1.50

Excess	67,840	8.66%

Tier 1/Core Capital	$79,600	10.16%
Tier 1/Core Capital Requirement	39,175	5.00

Excess	40,425	5.16%

Tier 1 Risk-Based Capital	$79,600	13.07%
Tier 1 Risk-Based Capital Requirement	36,532	6.00

Excess	43,068	7.07%

Risk-Based Capital	$87,289	14.34%
Risk-Based Capital Requirement	60,886	10.00

Excess	26,403	4.34%

(1)	Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

In addition to requiring generally applicable capital standards for savings institutions, the Office of the Comptroller of the Currency has the authority to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as is determined to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The failure of any savings institution to maintain capital at or above such level is an unsafe or unsound practice and such a savings institution may be issued a directive requiring such savings institution to submit and adhere to a plan for increasing capital. On October 19, 2009, Park View Federal was directed by the Office of Thrift Supervision to raise its Tier 1 core capital and total risk-based capital ratios to 8.0% and 12.0%, respectively. As discussed in Note 15 of Notes to Consolidated Financial Statements for the years ended June 30, 2013 and 2012, the Office of the Comptroller of the Currency, which had replaced the Office of Thrift Supervision as Park View Federal’s primary regulator, has terminated the Order to Cease and Desist.

In July 2013, PVF Capital’s primary federal regulator, the Federal Reserve, and Park View Federal Savings Bank’s primary federal regulator, the OCC, and other regulatory agencies published final rules (the Basel III Capital Rules) that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements, effective January 1, 2015.

Regulatory Agreements

On October 19, 2009, PVF Capital and Park View Federal each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision, in which they each consented to the issuance of an Order to Cease and Desist without admitting or denying that grounds existed for the Office of Thrift Supervision to initiate an administrative proceeding against them. Effective July 21, 2011, the Office of the Comptroller of the Currency and the Federal Reserve Board succeeded to all powers, authorities, rights and duties of the Office of Thrift Supervision relating to the cease and desist orders as a result of the Dodd-Frank Act.

The cease and desist order against Park View Federal required Park View Federal to take several actions, including but not limited to: (i) by December 31, 2009, meet and maintain (1) a Tier 1 (core) capital ratio of at least 8.0% and (2) a total risk-based capital ratio of at least 12.0% after the funding of an adequate allowance for loan and lease losses and submit a detailed plan to accomplish this; (ii) if Park View Federal fails to meet these capital requirements at any time after December 31, 2009, within 15 days thereafter prepare a written contingency plan detailing actions to be taken, with specific time frames, providing for (a) a merger with another federally insured depository institution or holding company thereof, or (b) voluntary liquidation; (iii) adopt revisions to Park View Federal’s liquidity policy to, among other things, increase its minimum liquidity ratio; (iv) reduce the level of adversely classified assets to no more than 50% of core capital plus allowance for loan and lease losses by December 31, 2010 and reduce the level of adversely classified assets and assets designated as special mention to no more than 65% of core capital plus allowance for loan and lease losses by December 31, 2010; (v) submit a new business plan to the Office of Thrift Supervision for approval that will include the requirements contained in the cease and desist order and that also will include well-supported and realistic strategies to achieve consistent profitability by September 30, 2010; (vi) restrict quarterly asset growth to an amount not to exceed net interest credited on deposit liabilities until the Office of Thrift Supervision approves of the new business plan; (vii) cease to accept, renew or roll over any brokered deposit or act as a deposit broker, without the prior written waiver of the FDIC; and (viii) not declare or pay dividends or make any other capital distributions from Park View Federal without receiving prior approval of the Office of Thrift Supervision.

The cease and desist order against PVF Capital required PVF Capital to take several actions, including, but not limited to: (i) submit a capital plan that includes, among other things, (1) the establishment of a minimum tangible capital ratio of tangible equity capital to total tangible assets commensurate with PVF Capital’s consolidated risk profile, and (2) specific plans to reduce the risks to PVF Capital from its current debt levels and debt servicing requirements; (ii) not declare, make or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase or redeem PVF Capital equity stock without the prior non-objection of the Office of Thrift Supervision, except that this provision does not apply to immaterial capital stock redemptions that arise in the normal course of PVF Capital’s business in connection with its share-based compensation plans; and (iii) not incur, issue, renew, roll over or increase any debt or commit to do so without the prior non-objection of the Office of Thrift Supervision (debt includes loans, bonds, cumulative preferred stock, hybrid capital instruments such as subordinated debt or trust preferred securities, and guarantees of debt).

The cease and desist orders against PVF Capital and Park View Federal also imposed certain on-going reporting obligations and additional restrictions on severance and indemnification payments, changes in directors and management, employment agreements and compensation arrangements, third party service contracts and transactions with affiliates.

On August 27, 2012, the cease and desist order against Park View Federal was terminated by Office of the Comptroller of the Currency, which had replaced the Office of Thrift Supervision as Park View Federal’s primary regulator. On December 15, 2012, the cease and desist order against PVF Capital was terminated by the Federal Reserve Board, which had replaced the Office of Thrift Supervision as PVF Capital’s primary regulator.

Prompt Corrective Regulatory Action

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the capital restoration plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below a “critical capital level,” the institution will be subject to conservatorship or receivership within specified time periods.

Under regulations jointly adopted by the federal banking regulators, a savings institution’s capital adequacy for purposes of the prompt corrective action rules under the FDIC Improvement Act is determined on the basis of the institution’s total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total assets). The following table shows the capital ratio requirements for each prompt corrective action category:

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

A “critically undercapitalized” savings institution is defined as a savings institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative preferred stock less all intangibles other than qualifying supervisory goodwill and certain servicing rights. The Office of the Comptroller of the Currency may reclassify a well-capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the Office of the Comptroller of the Currency determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At June 30, 2013, Park View Federal met the capital requirements to be deemed a well-capitalized institution for purposes of the prompt corrective action regulations. For more information regarding the position of Park View Federal with respect to the prompt corrective action rules under the FDIC Improvement Act, see Note 15 of Notes to Consolidated Financial Statements for the Years Ended June 30, 2013, 2012 and 2011.

Safety and Soundness Standards

Interagency Guidelines Establishing Standards for Safety and Soundness require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at peer institutions. If the Office of the Comptroller of the Currency determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Additionally, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

Federal Home Loan Bank System

Park View Federal is a member of the FHLB, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Agency. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB, Park View Federal is required to acquire and hold specified amounts of capital stock in the FHLB of Cincinnati. Park View Federal was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2013 of $12.8 million. The FHLB of Cincinnati’s ability to pay dividends to its shareholders is subject to a variety of factors such as legal requirements, Park View Federal’s financial condition and income and economic conditions.

Long-term advances may be made only for the purpose of providing funds for residential housing finance, small business loans, small farm loans and small agri-business loans. At June 30, 2013, Park View Federal had $35 million in advances outstanding from the FHLB of Cincinnati. For more information regarding Park View Federal’s sources of funds, see the section captioned “— Borrowings.”

Loan and Investment Powers

Federal savings associations, such as Park View Federal, are subject to certain lending and investment restrictions imposed by the Home Owners’ Loan Act and the Office of the Comptroller of the Currency’s implementing regulations thereunder. Under these laws and regulations, federal savings associations may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. Federal savings associations may also establish service corporations that may engage in activities not otherwise permissible, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations. At June 30, 2013, Park View Federal met all lending restrictions imposed under the Home Owners’ Loan Act.

Qualified Thrift Lender Test

Pursuant to the provisions of the Home Owners’ Loan Act, a savings association must meet the standard of a qualified thrift lender. Under the qualified thrift lender test, Park View Federal is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, an association’s total assets less the sum of: (1) specified liquid assets up to 20% of total assets; (2) goodwill and other intangible assets; and (3) the value of property used to conduct Park View Federal’s business. “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans. If a savings association fails the qualified thrift lender test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made non-compliance potentially subject to agency enforcement action for violation of law. At June 30, 2013, Park View Federal qualified as a qualified thrift lender. Additionally, Park View Federal had also met the qualified thrift lender test in each of the prior 12 months.

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

Insurance of Deposit Accounts

The deposits of Park View Federal are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. government. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned.

In order to cover losses to the Deposit Insurance Fund, the FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base). The amount of Park View Federal’s special assessment, which was paid on September 30, 2009, was $430,387. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. Nevertheless, pursuant to discretionary authority granted to the FDIC, the FDIC determined to exempt Park View Federal from having to prepay its quarterly risk-based assessment for the fourth quarter of 2009, and all of 2010, 2011 and 2012.

The Emergency Economic Stabilization Act of 2008 (“EESA”) instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts were insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts were fully insured (unlimited coverage). The Dodd-Frank Act made permanent the $250,000 per customer insurance limit for deposit accounts, and in November 2010, the FDIC issued a final rule under the Dodd-Frank Act that continued temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

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

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of PVF Capital. Management cannot predict what insurance assessment rates will be in the future. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. In addition, the FDIC has the authority to initiate enforcement actions against savings institutions, after giving the Office of the Comptroller of the Currency an opportunity to take such action.

Dividend Limitations

Under applicable federal regulations, Park View Federal may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of Park View Federal at the time of its conversion from mutual to stock form.

Federal regulations require that savings institutions submit notice to the Office of the Comptroller of the Currency prior to making a capital distribution (which includes dividends, share repurchases and amounts paid to shareholders of another institution in a cash merger) if the institution is a subsidiary of a holding company. A savings institution must make application to the Office of the Comptroller of the Currency to pay a capital distribution if: (1) the institution would not be adequately capitalized following the distribution; (2) the institution’s total distributions for the calendar year exceed the institution’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years; or (3) the distribution would otherwise violate applicable law or regulation or an agreement with or conditions imposed by the Office of the Comptroller of the Currency. As a subsidiary of a savings and loan holding company, Park View Federal must, at a minimum, provide prior notice to the Office of the Comptroller of the Currency of capital distributions. The Office of the Comptroller of the Currency may disapprove or deny a capital distribution if in the view of the Office of the Comptroller of the Currency, the capital distribution would constitute an unsafe or unsound practice.

In addition to the foregoing, earnings of Park View Federal appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends without payment of taxes at the then current tax rate by Park View Federal on the amount of earnings removed from the reserves for such distributions. For additional information regarding federal income taxes, see the section titled “—Taxation”. Park View Federal intends to make full use of this favorable tax treatment and does not contemplate using any of its earnings in a manner which would limit its bad debt deduction or create Federal tax liabilities.

Federal Reserve System

Federal Reserve Board regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). At June 30, 2013, Park View Federal met its reserve requirements. Since required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Park View Federal’s interest income.

Interstate Branching

Federal law permits federal savings institutions to branch in any state or states of the U.S. and its territories, subject to certain exceptions. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, an institution may not establish an out-of-state branch unless: (i) the institution qualifies as a “domestic building and loan association” under §7701(a)(19) of the Internal Revenue Code or meets the qualified thrift lender test and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association or as a qualified thrift lender; and (ii) such branch would not result in (1) formation of a prohibited multi-state multiple savings and loan holding company, or (2) a violation of certain statutory restrictions on branching by savings institution subsidiaries of bank holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The Office of the Comptroller of the Currency will also consider the institution’s record of compliance with the Community Reinvestment Act in connection with any branch application.

Loans to One Borrower Limitations

Under federal law, loans and extensions of credit, to anyone may generally not exceed 15% of the unimpaired capital and surplus of the savings institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. At March 31, 2013, Park View Federal’s lending limit under this restriction is $13.6 million.

Enforcement

Effective July 21, 2011, the Office of the Comptroller of the Currency assumed primary enforcement responsibility over federal savings institutions. In this regard, the Office of the Comptroller of the Currency has the authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Office of the Comptroller of the Currency that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Office of the Comptroller of the Currency, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Transactions with Affiliates

Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as PVF Capital) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B: (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus; (ii) specify certain collateral requirements for particular transactions with affiliates; and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to an unaffiliated customer. The term

“covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may: (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies; or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Park View Federal is also prohibited from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on condition that the customer obtain some additional services from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

Savings institutions are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% shareholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loan to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans above specified amounts to directors, executive officers and greater than 10% shareholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution, with any “interested” director not participating in the voting. The specified amounts are the greater of $25,000 or 5% of capital and surplus (and any loan or loans aggregating to $500,000 or more). Further, loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons. There is an exception to that requirement where such loans are made pursuant to a benefit or compensation program that is widely available to employees of the institution and the program does not give preference to directors or executive officers over other employees.

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

Regulation of PVF

General

PVF Capital is a savings and loan holding company as defined by the Home Owners’ Loan Act. Effective July 21, 2011, the Dodd-Frank Act regulatory restructuring transferred to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies, such as PVF Capital. As a subsidiary of a savings and loan holding company, Park View Federal is subject to certain restrictions in its dealings with PVF Capital and affiliates thereof.

Capital

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the institutions themselves. There is a five-year transition period from the July 21, 2010 (the date of enactment of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Activities Restrictions

The board of directors of PVF Capital presently intends to operate PVF Capital as a unitary savings and loan holding company. Since PVF Capital became a unitary savings and loan holding company before May 4, 1999, there are generally no restrictions on the activities of PVF Capital; however, this broad latitude to engage in activities can be restricted if the Federal Reserve Board determines an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association or if the association fails to qualify as a qualified thrift lender. The Federal Reserve Board may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

If PVF Capital were to acquire control of another savings institution to be held as a separate subsidiary, PVF Capital would become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and each subsidiary savings institution meets the qualified thrift lender test, the activities of PVF Capital and any of its subsidiaries (other than Park View Federal or other subsidiary savings institutions) would thereafter be subject to further restrictions.

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

Acquisition of PVF Capital

Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire control of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control of PVF Capital. Under the Federal Change in Bank Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Taxation

General

PVF Capital and its subsidiaries currently file a consolidated federal income tax return based on a fiscal year ending June 30. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

Federal Income Taxation

PVF Capital and Park View Federal are both subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, PVF Capital and Park View Federal may be subject to an alternative minimum tax. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

Savings institutions are subject to the provisions of the Internal Revenue Code in the same general manner as other corporations. Prior to legislation in 1996, institutions such as Park View Federal, which met certain definitional tests and other conditions prescribed by the Internal Revenue Code, benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. Legislation that is effective for tax years beginning after December 31, 1995 repealed the reserve method available to thrifts and required institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. Park View Federal had no such excess reserve. Park View Federal is no longer allowed to use the percentage of taxable income method for tax loan loss provisions, but is allowed to use the experience method of accounting for bad debts as long as it is not considered a large thrift. Beginning with its June 30, 1997 taxable year, Park View Federal was treated the same as a small commercial bank. Institutions with less than $500 million in assets were still permitted to make deductible bad debt additions to reserves, using the experience method. Beginning with the June 30, 2000 taxable year, Park View Federal began being taxed as a large thrift and is only able to take a tax deduction when a loan is actually charged off.

Earnings appropriated to Park View Federal’s bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless the bank includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

Park View Federal’s federal income tax returns through June 30, 2010 were audited by the Internal Revenue Service. Subsequent fiscal years remain open to audit.

For further information regarding federal income taxes, see Note 12 of Notes to Consolidated Financial Statements for the Years Ended June 30, 2013, 2012 and 2011.

State Income Taxation

Park View Federal is subject to Ohio franchise tax based on its equity capital plus certain reserve amounts. Total equity capital for this purpose is reduced by certain exempted assets. The resulting net taxable value of capital is taxed at a rate of 1.3%. PVF Capital generally elects to be taxed as a qualifying holding company and pay Ohio tax based on its net income only. The other subsidiaries of PVF Capital are taxed on the greater of a tax based on net income or net worth.

Legal Proceedings

From time to time, PVF Capital and/or Park View Federal is a party to various legal proceedings incident to its business. There are no material legal proceedings to which PVF Capital or Park View Federal is a party or to which any of their property is subject.

Executive Officers of the Registrant

The following sets forth information with respect to the executive officers of PVF.

Name	Age as of September 24, 2013	Title
Robert J. King, Jr.	58	President and Chief Executive Officer of PVF and Park View Federal
James H. Nicholson	51	Executive Vice President and Chief Financial Officer of PVF and Park View Federal
Jeffrey N. Male	64	Vice President and Secretary of PVF and Executive Vice President and Chief Residential Lending Officer of Park View Federal
Robert K. Healey, Jr	55	Senior Vice President, Information Technology Director/ Information Security Officer of Park View Federal
Mary Ann Stropkay	41	Senior Vice President and Chief Credit Officer of Park View Federal

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

Robert K. Healey, Jr.

In June 2012, Mr. Healey was appointed as Senior Vice President, Information Technology Director/ Information Security Officer. In October 2012, Mr. Healey assumed responsibility for retail and bank and loan operations upon the resignation of Jane Grebenc. Prior to joining Park View Federal Mr. Healey was with KeyBank from 2010 to 2012 serving in a newly created position as Program Manager – Key Community Banking where he developed and executed an integrated implementation program for major Community Bank wide initiatives. Previously Mr. Healey was with PNC and its predecessor organization National City Bank from 1980 to 2010. Most recently from 2008 to 2010 Mr. Healey served as the co-leader representing National City on the Integration Oversight Committee for the Asset Management Group to facilitate the integration of National City’s Private Client Group and Institutional Asset Management into PNC’ Wealth Management business line.

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

Our market area consists of Portage, Lake, Geauga, Cuyahoga, Summit, Medina and Lorain Counties in Ohio. As of June 30, 2013, management estimates that more than 90% of our deposits and the majority of loans came from our market area. Because of our concentration of business activities in our market area, our financial condition and results of operations depend upon economic conditions in our market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas when and if they do occur.

Risks Related to Our Business

We have an elevated level of non-performing loans and classified assets relative to our total assets. If our allowance for loan losses is not sufficient to cover our actual loan losses, our ability to remain profitable will be adversely affected.

At June 30, 2013, our non-performing loans totaled $13.2 million, representing 2.41% of total loans and 1.70% of total assets. In addition, loans which management has classified as either substandard, doubtful or loss totaled $24.1 million, which includes the non-performing loans previously mentioned, representing 4.38% of total loans and 3.10% of total assets. At June 30, 2013, our allowance for loan losses was $13.9 million, representing 105.30% of non-performing loans. In the event our loan customers do not repay their loans according to their terms and the collateral securing the payment of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. The additions to our allowance for loan losses would be made through increased provision for loan losses, which would reduce our income.

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

At June 30, 2013, we had $205.7 million in loans secured by commercial real estate, $16.0 million in real estate construction loans, which included $2.9 million in residential construction loans, $2.0 million in loans for the construction of multi-family properties and $11.1 million for the construction of commercial properties and $21.4 million in loans secured by land. Commercial real estate loans, construction loans and land loans represented 38.4%, 3.0% and 4.0%, respectively, of our loan portfolio. While commercial real estate, construction and land loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

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

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third party service providers. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also have implemented security controls to prevent unauthorized access to the computer systems and requires its third party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. Security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business.

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

Risks Relating to the Proposed Merger with F.N.B. Corporation

The pendency of our agreement to be acquired by F.N.B. Corporation could have a negative impact on our business.

On February 19, 2013, we entered into the Merger Agreement with F.N.B. Corporation pursuant to which, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, PVF Capital will merge with and into FNB Corporation, and FNB Corporation will be the surviving corporation of the Merger. Under the terms of the Merger Agreement, the Company’s shareholders will receive 0.3405 shares (the “Exchange Ratio”) of FNB common stock for each share of the Company’s common stock they own. In addition, all unexercised warrants remaining at the time of closing will be settled in cash based on the average closing price of FNB’s common shares for a specific 20 day trading period. The Merger Agreement also provides that all options to purchase the Company’s stock which are outstanding and unexercised immediately prior to the closing shall be converted into fully vested and exercisable options to purchase shares of FNB common stock, based upon the Exchange Ratio. The announcement and pendency of the Merger may have a negative impact on our business, financial results and operations or disrupt our business by:

•	intensifying existing litigation or increasing new legal claims from purported shareholders challenging the Merger Agreement;

•	intensifying competition as our competitors may seek opportunities related to our pending Merger;

•	affecting our relationships with our customers, vendors and employees;

•	limiting certain of our business operations prior to completion of the Merger which may prevent us from pursuing certain opportunities without F.N.B. Corporation’s approval;

•	causing us to forego certain opportunities we might otherwise pursue absent the Merger Agreement;

•

impairing our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with F.N.B. Corporation following the completion of the Merger; and

•	creating distractions from our strategy and day-to-day operations for our employees and management and a strain on resources.

The failure to complete the Merger with FNB Corporation could negatively impact our business.

There is no assurance that the Merger with FNB Corporation or any other transaction will occur or that the conditions to the Merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Merger Agreement will not occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of up to approximately $4.0 million. Certain costs associated with the Merger are already incurred or may be payable even if the Merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

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

The Dodd-Frank Act may adversely impact our results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. There are a number of reform provisions that are likely to significantly impact the ways in which savings institutions and their holding companies, including us and Park View Federal, do business. For example, the Dodd-Frank Act significantly altered the regulation of federal savings associations and savings and loan holding companies by transferring the authority and responsibilities of the OTS with respect to savings associations to the OCC. Additionally, the Dodd-Frank Act changed the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to equal a depository institution’s consolidated assets less tangible capital and permanently increases the standard maximum amount of deposit insurance per customer to $250,000 and non-interest bearing transaction accounts will have unlimited deposit insurance through December 31, 2012. The unlimited deposit insurance on non-interest bearing transaction accounts expired December 31, 2012 and now is limited to deposit insurance of $250,000 per customer. The Dodd-Frank Act also created the Consumer Financial Protection Bureau as a new agency, which is empowered to promulgate new and revise existing consumer protection regulations which may limit certain consumer fees or otherwise significantly change fee practices. The Dodd-Frank Act also repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Other significant changes from provisions of the Dodd-Frank Act include, but are not limited to: (i) changes to rules relating to debit card interchange fees; (ii) new comprehensive regulation of the over-the counter derivatives market; (iii) reform related to the regulation of credit rating agencies; (iv) restrictions on the ability of banks to sponsor or invest in private equity or hedge funds; and (v) the implementation of a number of new corporate governance provisions, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, providing shareholders the opportunity to cast a non-binding vote on executive compensation, new executive compensation disclosure requirements and considerations regarding the independence of compensation advisors.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following table sets forth the location and certain additional information regarding PVF’s offices at June 30, 2013:

Location	Year Opened/ Acquired	Total Deposits	Net Book Value at June 30, 2013	Owned or Leased/ Expiration	Approximate Square Footage
	(Dollars in thousands)
Main Office:
30000 Aurora Rd.	2000	$77,710	3,951	Owned	51,635
Solon, Ohio

Branch Offices:
2111 Richmond Road	1967	66,777	197	Lease	2,750
Beachwood, Ohio				12/31/19

413 Northfield Road	2002	35,348	3	Lease	3,084
Bedford, Ohio				10/31/15

11010 Clifton Boulevard	1974	33,381	—	Lease	1,550
Cleveland, Ohio				10/31/16

13901 Ridge Road	1999	56,264	18	Lease	3,278
North Royalton, Ohio				8/31/19

6990 Heisley Road	1994	52,777	—	Lease	2,400
Mentor, Ohio				10/31/18

1244 SOM Center Road	2004	54,782	35	Lease	2,200
Mayfield Heights, Ohio				6/30/14

497 East Aurora Road	1994	48,164	38	Lease	2,400
Macedonia, Ohio				9/30/14

8500 Washington Street	1995	37,313	511	Owned	2,700
Chagrin Falls, Ohio

408 Water Street	1998	32,742	420	Owned	2,800
Chardon, Ohio

3613 Medina Road	2000	41,776	18	Lease	2,440
Medina, Ohio				2/28/18

36311 Detroit Road	2002	31,093	18	Lease	3,375
Avon, Ohio				8/31/17

17780 Pearl Road	2002	40,823	18	Lease	3,500
Strongsville, Ohio				8/31/17

9305 Market Square Drive	2003	15,708	881	Owned	3,700
Streetsboro, Ohio

215 West Garfield Road	2005	18,599	19	Lease	4,700
Aurora, Ohio				12/31/20

10071 Darrow Road	2010	22,292	40	Lease	3,422
Twinsburg, Ohio				8/31/15

At June 30, 2013, the net book value of PVF’s premises, furniture, fixtures and equipment was $7.0 million. See Note 7 of Notes to Consolidated Financial Statements for further information.

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

PVF’s common shares trade under the symbol “PVFC” on the Nasdaq Capital Market. PVF had 25,901,009 common shares outstanding and approximately 138 holders of record of common shares at August 31, 2013. Federal regulations applicable to all federal savings institutions, such as Park View Federal, limit the dividends that may be paid by Park View Federal to PVF. Any dividends paid may not reduce Park View Federal’s capital below minimum regulatory requirements. In addition, Park View Federal must have the approval of the OCC if a dividend in any year would cause the total dividends for that year to exceed the sum of Park View Federal’s current year’s net income and the retained net income for the preceding two years.

At June 30, 2013, as adjusted to reflect all stock dividends, PVF had acquired a total of 472,725 shares, or 1.78%, of the Company’s common shares. PVF’s cash dividend policy remains dependent upon the Company’s financial condition, earnings, capital needs, regulatory requirements and economic conditions.

The following table sets forth certain information as to the range of the high and low bid prices for PVF’s common shares for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
Fourth Quarter	$4.04	$3.38	$2.10	$1.85
Third Quarter	4.06	2.15	2.05	1.48
Second Quarter	2.57	2.03	1.74	1.41
First Quarter	2.15	1.81	1.83	1.34

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

Financial Condition Data:

	At June 30,
(Dollars in Thousands)	2013	2012	2011	2010	2009
Total assets	$777,932	$791,450	$787,055	$859,585	$912,209
Loans receivable, net	535,818	541,628	547,282	587,406	668,460
Loans receivable held for sale, net	28,835	25,062	9,392	8,718	27,078
Mortgage-backed securities available for sale	28,936	15,387	4,972	47,146	64,178
Cash and cash equivalents	100,585	120,110	149,291	130,043	21,213
Securities held to maturity	—	—	—	—	50,000
Securities available for sale	20,214	23,271	8,947	20,149	103
Deposits	630,614	655,979	652,572	667,546	724,932
Borrowings	35,939	36,046	36,153	86,259	106,366
Stockholders’ equity	81,031	70,131	71,282	83,243	49,505

Operating Data:

	Year Ended June 30,
(Dollars in thousands except for earnings per share)	2013	2012	2011	2010		2009
Interest income	$28,235	$29,248	$32,982	$38,565		$46,662
Interest expense	5,573	7,874	12,160	18,545		27,347

Net interest income before provision for loan losses	22,662	21,374	20,822	20,020		19,315
Provision for loan losses	2,050	6,982	13,540	14,928		31,273

Net interest income (expense) after provision for loan losses	20,612	14,392	7,282	5,092		(11,958)
Non-interest income	13,377	9,115	7,938	21,536	(1)	4,799
Non-interest expense	26,050	25,657	24,789	24,456		23,001

Income (loss) before federal income taxes	7,939	(2,150)	(9,569)	2,172		(30,160)
Federal income tax expense (benefit)	(1,119)	(219)	122	731		(10,044)

Net income (loss)	$9,058	$(1,931)	$(9,691)	$1,441		$(20,116)

Basic earnings (loss) per share (1)	$0.35	$(0.08)	$(0.38)	$0.11		$(2.59)

Diluted earning (loss) per share (1)	$0.34	$(0.08)	$(0.38)	$0.11		$(2.59)

(1)	Includes gains of $17.6 million recorded on the cancellation of subordinated debt.

Other Data:

	At or For the Year Ended June 30,
	2013	2012	2011	2010	2009
Return on average assets	1.17%	(0.24)%	(1.18)%	0.16%	(2.24)%
Return on average equity	11.95	(2.71)	(12.41)	2.20	(32.39)
Interest rate spread	3.10	2.82	2.55	2.33	2.21
Net interest margin	3.15	2.89	2.67	2.43	2.32
Average interest-earning assets to average interest-bearing liabilities	107.03	106.54	107.93	104.14	103.40
Non-accruing loans and repossessed assets to total assets	2.59	3.51	7.41	8.98	8.92
Stockholders’ equity to total assets	10.42	8.86	9.06	9.68	5.43
Ratio of average equity to average assets	9.79	9.00	9.54	7.41	6.92
Net charge offs	$4,177	$20,926	$15,063	$14,891	$9,444
Net charge offs to average loans	0.72	3.61	2.47	2.22	1.29
Dividend payout ratio (cash dividends declared divided by net income)	—	—	—	—	—

Bank Regulatory Capital Ratios:
Ratio of tangible capital to adjusted total assets	10.16%	8.66%	8.63%	8.63%	6.54%
Ratio of Tier-1 core capital to adjusted total assets	10.16	8.66	8.63	8.63	6.54
Ratio of Tier-1 risk-based capital to risk-weighted assets	13.07	11.73	11.60	11.56	8.77

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

PVF is the holding company for Park View Federal, its principal and wholly-owned subsidiary and a federally chartered savings bank headquartered in Solon, Ohio. Park View Federal has 16 branch offices located in Cleveland, Ohio, and surrounding communities. Park View Federal’s principal business consists of attracting deposits from the general public through its branch offices and investing these funds in loans secured by first mortgages on real estate located in its market area, which consists of Cuyahoga, Lake, Geauga, Portage, Summit, Medina and Lorain Counties in Ohio. Historically, Park View Federal has concentrated its activities on serving the borrowing needs of local homeowners and builders in its market area by originating both fixed-rate and adjustable-rate single-family mortgage loans, as well as construction loans, commercial real estate loans and multi-family residential real estate loans. In addition, Park View Federal has originated loans secured by second mortgages, including equity line of credit loans and non real estate loans. In recent years, Park View Federal has developed and increased its portfolio lending in commercial and industrial loan products, while the Bank remained primarily focused on problem asset resolution. Prospectively, Park View Federal intends to become more focused on commercial and industrial loans and SBA loans. Lending activities are influenced by the demand for, and supply of, housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the level of personal income and savings in the market area.

On February 19, 2013, PVF Capital and F.N.B. Corporation (“FNB”) the parent company of First National Bank of Pennsylvania (“FNB Bank”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which PVF Capital will merge with and into FNB and cease to exist as a separate legal entity and its business will be combined with that of FNB. Promptly following consummation of the merger, it is expected that Park View Federal will merge with and into FNB Bank. PVF Capital’s common stockholders approved the Merger Agreement at the special meeting of stockholders held September 25, 2013. Additionally, the planned merger has received the necessary regulatory approvals to consummate the merger. Consummation of the merger is subject to certain conditions, including, governmental filings and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, absence of a material adverse effect, recipient of tax opinions and the absence of any injunctions or other legal restraints. The information presented in this Annual Report on Form 10-K does not give effect to the planned merger.

As discussed in note 2 of the Notes to Consolidated Financial Statements the Company is applying relevant guidance from the SEC Staff Accounting Bulletin No. 108. Amounts related to fiscal 2012 have been adjusted to reflect the adjustment for Freddie Mac interest using the above referenced guidance.

For the fiscal year ended June 30, 2013, PVF and Park View Federal have been subject to examination and comprehensive federal regulation and oversight by the Federal Reserve Board and the OCC, respectively. As of July 21, 2011, the Dodd-Frank Act transferred the regulatory responsibilities and authority over savings associations and savings and loan holding companies from the OTS to the OCC and the Federal Reserve Board, respectively. Consequently, effective July 21, 2011, the Federal Reserve Board began serving as PVF’s primary federal regulator and the OCC will serve as the primary regulatory agency for Park View Federal. For additional information on the regulation of PVF and Park View Federal, see “Item 1 — Business.”

Overview of Financial Condition at June 30, 2013, 2012 and 2011

Park View Federal had total assets of $777.9 million, $791.4 million, and $787.1 million at June 30, 2013, 2012 and 2011, respectively. The primary source of Park View Federal’s total assets has been its loan portfolio. Net loans receivable, loans receivable held for sale and mortgage-backed securities totaled $593.6 million, $582.1 million, and $561.6 million at June 30, 2013, 2012 and 2011, respectively.

The following table provides a breakdown of the composition of loans receivable, loans receivable held for sale and mortgage-backed securities for these periods.

(In thousands)	2013	2012	2011
One-to-four family residential	$118,259	$122,314	$138,105
Home equity line of credit	62,008	71,555	79,979
Multi-family residential	53,742	54,105	50,715
Commercial	205,707	204,038	203,506
Commercial equity line of credit	23,002	22,336	17,020
Land	21,352	31,184	45,947
Construction—residential	2,865	2,122	6,276
Construction—multi-family	1,994	5,375	1,594
Construction—commercial	11,115	7,733	4,237

Total real estate mortgages	500,044	520,762	547,379
Non-real estate	50,232	37,556	30,884

Total loans receivable	550,276	558,318	578,263
Net deferred loan origination fees	(532)	(637)	(984)
Allowance for loan losses	(13,926)	(16,053)	(29,997)

Total loans receivable, net	$535,818	$541,628	$547,282
Loans receivable held for sale, net	$28,835	$25,063	$9,392
Mortgage-backed securities available for sale	$28,936	$15,387	$4,972

Investment of Funds

Loans: Total loans were $550.3 million at June 30, 2013, compared to $558.3 million at June 30, 2012 and $578.3 million at June 30, 2011, representing a decline of $8.1 million or 1.4% for fiscal 2013 and $20.0 million or 3.4% for fiscal 2012. The decline in total loans in 2013 and 2012 resulted from management’s efforts to reduce its problem and non-performing loans which declined $6.8 million and $30.2 million, respectively, diversify its balance sheet by emphasizing non-real estate loans and the decision to sell fixed rate mortgages originated in this low interest rate environment in the secondary market instead of retaining the loans in portfolio.

Mortgage-backed securities: The increase in mortgage-backed securities in 2013 resulted from the purchase of $20.2 million in mortgage-backed securities, less payments received of $6.4 million, and a market valuation adjustment of $0.5 million. The decrease of $3.1 million in available for sale securities in 2013 is the result of the purchase of $3.9 million of trust preferred and corporate securities, call or maturities of $7.6 million and an increase the market valuation adjustment of $0.6 million. There were no securities held to maturity. Cash and cash equivalents totaled $100.6 million, $120.1 million and $149.3 million at June 30, 2013, 2012 and 2011, respectively.

The securities portfolio has been and will continue to be used primarily to meet the liquidity requirements of Park View Federal in its deposit taking and lending activities.

Park View Federal’s policy permits investment only in U.S. government, U.S. government-sponsored enterprises securities, Triple-A-rated securities, trust preferred or corporate securities which the Park View performs a separate credit analysis. Park View Federal invests primarily in securities having a maturity of five years or less, federal funds sold and deposits at the FHLB of Cincinnati.

Park View Federal’s deposit liabilities totaled $630.6 million, $656.0 million, and $652.6 million at June 30, 2013, 2012 and 2011, respectively. Management’s decision to continue to pay reduced rates on certificates of deposit and promote the growth of core accounts resulted in a decrease of $57.8 million in certificates of deposit, an increase of $31.7 million in core accounts and a total decrease in savings deposits of $0.7 million for the year ended June 30, 2013. Park View Federal no longer holds any brokered deposits. Brokered deposits represent funds which Park View Federal obtains through a deposit broker that places deposits from third parties with insured depository institutions. Following is a breakdown of deposits by category for these periods:

(In thousands)	2013	2012	2011
NOW accounts	$39,061	$36,125	$37,748
Passbook and statement savings	47,973	47,261	49,748
Money market accounts	147,730	136,240	116,094
Non-interest-bearing	69,086	51,786	28,947
Certificates of deposit	326,764	384,567	420,035

Total deposits	$630,614	$655,979	$652,572

FHLB advances and other borrowings amounted to $35.9 million, $36.0 million, and $36.2 million at June 30, 2013, 2012 and 2011, respectively.

Liquidity and Capital Resources

PVF’s shareholders’ equity totaled $81.0 million, $70.7 million, and $71.3 million at the years ended June 30, 2013, 2012 and 2011, respectively. The increase in shareholders’ equity in 2013 of $10.9 million is substantially the result of net income for the period of $9.1 million, other comprehensive income of $0.9 million and equity based compensation instruments of $0.9 million. There were no cash dividends paid.

At June 30, 2013, Park View Federal’s Tier 1 (core) capital ratio was 10.16% and its total risk-based capital ratio was 14.34%. Federal banking regulators have implemented a statutory framework for capital requirements which establishes five categories of capital strength ranging from “well capitalized” to “critically undercapitalized.” An institution’s category depends upon its capital level in relation to relevant capital measures, including two risk-based capital measures, a tangible capital measure and a core/leverage capital measure. At June 30, 2013, Park View Federal was in compliance with all of the current applicable regulatory capital measurements to meet the definition of a well-capitalized institution, as demonstrated in the table below.

(In thousands)	Federal Capital	Percent of Assets (1)	Well-Capitalized Institution
Tangible capital	$79,600	10.16%	N/A
Tier-1 core capital	79,600	10.16	5.00%
Tier-1 risk-based capital	79,600	13.07	6.00
Total risk-based capital	87,289	14.34	10.00

(1)	Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

Park View Federal’s liquidity measures its ability to fund loans and meet withdrawals of deposits and other cash outflows in a cost-effective manner. Park View Federal’s primary sources of funds for operations are deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities, sales of loans, proceeds from maturing securities, and advances from the FHLB of Cincinnati. While loan and mortgage-backed securities payments and maturing securities are relatively stable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by prevailing interest rates, economic conditions and competition. FHLB advances may be used on a short-term basis to compensate for deposit outflows or on a long-term basis to support expanded lending and investment activities. Cash and cash equivalents decreased by $19.5 million to $100.6 million. Cash provided by operating activities was $4.6 million in 2103, $1.8 million in 2012 and

$0.8 million in 2011. Cash used in investing activities was $7.3 million and $27.6 million in 2013 and 2012, respectively, primarily from net deployment into loans and investment securities, while cash provided by investing activities was $77.3 million in 2011, primarily from the decline in the loan and investment securities portfolios. Cash used in financing activities was $16.8 million, $3.4 million and $58.8 million in 2013, 2012, and 2011, respectively, from lower deposits and borrowings.

Park View Federal uses its capital resources principally to meet its ongoing commitment to fund existing and continuing loan commitments, fund maturing certificates of deposit and deposit withdrawals, repay borrowings, maintain its liquidity and meet operating expenses. At June 30, 2013, Park View Federal had commitments to originate loans totaling $36.2 million, of which $34.7 million are intended to be sold, commitments to fund equity lines of credit totaling $53.3 million, and $2.3 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 2013 totaled $173.7 million. Management believes that a significant portion of the amounts maturing during fiscal 2014 will be reinvested with Park View Federal because they are retail deposits; however, no assurances can be made that this will occur.

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

PVF currently does not pay dividends on its common shares. The Company’s ability to pay dividends is dependent, in large part, on its receipt of dividends from Park View Federal, which is not positioned to do so due to its large losses the prior two years. This may adversely affect the market price for PVF’s common shares. PVF’s ability to pay dividends will depend on a number of factors, including capital requirements, its financial condition and results of operations including its ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions. PVF has cash of approximately $1.0 million at the parent company level available to service its operating expenses and for future investment in Park View Federal, if necessary. It has no debt obligations. PVF also derives its liquidity resources for operating obligations from its non subsidiaries which are sufficient to meet current operating obligations. Management believes its current liquidity levels are adequate to meet its operating obligations over the next twelve months.

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

Off-balance sheet financial instruments are summarized as follows:

	June 30,
(In thousands)	2013	2012
Commitments to originate:
Mortgage loans intended for sale	$34,672	$65,996
Mortgage loans held for investment	1,484	743
Unfunded home equity and commercial real estate lines of credit	53,293	51,692
Undisbursed portion of loan proceeds	2,329	849
Commitments to sell loans held for sale	50,000	69,150
Standby letters of credit	998	763

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 60 days and are adjusted for expected historic fallout. Most home equity line of credit commitments are for a term of ten years and commercial real estate lines of credit are generally renewable every two years. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Park View Federal evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Commitments to sell loans intended for sale are agreements to sell loans to a third-party at an agreed-upon price. The fair value of commitments to originate mortgage loans intended for sale at June 30, 2013 was $0.1 million, and commitments to sell loans intended for sale was $0.6 million. Park View Federal’s net mortgage banking derivatives was $0.7 million at June 30, 2013.

The following table presents as of June 30, 2013, PVF’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

(Dollars in thousands)	Note Reference	Within 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years	Total
Deposits without a stated maturity	—	$303,850	$—	$—	$—	$303,850
Certificates of deposit	8	173,732	124,399	28,633	—	326,764
Long-term advances from the FHLB of Cincinnati	9	—	30,000	5,000	—	35,000
Note Payable	10	—	—	—	939	939
Operating leases	13	817	1,369	972	502	3,660

Results of Operations

General

PVF’s net income for the year ended June 30, 2013 was $9.1 million or $0.35 basic earnings per share and $0.34 diluted earnings per share compared to a net loss for the year ended June 30, 2012 of $1.9 million and $.08 basic and diluted loss per share, and a net loss for 2011 of $9.7 million, or $.38 basic and diluted loss per share.

PVF’s earnings for 2013 improved by $11.0 million over the prior year. The improvement for 2013 was attributable to $1.3 million improvement in net interest income, a $4.9 million decrease in the provision for loan losses, a $4.3 million increase in non-interest income, and a higher federal income tax benefit of $0.9 million, partially offset by a $0.4 million increase in non-interest expense. The increase to net interest income was attributable to an improved mix of assets combined with a decrease in the level of nonperforming loans and a continued a continued reduction in the cost of funds. The provision for loan losses decreased as a result of a decrease in nonperforming loans and lower losses and net charge-offs associated with specifically identified loans. Non-interest income increased primarily the result of higher overall net mortgage banking revenue, SBA income, service and other income and lower REO-related credit costs. The increase in non-interest expense resulted primarily from increases in incentive compensation from higher mortgage banking revenues and improved overall Company financial performance, merger related expenses and professional and legal expenses. These increases were partially offset by decreases in office occupancy and equipment, FDIC insurance expense, and other expense.

The level of non-accruing loans continued to improve, and was attributable to stabilizing-to-modestly improving local and national economic conditions. Residential markets locally and nationally have begun to stabilize as well. This was reflected in the meaningful reduction in the provision for loan losses during 2013.

Net Interest Income

Net interest income amounted to $22.7 million for the year ended June 30, 2013 compared to $21.4 million and $20.8 million for the years ended June 30, 2012 and 2011, respectively. Changes in the level of net interest income reflect changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities. Tables 1 and 2 provide information as to changes in PVF’s net interest income.

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

Table 1 Average Balances, Interest, and Average Yields and Costs

	For the Year Ended June 30,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans (1)	$580,747	$26,659	4.59%	$580,112	$27,783	4.79%	$608,886	$30,215	4.96%
Mortgage-backed securities	18,965	264	1.39	12,889	290	2.25	42,364	1,749	4.13
Securities and other interest-earning assets	119,152	1,313	1.10	145,956	1,175	0.81	128,417	1,018	0.79

Total interest-earning assets	718,864	28,236	3.93	738,957	29,248	3.96	779,667	32,982	4.23

Non-interest-earning assets	55,370			54,215			38,572

Total assets	$774,234			$793,172			$818,239

Interest-bearing liabilities:
Deposits	$635,660	4,499	0.71	$657,500	6,793	1.03	$651,360	9,247	1.42
Borrowings	35,989	1,074	2.98	36,094	1,081	2.99	71,022	2,913	4.10

Total interest-bearing liabilities	671,649	5,573	0.83	693,594	7,874	1.14	722,382	12,160	1.68
Non-interest-bearing liabilities	26,797			28,210			17,800

Total liabilities	698,446			721,804			740,182
Stockholders’ equity	75,788			71,368			78,087

Total liabilities and stockholders’ equity	$774,234			$793,172			$818,269

Net interest income		$22,663			$21,374			$20,822

Interest rate spread			3.10%			2.82%			2.55%

Net yield on interest-earning assets			3.15%			2.89%			2.67%

Ratio of average interest-earning assets to average interest-bearing liabilities		107.03%			106.54%			107.93%

(1)	For purposes of the computation, nonaccrual loans are included in the average loans outstanding.

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

Table 2 Volume/Rate Variance Analysis

	Year Ended June 30,
	2013	vs.	2012	2012	vs.	2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$29	$(1,153)	$(1,124)	$(1,408)	$(424)	$(1,832)
Mortgage-backed securities	85	(111)	(26)	(663)	(796)	(1,459)
Securities and other interest-earning assets	(295)	433	138	141	17	158

Total interest-earning assets	(181)	(831)	(1,012)	(1,930)	(1,203)	(3,133)

Interest expense:
Deposits	(155)	(2,139)	(2,294)	63	(2,517)	(2,454)
Borrowings	(3)	(4)	(7)	(1,046)	(786)	(1,832)

Total interest-bearing liabilities	(158)	(2,143)	(2,301)	(983)	(3,303)	(4,286)

Net interest income	$(23)	$1,312	$1,289	$(947)	$2,100	$1,153

As is evidenced by these tables, interest rate changes had a positive effect on Park View Federal’s net interest income for the years ended June 30, 2013, and 2012. Specifically, net interest income increased by $1.3 million, and $2.1 million due to rate changes for the years ended June 30, 2013, and 2012, respectively. The table continues to reflect the repricing characteristics of Park View Federal’s loan portfolio and short-term nature of its deposit portfolio, along with changing interest rates during the years ended June 30, 2013, and 2012. Park View Federal’s interest rate spread was 3.10% for fiscal year 2013, and 2.82% for fiscal year 2012. The increase in Park View Federal’s interest rate spread in fiscal year 2013 and 2012 was attributable to the decline in the cost of interest-bearing liabilities exceeding the decline in the yield on interest-earning assets. This was partially due to a lower level of nonperforming loans and a continued effort to reduce cost of funds. Non-accruing loans decreased to $13.2 million at June 30, 2013 from $20.1 million at June 30, 2012 and $50.2 million at June 30, 2011.

Net interest income was unfavorably affected by volume changes during the year ended June 30, 2013, and 2012. Accordingly, net interest income declined by $23 thousand, and $.9 million due to volume changes for the years ended June 30, 2013, and 2012, respectively. The Company has continued its improvement strategy, resulting in lower levels of portfolio lending as focused efforts have been on improving its risk profile and reducing problem assets. As a result, interest-earning asset levels are lower but at an overall higher interest spread. Net interest income increased by $1.3 million during the year ended June 30, 2013, and by $1.2 million during the year ended June 30, 2012, as a result of changes to interest rates and the volume of rate sensitive assets and liabilities.

The rate/volume analysis set forth above illustrates the effect that volatile interest rate environments can have on a financial institution.

Provision for Loan Losses

Park View Federal monitors its loan portfolio carefully and establishes levels of general and specific reserves for loan losses. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for probable incurred loan losses inherent in the loan portfolio as of each balance sheet date, based on the following criteria: prior loss experience, volume and type of lending conducted by Park View Federal, industry standards and past due loans in the Bank’s loan portfolio.

Park View Federal uses a systematic approach in determining the adequacy of its allowance for loan losses and the necessary provision for loan losses, whereby the loan portfolio is reviewed generally and delinquent loan accounts are analyzed individually on a monthly basis. Consideration is given primarily to the types of loans in the portfolio and the overall risk inherent in the portfolio as well as, with respect to individual loans, account status, payment history, ability to repay and probability of repayment, and loan-to-value percentages. After reviewing current economic conditions, changes in delinquency status and actual loan losses incurred by Park View Federal, management establishes an appropriate reserve percentage applicable to each category of loans, and a provision for loan losses is recorded when necessary to bring the allowance to a level consistent with the results of this analysis. Loans are grouped by property type and original loan to value ratio in determining historical loss rates. One-to-four family property type loans are further categorized by first mortgage, second mortgage, and home equity line of credit in addition to owner occupied and non-owner occupied loans. Historical loss rates reflect the actual prior 36 months losses recorded as a percentage of the average loan balance by property type at June 30, 2013. For the year ended June 30, 2013 management adjusted the loss history period to 36 months, from an 18 month period which was used for 2012 and 2011. As the more recent loss history has improved substantially, management believes that the elongated horizon for losses more appropriately captures existing risk in the portfolio. Management believes it uses the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions.

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

For the year ended June 30, 2013, a provision for loan losses of $2.1 million was recorded, while a provision for loan losses of $7.0 million was recorded in the prior year. The provision for loan losses for the year ended June 30, 2013 reflected management’s judgments about the remaining inherent risk in Park View Federal’s loan portfolio as management continues to reduce problem and nonperforming loans. The decline in the provision for loan losses in the current year can be attributed to an improving historical loss experience from declining levels of charge offs and impairments recognized, stabilizing economic factors, improving portfolio trends and a significant decrease in the migration of performing loans to delinquent and nonperforming loans.

The following table provides statistical measures of nonperforming assets:

	June 30,
(Dollars in thousands)	2013	2012
Loans on non-accruing status(1)
Real estate mortgages:
One-to-four family residential	$7,715	$9,191
Commercial	3,475	4,571
Multi-family residential	480	325
Construction and land	1,462	5,551
Non real estate	100	438

Total loans on nonaccrual status	$13,232	$20,076

Ratio of nonperforming loans to total loans	2.41%	3.60%

Other nonperforming assets(2)	$6,920	$7,734

Total nonperforming assets(3)	$20,152	$27,810

Total nonperforming assets to total assets	2.59%	3.51%

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

(2)	Other nonperforming assets represent property acquired by Park View Federal through or in lieu of foreclosure or repossession.
(3)	Excludes loans past due more than 90 days still on accrual status.

The reduction in non-accruing loans continues to be related to management’s efforts to resolve and remove problem loans. Of the $13.2 million and $20.1 million of non-accruing loans at June 30, 2013 and June 30, 2012, respectively, $5.6 million and $10.8 million, respectively, were individually identified as impaired. All of these loans are collateralized by various forms of multi-family, commercial and industrial, land, non-residential real estate or residential construction. These loans were reviewed for the likelihood of full collection based primarily on the value of the underlying collateral, and, to the extent management believed collection of loan principal was in doubt, Park View Federal established specific loss reserves. Management’s evaluation of the underlying collateral included a consideration of the potential impact of erosion in real estate values due to poor local economic conditions and a potentially long foreclosure process. This consideration involved obtaining an updated valuation of the underlying real estate collateral and estimating carrying and disposition costs to arrive at an estimate of the net realizable value of the collateral. Through management’s evaluation of the underlying collateral, Park View Federal determined that despite difficult conditions, these loans are generally well secured. Through this process, Park View Federal established no specific loss reserves related to these loans outstanding at June 30, 2013 and $.3 million, as of June 30, 2012.

The remaining balance of nonperforming loans represents homogeneous one-to-four-family loans. These loans are also subject to the rigorous process for evaluating and accruing for specific loan loss situations described above. Through this process, PVF established no specific loan loss reserves as of June 30, 2013 and $.6 million in specific loan loss reserves for these loans as of June 30, 2012, respectively.

While loan balances decreased by $5.8 million or 1.07% in 2013, Park View Federal experienced significant growth in the Commercial and Industrial segment of the portfolio. This segment increased by $14.2 million, or 39.9%, from 2012 to 2013. The decrease in loan balances was the result of the successful reduction in classified assets from $33.9 million in 2012 to $27.5 million in 2013, while the level of non-accruing loans fell from $20.1 million in 2012 to $13.2 million in 2013. Net charge-offs decreased from $20.9 million in 2012 to $5 million in 2013.

During 2012, Park View Federal experienced a decrease in the loan portfolio, net of the allowance for loan losses of $5.7 million, or 1.03%, the result of significantly reducing the level of one to four family, commercial real estate, construction and land loans. These reductions were offset by a $4.7 million increase in commercial and industrial loans. The level of classified assets decreased from $71.9 million in 2011 to $33.9 million in 2012. The level of non-accruing loans decreased from $50.3 million in 2011 to $20.1 million in 2012. Net charge-offs increased from $15.1 million in 2011 to $20.9 million in 2012. This increase can primarily be attributed to the charge off of loans previously treated as specific valuation allowances.

As economic conditions have stabilized since 2011, Park View Federal’s allowance level stands at $13.9 million, or 2.53% of total loans, for fiscal 2013. Management deems this level to be appropriate, as the charge-off levels have decreased from 2012 to 2013, driving a lower level of provision in 2013 of $2 million, compared to $6.9 million in 2012. By contrast, in 2011, the elevated levels of nonperforming loans, the poor local and national economic conditions, and Park View Federal’s concentrations of land development and construction loans, prompted management to increase the general reserve or non-specific portion of the allowance for loan losses. Although nonperforming loans remained elevated in 2012, the general reserve or non specific portion was reduced due to a more stabilized level of nonperforming loans and a reduction of historic losses.

Non-interest Income

Non-interest income totaled $13.4 million, $9.1 million, and $7.9 million for the years ended June 30, 2013, 2012 and 2011, respectively. The $4.3 million increase in 2013 was due in part to a $2.3 million increase in net mortgage banking activities. The historically low interest rate environment fueled a high level of mortgage application activity, the majority of which involved refinance loans. Income attributable to mortgage banking activities consists of net loan servicing income, gains and losses on the sale of loans, and market valuation provisions and recoveries. Income from mortgage banking activities amounted to $11.5 million, $9.1 million, and $6.6 million for the years ended June 30, 2013, 2012 and 2011, respectively. The increase in income from mortgage banking activities was primarily due to gains recorded on loans sold as a result of elevated refinancing activity from historically low interest rates. Also contributing to the improvement in non-interest income in 2013 was a $0.5 million increase in gains on the sale of SBA loans as Park View Federal expanded its capabilities in this line of business and market premiums improved. Additionally, the credit-related costs associated with other real estate owned declined $1.2 million during 2013 and service fee income improved $0.4 million.

Non-interest Expense

Non-interest expense amounted to $26.1 million, $25.7 million, and $24.8 million for the years ended June 30, 2013, 2012 and 2011, respectively. The principal component of non-interest expense is compensation and related benefits which amounted to $12.9 million, $11.5 million, and $10.7 million for the years ended June 30, 2013, 2012 and 2011, respectively. The increase in compensation for the year ended June 30, 2013 was primarily due to the Company’s return to profitability and the reestablishment of related compensation. Office occupancy totaled $2.2 million, $2.4 million and $2.5 million for the years ended June 30, 2013, 2012 and 2011, respectively. Other components of non-interest expense totaled $10.9 million, $11.8 million, and $11.6 million for the years ended June 30, 2013, 2012 and 2011, respectively. Changes in other non-interest expense for the years ended June 30, 2013 and 2012 are also the result of a continued progress toward a improving the risk profile of the Company. The reductions are primarily comprised as reductions in FDIC insurance and real estate owned and collection expense, partially offset by increases in professional and legal expense as well as one time charges related to the merger. These onetime charges totaled $.7 million for the year ended June 30, 2013.

Federal Income Taxes

PVF’s federal income tax expense (benefit) was $(1.1) million, $(.2) million, and $0.1 million for the years ended June 30, 2013, 2012 and 2011, respectively. Due to the availability of tax credits for the years ended June 30, 2010 and 2008, the tax-advantaged treatment of BOLI and other miscellaneous deductions, the Company’s effective federal income tax rate was below the expected tax rate of 35%, with an effective tax rate of negative 14.1% for the year ended June 30, 2013, 14.1% for the year ended June 30, 2012, and negative 1.3% for the year ended June 30, 2011.

Management recorded net deferred tax assets at year end 2013 and 2012 of $2.1 million and $0 respectively. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. In management’s opinion, it is more likely than not that the tax benefits will be realized; consequently, the valuation allowance that was established as of June 30, 2011 and increased as of June 30, 2012, was reversed as of June 30, 2013. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to carry a valuation allowance against deferred tax assets of $4.8 million at June 30, 2012 and $4.4 million at June 30, 2011 to reduce the carrying amount of the Company’s net deferred tax asset to zero for those periods. Based primarily on six consecutive quarters of profitability, management assessed the likelihood that the deferred tax asset would more likely than not be realized from future taxable income, which led to the determination that no valuation allowance was needed at June 30, 2013. The reversal of the valuation allowance during fiscal 2013 had the impact of reducing the Company’s statutory federal income tax rate of 35.0% by recognizing an effective tax benefit rate of 49.3% For fiscal 2012 and 2011, the impact of the changes to the valuation allowance resulted in increases to the statutory federal income tax rate by recognizing an effective tax expense rate of 23.9% and 37.1%, respectively.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. For further information regarding the effect of interest rate fluctuations on the Company, see Item 7A—“Market Risk Management.”

Critical Accounting Policies and Estimates

The accounting and reporting policies of PVF are in accordance with GAAP and conform to general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments.

The most significant accounting policies followed by PVF are presented in Note 1 to the consolidated financial statements. Accounting and reporting policies for the allowance for loan losses and mortgage servicing rights and other real estate owned are deemed critical since they involve the use of estimates and require significant management judgments. The allowance for loan losses is established using percentages applied to each loan category based upon PVF’s historical losses and trends established for non-accruing and delinquent loans, residential foreclosures, and changes to the local population and economy. The allocation of specific loan loss reserves is based on current appraised values, cash flow projection, and management’s estimate of liquidation costs. PVF provides further detail on the methodology and reporting of the allowance for loan losses in Note 5 and mortgage servicing rights in Note 6.

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

Interest rate sensitivity analysis is used to measure Park View Federal’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of an immediate and sustained 1%, 2%, 3% and 4% increase or decrease (if practical) in market interest rates. Park View Federal’s Board of Directors has adopted an interest rate risk policy which establishes maximum percentage change decreases in the NPV ratio (ratio of market value of portfolio equity to the market value of portfolio assets) of 10.0%, 15.0%, 20% and 25% in the event of an immediate and sustained 1%, 2%, 3% and 4% increase or decrease in market interest rates, respectively.

The following table presents Park View Federal’s projected change in NPV for the various rate shock levels at June 30, 2013 and 2012, respectively. All market risk sensitive instruments presented in this table are held to maturity or held for sale. Park View Federal has no trading securities.

	June 30, 2013			June 30, 2012
Change in Interest Rates	Market Value of Portfolio Equity	Dollar Change	NPV Ratio	Market Value of Portfolio Equity	Dollar Change	NPV Ratio
(Dollars in thousands)
+4%	$74,891	$(21,752)	10.70%	$81,835	$(12,209)	10.40%
+3%	80,784	(15,859)	11.30	86,874	(7,170)	11.10
+2%	87,276	(9,367)	11.90	91,026	(3,018)	11.60
+1%	92,039	(4,604)	12.20	93,404	(640)	11.90
0	96,643	—	12.60	94,044	—	12.00
-1%	—	—	—	—	—	—
-2%	—	—	—	—	—	—
-3%	—	—	—	—	—	—
-4%	—	—	—	—	—	—

The table illustrates that for June 30, 2013, in the event of an immediate and sustained increase in prevailing market interest rates, Park View Federal’s NPV ratio would be expected to decrease. Under the current market environment an immediate and sustained decrease in market interest rates of 1.0% or more is not practical. Park View Federal carefully monitors the maturity and repricing of its interest-earning assets and interest-bearing liabilities to minimize the effect of changing interest rates on its NPV. At June 30, 2013, Park View Federal’s estimated changes in the NPV ratio were within the targets established by the Board of Directors in the event of an immediate and sustained increase and decrease in prevailing market interest rates. Park View Federal’s interest rate risk position is the result of the repricing characteristics of assets and liabilities. The balance sheet is primarily comprised of interest-earning assets having a maturity and repricing period of one month to five years. These assets were funded primarily utilizing interest-bearing liabilities having a final maturity of two years or less and FHLB borrowings. Management carefully monitors its interest rate risk position and will make the necessary adjustments to its asset and liability mix to manage Park View Federal’s NPV ratio to within target levels established by the Board of Directors.

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

The following table summarizes PVF’s interest rate sensitivity gap analysis at June 30, 2013. The table indicates that PVF’s one year and under ratio of cumulative gap to total assets is negative 9%, one-to-three year ratio of cumulative gap to total assets is negative 9%, and three-to-five year ratio of cumulative gap to total assets is negative 2%.

(Dollars in thousands)	Within 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years	Total
Total interest-rate-sensitive assets	$342,253	$151,655	$89,740	$134,731	$718,379
Total interest-rate-sensitive liabilities	409,858	154,399	33,634	97,574	695,465
Periodic GAP	(67,605)	(2,744)	56,106	37,157	22,914
Cumulative GAP	(67,605)	(70,349)	(14,243)	22,914
Ratio of cumulative GAP to total assets	(9)%	(9)%	(2)%	3%

Item 8.	Financial Statements and Supplementary Data

Crowe Horwath LLP
Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PVF Capital Corp.

Solon, Ohio

We have audited the accompanying consolidated statements of financial condition of PVF Capital Corp. (“Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Cleveland, Ohio

September 27, 2013

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2013 and 2012

	2013	2012
ASSETS
Cash and amounts due from financial institutions	$22,759,665	$5,840,608
Interest-bearing deposits	77,825,249	114,269,532

Total cash and cash equivalents	100,584,914	120,110,140
Securities available for sale	49,150,539	38,658,044
Loans receivable held for sale, net	28,835,018	25,062,786
Loans receivable, net of allowance of $13,926,341 and $16,052,865	535,818,400	541,627,515
Office properties and equipment, net	6,951,229	7,237,165
Real estate owned, net	6,920,247	7,733,578
Federal Home Loan Bank stock	12,811,100	12,811,100
Bank-owned life insurance	23,803,877	23,648,663
Prepaid expenses and other assets	13,056,776	14,560,882

Total assets	$777,932,100	$791,449,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$69,086,714	$51,786,588
Interest bearing deposits	561,527,690	604,192,552

Total deposits	630,614,404	655,979,140
Note payable	939,445	1,046,111
Long-term advances from the Federal Home Loan Bank	35,000,000	35,000,000
Advances from borrowers for taxes and insurance	12,893,144	4,469,292
Accrued expenses and other liabilities	17,453,821	24,824,454

Total liabilities	696,900,814	721,318,997

Commitments and contingent liabilities (Note 14)

Stockholders’ equity
Serial preferred stock $.01 par value, 1,000,000 shares authorized none issued	—	—
Common stock, $.01 par value, 65,000,000 shares authorized; 26,554,185 and 26,217,796 shares issued, respectively	265,542	262,178
Additional paid-in capital	101,801,499	100,897,561
Retained earnings (accumulated deficit)	(17,661,510)	(26,719,600)
Accumulated other comprehensive income (loss)	462,902	(472,116)
Treasury stock at cost, 472,725 shares	(3,837,147)	(3,837,147)

Total stockholders’ equity	81,031,286	70,130,876

Total liabilities and stockholders’ equity	$777,932,100	$791,449,873

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30, 2013, 2012 and 2011

	2013	2012	2011
Interest and dividends income
Loans	$26,658,566	$27,782,801	$30,214,747
Mortgage-backed securities	264,079	289,690	1,749,216
Federal Home Loan Bank stock dividends	559,452	537,608	560,354
Securities	508,424	316,180	241,238
Federal funds sold and interest-bearing deposits	245,117	321,889	216,221

Total interest and dividends income	28,235,638	29,248,168	32,981,776

Interest expense
Deposits	4,499,158	6,793,493	9,247,128
Long-term borrowings	1,073,872	1,080,898	2,913,075

Total interest expense	5,573,030	7,874,391	12,160,203

Net interest income	22,662,608	21,373,777	20,821,573
Provision for loan losses	2,050,000	6,982,000	13,540,000

Net interest income after provision for loan losses	20,612,608	14,391,777	7,281,573

Non-interest income
Service charges and other fees	1,163,898	838,333	694,547
Mortgage banking activities, net	11,455,432	9,137,364	6,615,079
Gain on sale of SBA loans	990,164	455,993	114,453
Increase in cash surrender value of bank-owned life insurance	155,214	228,573	276,056
Gain on sale of mortgage-backed securities	—	—	1,232,112
Loss on real estate owned	(166,670)	(673,950)	(498,995)
Provision for real estate owned losses	(1,054,196)	(1,728,797)	(1,303,154)
Other, net	833,080	857,705	807,689

Total non-interest income	13,376,922	9,115,221	7,937,787

Non-interest expense
Compensation and benefits	12,948,443	11,461,869	10,710,612
Office occupancy and equipment	2,238,596	2,351,359	2,471,196
FDIC insurance	1,124,091	1,727,508	2,131,524
Professional and legal	770,707	410,000	486,077
Outside services	3,492,119	3,590,266	2,778,151
Franchise tax	813,626	881,994	818,726
Real estate owned and collection expense	1,703,509	2,534,228	2,945,405
Merger-related expense	672,909	—	—
Other	2,286,119	2,699,595	2,446,950

Total non-interest expense	26,050,119	25,656,819	24,788,641

Income (loss) before federal income taxes	7,939,411	(2,149,821)	(9,569,281)
Federal income tax provision (benefit)	(1,118,679)	(218,999)	121,839

Net income (loss)	$9,058,090	$(1,930,822)	$(9,691,120)

Basic earnings (loss) per share	$0.35	$(0.08)	$(0.38)

Diluted earnings (loss) per share	$0.34	$(0.08)	$(0.38)

Dividend declared per common share	—	—	—

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended June 30, 2013, 2012, and 2011

	2013	2012	2011
Net income (loss)	$9,058,090	$(1,930,822)	$(9,691,120)
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) on available for sale securities	101,384	425,119	(1,321,139)
Reclassification adjustment for (gains) included in net income	—	—	(1,232,112)
Tax effect	(34,471)	—	—
Valuation allowance reversal	868,105

Total other comprehensive income (loss)	935,018	425,119	(2,553,251)

Total comprehensive income (loss)	$9,993,108	$(1,505,703)	$(12,244,371)

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended June 30, 2013, 2012, and 2011

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2010	$261,149	$100,260,665	$(15,097,658)	$(3,837,147)	$1,656,016	$83,243,025
Net income (loss)	—	—	(9,691,120)	—	—	(9,691,120)
Other comprehensive income (loss)	—	—	—	—	(2,553,251)	(2,553,251)
Restricted stock issued (27,500 shares)	275	(275)	—	—	—	—
Paid in capital related to stock based compensation	—	283,327	—	—	—	283,327

Balance at June 30, 2011	$261,424	$100,543,717	$(24,788,778)	$(3,837,147)	$(897,235)	$71,281,981
Net income (loss)			(1,930,822)			(1,930,822)
Other comprehensive income (loss)	—	—	—	—	425,119	425,119
Restricted stock issued (75,353 share)	754	(754)	—	—	—	—
Paid in capital related to stock based compensation	—	354,598	—	—	—	354,598

Balance at June 30, 2012	$262,178	$100,897,561	$(26,719,600)	$(3,837,147)	$(472,116)	$70,130,876
Net income (loss)			9,058,090			9,058,090
Other comprehensive income (loss)	—	—	—	—	935,018	935,018
Common stock issued:
Options exercised, (106,500 shares)	1,065	(1,065)				—
Stock purchased and retired, (53,422 shares)	(534)	534
Incentive comp in lieu of cash (96,462 shares)	965	(965)				—
Warrants exercised (108,912 shares)	1,089	(1,089)				—
Restricted stock issued (77,937 shares)	779	(779)	—	—	—	—
Paid in capital related to issuance of common stock		272,272				272,272
Paid in capital related to stock based compensation		635,030	—	—	—	635,030

Balance at June 30, 2013	$265,542	$101,801,499	$(17,661,510)	$(3,837,147)	$462,902	$81,031,286

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2013, 2012 and 2011

	2013	2012	2011
Operating activities:
Net income (loss)	$9,058,090	$(1,930,822)	$(9,691,120)
Adjustments to reconcile net income to net cash flow from operating activities
Amortization of premium on securities available for sale	69,238	106,520	240,543
Depreciation and amortization	718,856	712,087	741,065
Provision for loan losses	2,050,000	6,982,000	13,540,000
Gain on the sale of loans receivable held for sale	(13,679,113)	(9,020,634)	(7,920,334)
Gain on the sale of SBA loans	(990,164)	(455,993)	(114,453)
Provision for real estate owned losses	1,054,196	1,728,797	1,303,154
Accretion of deferred loan origination fees, net	(202,573)	(526,735)	(882,078)
Loss on disposal of real estate owned, net	166,670	673,950	498,995
Gain on sale of securities held for sale, net	—	—	(1,232,112)
Market adjustment for loans held for sale	19,237	(556,778)	142,208
Change in fair value of mortgage banking derivatives	964,244	(1,370,796)	438,949
Stock compensation	635,030	354,598	283,327
Deferred income tax provision (benefit)	(1,312,940)	(218,999)	572,120
Proceeds from loans receivable held for sale	431,665,065	350,776,226	336,585,355
Origination of loans receivable held for sale, net	(425,096,598)	(360,444,613)	(333,201,053)
Increase in cash surrender value of bank-owned life insurance	(155,214)	(228,574)	(276,056)
Net change in other assets and other liabilities	(374,855)	15,239,949	(238,904)

Net cash from operating activities	4,589,169	1,820,183	789,606

Investing activities:
Loan repayments and originations, net	(451,431)	(10,115,330)	20,049,886
Principal repayments on mortgage-backed securities available for sale	6,435,094	3,617,570	14,800,075
Purchase of securities available for sale	(24,645,443)	(39,769,225)	(53,088,782)
Proceeds from sale of securities available for sale	—	—	31,103,257
Calls of securities available for sale	7,750,000	11,950,000	59,000,000
Additions to office properties and equipment, net	(432,920)	(392,487)	(421,509)
Proceeds from sale of real estate owned	4,005,583	7,151,017	5,814,638

Net cash from investing activities	(7,339,117)	(27,558,455)	77,257,565

Financing activities:
Net increase in demand deposits, NOW and passbook savings	32,438,298	38,875,378	35,730,756
Net decrease in time deposits	(57,803,033)	(35,468,073)	(50,705,398)
Repayment of note payable	(106,667)	(106,667)	(106,666)
Repayment of repurchase agreement	—	—	(50,000,000)
Net increase (decrease) in advances from borrowers for taxes and insurance	8,423,852	(6,743,631)	6,282,596
Proceeds from issuance of common shares	272,272	—	—

Net cash from financing activities	(16,775,278)	(3,442,993)	(58,798,712)

Net increase (decrease) in cash and cash equivalents	(19,525,226)	(29,181,265)	19,248,459
Cash and cash equivalents at beginning of year	120,110,140	149,291,405	130,042,946

Cash and cash equivalents at end of year	$100,584,914	$120,110,140	$149,291,405

Supplemental disclosures of cash flow information:
Cash payments of interest	$5,576,559	$7,873,971	$12,420,489
Supplemental noncash investing activity:
Transfer of loans to real estate owned	$4,413,118	$9,314,588	$7,415,799

See Notes to the Consolidated Financial Statements

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

The accounting and reporting policies of PVF Capital Corp. (the “Company”) conform to U.S. generally accepted accounting principles (“GAAP”) and general industry practice. The Company’s principal subsidiary, Park View Federal Savings Bank (the “Bank” or “Park View Federal” is principally engaged in the business of offering deposits through the issuance of savings accounts, money market accounts and certificates of deposit, and lending funds primarily for the purchase, construction, and improvement of real estate in Cuyahoga, Summit, Geauga, Lake, Medina, Lorain and Portage Counties, Ohio. The deposit accounts of the Bank are insured up to applicable limits by the FDIC. The following is a description of the significant policies the Company follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of PVF and its wholly-owned subsidiaries, the Bank, Park View Federal Service Corp (“PVFSC”), Park View Federal Holdings, Inc. (“PVF Holdings”), and Mid Pines LC (“MPLC”). PVFSC owns some of the Bank’s premises and leases them to the Bank. PVF Holdings, Inc. and MPLC did not have any significant assets or activity as of or for the periods presented. All significant intercompany transactions and balances are eliminated in consolidation.

PVFSC and the Bank have entered into various nonconsolidated joint ventures that own real estate including properties leased to the Bank. See “Note 16—Related Party Transactions” for additional disclosures related to these entities. Park View Federal has created various limited liability companies that have taken title to property acquired through or in lieu of foreclosure.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of mortgage servicing rights, fair value of mortgage banking derivatives, valuation of loans held for sale, fair value of securities, valuation of other real estate owned, and the realizability of deferred tax assets and are particularly subject to change.

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

Interest-bearing Deposits: Interest-bearing deposits in other financial institutions that mature within one year and are carried at cost.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as an impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of OTTI is recognized through earnings.

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

The Company is exposed to interest rate risk on loans held for sale and rate-lock loan commitments (“IRLCs”). As market interest rates increase or decrease, the fair value of loans held for sale and rate-lock commitments will decrease or increase. The Company enters into derivative transactions principally to protect against the risk of adverse interest movements affecting the value of the Company’s committed loan sales pipeline. In order to mitigate the risk that a change in interest rates will result in a decrease in value of the Company’s IRLCs in the committed mortgage pipeline or its loans held for sale, the Company enters into mandatory forward loan sales contracts with secondary market participants. Mandatory forward sales contracts and committed loans intended to be held for sale are considered free-standing derivative instruments and changes in fair value are recorded in current period earnings. For committed loans, fair value is measured using current market rates for the associated mortgage loans. For mandatory forward sales contracts, fair value is measured using secondary market pricing.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for either on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific and general components. The specific allocation relates to loans that are individually classified as impaired and not yet charged off. The general component covers non-impaired loans and is based on historical loss experience, adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. For the year ended June 30, 2013 management adjusted the loss history period to 36 month, from 18 months. As the more recent loss history has improved substantially, management believes that the elongated horizon for losses more appropriately captures existing risk in the portfolio. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

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

Generally, accruing loans which have one or more of their terms modified in response to financial difficulties of the borrower, but remain payment current, are considered troubled debt restructurings on accrual status and performing. Loans that are classified as nonaccrual, which have one or more of their terms modified in response to financial difficulties of the borrower, need to remain payment current for a minimum of 180 days under the terms of the restructuring. Only after satisfactory payment history has been re-established can the loan be moved to accrual status.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank that was required to meet regulatory reserve requirements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividend paid by the bank to the holding company or by the holding company to shareholders. See “Note 15—Regulatory Matters” for more specific disclosure related to the Bank.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in “Note 19—Fair Value”. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

NOTE 2—ADJUSTMENT FOR FREDDIE MAC INTEREST

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

The Company is therefore revising the previously reported financial information for the twelve months ended June 30, 2012. The adjustment for the twelve months ended June 30, 2012 is a decrease to interest income of $0.6 million and an increase in accrued expenses and other liabilities for the same amount. This adjustment does not require previously filed reports with the SEC to be amended. The Company considers these adjustments to be immaterial to prior periods.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

The applicable effect on the prior year balance sheet and statement of operations related to the adjustment for interest income on residential loans is as follows:

June 30, 2012
Statement of Financial Condition:
Accrued expenses and other liabilities as previously reported	$24,224,709
Adjustment for interest income on residential loans sold	599,745

Accrued expenses and other liabilities as adjusted	$24,824,454

Retained earnings as previously reported	$(26,119,855)
Net impact of adjustment for interest income on residential loans sold	(599,745)

Retained earnings (accumulated deficit) as adjusted	$(26,719,600)

Total stockholders’ equity as previously reported	$70,730,621
Net impact of adjustment for interest income on residential loans sold	(599,745)

Total stockholders’ equity as adjusted	$70,130,876

For the year ended June 30, 2012
Statement of Operations:
Interest and divdends income on loans as previously reported	$28,382,546
Adjustment for interest income on residential loans sold	(599,745)

Interest and divdends income on loans as adjusted	$27,782,801

Total interest and dividends income	$29,847,913
Adjustment for interest income on residential loans sold	(599,745)

Total interest and dividends income as adjusted	$29,248,168

Net interest income as previously reported	$21,973,522
Adjustment for interest income on residential loans sold	(599,745)

Net interest income as adjusted	$21,373,777

Net interest income after provision for loan losses as previously reported	$14,991,522
Adjustment for interest income on residential loans sold	(599,745)

Net interest income as adjusted	$14,391,777

Income (loss) before federal income taxes as previously reported	$(1,550,076)
Adjustment for interest income on residential loans sold	(599,745)

Income (loss) before federal income taxes as adjusted	$(2,149,821)

Net income (loss) as previously reported	$(1,331,077)
Adjustment for interest income on residential loans sold	(599,745)

Net income (loss) as adjusted	$(1,930,822)

Basic earnings (loss) per share as previously reported	$(0.05)
Adjustment for interest income on residential loans sold	(0.03)

Basic earnings (loss) per share as adjusted	$(0.08)

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

NOTE 3—AGREEMENT AND PLAN OF MERGER

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

The Company’s common stockholders approved the Agreement and Plan of Merger at the special meeting of stockholders held September 25, 2013. Additionally, the planned merger has received the necessary regulatory approvals to consummate the merger. Consummation of the merger is subject to certain conditions, including, governmental filings and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, absence of a material adverse effect, recipient of tax opinions and the absence of any injunctions or other legal restraints.

NOTE 4—SECURITIES

As of June 30, 2013 and 2012, the amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trust preferred securities	$19,329,262	$974,357	$(89,420)	$20,214,199
Mortgage-backed GSE securities	29,119,910	88,615	(272,185)	28,936,340

Total	$48,449,172	$1,062,972	$(361,605)	$49,150,539

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FNMA structured notes	$2,000,000	$9,320	$—	$2,009,320
Trust preferred securities	20,964,197	344,230	(46,665)	21,261,762
Mortgage-backed GSE securities	15,093,864	293,098	—	15,386,962

Total	$38,058,061	$646,648	$(46,665)	$38,658,044

Management performs a quarterly evaluation of investment securities for other-than-temporary impairment. At June 30, 2013 and June 30, 2012, respectively, the gross unrealized losses were in a loss position for less than twelve months on all but the trust preferred securities. The unrealized losses in trust preferred securities relate primarily to the changes in market interest rates and spreads since the securities were purchased. Management does

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

not believe that any of these losses at June 30, 2013 or June 30, 2012 represent an other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-then-temporary impairment is identified.

The amortized cost and fair value of securities available for sale, by contractual maturity, are shown below:

	June 30, 2013
	Amortized Cost	Fair Value
One to five years	$982,621	$982,970
Five to ten years	5,018,184	5,002,480
Greater than 10 years	13,328,457	14,228,749
Mortgage-backed GSE securities	29,119,910	28,936,340

Total	$48,449,172	$49,150,539

These mortgage-backed securities are backed by residential mortgage loans and do not mature on a single maturity date. Securities pledged as collateral for contingent funding at the Federal Home Loan Bank of Cincinnati were approximately $10.8 million.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

Gross unrealized losses on mortgage backed securities at June 30, 2013 were at a loss position for less than 12 months. There were no gross unrealized losses on mortgage-backed securities at June 30, 2012. All of the Company’s holdings of mortgage-backed securities at year end 2013 and 2012 were issued by U.S. government sponsored enterprises. Unrealized gains and losses on mortgage-backed securities have not been recognized into income, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other than temporarily impaired at June 30, 2013 and 2012.

In June of 2011, the Company sold a mortgaged-backed security with an amortized cost of $29,871,145. The Company realized a gross gain of $1,232,112.

There were no sales of securities in 2013 and 2012.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

NOTE 5—LOANS RECEIVABLE

Loans receivable at June 30, 2013 and 2012 consisted of the following:

	2013	2012
One-to-Four Family Loans:
1-4 Family Owner Occupied	$63,920,894	$58,743,933
1-4 Family Non-Owner Occupied	26,983,659	34,368,320
1-4 Family Second Mortgage	27,354,036	29,202,145
Home Equity Lines of Credit	60,161,378	65,908,899
Home Equity Investment Lines of Credit	1,846,696	5,645,851
One-to-Four Family Construction Loans:
1-4 Family Construction	2,228,280	514,052
1-4 Family Construction Models/Speculative	636,673	1,608,137
Multi-Family Loans:
Multi-Family	53,678,945	53,959,459
Multi-Family Second Mortgage	62,782	145,642
Multi-Family Construction	1,993,935	5,375,000
Commercial Real Estate Loans:
Commercial	201,226,335	198,287,457
Commercial Second Mortgage	4,480,877	5,750,283
Commercial Lines of Credit	23,002,499	22,335,619
Commercial Construction	11,115,046	7,732,736
Commercial and Industrial Loans	49,595,951	35,443,184
Land Loans:
Lot Loans	9,872,596	12,091,093
Acquisition and Development Loans	11,479,323	19,093,006
Consumer Loans	636,332	2,112,708

Total loans receivable	550,276,237	558,317,524

Net deferred loan origination fees	(531,496)	(637,144)
Allowance for loan losses	(13,926,341)	(16,052,865)

Total loans receivable, net	$535,818,400	$541,627,515

The following is a summary of the changes in the allowance for loan losses for the year ended June 30, 2011:

2011
Beginning balance	$31,519,466
Provision for loan losses	13,540,000
Loans charged-off	(15,528,353)
Recoveries	465,780

Ending balance	$29,996,893

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

The following table presents activity in the allowance for loan losses by portfolio segment for the years ended June 30, 2013 and 2012:

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Beginning balance at June 30, 2012	$5,765,276	$305,312	$1,903,138	$5,084,179	$928,043	$2,057,301	$9,616	$16,052,865
Provision for loan losses	887,943	259,057	42,984	654,018	388,929	(186,876)	3,945	2,050,000
Charge-offs	(2,940,260)	(261,009)	(605,364)	(514,812)	(341,796)	(371,781)	(13,000)	(5,048,022)
Recoveries	484,292	10,000	21,679	250,738	15,351	89,196	242	871,498

Ending balance at June 30, 2013	$4,197,251	$313,360	$1,362,437	$5,474,123	$990,527	$1,587,840	$803	$13,926,341

Begining balance at June 30, 2011	$8,841,454	$1,266,740	$1,767,336	$8,458,942	$1,663,894	$7,891,305	$107,222	$29,996,893
Provision for loan losses	4,176,679	321,391	753,393	1,375,624	(482,403)	934,922	(97,606)	6,982,000
Charge-offs	(7,398,876)	(1,287,819)	(617,591)	(4,884,634)	(546,789)	(7,068,348)	—	(21,804,057)
Recoveries	146,019	5,000	—	134,247	293,341	299,422	—	878,029

Ending balance at June 30, 2012	$5,765,276	$305,312	$1,903,138	$5,084,179	$928,043	$2,057,301	$9,616	$16,052,865

As of December 31, 2011, the Company implemented an enhanced loan accounting system, which provides for the systematic recording of charged-off loans for financial recognition without losing its ability to track the legal contractual amounts. As such, during the fiscal year ended June 30, 2012, the Company charged off those loan amounts which had previously been specifically impaired through the use of the specific valuation allowance. As of June 30, 2013, any remaining specific impairments known in prior periods as specific valuation allowances were tracked as specific allocations to the allowance. In addition to reducing loan balances, including nonperforming loans, this new enhanced loan accounting system had the impact of elevating reported charge-offs for the period and reducing the allowance for loan losses associated with specific reserves.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

The following table presents the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2013. The recorded investment in loans includes the unpaid principal balance and unamortized loan origination fees, but excludes accrued interest receivable which is not considered to be material.

	One-to-Four Family	One-to-Four Family Construction	Multi- Family	Commercial Real Estate	Commercial and Industrial	Land	Consumer	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$48,267	$—	$—	$98,725	$—	$—	$—	$146,992
Collectively evaluated for impairment	4,148,984	313,360	1,362,437	5,375,398	990,527	1,587,840	803	13,779,349

Total ending allowance balance	$4,197,251	$313,360	$1,362,437	$5,474,123	$990,527	$1,587,840	$803	$13,926,341

Loans
Loans individually evaluated for impairment	$10,957,300	$114,639	$762,774	$14,858,569	$630,125	$3,460,250	$—	$30,783,657
Loans collectively evaluated for impairment	169,135,248	2,747,547	54,919,056	224,734,548	48,917,922	17,871,046	635,717	518,961,084

Total ending loans balance	$180,092,548	$2,862,186	$55,681,830	$239,593,117	$49,548,047	$21,331,296	$635,717	$549,744,741

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013 and the average recorded investment and interest income recognized by class for the twelve months ended June 30, 2013:

	June 30, 2013
	Unpaid Principal Balance (1)	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$5,479,639	$4,845,151	$—	$5,167,827	$71,333	$71,333
1-4 Family Non-Owner Occupied	2,662,099	2,129,806	—	2,083,965	22,758	22,758
1-4 Family Second Mortgage	947,442	730,169	—	881,692	8,259	8,259
Home Equity Lines of Credit	2,789,849	2,296,353	—	2,080,189	12,560	12,560
Home Equity Investment Lines of Credit	794,419	617,690	—	360,490	18,599	18,599
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	121,505	114,639	—	211,399	—	—
Multi- Family Loans:
Multi-Family	769,047	762,774	—	657,743	25,781	25,781
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	10,550,383	10,285,138	—	8,609,119	428,303	428,303
Commercial Second Mortgage	—	—	—	—	—	—
Commercial Lines of Credit	3,220,651	3,217,538	—	1,722,940	80,190	80,190
Commercial Construction	—	—	—	482,911	—	—
Commercial and Industrial Loans	742,854	630,125		310,857	24,323	24,323
Land Loans:
Lot Loans	1,948,260	1,367,822	—	2,996,763	39,704	39,704
Acquisition and Development Loans	4,745,607	2,092,428	—	2,239,033	42,526	42,526
Consumer Loans

Total with no related allowance recorded	$34,771,755	$29,089,633	$—	$27,804,928	$774,336	$774,336

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	224,885	224,667	39,981	227,728	5,157	5,157
1-4 Family Non-Owner Occupied	113,574	113,464	8,286	114,939	3,616	3,616
1-4 Family Second Mortgage	—	—	—	61,584	—	—
Home Equity Lines of Credit	—	—	—	240,663	—	—
Home Equity Investment Lines of Credit	—	—	—	99,491	—	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	391,833	—	—
1-4 Family Construction Models/Speculative	—	—	—	—	—	—
Multi-Family Loans:
Multi-Family	—	—	—	—	—	—
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	1,357,202	1,355,893	98,725	1,355,736	—	—
Commercial Second Mortgage	—	—	—	—	—	—
Commercial Lines of Credit	—	—	—	—	—	—
Commercial Construction	—	—	—	—	—	—
Commercial and Industrial Loans		—	—	225,393	98,756	98,756
Land Loans:
Lot Loans	—	—	—	100,494	—	—
Acquisition and Development Loans	—	—	—	—	—	—
Consumer Loans	—	—	—	—	—	—

Total with an allowance recorded	$1,695,661	$1,694,024	$146,992	$2,817,861	$107,529	$107,529

Total loans evaluated for impairment	$36,467,416	$30,783,657	$146,992	$30,622,789	$881,865	$881,865

(1)	There are $17.6 million of loans individually identified for impairment accruing interest.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and the average recorded investment and interest income recognized by class for the twelve months ended June 30, 2012:

	June 30, 2012
	Unpaid Principal Balance (1)	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$6,380,803	$5,671,079	$0	$5,437,834	$30,882	$30,882
1-4 Family Non-Owner Occupied	4,597,708	2,453,581	0	3,503,049	48,828	48,828
1-4 Family Second Mortgage	1,455,914	1,230,284	0	1,374,161	3,958	3,958
Home Equity Lines of Credit	1,834,685	1,832,595	0	1,344,562	0	0
Home Equity Investment Lines of Credit	157,120	156,943	0	204,703	0	0
One-to-Four Family Construction Loans:
1-4 Family Construction	0	0	0	52,573	4,821	4,821
1-4 Family Construction Models/Speculative	678,779	354,986	0	475,027	0	0
Multi-Family Loans:
Multi-Family	635,053	622,228	0	550,760	4,081	4,081
Multi-Family Second Mortgage	0	0	0	0	0	0
Multi-Family Construction	0	0	0	0	0	0
Commercial Real Estate Loans:
Commercial	10,902,253	9,286,678	0	8,005,131	147,148	147,148
Commercial Second Mortgage	0	0	0	192,399	1,660	1,660
Commercial Lines of Credit	617,240	616,536	0	2,413,942	0	0
Commercial Construction	828,490	643,863	0	575,159	0	0
Commercial and Industrial Loans	801,075	439,781	0	2,335,961	662	662
Land Loans:
Lot Loans	5,235,050	3,678,550	0	2,955,360	5,519	5,519
Acquisition and Development Loans	5,986,575	3,375,100	0	2,258,295	19,132	19,132
Consumer Loans	0	0	0	0	0	0

Total with no related allowance recorded	$40,110,745	$30,362,204	$0	$31,678,916	$266,691	$266,691

With an allowance recorded
One-to-Four Family Loans:
1-4 Family Owner Occupied	$232,751	$232,485	$39,981	$526,956	$0	$0
1-4 Family Non-Owner Occupied	117,360	117,226	8,286	1,243,154	10,112	10,112
1-4 Family Second Mortgage	247,293	247,011	14,685	175,881	0	0
Home Equity Lines of Credit	895,875	894,852	299,759	1,629,256	0	0
Home Equity Investment Lines of Credit	407,757	407,293	302,322	470,382	0	0
One-to-Four Family Construction Loans:
1-4 Family Construction	0	0	0	0
1-4 Family Construction Models/Speculative	526,363	525,762	218,257	1,064,520	14,047	14,047
Multi-Family Loans:
Multi-Family	0	0	0	92,056	0	0
Multi-Family Second Mortgage	0	0	0	0	0	0
Multi-Family Construction	0	0	0	0	0	0
Commercial Real Estate Loans:
Commercial	1,357,202	1,355,653	98,725	3,796,149	37,340	37,340
Commercial Second Mortgage	0	0	0	34,220	0	0
Commercial Lines of Credit	0	0	0	48,854	0	0
Commercial Construction	0	0	0	711,804	0	0
Commercial and Industrial Loans	300,860	300,517	300,860	1,404,807	0	0
Land Loans:
Lot Loans	135,614	135,459	135,459	962,537	0	0
Acquisition and Development Loans	0	0	0	2,397,176	0	0
Consumer Loans	0	0	0	0	0	0

Total with an allowance recorded	$4,221,075	$4,216,258	$1,418,334	$14,557,752	$61,499	$61,499

Total loans evaluated for impairment	$44,331,820	$34,578,462	$1,418,334	$46,236,668	$328,190	$328,190

(1)	There are $13.9 million of loans individually identified for impairment accruing interest.

The average recorded investment in impaired loans for the year ended June 30, 2011 amounted to $61,642,944. Interest recognized on impaired loans while considered impaired in 2011 was not material.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

Past Due and Non-Accrual Loans

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and 2012. Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

	June 30, 2013		June 30, 2012
	Nonaccrual (1)	Loans Past Due Over 90 Days Still Accruing (2)	Nonaccrual (1)	Loans Past Due Over 90 Days Still Accruing (2)
One-to-Four Family Loans:
1-4 Family Owner Occupied	$2,325,335	$—	$2,871,746	$—
1-4 Family Non-Owner Occupied	2,082,951	—	2,461,281	—
1-4 Family Second Mortgage	455,793	—	566,444	—
Home Equity Lines of Credit	2,233,115	—	2,727,447	—
Home Equity Investment Lines of Credit	617,860	—	564,235	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—
1-4 Family Construction Models/Speculative	114,645	—	355,355	—
Multi-Family Loans:
Multi-Family	479,729	—	324,602	—
Multi-Family Second Mortgage	—	—	—	—
Multi-Family Construction	—	—	—	—
Commercial Real Estate Loans:
Commercial	2,172,150	—	3,310,170	—
Commercial Second Mortgage	—	—	—	—
Commercial Lines of Credit	1,302,838	—	616,537	—
Commercial Construction	—	—	644,072	—
Commercial and Industrial Loans	99,903	—	437,729	—
Land Loans:
Lot Loans	552,498	—	3,815,778	—
Acquisition and Development Loans	794,731	—	1,380,199	—
Consumer Loans	—	—	—	—

Total	$13,231,548	$—	$20,075,595	$—

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

(2)

At June 30, 2013 and 2012, the Company had balances of approximately $2.8 million and $6.3 million, respectively, in loans that have matured and continue to make current payments. These loans are not considered past due as a result of their payment status being current.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 by class of loan. Performing loans are accruing loans less than 90 days past due. Nonperforming loans are all loans not accruing or greater than 90 days past due and accruing. At June 30, 2013, the Company had a balance of approximately $2.8 million in loans that were contractually past maturity but were not considered past due as a result of the payment status being current.

Performing Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$532,012	$274,104	$—	$806,116	$60,727,704	$61,533,820
1-4 Family Non-Owner Occupied	551,606	—	—	551,606	24,323,039	24,874,645
1-4 Family Second Mortgage	—	—	—	—	26,871,822	26,871,822
Home Equity Lines of Credit	113,436	572,211	—	685,647	57,184,507	57,870,154
Home Equity Investment Lines of Credit	—	—	—	—	1,227,053	1,227,053
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	2,226,128	2,226,128
1-4 Family Construction Models/Speculative	—	—	—	—	521,413	521,413
Multi-Family Loans:
Multi-Family	263,030	—	—	263,030	52,884,341	53,147,371
Multi-Family Second Mortgage	—	—	—	—	62,721	62,721
Multi-Family Construction	—	—	—	—	1,992,009	1,992,009
Commercial Real Estate Loans:
Commercial	39,239	—	—	39,239	198,820,588	198,859,827
Commercial Second Mortgage	—	—	—	—	4,476,549	4,476,549
Commercial Lines of Credit	—	—	—	—	21,677,443	21,677,443
Commercial Construction	—	—	—	—	11,104,310	11,104,310
Commercial and Industrial Loans	244,413	—		244,413	49,203,731	49,448,144
Land Loans:
Lot Loans	8,622	148,049	—	156,671	9,153,892	9,310,563
Acquisition and Development Loans	—	—	—	—	10,673,504	10,673,504
Consumer Loans	—	—	—	—	635,717	635,717

Total Performing Loans	$1,752,358	$994,364	$—	$2,746,722	$533,766,471	$536,513,193

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$248,032	$—	$1,722,230	$1,970,262	$355,073	$2,325,335
1-4 Family Non-Owner Occupied	—	—	1,171,039	1,171,039	911,912	2,082,951
1-4 Family Second Mortgage	—	—	406,502	406,502	49,291	455,793
Home Equity Lines of Credit	—	—	2,001,546	2,001,546	231,570	2,233,115
Home Equity Investment Lines of Credit	—	—	278,891	278,891	338,968	617,860
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	—	—	114,645	114,645
Multi-Family Loans:
Multi-Family	—	—	—	—	479,729	479,729
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	—	47,978	1,873,561	1,921,539	250,612	2,172,150
Commercial Second Mortgage	—	—	—	—	—	—
Commercial Lines of Credit	—	115,141	494,495	609,636	693,203	1,302,838
Commercial Construction	—	—	—	—	—	—
Commercial and Industrial Loans	—	—	—	—	99,903	99,903
Land Loans:
Lot Loans	—	44,052	426,126	470,178	82,320	552,498
Acquisition and Development Loans	—	—	61,431	61,431	733,300	794,731
Consumer Loans

Total Nonperforming Loans	248,032	207,171	8,435,821	8,891,024	4,340,526	13,231,548

Total Loans	$2,000,390	$1,201,535	$8,435,821	$11,637,746	$538,106,997	$549,744,741

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

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

Performing Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$584,430	$—	$—	$584,430	$55,220,718	$55,805,148
1-4 Family Non-Owner Occupied	375,660	303,667	—	679,327	31,188,492	31,867,819
1-4 Family Second Mortgage	14,221	—	—	14,221	28,588,155	28,602,376
Home Equity Lines of Credit	114,558	23,230	—	137,788	62,968,449	63,106,237
Home Equity Investment Lines of Credit	200,657	—	—	200,657	4,874,516	5,075,173
One-to-Four Family Construction Loans:
1-4 Family Construction	—	145,771	—	145,771	367,695	513,466
1-4 Family Construction Models/Speculative	—	—	—	—	1,250,946	1,250,946
Multi-Family Loans:
Multi-Family	—	—	—	—	53,573,280	53,573,280
Multi-Family Second Mortgage	—	—	—	—	145,476	145,476
Multi-Family Construction	—	—	—	—	5,368,866	5,368,866
Commercial Real Estate Loans:
Commercial	744,536	—	—	744,536	194,006,468	194,751,004
Commercial Second Mortgage	—	—	—	—	5,743,721	5,743,721
Commercial Lines of Credit	—	—	—	—	21,693,593	21,693,593
Commercial Construction	—	—	—	—	7,079,839	7,079,839
Commercial and Industrial Loans	—	—	—	—	34,965,008	34,965,008
Land Loans:	—	—	—	—
Lot Loans	—	—	—	—	8,261,518	8,261,518
Acquisition and Development Loans	—	—	—	—	17,691,018	17,691,018
Consumer Loans	—	58,394	—	58,394	2,051,903	2,110,297

Total Performing Loans	$2,034,062	$531,062	$—	$2,565,124	$535,039,661	$537,604,785

Nonperforming Loans
One-to-Four Family Loans:
1-4 Family Owner Occupied	$105,333	$—	$2,124,062	$2,229,395	$642,351	$2,871,746
1-4 Family Non-Owner Occupied	—	—	2,405,774	2,405,774	55,507	2,461,281
1-4 Family Second Mortgage	—	—	499,154	499,154	67,290	566,444
Home Equity Lines of Credit	14,607	—	2,371,962	2,386,569	340,878	2,727,447
Home Equity Investment Lines of Credit	—	134,195	430,041	564,236	—	564,236
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	235,945	235,945	119,410	355,355
Multi-Family Loans:
Multi-Family	—	—	324,602	324,602	—	324,602
Multi-Family Second Mortgage	—	—	—	—	—	—
Multi-Family Construction	—	—	—	—	—	—
Commercial Real Estate Loans:
Commercial	—	—	3,166,992	3,166,992	143,178	3,310,170
Commercial Second Mortgage	—	—	—	—	—	—
Commercial Lines of Credit	—	122,129	494,407	616,536	—	616,536
Commercial Construction	—	—	644,072	644,072	—	644,072
Commercial and Industrial Loans	—	—	237,957	237,957	199,772	437,729
Land Loans:
Lot Loans	—	—	3,144,721	3,144,721	671,057	3,815,778
Acquisition and Development Loans	—	—	1,380,199	1,380,199	—	1,380,199
Consumer Loans	—	—	—	—	—	—

Total Nonperforming Loans	119,940	256,324	17,459,888	17,836,152	2,239,443	20,075,595

Total Loans	$2,154,002	$787,386	$17,459,888	$20,401,276	$537,279,104	$557,680,380

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

Troubled Debt Restructurings:

Included in loans individually impaired are loans with recorded investment of $18,640,130 and $15,590,705 for which the Company has allocated $138,706 and $153,391 of specific reserves to customers whose terms have been modified in troubled debt restructurings as of June 30, 2013 and 2012, respectively. Included in troubled debt restructurings are $1,179,167 and $1,805,855 of restructured loans on nonaccrual at June 30, 2013 and 2012, respectively. Of the restructured loans, 5 loans totaling $1,219,300 are not performing in accordance with their modified terms. There are no commitments to lend additional amounts at June 30, 2013 and 2012.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in troubled debt restructurings as of June 30, 2013 and 2012:

	Number of Loans	Outstanding Recorded Investment 6/30/2013	Number of Loans	Outstanding Recorded Investment 6/30/2012
Troubled Debt Restructurings:
One-to-Four Family Loans:
1-4 Family Owner Occupied	18	$3,267,298	19	$3,775,715
1-4 Family Non-Owner Occupied	1	47,412	2	53,993
1-4 Family Second Mortgage	4	412,185	5	912,147
Home Equity Lines of Credit	1	63,771	1	63,782
Home Equity Investment Lines of Credit	—	—	—	—
One-to-Four Family Construction Loans:
1-4 Family Construction	—	—	—	—
1-4 Family Construction Models/Speculative	—	—	—	—
Multi-Family Loans:
Multi-Family	1	283,323	1	297,979
Multi-Family Second Mortgage	—	—	—	—
Multi-Family Construction	—	—	—	—
Commercial Real Estate Loans:
Commercial	12	10,000,561	12	8,264,020
Commercial Second Mortgage	—	—	—	—
Commercial Lines of Credit	4	1,916,553	—	—
Commercial Construction	—	—	—	—
Commercial and Industrial Loans	3	530,843	2	40,696
Land Loans:		—
Lot Loans	1	816,672	—	—
Acquisition and Development Loans	2	1,301,512	2	2,182,373
Consumer Loans			—	—

Total	47	$18,640,130	44	$15,590,705

The summary of activity for troubled debt restructuring loans at June 30, 2013 and 2012 was as follows:

	2013	2012
Troubled Debt Restructuring
Beginning balance	$15,590,705	$15,883,869
Additions	7,793,487	4,111,941
Charge-offs	(149,853)	(1,990,653)
Payoffs or paydowns	(4,594,209)	(2,414,452)

Ending balance	$18,640,130	$15,590,705

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

During 2013 and 2012, the terms of certain loans to borrowers experiencing financial difficulty were modified as troubled debt restructurings. The modification of the terms of such loans may include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Loans modified as troubled debt restructurings during the year ended June 30, 2013 were for existing classified loans or loans already classified as troubled debt restructurings, and involved an extension of the maturity dates for periods ranging from 12 month to 24 months. The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended June 30, 2013:

	June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
1-4 Family Owner Occupied	1	295,692	161,655
1-4 Family Non-Owner Occupied	3	4,579,449	4,579,449
Commercial Real Estate	4	1,916,732	1,916,732
Commercial Second Mortgage	3	605,614	605,614
Acquisition and Development	1	396,000	396,000

Total	12	$7,793,487	$7,659,450

The troubled debt restructurings resulted in $0.2 million and $1.9 million of charge-offs during the years ended June 30, 2013 and 2012, respectively of which $0.0 million and $1.1 million were specifically reserved prior to the charge off. During the year ended June 30, 2013, there was no increase in the allowance for loan losses associated with troubled debt restructurings, whereas the increase in the allowance for loan losses associated with the troubled debt restructuring was $0.8 million for the year ended June 30, 2012.

The following table presents loans by class that was modified as troubled debt restructurings at June 30, 2012. All modifications during 2012 involved a reduction of the stated interest rate of the loan and were for periods ranging from 12 months to 24 months, additionally three loans involved a permanent reduction in the recorded investment in the loan totaling approximately $932,000. No maturity dates were extended in these modifications.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

The troubled debt restructurings resulted in $1.9 million of charge-offs during the period ended June 30, 2012 of which $1.1 million were specifically reserved prior to the charge off. As a result the increase in the allowance for loan losses associated with the troubled debt restructuring was $0.8 million for the period ended June 30, 2012 and included charge off recognized in previous periods.

For the purpose of this disclosure, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted did not result in an increase in the allowance for loan losses or result in charge-offs during the periods ended June 30, 2013 and 2012.

Credit Quality Indicators:

The Company categorizes loans into risk strata based on relevant borrower information about the ability to service debt. This information includes a review of current financial information, historic payment experience, credit documentation, relevant public information and other factors, as determined by credit underwriting guidelines. Through its analysis of individual borrowers, the Company classifies each loan as to credit risk. All loans considered non-homogeneous, specifically those that are deemed commercial and industrial or commercial real estate loans, are subject to review by the Company, regardless of loan size. In practice, these loans are reviewed continually and changes to the risk rating, if necessary, occur on a quarterly basis. Loans that are considered homogeneous, or those which fall into the categories of one-to-four family loans or into consumer loans, are not individually rated annually. The payment performance of the homogeneous loans serves as the clear credit indicator of classification into the categories of pass-rated loans or into substandard, nonaccrual loans. Homogeneous loans that are less than 90 days past due are generally reported as pass-rated loans, unless related to a rated commercial and industrial or commercial real estate loan. Homogeneous loans which are greater than 90 days past due are placed on nonaccrual and rated substandard. Payment performance indicators are based on performance through June 30, 2013. The Company uses the following definitions for adverse risk ratings:

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

As of June 30, 2013, and based on the most recent analysis performed by the Company, the risk category of loans by class of loan was as follows:

		Special
	Pass (1)	Mention	Substandard	Doubtful	Total
One-to-Four Family Loans:
1-4 Family Owner Occupied	$61,257,203	$—	$2,601,952	$—	$63,859,155
1-4 Family Non-Owner Occupied	24,038,183	392,989	2,526,424	—	26,957,596
1-4 Family Second Mortgage	26,670,034	201,348	456,234	—	27,327,616
Home Equity Lines of Credit	57,818,409	49,585	2,235,276	—	60,103,270
Home Equity Investment Lines of Credit	1,226,455	—	618,457	—	1,844,912
One-to-Four Family Construction Loans:
1-4 Family Construction	2,226,128	—	—	—	2,226,128
1-4 Family Construction Models/Speculative	521,302	—	114,756	—	636,058
Multi-Family Loans:
Multi-Family	53,146,905	—	480,194	—	53,627,099
Multi-Family Second Mortgage	62,721	—	—	—	62,721
Multi-Family Construction	1,992,009	—	—	—	1,992,009
Commercial Real Estate Loans:
Commercial	190,339,333	2,675,662	8,016,982	—	201,031,977
Commercial Second Mortgage	4,476,549	—	—	—	4,476,549
Commercial Lines of Credit	19,614,489	—	3,365,793	—	22,980,282
Commercial Construction	11,104,310	—	—	—	11,104,310
Commercial and Industrial Loans	48,837,939	80,535	629,573	—	49,548,047
Land Loans:
Lot Loans	8,825,048	—	1,038,012	—	9,863,060
Acquisition and Development Loans	9,462,497	—	2,005,738	—	11,468,235
Consumer Loans	635,717	—	—	—	635,717

Total	$522,255,231	$3,400,119	$24,089,391	$—	$549,744,741

(1)

There are $1.0 million in non-homogeneous loans which are subject to individual review for risk rating included in the pass risk category based on payment status as they have not yet been individually reviewed.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

Note 6—MORTGAGE BANKING ACTIVITIES

Loans held for sale at June 30, 2013 and 2012 were $28,835,018 and $25,062,786, respectively.

The Company accounts for loans held for sale at fair value. The fair value of loans held for sale exceeded the unpaid principal balance of these loans by $719,505 and $738,742 as of June 30, 2013 and 2012, respectively. The gain on loans held for sale as of June 30, 2013 was reported in the mortgage banking activities line of the consolidated statement of operations. Interest on loans held for sale was reported in interest income.

The Company services real estate loans for investors that are not included in the accompanying Consolidated Financial Statements. Mortgage servicing rights are established based on the fair value of servicing rights retained on loans originated by the Company and subsequently sold in the secondary market. Mortgage servicing rights are included in the Consolidated Statements of Financial Condition under the caption “Prepaid Expenses and Other Assets.” At June 30, 2013 and 2012, the mortgage loan servicing portfolio was approximately $1.1 billion.

Originated mortgage servicing rights capitalized and amortized during the years ended June 30, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Servicing rights:
Beginning of period	$6,867,334	$7,519,287	$6,960,969
Additions	4,309,341	3,473,077	3,862,505
Amortized to expense	(3,780,263)	(3,612,550)	(3,000,186)
Change in valuation allowance for impairment	(178,087)	(512,480)	(304,001)

End of period	$7,218,325	$6,867,334	$7,519,287

Activity in the valuation allowance for mortgage servicing rights over the years ended June 30, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Balance, beginning of period	$(816,481)	$(304,001)	$0
Impairment charges	(765,858)	(698,468)	(1,183,799)
Impairment recoveries	587,771	185,988	879,798

Balance, end of period	$(994,568)	$(816,481)	$(304,001)

The fair value of capitalized mortgage servicing rights was $7,774,125 and $7,928,789 at June 30, 2013 and 2012, respectively. Fair value was determined using discount rates ranging from 10.0% to 12.0% and prepayment speeds ranging from 213.0% to 593.0%, depending on the stratification of the specific rights. The weighted average life was determined to be 4.95 years. At June 30, 2013 there were ten tranches of the Company’s mortgage servicing asset that were considered impaired. The weighted average coupon of the loans serviced represented by these tranches was 3.97%, and the Company recorded a valuation allowance for impairment of $994,568 on these tranches. At June 30, 2012, an impairment of $816,481 was recorded.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

Mortgage banking activities, net, as presented in the consolidated statements of operations consisted of the following:

	Twelve months ended June 30,
	2013	2012	2011
Mortgage loan servicing fees	$2,718,150	$2,314,186	$2,580,089
Amortization of mortgage servicing rights	(3,780,263)	(3,612,550)	(3,000,186)
Recovery (impairment) of mortgage servicing rights	(178,087)	(512,480)	(304,001)

Mortgage loan servicing (loss), net	(1,240,200)	(1,810,844)	(724,098)
Changes in fair value of loans held for sale	(19,237)	556,778	(142,208)
Changes in fair value of mortgage banking derivatives	(964,244)	1,370,796	(438,949)
Realized gains on sale of loans	13,679,113	9,020,634	7,920,334

Mortgage banking activities, net	$11,455,432	$9,137,364	$6,615,079

The above amounts do not include non-interest expense related to mortgage banking activities.

At June 30, 2013 and 2012, the Bank had IRLC’s on $34,672,027 and $65,996,365, respectively, of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives and the change in fair value is recorded in the Consolidated Financial Statements. The fair value of these commitments as of June 30, 2013 and 2012 was estimated to be $118,090 and $1,773,453, respectively, which is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. To mitigate the interest rate risk represented by these IRLC’s, the Bank entered into contracts to sell mortgage loans of $50,000,000 and $69,150,472 as of June 30, 2013 and 2012, respectively. These contracts are also considered to be free-standing derivatives, and the change in fair value also is recorded in the financial statements. The fair value of these contracts at June 30, 2013 and 2012 was estimated to be $573,401 and ($117,718), respectively. These amounts are added to (netted against) the fair value of IRLC’s recorded in accrued expenses and other liabilities. Changes in fair value for both types of derivatives are reported in mortgage banking activities in the consolidated statements of operations.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

NOTE 7—OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at cost, less accumulated depreciation and amortization at June 30, 2013 and 2012, are summarized as follows:

	2013	2012
Land and land improvements	$1,034,892	$1,034,892
Building and building improvements	5,553,075	5,553,075
Leasehold improvements	6,651,603	6,608,542
Furniture and equipment	13,589,873	13,338,523

	26,829,443	26,535,032
Less accumulated depreciation and amortization	(19,878,214)	(19,297,867)

	$6,951,229	$7,237,165

NOTE 8—DEPOSITS

Scheduled maturities of time deposits were as follows:

	2013		2012
	Amount	%	Amount	%
12 months or less	$173,731,565	53.2%	$293,579,515	76.3%
13 to 24 months	113,502,736	34.7	53,750,152	14.0
25 to 36 months	10,896,268	3.3	14,845,083	3.9
Over 36 months months	28,633,354	8.8	22,392,207	5.8

	$326,763,923	100.00%	$384,566,957	100.0%

Weighted average rate on certificate of deposits		0.96%		1.24%

Time deposits in amounts of $100,000 or more totaled approximately $126,761,299 and $150,740,270 at June 30, 2013 and 2012, respectively.

Deposits of related parties totaled $2,321,971 and $2,391,702 at June 30, 2013 and June 30, 2012.

No brokered deposits were held at June 30, 2013 or 2012.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

NOTE 9—ADVANCES FROM THE FEDERAL HOME LOAN BANK OF CINCINNATI

Short-Term Advances: The Bank maintains two lines of credit totaling $230,000,000 with the FHLB. The $200,000,000 repurchase line matures on February 8, 2014. No borrowings were outstanding on the repurchase line of credit as of June 30, 2013 and June 30, 2012, respectively. The Bank has chosen to take daily advances from this line, with the interest rate set daily. The $30,000,000 cash management line matures on September 28, 2013. No borrowings were outstanding on the cash management line as of June 30, 2013 and June 30, 2012, respectively. The borrowing capacity on these lines of credit is limited to collateral pledged. At June 30, 2013, Park View Federal had an available borrowing capacity of $14.8 million on these lines.

In order to secure these advances, the Bank has pledged mortgage loans with unpaid principal balances aggregating approximately $49,764,912 and $45,393,890 at June 30, 2013 and 2012, respectively, and FHLB stock.

Long-Term Advances: Long-term advances from the FHLB, with maturities and interest rates thereon at June 30, 2013 and 2012, were as follows:

Maturity	Interest Rate	2013	2012
January 2015	2.82%	$15,000,000	$15,000,000
January 2015	3.04%	15,000,000	15,000,000
April 2018	3.17%	5,000,000	5,000,000

		$35,000,000	$35,000,000

Weighted average interest rate		2.96%	2.96%

The advances outstanding at June 30, 2013 and 2012 were putable fixed-rate advances. They can be terminated at the option of the FHLB after a stated lockout period. If the option is exercised, the Bank could repay this advance without a prepayment penalty.

NOTE 10—NOTE PAYABLE

On November 24, 2008, one of PVF’s subsidiaries obtained a $1.4 million dollar loan from another financial institution which has a principal balance of $939,445 as of June 30, 2013. The loan was a refinance of a line of credit loan and is collateralized by PVF’s Solon, Ohio headquarters building. The note carries a variable interest rate that adjusts to The Wall Street Journal published prime lending rate plus 50 basis points. The loan required interest only payments for the first six months and then converted to an amortizing loan for a term of 15 years. At June 30, 2013, the interest rate was 3.75%.

NOTE 11—REPURCHASE AGREEMENT

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

NOTE 12—FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows:

	2013	2012	2011
Current expense (benefit)	$194,261	$—	$(450,281)
Deferred expense (benefit)	2,607,154	(218,999)	(2,978,446)
Benefit of operating loss carryforwards	—	—	—
Establishment (reversal) of valuation allowance	(3,920,094)	369,528	3,550,566

Total	$(1,118,679)	$150,529	$121,839

For 2013, $868,105 of the valuation allowance was reversed through other comprehensive income. For 2012, the tax benefit reflected in continuing operations relates to adjustments between other comprehensive income and continuing operations tax expense due to accounting rules related to intraperiod allocation of tax between components of the financial statements.

The provision for federal income taxes differs from the amounts computed by applying the U.S. federal income tax statutory rate to income before federal income taxes. These differences are reconciled as follows:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Computed expected tax	$2,778,794	35.0%	$(542,526)	35.0%	$(3,349,248)	35.0
Increase (decrease) in tax resulting from:
Effect of graduated rates	(79,394)	(1.0)	15,501	(1.0)	95,693	(1.0)
Bank-owned life insurance	(52,773)	(0.7)	(77,715)	5.0	(93,859)	1.0
Stock compensation	20,707	0.3	12,536	(0.8)	39,849	(0.4)
Incr (decr) in deferred tax valuation allowance	(3,920,094)	(49.3)	369,528	(23.9)	3,550,566	(37.1)
Nondeductible merger costs	220,479
Other, net	(86,398)	1.6	3,677	(0.2)	(121,162)	1.2

	($1,118,679)	(14.1)%	$(218,999)	14.1%	$121,839	(1.3)

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

The net tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2013 and 2012 were:

	2013	2012
Deferred tax assets:
Loan loss reserves	$6,751,513	$7,314,023
Deferred compensation	225,878	179,258
Deferred loan fees, net	50,375	123,361
Unrealized gains on loans and securities held for sale	320,140	108,246
Net operating loss carryforward	2,958,959	5,532,746
Other	230,837	93,425

Total gross deferred tax assets	10,537,702	13,351,059
Deferred tax liabilities:
FHLB stock dividend	(2,041,343)	(2,041,343)
Originated mortgage servicing asset	(2,454,231)	(2,334,894)
Fixed assets	(297,859)	(293,669)
Prepaid franchise tax	(111,228)	(122,767)
Debt discharge income deferral	(2,788,000)	(2,788,000)
Other	(698,467)	(982,187)

Total gross deferred tax liabilities	(8,391,128)	(8,562,860)

Deferred tax asset before valuation allowance	$2,146,574	$4,788,199

Deferred tax valuation allowance	0	(4,788,199)

Total net deferred tax asset	$2,146,574	$—

Management recorded net deferred tax assets at year end 2013 and 2012 of $2.1 million and $0 respectively. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized. In management’s opinion, it is more likely than not that the tax benefits will be realized; consequently, the valuation allowance that was established as of June 30, 2011 and increased as of June 30, 2012, was reversed as of June 30, 2013. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to carry a valuation allowance against deferred tax assets of $4.8 million at June 30, 2012 to reduce the carrying amount of the Company’s net deferred tax asset to zero. Based primarily on six consecutive quarters of profitability, management assessed the likelihood that the deferred tax asset would more likely than not be realized from future taxable income, which led to the determination that no valuation allowance was needed at June 30, 2013.

As of June 30, 2013, the Company has net operating loss carryforwards of approximately $4,286,000 from the year ended June 30, 2012, and $4,417,000 from June 30, 2011. The related net operating loss carry-forward periods expire in 2032 and 2031, respectively.

Accumulated deficits at June 30, 2013 and 2012 include approximately $4,516,000 for which no provision for federal income tax has been made. The related unrecorded deferred tax liability was approximately $1,535,000 at June 30, 2013 and 2012. This amount represents allocations of income during years prior to 1988 to bad debt reserve deductions for tax purposes only. These reserves will be recaptured into taxable income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

income taxes at the then current corporate income tax rate, resulting in a charge to income tax expense. Recapture would not occur upon the reorganization, merger, or acquisition of Park View Federal, or if the Bank is merged or liquidated tax-free into a bank or undergoes a charter change. If Park View Federal fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into taxable income, resulting in a charge to income tax expense.

NOTE 13—LEASES

The Company leases certain premises from unrelated and related parties. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at June 30, 2013:

	Leases With	Leases With
	Unrelated	Related	Total
Year ending June 30,	Parties	Parties	Leases
2014	$512,509	$304,868	$817,377
2015	513,456	215,439	728,895
2016	423,821	215,439	639,260
2017	398,093	169,842	567,935
2018	328,571	75,124	403,695
Thereafter	482,141	20,247	502,388

Total minimum lease payment	$2,658,591	$1,000,959	$3,659,550

During the years ended June 30, 2013, 2012 and 2011, rental expense was $885,691, $942,416, and $962,863, respectively. Rental expense related to related party leases was $303,820, $296,159, and $233,357 for the years ended June 30, 2013, 2012 and 2011, respectively.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

NOTE 14—LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

At June 30, 2013 and 2012, the Bank had the following commitments to originate loans intended to be held in the portfolio:

	2013	2012
Commitments to fund variable-rate mortgage loans	$1,484,250	$743,250
Commitments to fund equity lines of credit	53,293,160	51,691,583
Undisbursed portion of loan proceeds	2,329,489	849,345
Standby letters of credit	997,700	762,700

At June 30, 2013 and 2012, the Bank had IRLCs on $34,672,027 and $65,996,365 of loans intended for sale in the secondary market. These commitments are considered to be free-standing derivatives, and the change in fair value is recorded in the financial statements. The fair value of these commitments as of June 30, 2013 and 2012 was estimated to be $118,090 and $1,773,453, respectively. To mitigate the interest rate risk represented by these IRLCs the Bank entered into contracts to sell mortgage loans of $50,000,000 and $69,150,472 as of June 30, 2013 and 2012, respectively. These contracts are also considered to be free-standing derivatives and the change in fair value also is recorded in the financial statements. The fair value of these contracts at June 30, 2013 and 2012 was estimated to be $573,401 and ($117,718), respectively.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

NOTE 15—REGULATORY MATTERS

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

Federal regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 2013, the adjusted total minimum regulatory capital regulations require institutions to have a minimum tangible capital to adjusted total assets ratio of 1.5%; a minimum leverage ratio of core (Tier 1) capital to adjusted total assets of 4.0%; a minimum ratio of core (Tier 1) capital to risk-weighted assets of 4.0%; and a minimum ratio of total capital to risk-weighted assets of 8.0%. At June 30, 2013 and 2012, respectively, the Bank exceeded all of the aforementioned regulatory capital requirements.

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

At June 30, 2013 and 2012, the Bank was in compliance with regulatory capital requirements as set forth below (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Total Capital to risk weighted assets	$87,289	14.34%	$48,709	8.00%	$60,886	10.00%
Tier 1 (Core) Capital to risk weighted assets	79,600	13.07%	24,354	4.00%	36,532	6.00%
Tier 1 (Core) Capital to adjusted total assets	79,600	10.16%	31,340	4.00%	39,175	5.00%
Tangible Capital to adjusted total assets	79,600	10.16%	11,760	1.50%	0	N/A

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Total Capital to risk weighted assets	$77,332	13.00%	$47,605	8.00%	$59,506	10.00%
Tier 1 (Core) Capital to risk weighted assets	69,787	11.73%	23,802	4.00%	35,704	6.00%
Tier 1 (Core) Capital to adjusted total assets	69,787	8.66%	32,224	4.00%	40,280	5.00%
Tangible Capital to adjusted total assets	69,787	8.66%	12,084	1.50%	N/A	N/A

2012 has been revised to reflect the adjustment described in “Note 2 Adjustment for Freddie Mac Interest.”

NOTE 16—RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2013 were as follows.

Beginning balance	$14,127,747
Effect of changes in the composition of the Board of Directors	(7,357,258)
New loans	2,432,590
Repayments	(5,038,744)

Ending balance	$4,164,335

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

The business relationships between the Company and its directors and directors’ affiliated companies that were considered by the Board of Directors were: (i) current director Mr. Calabrese’s position as the managing partner of Calabrese, Racek and Markos, Inc., a firm that performs appraisals on properties securing loans made by the Bank, and CRM Construction Services, Inc., a firm that provides asset positioning services for the Bank relative to Bank-owned real estate and other assets; and (ii) current director Mr. Fedeli’s position as President and Chief Executive Officer of the Fedeli Group, which acts as the Bank’s agent in connection with its purchase of certain insurance coverage. During the years ended June 30, 2013 and 2012 the Bank paid a total of $48,000 and $56,261, respectively in appraisal fees to CRM and $8,261 and $292,841, respectively, to CRMC for asset positioning services.

NOTE 17—STOCK-BASED COMPENSATION

The 2010 Equity Incentive Plan (the “2010 Plan”) replaced the 2008 Equity Incentive Plan and all remaining available shares from the 2008 Equity Incentive Plan will be available for distribution under the 2010 Plan. Generally, the Company can issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other stock-based compensation under the 2010 PlanGenerally, for incentive stock options, a percentage of the options awarded become exercisable on the date of grant and on each anniversary date of grant, and for nonqualified stock options a percentage of the options awarded become exercisable on each anniversary of the date of grant. The option period expires ten years from the date of grant, except for awards to individuals who own more than 10% of the Company’s outstanding stock. Awards to these individuals expire after five years from the date of grant and are exercisable at 110% of the market price at the date of grant.

Previously, nonqualified stock options have been granted to directors, which vest immediately. The option period expires ten years from the date of grant, and the exercise price is the market price at the date of grant.

For the years ended June 30, 2013, 2012, and 2011, compensation expense of $205,597, $138,785, and $117,203, respectively, was recognized in the income statement related to the vesting of option awards.

As of June 30, 2013, there was $363,000 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period over which this expense is to be recognized is 1.4 years.

The aggregate intrinsic value of all options that were exercisable at June 30, 2013 was $486,000. The aggregate intrinsic value of all options outstanding at June 30, 2013 was $1,315,000. The Company has not issued any stock option awards to directors of the Company since the institution of the regulatory orders detailed in Note 15 – Regulatory Matters.

Options outstanding at June 30, 2013 were as follows:

	Outstanding		Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
$1.39 to $4.42	693,300	8.2	268,765	$2.20
$8.32 to $12.40	141,221	2.1	159,259	$8.45

Total	834,521	7.1	428,024	$4.53

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

A summary of stock-based compensation activity is as follows:

	2013 Total options outstanding
	Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	740,256	$4.15
Forfeited	(42,800)	$2.01
Expired	(40,435)	$8.63
Exercised	(106,500)	$1.84
Granted	284,000	$2.26

Options outstanding, end of year	834,521	$3.67

Options exercisable, end of year	428,024	$4.53

The weighted-average remaining contractual life of options outstanding as of June 30, 2013 was 7.1 years. The weighted-average remaining contractual life of vested options outstanding as of June 30, 2013 was 5.0 years.

No options were exercised in the twelve-month period ended June 30, 2012.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

The fair value for stock options granted to executive officers and certain other employees was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

	2013	2012	2011
Expected weighted average risk-free interest rate	0.83%	2.43%	3.32%
Expected weighted average life (in years)	6.00	6.00	6.00
Expected volatility	56.75%	34.00%	34.00%
Expected dividend yield	0.00%	0.00%	0.00%

The weighted-average fair value of the fiscal 2013 grants was $1.17 per option. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.

There were 420,790 shares of restricted stock issued to directors, executive officers and certain other employees with a weighted average fair value of $1.84 per share at June 30, 2013. The total fair value of restricted shares issued at June 30, 2013 was $773,148. For the years ended June 30, 2013, 2012 and 2011 compensation expense related to the vesting of restricted stock awards of $261,844, $215,813 and $166,124, respectively was recognized. As of June 30, 2013, there was $115,930 of compensation expense related to unvested awards not yet recognized in the financial statements. The weighted-average period of time over which this expense is to be recognized was 1.1 years at June 30, 2013.

A summary of changes in the Company’s restricted stock for the twelve months ended June 30, 2013 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2012	162,333	$303,537
Granted	77,937	157,433
Vested	(132,604)	(259,606)
Forfeited	(5,000)	(8,950)

Nonvested at June 30, 2013	102,666	$192,414

There were 1,963,210 shares available for future issuance under the existing stock plan at June 30, 2013.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

NOTE 18—EARNINGS (LOSS) PER SHARE

The following table discloses earnings (loss) per share for the years ended June 30, 2013, 2012 and 2011, respectively:

	2013
	Net Income (Loss)	Shares	Per Share Amount
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$9,058,090	25,955,006	$0.35
Effect of dilutive securities—stock options and warrants	—	—	—
Diluted earnings (loss) per share:		612,144	($0.01)
Income (loss) available to common shareholders	$9,058,090	26,567,150	$0.34

	2012
	Net Income (Loss)	Shares	Per Share Amount
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$(1,930,822)	25,707,395	$(0.08)
Effect of dilutive securities—stock options and warrants	—	—	—
Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$(1,930,822)	25,707,395	$(0.08)

	2011
	Net Income (Loss)	Shares	Per Share Amount
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$(9,691,120)	25,656,081	$(0.38)
Effect of dilutive securities—stock options and warrants	—	—	—
Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$(9,691,120)	25,656,081	$(0.38)

There were 967,688 options not considered in the diluted earnings per share calculation for the year ended June 30, 2013, because they were not dilutive as the exercise price is higher than the average stock price for the periods. There was no dilution attributable to stock options for the years ended June 30, 2012 and 2011 since the Company was in a net loss position for the periods.

Also included for consideration in the diluted earnings per share calculation for the year ended June 30, 2013, were warrants to acquire common shares issued as part of two separate exchange offerings. The warrants issued on March 16, 2010 included warrants to purchase 1,246,179 common shares, of which 1,083,009 remain unexercised and are exercisable at any time before March 16, 2015 at a price of $1.75 per share. The warrants issued on March 16, 2010 were considered for potential dilution for the year ended June 30, 2013.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

NOTE 19—FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate fair value:

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

Mortgage banking pipeline derivatives. The fair value of loan commitments is measured using current market rates for the associated mortgage loans (Level 2 inputs). The fair value of mandatory forward sales contracts is measured using secondary market pricing for similar product types (Level 2 inputs):

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and 2012 are summarized below:

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
Trust preferred securities	$20,214,199	$—	$20,214,199	$—
Mortgage-backed GSE securities	28,936,340	—	28,936,340	—
Loans held-for-sale	28,835,018	—	28,835,018	—
Interest rate-lock commitments	118,090	—	118,090	—
Liabilities:
Mandatory forward sales contracts	573,401	—	573,401	—

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
FNMA structured note	$2,009,320	$—	$2,009,320	$—
Trust preferred securities	21,261,762	—	21,261,762	—
Mortgage-backed GSE securities	15,386,963	—	15,386,963	—
Loans held-for-sale	25,062,786	—	25,062,786	—
Interest rate-lock commitments	1,773,453	—	1,773,453	—
Liabilities:
Mandatory forward sales contracts	(117,718)	—	(117,718)	—

There were no transfers between Level 1 and Level 2 in the period ended June 30, 2013 or June 30, 2012. The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

Assets measured at fair value on a nonrecurring basis at June 30, 2013 and 2012 are summarized below:

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$2,984,394	$—	$—	$2,984,394
1-4 Family Construction	—	—	—	—
Multi-Family	—	—	—	—
Commercial Real Estate	2,859,282	—	—	2,859,282
Commercial Non-Real Estate	112,011	—	—	112,011
Land	1,136,256	—	—	1,136,256
Real estate owned				—
1-4 Family	2,134,123	—	—	2,134,123
Commercial Real Estate	2,174,939	—	—	2,174,939
Land	2,611,185	—	—	2,611,185
Impaired mortgage servicing rights	7,128,171	—	7,128,171	—

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
1-4 Family	$4,033,385	$—	$—	$4,033,385
1-4 Family Construction	660,862	—	—	660,862
Multi-Family	324,974	—	—	324,974
Commercial Real Estate	5,688,747	—	—	5,688,747
Commercial Non-Real Estate	238,229	—	—	238,229
Land	4,223,074	—	—	4,223,074
Real estate owned
1-4 Family	2,042,573	—	—	2,042,573
Commercial Real Estate	923,262	—	—	923,262
Land	2,914,174	—	—	2,914,174
Impaired mortgage servicing rights	6,499,157	—	6,499,157	—

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $11.7 million after the application of impaired charge-offs of $4.4 million, with a specific valuation allowance of $0.1 million at June 30, 2013. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $26.3 million after the application of impaired charge-offs and impaired recasting of $9.7 million, with a specific valuation allowance of $1.4 million at June 30, 2012. The provision for loan losses related to changes in the fair value of impaired loans was $1.3 million and $.4 million for the years ended June 30, 2013 and 2012, respectively.

Tranches of mortgage servicing rights carried at fair value totaled $7.1 million, which is made up of the outstanding balance of $8.1, net of a valuation allowance of $1.0 million at June 30, 2013. During the year ended June 30, 2013, the Company recognized an impairment charge of $0.2 million. Tranches of mortgage servicing rights carried at fair value totaled $6.5 million, which is made up of the outstanding balance of $7.3 million, net of a valuation allowance of $0.8 million at June 30, 2012. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

Other real estate owned, which is maintained at fair value less costs to sell, had a net carrying amount of $6,920,247 and $7,733,578 at June 30, 2013, and June 30, 2012, respectively. The carrying amount of other real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying amount exceeds the fair value, less estimated selling costs. For the year ended June 30, 2013, the Company recognized a net loss of $0.2 on the disposal of other real estate owned and recorded a provision for other real estate owned losses of $1.1. These direct write-downs recognized for the period are the result of obtaining updated appraisal valuations and reflect declining property values while holding the asset. The Company values all other real estate owned by obtaining updated appraisal valuations every twelve months. There have been no upward adjustments made in determining fair value.

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013:

	Fair value at June 30, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
1-4 Family	$2,984,394	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	0% - 9%
1-4 Family Construction	—	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	0% - 9%
Multi-Family	—	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	0% - 9%
Commercial Real Estate	2,859,282	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	0% - 9%
Commercial Non-Real Estate	112,011	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	0% - 9%
Land	1,136,256	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	0% - 9%
Other real estate owned	6,920,247	Appraisal value - sales comparison approach	Adjustment by management to reflect current conditions and selling costs	9% - 19%
Impaired mortgage servicing rights	7,128,171	Discounted Cash Flow	Discount Rate	N/A

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and are hedged with derivative instruments, and the Company believes the fair value is the best indicator of the valuation of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of June 30, 2013 and 2012.

As of June 30, 2013 and 2012, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

	2013	2012
Aggregate fair value	$28,835,018	$25,062,786
Contractual balance	28,115,513	24,324,044
Gain (loss)	719,505	738,742

The total amount of gains (losses) from changes in fair value included in earnings for the years ended June 30, 2011, 2012 and 2013 for loans held for sale were ($142,208) $556,778 and ($19,237).

The carrying amounts and estimated fair values of financial instruments at June 30, 2013 were as follows:

		Fair Value Measurements at June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and amounts due from financial institutions	$22,760	$22,760	$—	$—	$22,760
Interest-bearing deposits	77,825	77,825	—	—	77,825
Securities available for sale	49,151	—	49,151	—	49,151
Loans receivable, net	535,818	—	—	561,101	561,101
Loans receivable held for sale, net	28,835	—	28,835	—	28,835
Federal Home Loan Bank stock	12,811	N/A	N/A	N/A	N/A
Accrued interest receivable	1,944	—	126	1,818	1,944
Commitments to make loans intended to be sold	118	—	118	—	118
Mandatory forward sale contract	573	573	—	—	573

Liabilities:
Demand deposits and savings	(303,850)	(303,850)	—	—	(303,850)
Time deposits	(326,764)	—	(327,789)	—	(327,789)
Notes payable	(939)	—	(939)	—	(939)
Advances from the Federal Home Loan Bank	(35,000)	—	(36,561)	—	(36,561)
Accrued interest payable	(116)	(31)	(85)	—	(116)

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

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

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

Federal Home Loan Bank stock. It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

NOTE 20—PARENT COMPANY

The following are condensed statements of financial condition as of June 30, 2013 and 2012 and related condensed statements of operations and cash flows for the years ended June 30, 2013, 2012 and 2010 for the parent company.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2013	2012
Cash and amounts due from depository institutions	$990,840	$348,883
Prepaid expenses and other assets	2,822,059	2,817,484
Investment in Bank subsidiary	80,063,468	69,315,485
Investment in non-Bank subsidiaries	785,648	5,915,618

Total assets	$84,662,015	$78,397,470

Accrued expenses and other liabilities	$3,630,729	$8,866,339
Stockholders’ equity	81,031,286	70,130,876

Total liabilities and stockholders’ equity	$84,662,015	$78,997,215

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

CONDENSED STATEMENTS OF OPERATIONS

	2013	2012	2011
Income:
Mortgage banking activities	$—	$—	$—
Gain on cancellation of subordinated debt	—	—	—

	—	—	—

Expenses:
Interest expense	—	—	—
General and administrative	1,224,164	331,883	385,073

	1,224,164	331,883	385,073

Income (loss) before federal income taxes and equity in undistributed net income of subsidiaries	(1,224,164)	(331,883)	(385,073)
Federal income tax benefit (expense)	232,846	152,455	130,924

Income (loss) before equity in undistributed net income of subsidiaries	(991,318)	(179,428)	(254,149)
Equity in undistributed net income (loss) of subsidiaries	10,049,408	(1,751,394)	(9,436,971)

Net income (loss)	$9,058,090	$(1,930,822)	$(9,691,120)

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

CONDENSED STATEMENTS OF CASH FLOWS

	2013	2012	2011
Operating activities:
Net income (loss)	$9,058,090	$(1,930,822)	$(9,691,120)
Equity in undistributed net loss (income) of subsidiaries	(9,149,408)	1,751,394	9,436,971
Gain on cancellation of subordinated debt	—	—	—
Other, net	(371,396)	1,350,759	(128,778)

Net cash from (used in) operating activities	(462,714)	1,171,331	(382,927)

Investing activities:
Advance (to) from subsidiary	4,498,450	(763,359)	(1,102,217)
Investment in subsidiary	(3,625,000)	(3,000,000)	(4,000,000)

Net decrease in cash from (used in) investing activities	873,450	(3,763,359)	(5,102,217)

Financing activities:
Proceeds from common stock issuance	231,221	—	—

Net cash from financing activities	231,221	—	—

Net increase (decrease) in cash and cash equivalents	641,957	(2,592,028)	(5,485,144)
Cash and cash equivalents at beginning of year	348,883	2,940,911	8,426,055

Cash and cash equivalents at end of year	$990,840	$348,883	$2,940,911

PVF CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2013, 2012 and 2011

NOTE 21 — EMPLOYEE BENEFIT PLANS

401(k) Savings Plan: Employees who have reached age 18 and have completed three months of eligibility service are eligible to participate in the Company’s 401(k) Savings Plan. The plan allows eligible employees to contribute up to 50% of their compensation with the Company matching up to 50% of the first 4% contributed by the employee, as determined by the Company for the contribution period. The plan also permits the Company to make a profit sharing contribution at its discretion of up to 4% of the employee’s compensation. Participants vest in the Company’s contributions ratably over six years.

The total of the Company’s matching and profit sharing contribution cost related to the plan for the years ended June 30, 2013, 2012 and 2011 was $0.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

PVF maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to PVF’s management, including the Company’s principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, PVF carried out an evaluation, with the participation of management, including its principal executive officer and principal accounting officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PVF disclosure controls and procedures were effective as of June 30, 2013.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with U.S. generally accepted accounting principles. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting, management assessed PVF’s system of internal control over financial reporting as of June 30, 2012, in relation to criteria for effective internal control over financial reporting as described in “1992 Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

With the supervision and participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of PVF’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that PVF Capital Corp. maintained effective internal control over financial reporting as of June 30, 2013.

/s/ James H. Nicholson	/s/ Robert J. King, Jr.
James H. Nicholson	Robert J. King, Jr.
Chief Financial Officer	President and Chief Executive Officer

Changes in Internal Control Over Financial Reporting

Management previously concluded that as of December 31, 2012, the Company’s internal control over financial reporting was not effective because management identified a material weakness. During the quarter ended December 31, 2012, the Company identified that it was not properly adjusting for the interest on residential mortgage loans originated and sold into the secondary market whereby interest was advance to Freddie Mac for the period from the first day of the month until the date of settlement with Freddie Mac to ensure a whole payment is subsequently remitted by the Company to Freddie Mac. Such amounts should have been reversed from interest income and included in the liability account of funds due Freddie Mac. It was determined that the adjustments were not made beginning August 2011.

As a result management determined that we were required to record a charge to interest income totaling $753,229, of this, $599,745 related to the prior fiscal year ended June 30, 2012 and the remaining $153,484 related to the quarter ended September 30, 2012. We adjusted our opening retained earnings for 2013 for the item described above as reflected in the consolidated financial statements contained in this form 10-K and consider these adjustments to be immaterial in prior periods.

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

Management believes these changes contributed to the remediation of the material weakness in internal control over financial reporting that was in existence at December 31, 2012. Other than discussed above there were no significant changes in the Company’s internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonable likely to affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of the PVF Capital and the Bank. The directors are currently divided into two classes, with each director to be elected for two year terms and until the director’s successor is duly elected and qualified. Executive officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

Name	Age	Position Held with Company

Robert J. King, Jr.	58	President, Chief Executive Officer and Director or PVF and Park View Federal

Jeffery N. Male	64	Executive Vice President and Secretary of PVF and Executive Vice President and Chief Residential Officer of Park View Federal

James H. Nicholson	51	Executive Vice President and Chief Financial Officer of PVF and Park View Federal

Mary Ann Stropkay	41	Senior Vice President and Chief Credit Officer of Park View Federal

Mark D. Grossi	59	Chairman of the Board

Steven A. Calabrese	52	Director

Umberto P. Fedeli	53	Director

Richard R. Hollington, III	49	Director

Frederick D. DiSanto	51	Director

Stuart D. Neidus	62	Director

Robert J. King, Jr. has served as a director, President and Chief Executive Officer of PVF Capital and the Bank since September 2009. Prior to joining PVF Capital, Mr. King was senior managing director of FSI Group, LLC, a private equity operation focused on investing in the financial sector. Prior to that, Mr. King held numerous positions with Fifth Third Bank, which he joined in 1975. During his tenure with the Cincinnati-based financial institution, Mr. King served in various positions, including vice president of Institutional Asset Administration, director of marketing, commercial lending officer, customer service manager and marketing research specialist. In 1989, Mr. King joined Fifth Third Bank (Northeastern Ohio) as an executive vice president and was promoted to president and CEO the following year. In 1997, Fifth Third Bank’s board of directors appointed Mr. King chairman of the board of Fifth Third Bank (Northeastern Ohio), a position he held until his retirement in 2004. Mr. King was also an executive vice president of Fifth Third Bancorp and regional president of Fifth Third affiliate banks in Toledo, Dayton, Columbus and southern Ohio. Mr. King currently serves on the boards of directors of United Way Services, The Diversity Center, Ursuline College, Cleveland Development Partners, Musical Arts Association and Cleveland Area Boy Scouts. Mr. King is a director of The Andersons, Inc., Shiloh Industries, Inc., MTD, Inc., and Medical Mutual. The Board of Directors believes that the attributes, skills and qualifications Mr. King has developed through his education and experiences in the banking and financial services industries, as well as his significant leadership position with PVF Capital, allow him to provide continued business and leadership insight to the Board of Directors.

Jeffery N. Male has been with Park View Federal since 1973. He has served in various capacities, including supervisor of the construction loan department, personnel director and manager of the collection, foreclosure and REO departments. Mr. Male was named Executive Vice President of Park View Federal in 2000. In 1986 Mr. Male was named Senior Vice President in charge of residential lending operations. He was named Vice President and Secretary of PVF upon its organization in 1994 and continues to serve in that position.

James H. Nicholson has served as Chief Financial Officer of PVF and Park View Federal since November 2009. From 2006 to 2009, Mr. Nicholson served Huntington Bank in several capacities, including regional chief operating officer (Akron/Canton Region) and regional president and chief operating officer (Eastern Ohio Region). Mr. Nicholson previously served as Executive Vice President and Chief Operating Officer of Unizan Financial Corp. and President and Chief Executive Officer and director of Unizan Bank, National Association from 2002 until Huntington Bancshares, Inc.’s acquisition of Unizan Financial in 2006. Previously, Mr. Nicholson’s served BancFirst Ohio Corp.

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

Mary Ann Stropkay was appointed Senior Vice President and Chief Credit Officer in August 2010. Previously, Ms. Stropkay served as President and Chief Executive Officer of Shore Bank Enterprise Cleveland, a 501(c)3 Community Development Finance Institution from 2007 to 2010. Ms. Stropkay served as a Senior Vice President in wealth management at FirstMerit Bank from 2005 to 2007. Prior to that, Ms. Stropkay served in a variety of capacities at National City Corporation from 1993 to 2005.

Mark D. Grossi was named Chairman of the Board of PVF Capital and the Bank in January 2009. Since 2004, Mr. Grossi has been providing consulting services to financial services companies. From 1992 to 2004, Mr. Grossi served as Executive Vice President, Chief Retail Banking Officer and member of the Board of Directors of Charter One Bank, N.A. Prior to joining Charter One, Mr. Grossi was President and Chief Executive Officer and member of the Board of Directors of First American Savings Bank from 1987 to 1992. Mr. Grossi serves as a trustee for Walsh University, the Greater Cleveland Boy Scouts of America and Lake Ridge Academy. Mr. Grossi earned his Bachelor of Science in Business from Miami University and holds a Masters of Business Administration from Cleveland State University. During the past five years, Mr. Grossi served as a director of Energy, Inc. and the John D. Oil and Gas Company. The Nominating and Governance Committee believes that the attributes, skills and qualifications Mr. Grossi has developed through his educational background and his professional experiences in retail and commercial banking, as well as his knowledge of the northeast Ohio business community and markets, allow him to provide continued financial and regional business expertise to the Board of Directors.

Steven A. Calabrese has served as a director of PVF Capital and the Bank since October 2008. Mr. Calabrese is the managing partner of Calabrese, Racek and Markos, Inc., which operates a number of commercial real estate companies in Cleveland, Ohio and Tampa, Florida. The firm specializes in evaluation, market research and reporting, management, construction and development services for commercial and industrial real estate. During his 30+ years of real estate and investment experience, Mr. Calabrese has provided leadership on multiple public, private and philanthropic boards. These include real estate investment trusts, financial institutions, utility companies, major healthcare facilities and academic boards. During the past five years, Mr. Calabrese served as a director of Energy, Inc. and the John D. Oil and Gas Company. The Board of Directors believes that the attributes, skills and qualifications Mr. Calabrese has developed through his extensive experience in the real estate field, as well as his knowledge of the northeast Ohio business community and markets, and his experience as a director of PVF Capital, allow him to provide continued local business and real estate expertise to the Board of Directors and has nominated him for re-election.

Umberto P. Fedeli has served as a director of PVF Capital and the Bank since November 2008. Mr. Fedeli has served since 1988 as President and Chief Executive Officer of The Fedeli Group, a privately held insurance brokerage firm in Independence, Ohio. Mr. Fedeli is a member of the Board of Directors of the Cleveland Clinic Foundation and is currently serving as their Chairman of Government Relations. Mr. Fedeli also serves on the Board of Trustees of John Carroll University, is a trustee of the Cleveland Catholic Diocese Foundation, and trustee of the Northern Ohio Italian American Foundation, a charitable organization that he helped establish in 1995. Mr. Fedeli is a graduate of John Carroll University. The Board of Directors believes that the attributes, skills and qualifications Mr. Fedeli has developed through his extensive experience in the insurance industry, as well as his knowledge of the northeast Ohio business community and markets, and his experience as a director of PVF Capital, allow him to provide continued business and leadership insight to the Board of Directors and has nominated him for re-election.

Richard R. Hollington, III has served as a director of PVF Capital and the Bank since May 2010. Mr. Hollington is the current President of CapitalWorks, LLC, an alternative asset manager with two private investment funds. Mr. Hollington’s responsibilities include day-to-day management for CapitalWorks and all of its products, developing and maintaining relationships with investors and financial intermediaries, sourcing and executing acquisition opportunities and stewarding portfolio company investments. Prior to joining CapitalWorks, Mr. Hollington founded RRH Management LLC to acquire and grow high quality manufacturing or distribution businesses in Northeastern Ohio. Before forming RRH Management, Mr. Hollington spent 11 years in banking as a member of the executive management team of Sky Financial Group and its predecessors, where he led wealth management, insurance and banking business units and was responsible for the integration of several bank acquisitions. Mr. Hollington has also worked for McKinsey & Company, in its Cleveland, San Francisco and London offices, providing strategy development and performance improvement initiatives with energy, heavy industry, steel, food, and research and development companies. Earlier still, Mr. Hollington was in corporate finance with Cleveland-based McDonald Investments, working on public offerings, mergers and acquisitions and venture capital transactions. Mr. Hollington is currently a director of Advanced Hydro Solutions, a developer of hydroelectric facilities, Premium Plastic Solutions, a plastics custom blow molder, and KKSP Precision Machining, and a trustee of University School. The Board of Directors believes that the attributes, skills and qualifications Mr. Hollington has developed through his extensive experiences in the financial services and investment banking industries, as well as his knowledge of the northeast Ohio business community and markets, allow him to provide continued business and leadership insight to the Board of Directors and has nominated him for re-election

Frederick D. DiSanto has served as a director of PVF Capital and the Bank since July 2010. Since January 2006, Mr. DiSanto has served as the Chief Executive Officer of Ancora Advisors, LLC, a registered investment advisor since January 2006. Mr. DiSanto served as Executive Vice President and Manager of Fifth Third Bank’s Investment Advisors Division from 2000 to 2006, overseeing investment management, private banking, trust and banking services. From 1998 until 2000, Mr. DiSanto served as President and Chief Operating Officer of Maxus Investment Group and was responsible for the marketing, sales, financial and general operations. Prior to that, Mr. DiSanto served as managing partner of Gelfand Partners Asset Management from 1991 until its merger with Maxus Investment Group in 1997. Mr. DiSanto began his investment career in 1985 with McDonald Investments. Mr. DiSanto currently is a director of Parts Associates Inc., an MRO distributor, W.F. Hann & Sons, an HVAC Company, and Netnowledge, Inc. dba Thin Solutions, an IT services company. In addition, Mr. DiSanto serves as Chairman of the Greater Cleveland Sports Commission and on the Board of Directors of Boys Hope Girls Hope of Northeast Ohio and John Carroll University. Mr. DiSanto earned his Bachelor degree in Management Science and his Masters of Business Administration from Case Western Reserve University. The Nominating and Governance Committee believes that the attributes, skills and qualifications Mr. DiSanto has developed through his educational background and professional experiences in the financial services and investment banking industries, as well as his knowledge of the northeast Ohio business community and markets, allow him to provide continued financial and regional business expertise to the Board of Directors.

Stuart D. Neidus has served as a director of PVF Capital and the Bank since 1996. Mr. Neidus is the current Chairman and Chief Executive Officer of Anthony & Sylvan Pools Corporation, a company that operates in the leisure industry and is one of the nation’s largest in-ground residential concrete swimming pool installers. Previously, Mr. Neidus served as President and a director of Parkwood Corporation, a private financial services company that is based in Cleveland, Ohio, from October 2009 to August 2010, during which time he continued in his roles of Chairman and Chief Executive Officer of Anthony & Sylvan Pools Corporation in a part-time capacity. Prior to serving with Anthony & Sylvan Pools Corporation, Mr. Neidus served as Executive Vice President and Chief Financial Officer of Essef Corporation from September 1996 until Anthony & Sylvan’s split-off from Essef in August 1999. Prior to joining Essef Corporation, Mr. Neidus held various positions at Premier Industrial Corporation from 1992 until 1996, including serving as Executive Vice President. Prior to that, Mr. Neidus spent 19 years with the international accounting firm of KPMG LLP, serving as an audit partner from 1984 until 1992. Mr. Neidus has served as a board member and on advisory committees of many nonprofit and civic organizations over the years. In addition, Mr. Neidus currently serves as a director of Parkwood Corporation. The Board of Directors believes that the attributes, skills and qualifications Mr. Neidus has developed through his educational background in business and accounting, his business and leadership experiences, as well as his knowledge and experience as a director of PVF Capital, allow him to provide continued accounting, business and corporate governance expertise to the Board of Directors.

Family Relationships

There are no family relationships among the directors and executive officers of our Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires PVF Capital’s officers and directors, and persons who own more than ten percent of its common shares, to file reports of ownership and changes in ownership with the Commission. To PVF Capital’s knowledge, based solely on its review of the copies of such forms received by the Company during the fiscal year ended June 30, 2013, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common shares failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

PVF has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees. The Code is posted on PVF’s website at www.parkviewfederal.com/investor/governance. Amendments to the Code and waivers of the provisions of the Code will also be posted on PVF’s website.

Procedures for Recommending Director Nominees

There were no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors during the period covered by this Annual Report on Form 10-K.

Audit Committee

PVF Capital has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the fiscal year ended June 30, 2013, the Audit Committee met periodically to examine and approve the audit report prepared by PVF Capital’s independent registered public accounting firm, to review and appoint the independent registered public accounting firm to be engaged by the Company, to review the internal audit function and internal accounting controls and to review and approve various policies. The Board of Directors has determined that one member of the Audit Committee, Stuart D. Neidus, qualifies as an “audit committee financial expert” as defined in Section 407(d) of Regulation S-K promulgated by the Commission. Mr. Neidus acquired these attributes through education and experience in the areas of business and accounting. Mr. Neidus is “independent,” as independence for audit committee members is defined under applicable Nasdaq listing standards. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on PVF Capital’s website www.parkviewfederal.com/investor/governance. The Audit Committee and the Board of Directors review the charter periodically to ensure the scope of the charter is consistent with the Audit Committee’s expected role.

Item 11.	Executive Compensation

Summary Compensation

The following information is furnished for the individuals who served as the principal executive officer of the Company for the 2013 fiscal year and for the three other most highly compensated executive officers of the Company who were serving as executive officers on June 30, 2013 and whose total compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Non-equity incentive plan compensation ($) (1)	Stock Awards($) (2)	Option Awards($) (2)	All Other Compensation($)		Total ($)
Robert J. King, Jr.	2013	300,000	274,203		98,600	24,600		697,403
President and Chief Executive Officer	2012	300,000	56,250	56,250	55,300	24,600	(3)	492,400
Jeffrey N. Male	2013	149,350	95,555		29,000	10,947		284,852
Executive Vice President and Secretary	2012	145,000	19,000	19,000	19,750	19,357	(4)	222,107
James H. Nicholson	2013	180,250	115,325		40,600	—		336,175
Executive Vice President Chief Financial Officer	2012	175,000	23,000	23,000	23,700	—		244,700
Lonnie Shiffert (5)	2013	180,250	115,325		40,600	—		336,175
Executive Vice President —Corporate Banking	2012	175,000	23,000	23,000	23,700	—		244,700

(1)	Amounts shown for 2013 represent bonus payments made on October 8, 2012.
(2)

Amounts shown reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards granted during such fiscal year. Assumptions used in the calculation of these amounts are included in Note 17 “Stock-Based Compensation” to the Consolidated Financial Statements included in PVF Capital’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The stock option stock appreciation rights vest ratably on the first three anniversaries of the grant date.

(3)	Amount represents reimbursement payments for medical insurance premiums.
(4)	Amount represents payments made on Mr. Male’s behalf for country club dues.
(5)	Mr. Shiffert resigned from his position as Executive Vice President of Corporate Banking at Park View Federal Savings Bank, the Company’s wholly owned subsidiary, effective July 12, 2013.

2013 Incentive Plan

On November 30, 2011 the Company received non-objection from the OCC for the adoption of an annual incentive plan (the “Incentive Plan”) for the Company’s executive officers, including its Named Executive Officers (“NEOs”), and the officers and other key employees of its wholly-owned subsidiary, Park View Federal Savings Bank (the “Bank”).

The Incentive Plan sets forth target bonus amounts for each participating executive officer, expressed as a percentage of base salary, and provides for awards ranging from 50% (threshold) to 200% (maximum) of target. The target bonus awards under the Incentive Plan for each of the Company’s NEOs are as follows:

Named Executive Officers	2013 Target Bonus Opportunity
Robert J. King, Jr	50%
Jeffrey N. Male	35%
James H. Nicholson	35%
Lonnie Shiffert	35%

For each of the NEOs, 100% of each executive’s 2013 bonus opportunity was dependent upon the achievement of pre-established corporate performance metrics and, with the exception of Mr. King, subject to upward or downward adjustment based upon individual performance. Pursuant to the Incentive Plan, corporate performance was evaluated based upon the following metrics, each of which with a one-half weighting: (i) level of adversely classified assets (ii) net income). In addition, the Incentive Plan includes a circuit breaker component that required the Company to maintain certain regulatory capital levels in order for any award to be paid. For NEOs other than Mr. King, 50% of each executive’s annual bonus award is subject to adjustment from 0 to 125% based upon individual performance. Awards earned under the Incentive Plan were settled in cash.

Outstanding Equity Awards at Fiscal Year End 2013

The following table provides certain information with respect to the number of shares of PVF Capital represented by outstanding restricted stock awards and stock options held by the named executive officers as of June 30, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Robert J. King, Jr.	50,000	25,000	(2)	1.7899	12/29/2020	—		—
		85,000	(7)	2.2200	12/10/2022	—		—
	—	—		—	—	96,000	(3)	384,000
	11,667	23,334	(4)	1.5800	11/30/2021	—		—
Jeffrey N. Male	4,300			4.0200	11/02/2013	—		—
	13,333	6,667	(2)	1.7899	12/29/2015	—		—
		25,000	(7)	2.2200	12/10/2022
	4,166	8,334	(4)	1.5800	11/30/2016	—		—
James H. Nicholson	10,000	—		1.8700	11/09/2019	—		—
	—	10,000	(2)	1.7899	12/29/2020	—		—
	—	—		—	—	3,334	(6)	13,336
		35,000	(7)	2.2200	12/10/2022
	5,000	10,000	(4)	1.5800	11/30/2021	—		—
Lonnie Shiffert	30,000	—		1.9400	11/12/2019	—		—
	—	10,000	(2)	1.7899	12/29/2020	—		—
	—	—		—	—	3,334	(6)	13,336
		35,000	(7)	2.2200	12/10/2022
	—	10,000	(4)	1.5800	11/30/2021	—		—

(1)	Market value computed using $4.00, the closing price of PVF Capital’s common shares on June 30, 2013.
(2)	Award of stock options, which vest on December 29, 2013.
(3)	Award of restricted shares, one- half of which vest on each of September 10, 2013 and 2014.
(4)	Award of restricted shares, one-half of which vest on each of November 30, 2013 and 2014.
(6)	Award of restricted shares, which vest on December 29, 2013.
(7)	Award of stock option, stock appreciation rights, one third of which vest on each of December 10, 2013, 2014 and 2015.

DIRECTOR COMPENSATION

As approved by the OCC and the Fed in November and December 2011, non-employee directors of the Company were eligible to receive the following compensation for fiscal 2013:

•	an annual cash retainer of $12,000 for each director; and

•	a supplemental equity grant of 3,750 shares for each director.

In addition, directors received the following cash retainers for Board committee service:

•	$2,500 retainer for Audit Committee and Director Loan Committee members;

•	$1,500 retainer for Compensation Committee members; and

•	$1,000 retainer for Nominating and Governance Committee members.

Finally, directors with significant additional duties received the following additional retainers:

•	$12,000 retainer for the Chairman of the Board;

•	$5,000 retainer for the Audit Committee and Director Loan Committee chairpersons;

•	$3,000 retainer for the Compensation Committee chairperson; and

•	$2,000 retainer for the Nominating and Governance Committee chairperson.

Directors were entitled to elect to receive the annual retainer and committee fees in the form of restricted shares, determined and granted at the beginning of the service period and vested at the end of the service period. Only a single election which applies to both the annual retainer and committee fees could be made. The same compensation arrangements have been continued for fiscal year 2014.

Directors who are also employees of the Company are not compensated separately for service as directors.

The following table sets forth the compensation paid to our non-employee directors for fiscal year 2013.

Director Compensation

	Fees Earned or Paid in Cash ($))	Stock Awards ($) (1)	Total ($)
Marty E. Adams (2)	—	27,072	27,072
Steven A. Calabrese	—	22,072	22,072
Frederick D. DiSanto	—	23,571	23,571
Umberto P. Fedeli	21,426	—	21,426
Mark D. Grossi	—	34,071	34,071
Richard R. Hollington, III	—	26,072	26,072
Stuart D. Neidus	—	24,573	24,573

(1)	Each award was granted on July 2, 2012 as compensation for service for the fiscal year ended June 30, 2013. Each award fully vested on July 2, 2013.
(2)	Mr. Adams resigned as director effective February 26, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups beneficially owning in excess of 5% of PVF Capital’s common shares are required to file certain reports with respect to such ownership pursuant to the Exchange Act. The following table sets forth, as of September 26, 2013, certain information as to the common shares beneficially owned by the only persons known to PVF Capital to beneficially own more than 5% of the common shares, by each of the Company’s directors and nominees, by the non-director executive officers of PVF Capital named in the Summary Compensation Table set forth under the caption “Executive Compensation” and by all executive officers and directors of the Company as a group.

Beneficial Ownership Table

Name (1)	Total Beneficial Ownership (2)		Percent of Outstanding (3)
Directors, Executive Officers and Nominees
Steven A. Calabrese	1,815,182	(4)	6.9%
Frederick D. DiSanto	283,385	(5)	1.1%
Umberto P. Fedeli	2,626,020	(6)	9.9%
Mark D. Grossi	153,967	(7)	*
Richard R. Hollington, III	2,501,960	(8)	9.6%
Robert J. King, Jr.	764,419	(9)	2.9%
Stuart D. Neidus	179,985	(10)	*
James H. Nicholson	95,953	(11)	*
Jeffrey N. Male	608,048	(12)	2.3%
All Directors and executive officers as a group (9 persons)	9,028,919		35%
5% Or Greater Shareholders
Umberto P. Fedeli 5005 Rockside Road, Crown Centre Building, Fifth Floor, Independence, Ohio 44131-8003	2,648,910	(6)	9.9%
Short Vincent Partners II, L.P. CapitalWorks SVP II LLC, CapitalWorks LLC and Richard R. Hollington, III, 1111 Superior Avenue, Suite 970, Cleveland, Ohio 44114	2,436,610	(8)	9.2%
Steven A. Calabrese CCAG Limited Partnership and the Steven A. Calabrese Profit Sharing Trust, 30000 Aurora Road, Solon, Ohio 44139	1,815,182	(4)	6.7%

*	Denotes ownership of less than 1%.
(1)	Unless otherwise noted, all directors and executive officers of PVF Capital have the Company’s address: 30000 Aurora Road, Solon, Ohio 44139.
(2)

In accordance with Rule 13d-3 under the Securities Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any common shares if he has or shares voting or investment power with respect to such common shares or has a right to acquire beneficial ownership at any time within 60 days from [•], 2013. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to the listed shares. The amount also includes the following number of restricted shares, which may be voted, but not disposed, by the applicable executive officer or director: (i) 96,000 by Mr. King; (ii) 3,334 by Mr. Nicholson; (iii) 3,334 by Mr. Shiffert; (iv) 10,927 by Mr. Calabrese, (v) 11,669 by Mr. DiSanto, (vi) 16,867 by Mr. Grossi, (vii) 12,907 by Mr. Hollington, (viii) 12,165 by Mr. Neidus; and (v) 167,203 by all directors and executive officers as a group.

(3)

For all directors and executive officers, the percentage of class is based upon the sum of 26,081,460 common shares outstanding on [September 26], 2013 and the number of common shares, if any, as to which the named individual or group has the right to acquire beneficial ownership upon the exercise of options or warrants within 60 days of [September 26], 2013. As a group, all executive officers and directors have the right to acquire 776,776 common shares upon exercise of options or warrants.

(4)

The amount includes 213,697 shares owned by the Steven A. Calabrese Profit Sharing Trust, 1,091,148 shares owned by CCAG Limited Partnership; 83,362 shares held by trusts for the benefit of Mr. Calabrese’s children, over which he has sole voting and investment power; and 8,460 shares held by Mr. Calabrese’s children in IRAs. The amount also includes 5,000 shares underlying vested options, 280,060 shares underlying warrants and 61,522 shares owned by his wife, over which Mr. Calabrese has shared voting and investment power. Mr. Calabrese disclaims beneficial ownership of the shares owned by his wife.

(5)

The amount includes 70,154 shares held by Mr. DiSanto in an IRA, 30,447 shares owned by JPD Management LLC, 20,339 shares owned by Anden, Inc., 36,695 shares owned by Mr. DiSanto’s wife, 28,815 shares owned by his son and 3,480 shares owned by his son’s IRA.

(6)

The amount includes 28,431 shares owned by the Fedeli Family Charitable Foundation, of which Mr. Fedeli is the president, 2,543 shares owned by his wife’s IRA and shares underlying vested warrants. Mr. Fedeli disclaims beneficial ownership of the shares owned by his wife’s IRA. On June 23, 2010, Mr. Fedeli entered into a letter agreement with PVF Capital, pursuant to which he agreed he would keep his ownership level, including shares he acquires upon the exercise of warrants, at or below 9.9% of the outstanding common shares of the Company unless he has received the prior approval or non-objection of the Office of the Comptroller of the Currency. As a result of the execution of the letter agreement, based upon the number of common shares outstanding as of June 27, 2013, the number of shares Mr. Fedeli may be deemed to own upon the exercise of warrants is limited to 181,100 of the 248,942 total PVF Capital common shares subject to warrants held by Mr. Fedeli.

(7)	The amount includes 118,208 shares owned by Westwood Douglas LLC, over which Mr. Grossi has sole voting and investment power.
(8)

According to the Schedule 13D filed with the Commission on April 1, 2010, filed jointly by Mr. Hollington and Short Vincent Partners II, L.P., the amount includes 2,436,610 shares over which Mr. Hollington has shared voting and investment power with Short Vincent Partners II, L.P. and 7,006 shares over which Mr. Hollington has sole voting and investment power. Short Vincent Partners II, L.P.’s general partner is CapitalWorks SVP II LLC, a subsidiary of CapitalWorks LLC. Mr. Hollington is the president of CapitalWorks SVP II LLC. The amount includes 31,117 shares underlying vested warrants.

(9)	The amount includes 434,382 shares held by a trust of which Mr. King is trustee, 124,471 shares underlying vested warrants and 61,666 shares underlying vested options.
(10)

The amount includes 6,903 shares owned by Mr. Neidus’ wife, 18,842 shares owned by his daughters’ IRAs, 8,006 shares owned directly by Mr. Neidus’ daughter over which he has a general power of attorney and 14,060 shares underlying options.

(11)	The amount includes 5,000 shares underlying vested options.
(12)

The amount includes 58,220 shares held by the 401(k) Plan, as to which Mr. Male has sole voting and shared investment power, 389,763 shares held by revocable trusts of which Mr. Male is co-trustee and shares voting and investment power, 30,076 shares owned by Mr. Male’s wife’s IRA and 21,799 shares underlying vested options.

The following table sets forth certain information with respect PVF’s equity compensation plans as of June 30, 2013:

	(a) Number of securities to be issued upon exercise of outstanding options (1)	(b) Weighted- average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	428,024	$4.53	1,963,210
Equity compensation plans not approved by security holders	—	—	—

Total	428,024	$4.53	1,963,210

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

Certain Relationships and Related Transactions

Indebtedness of Management

During fiscal 2013, certain current directors and executive officers of PVF Capital, and their associates, were customers of, and had banking transactions with, subsidiaries of PVF Capital, including the Bank. Extensions of credit by PVF Capital and the Bank to their directors and executive officers are regulated by Regulation O adopted under the Federal Reserve Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Pursuant to Regulation O, loans by the Bank to directors and executive officers must be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions with non-affiliated persons, and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, Regulation O requires that loans above the greater of $25,000, or 5% of the Bank’s unimpaired capital and surplus (i.e., up to $4.6 million at June 30, 2013), to such persons must be approved in advance by a disinterested majority of the Bank’s Board of Directors. Finally, Regulation O sets additional limitations on loans to executive officers, unless the loan is for certain stipulated purposes or is secured in a stipulated manner. Specifically, loans to executive officers may not exceed 2.5% of the Bank’s unimpaired capital and surplus or $25,000, whichever is larger, and in no event may the total exceed $100,000.

At June 30, 2013, the aggregate amount of loans by the Bank to executive officers and directors was $4.2 million, representing 4.5% of shareholders’ equity. These loans were made in compliance with the provisions of Regulation O and were performing according to their original terms at June 30, 2012. All loans made by the Bank to its directors and executive officers and members of their immediate families were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Transactions with Related Persons

Pursuant to its charter, the Audit Committee of the Board of Directors has the responsibility to review all related party transactions for potential conflict of interest situations on an ongoing basis and to determine whether to approve such transactions. The Audit Committee has adopted a comprehensive written policy for the review of certain transactions with related persons that are required to be reported under applicable federal securities laws. The policy requires Audit Committee review of certain transactions with a director, nominee for director or executive officer, or any immediate family member or entity controlled by any such person (collectively, a “Related Person”). The transactions that require review are financial transactions or relationships (including charitable contributions and indebtedness) where the aggregate amount involved will, or may be expected to, exceed $120,000 in any calendar year, the Company is, will be, or may be, expected to be a participant and any Related Person has or will have a direct or indirect material interest. In considering whether to recommend approval of a transaction, the Audit Committee will consider: (i) whether the terms of the transaction are at least as favorable to PVF Capital as those that might be achieved with an unaffiliated third party; (ii) the size of the transaction and the amount of consideration payable to the Related Person; (iii) the nature of the interest of the Related Person; (iv) whether the transaction may involve a conflict of interest as defined in the Company’s Code of Ethics; and (v) whether the transaction involves the provision of goods or services to PVF Capital that are available from unaffiliated third parties. The Audit Committee’s recommendations with respect to Related Person transactions are then submitted for consideration by the full Board of Directors, which decides whether to approve any covered transaction. Additionally, PVF Capital’s Code of Ethics provides that all executive officers and directors must disclose any private interest that presents the possibility of a conflict of interest with the Company, the Bank and/or their respective affiliates.

Since July 1, 2011, the Board of Directors evaluated and approved the following relationships:

•

Director Steven A. Calabrese is the managing partner of CRM, a firm that performs appraisals on properties securing loans made by the Bank, and CRMC, a firm that provides asset positioning services for the Bank relative to Bank-owned real estate and other assets. During fiscal years 2012 and 2013, the Bank paid a total of $56,261 and $48,000, respectively, in appraisal fees to CRM and $292,841 and $8,261, respectively, to CRMC for asset positioning services.

Corporate Governance—Director Independence

The Board of Directors of PVF Capital is currently comprised of seven members. The only current director of PVF Capital who has not been deemed independent by the Board of Directors is Robert J. King, Jr, the Company’s President and Chief Executive Officer. In assessing the independence of directors, the Board of Directors considered the business relationships between PVF Capital and its directors or their affiliated businesses, other than ordinary banking relationships. Where business relationships other than ordinary banking relationships existed, the Board determined that none of the relationships between PVF Capital and their affiliated businesses impaired the directors’ independence because the amounts involved were immaterial to the directors or to those businesses when compared to their annual income or gross revenues. The business relationships between PVF Capital and its directors or the directors’ affiliated companies that were considered by the Board of Directors were: (i) Mr. Calabrese’s position as the managing partner of Calabrese, Racek and Markos, Inc. (“CRM”), a firm that performs appraisals on properties securing loans made by PVF Capital’s subsidiary bank, Park View Federal Savings Bank (the “Bank”), and CRM Construction Services, Inc. (“CRMC”), a firm that provides asset positioning services for the Bank relative to Bank-owned real estate and other assets; and (ii) Mr. Fedeli’s position as President, Chief Executive Officer and owner of the Fedeli Group, which acts as the Bank’s agent in connection with its purchase of insurance. In reviewing the independence of Mr. Calabrese, the Board of Directors determined that all fees paid to CRM and CRMC during fiscal 2013 or any of the past three fiscal years did not exceed 5% of either entity’s annual consolidated gross revenues. In reviewing the independence of Mr. Fedeli, the Board of Directors considered the relationship between PVF Capital and the Fedeli Group and determined such firm received fees of less than $200,000 for the performance of insurance related services in fiscal 2013 or any of the past three fiscal years.

Item 14.	Principal Accountant Fees and Services

Crowe Horwath LLP served as PVF Capital’s independent registered public accounting firm for the 2013 and 2012 fiscal years. For the years ended June 30, 2013 and 2012, the fees billed to PVF Capital by Crowe Horwath LLP totaled $205,390 and $188,220, respectively. Such fees were comprised of the following:

Audit Fees

During the fiscal years ended June 30, 2013 and 2012, the aggregate fees billed for professional services rendered for the audit of PVF Capital’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q filed during the fiscal years ended June 30, 2013 and 2012 were $187,000 and $185,000, respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services for the fiscal years ended June 30, 2013 and 2012 were $16,940 and $3,220, respectively. The fees for the year ended June 30, 2013 were for the review of the application of guidance of SAB 108 related to the FHLMC interest adustments. The fees for the year ended June 30, 2012, were related to comments from the SEC on PVF Capital’s filings with the SEC.

Tax Fees

No fees were billed to PVF Capital by the independent registered public accounting firm for tax services for the fiscal years ended June 30, 2013 and 2012.

All Other Fees

The aggregate fees billed by PVF Capital’s independent registered public accounting firm for services not included above were $1,450 and $0, respectively, for the fiscal years ended June 30, 2013 and 2012. The fees for the year ended June 30, 2013 represent consultation regarding the merger agreement with FNB.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

Pursuant to its charter, the Audit Committee is required to approve, in advance, all permissible non-audit services to be performed by PVF Capital’s independent registered public accounting firm. Any such services are considered on a case-by-case basis, and the Audit Committee does not have any set pre-approval policies or procedures. All non-audit services provided by the independent registered public accounting firm in fiscal years 2013 and 2012 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements appear in Part II of this Annual Report:

(a)	Consolidated Statements of Financial Condition, at June 30, 2013 and 2012;

(b)	Consolidated Statements of Operations for the Years Ended June 30, 2013, 2012 and 2011;

(c)	Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2013, 2012 and 2011;

(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2013, 2012 and 2011;

(e)	Notes to Consolidated Financial Statements;

(f)	Report of Independent Registered Public Accounting Firm.

(a)(2)	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K.

No.	Description

2.1

Agreement and Plan of Merger between F.N.B. Corporation and PVF Capital Corp., dated as of February 19, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request. (incorporated by reference from Item 9.01 of PVF’s Current Report on Form 8-K filed on February 22, 2013. (Commission File No. 0-24948)).

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

4.4

Form of Common Stock Warrant issued to Alesco Preferred Funding IV, Ltd. (incorporated by reference from Exhibit 4.1 to the PVF’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the Commission on November 09, 2010 (Commission File No. 0-24948)).

4.5	Agreement to furnish instruments and agreements defining rights of holders of long-term debt

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

10.4

Agreement by and between PVF Capital Corp., Park View Federal Savings Bank, Steven A. Calabrese, CCAG Limited Partnership and Steven A. Calabrese Profit Sharing Trust, dated September 30, 2008 (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed on October 6, 2008 (Commission File No. 0-24948)).

10.5*

PVF Capital Corp. 2008 Equity Incentive Plan (incorporated by reference from Appendix A to PVF Capital Corp.’s Definitive Proxy Statement filed with the Commission on October 17, 2008 (Commission File No. 0-24948)).

10.6*

Amended and Restated Severance Agreement by and between PVF Capital Corp., Park View Federal Savings Bank and Jeffrey N. Male (incorporated by reference from Exhibit 10.2 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the Commission on February 17, 2009 (Commission File No. 0-24948)).

10.7*

Agreement among PVF Capital Corp., Park View Federal Savings Bank and Marty Adams Consulting LLC, dated February 26, 2009 (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed with the Commission on March 4, 2009 (Commission File No. 0-24948)).

10.8*

Letter Agreement between PVF Capital Corp. and John R. Male, dated July 27, 2009 (incorporated by reference from Exhibit 10.10 to PVF’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Commission on September 28, 2009 (Commission File No. 0-24948)).

10.9*

PVF Capital Corp. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to PVF’s Current Report on Form 8-K filed with the Commission on November 24, 2010 (Commission File No. 0-24948)).

10.10*

PVF Capital Corp. Form of Restricted Stock Award (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Commission on May 16, 2011 (Commission File No. 0-24948).

10.11*

PVF Capital Corp. Form of Stock Option Award (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Commission on May 16, 2011 (Commission File No. 0-24948)).

10.12

PVF Capital Corp. Form of Stock Option Stock Appreciation Right Award (incorporated by reference from Exhibit 10.1 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 filed with the Commission on February 13, 2013 (Commission File No. 0-24948)).

10.13	Non-employee Directors’ Compensation Summary (incorporated by reference from Exhibit 10.3 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (Commission File No. 0-24948)).

No.	Description

10.14

Form of Restricted Stock Award Agreement (Directors) (incorporated by reference from Exhibit 10.1 to PVF’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (Commission File No. 0-24948)).

10.15	2012 Annual Incentive Plan (incorporated by reference from Item 5.02 of PVF’s Current Report on Form 8-K filed on December 6, 2011 (Commission File No. 0-24948)).

10.16	2013 Annual Incentive Plan (incorporated by reference from Item 5.02 of PVF’s Current Report on Form 8-K filed on February 13, 2013. (Commission File No. 0-24948)).

21	Subsidiaries of PVF Capital Corp. (filed herewith)

23	Consent of Crowe Horwath (filed herewith)

24	Power of Attorney (filed herewith).

31.1	Rule 13a-14(a)/Section 302 Certification of Robert J. King, Jr., President and Chief Executive Officer of PVF Capital Corp. (filed herewith).

31.2	Rule 13a-14(a)/Section 302 Certification of James H. Nicholson, Executive Vice President and Chief Financial Officer of PVF Capital Corp. (filed herewith).

32	Certifications of Robert J. King, Jr. and James H. Nicholson pursuant to 18 U.S.C. 1350 (filed herewith).

101.INS	XBRL Instance Document (filed herewith). **

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith). **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith). **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith). **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith). **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith). **

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PVF CAPITAL CORP.

September 27, 2013	By:	/s/ Robert J. King, Jr.
Robert J. King, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. King, Jr. Robert J. King, Jr. President and Chief Executive Officer (Principal Executive Officer)	September 27, 2013

/s/ James H. Nicholson James H. Nicholson Executive Vice President and Chief Financial Officer	September 27, 2013

/s/ Mark D. Grossi Mark D. Grossi Chairman of the Board	September 27, 2013

/s/ Steven A. Calabrese Steven A. Calabrese Director	September 27, 2013

/s/ Frederick D. DiSanto Frederick D. DiSanto Director	September 27, 2013

/s/ Umberto P. Fedeli Umberto P. Fedeli Director	September 27, 2013

/s/ Richard R. Hollington, III Richard R. Hollington, III Director	September 27, 2013

/s/ Stuart D. Neidus Stuart D. Neidus Director	September 27, 2013